Form 10-K
period 2016-12-31
Bain Capital Specialty Finance, Inc.
filed 2017-03-29
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55528

BAIN CAPITAL SPECIALTY FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2878769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA	02116
(Address of Principal Executive Office)	(Zip Code)

(617) 516-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes  ☐  No  ☒

As of March 29, 2017, the registrant had 16,772,174.54 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

None.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our”, and the “Company” refer to Bain Capital Specialty Finance, Inc.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the Securities Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

PART I

Item 1. Business

General

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016 (“Commencement”). The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the board of directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. See “Item 1A. Risk Factors—Risks Related to Our Investments.” Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Financing Investments With Borrowed Money.”

The Investment Advisor

The Company’s investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act. The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the investment advisory agreement (the “Investment Advisory Agreement”). Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement.  The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries had approximately $33.5 billion in assets under management as of January 1, 2017. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $3.5 billion in the Senior Direct Lending Strategy (as defined below) transactions since 1999 (of which approximately $1.0 billion has been invested within the 12-month period ending December 31, 2016) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

Bain Capital Credit is a wholly-owned subsidiary of Bain Capital, LP (“Bain Capital”) and the Advisor is a majority-owned subsidiary of Bain Capital Credit. As a diversified private investment firm, Bain Capital and its affiliates, including Bain Capital Credit and the Advisor, engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts, and provide investment banking, advisory, management and other services to funds and operating companies.

The Board of Directors

Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Investment Advisory Agreement; Administration Agreement

Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into an Investment Advisory Agreement with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

The base management fee is calculated at an annual rate of 1.5% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fee for any partial month or quarter will be appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase.

The Advisor, however, has agreed to waive its right to receive base management fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to a Qualified IPO. A “Qualified IPO” is an initial public offering (“IPO”) of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $75.0 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company.

We will pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains—which are described in more detail below.

The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:

(a)         100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to:

(i)             15% of the pre-incentive fee net investment income for the current quarter prior to a Qualified IPO, or

(ii)          17.5% of the pre-incentive fee net investment income for the current quarter after a Qualified IPO; and

(b)                                 (i)             15% of all remaining pre-incentive fee net investment income above the “catch-up” prior to a Qualified IPO, or

(ii)          17.5% of all remaining pre-incentive fee net investment income above the “catch-up” after a Qualified IPO.

The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), and equals:

(a)         prior to a Qualified IPO, 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”), or

(b)         after a Qualified IPO, 17.5% of the Cumulative Capital Gains.

Pre-incentive fee net investment income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus our operating expenses for such quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Incentive Fee Structure Relating to the Advisor.”

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.5% per quarter (6% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the fixed Hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash but including assets purchased with borrowed amounts) used to calculate the base management fee.

Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7647% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.8182% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. If the Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO.

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to a Qualified IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after a Qualified IPO. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before a Qualified IPO or 17.5% after a Qualified IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below after a Qualified IPO.

If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:(*)

Alternative 1 - The Company is below the hurdle

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.5%

Hurdle rate(1)= 1.5%

Management fee(2) = 0.1875%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3)= 0.1525%

Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 1.16%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2 - The Company meets the hurdle

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.0%

Hurdle rate(1) = 1.5%

Management fee(2) = 0.1875%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.1525%

Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 1.66%, which exceeds the hurdle rate

Incentive fee = 15% × pre-incentive fee net investment income, subject to the “catch-up” (4)

= 100% x (1.66% - 1.5%)

= 0.16% of total net assets

Alternative 3 - The Company exceeds the hurdle

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.5%

Hurdle rate(1) = 1.5%

Management fee(2) = 0.1875%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.1525%

Pre-incentive fee net investment income

(investment income - (management fee + other expenses)) = 2.16%

Incentive fee = 15% × pre-incentive fee net investment income, subject to “catch-up” (4)

= 100% × “catch-up” + (15% × (pre-incentive fee net investment income - 1.7647%))

Catch-up = 1.7647% - 1.5% = 0.2647%

Incentive fee = (100% × 0.2647%) + (15% × (2.16% - 1.7647%))

= 0.2647% + (15% × 0.3953%)

= 0.2647% + 0.059295%

= 0.32% of total net assets

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1) Represents 6.0% annualized hurdle rate.

(2) Represents 0.75% annualized management fee prior to a Qualified IPO pursuant to the fee waiver agreement.

(3)  Excludes organizational and offering expenses.

(4) The “catch-up” provision is intended to provide the Advisor with an Incentive Fee of approximately 15.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.7647% in any calendar quarter (7.0588% annualized).

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions

Year 1:        $25.0 million investment made in Company A (“Investment A”), $35.0 million investment made in

Company B (“Investment B”) and $30.0 million investment made in Company C (“Investment C”)

Year 2:        Investment A sold for $35.0 million, fair value of Investment B determined to be $30.0 million and fair value of Investment C determined to be $32.0 million

Year 3:        Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million

Year 4:        Fair value of Investment B determined to be $45.0 million

Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:

Year 1:        None

Year 2:        $0.75 million

The portion of the Incentive Fee based on capital gains equals (A) 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive Therefore, using the assumptions above, the Incentive Fee based on capital gains equals (A) 15% x ($10.0 million-$5.0 million) minus (B) $0.Therefore, the Incentive Fee based on capital gains equals $0.75 million.

Year 3:        $1.35 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 15% x ($15.0 million-$1.0 million) minus (B) $0.75 million. Therefore, the Incentive Fee based on capital gains equals $1.35 million.

Year 4: $0.15 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (x) (A) 15% x ($15.0 million-$0.0 million) minus (B) $2.1 million. Therefore, the Incentive Fee based on capital gains equals $0.15 million.

The Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company’s operations.

See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Dependence Upon Key Personnel of Bain Capital Credit and the Advisor.”

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.

Investment Decision Process

The Advisor’s investment process can be broken into five processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval, (4) Portfolio Construction and (5) Portfolio & Risk Management.

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with over 1,500 global contacts, enabling the group to generate a large set of middle-market investment opportunities. Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s 14 industry groups, Trading Desk and Restructuring team, each with its own sets of contacts. Of these contacts (with many of which a traditional middle-market fund would not typically have relationships), approximately 400 are private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Over the last 12 months as of December 31, 2016, Bain Capital Credit’s Private Credit Group considered approximately 700 global investment opportunities.

Investment Diligence & Recommendation

The Advisor utilizes Bain Capital Credit’s bottom-up approach to investing and it starts with the due diligence performed by its Private Credit Group. They work with the close support of Bain Capital Credit’s 14 industry groups. This diligence process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor (where applicable) in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward.  The team’s diligence work is summarized in investment memos and accompanying credit packs.  Work product also includes full models and covenant analysis. Once an investment is deemed worthy of serious consideration, it must be presented to the Advisor’s Credit Committee. Each of the Advisor’s Credit Committees is comprised of at least three experienced credit professionals. The approval process itself is iterative, involving multiple levels of discussion and approval which culminate with a final credit approval meeting with Bain Capital Credit’s unified eight-member Credit Committee that is responsible for approving investments across every asset class and strategy within Bain Capital Credit.

Portfolio Construction

Portfolio construction is largely the responsibility of the portfolio managers (the “Portfolio Managers”). The Portfolio Managers will construct the portfolio using a set of investments approved by the Credit Committee. While the decision to buy requires approval from the Credit Committee, the decision to sell securities is at the sole discretion of the Portfolio Managers. The Portfolio Managers’ sell decisions are based primarily on price targets, relative value and market conditions. For middle-market holdings, the path to exit an investment is discussed at Credit Committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle-market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company’s debt.

Portfolio & Risk Management

The Advisor utilizes Bain Capital Credit’s Private Credit Group for the daily monitoring of its respective credits once an investment has been made. The Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, the Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting the Advisor’s expectations, the Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. The Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.

Investment Strategy

The Advisor, through the resources and personnel provided by Bain Capital Credit through the Resource Sharing Agreement, uses detailed business, industry and competitive analyses to make investments. In evaluating potential opportunities, Bain Capital Credit’s investment professionals typically complete market analyses to assess the attractiveness of a given industry and a specific investment and monitor, on an ongoing basis, financial performance and market developments. The Advisor’s approach to making investments generally involves evaluating the following business characteristics: market definition, market size and growth prospects, competitive analysis, historical financial performance, margin analysis and cost structure, quality of earnings, capital structure, access to capital markets and regulatory, risk analysis, tax and legal matters. Additionally, the Advisor places significant emphasis on the quality and track record of the controlling stockholders and management team as well as careful consideration to the underlying deal structure and documentation. When considering an investment that meets the Company’s return objectives, the Advisor seeks to mitigate downside risk.

We seek to create a broad and varied portfolio of investments across various industries as a method to manage risk and capitalize on specific sector trends, all concentrated in a small number of industries.

Investment Focus

Our primary focus is capitalizing on senior middle-market lending opportunities.  We seek to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in EBITDA. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

We may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (i.e. junk bonds). See “Item 1A. Risk Factors—Risks Related to Our Investments— Lack of Liquidity in Investments.” Our investments also may include non-cash income features, including PIK interest and OID. See “Item 1A. Risk Factors—Risks Related to Our Investments—Risks Associated with OID and PIK Interest Income.”

As of December 31, 2016, our portfolio consisted of the following:

	As of December 31, 2016
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3
Total	$106,251,499	100.0%	$107,942,008	100.0%

The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•                  assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•                  periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•                  comparisons to our other portfolio companies in the industry, if any;

•                  attendance at and participation in board meetings or presentations by portfolio companies; and

•                  review of monthly and quarterly financial statements and financial projections of portfolio companies.

The Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

•                  An investment is rated 1 if, in the opinion of the Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•                  An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•                  An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•                  An investment is rated 4 if, in the opinion of the Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016.

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	0.0%	—	0.0%
2	107,942,008	100.0%	12	100.0%
3	—	0.0%	—	0.0%
4	—	0.0%	—	0.0%
Total	$107,942,008	100.0%	12	100.0%

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Operation in a Highly Competitive Market for Investment Opportunities.”

Fees and Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•                  our initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million;

•                  operating costs incurred prior to the commencement of our operations;

•                  the cost of calculating our net asset value, including the cost of any third-party valuation services;

•                  the cost of effecting sales and repurchases of shares of our common stock and other securities;

•                  fees payable to third parties relating to making investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•                  interest expense and other costs associated with Company indebtedness;

•                  transfer agent and custodial fees;

•                  out-of-pocket fees and expenses associated with marketing efforts;

•                  federal and state registration fees and any stock exchange listing fees;

•                  U.S. federal, state and local taxes;

•                  independent directors’ fees and expenses;

•                  brokerage commissions and markups;

•                  fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•                  direct costs, such as printing, mailing, long distance telephone and staff;

•                  fees and expenses associated with independent audits, tax compliance and outside legal costs;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•                  other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of the Board) of overhead.

All of the foregoing expenses are ultimately borne by our stockholders.

We have agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf. The Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our stockholders to constitute a return of capital.

The Advisor is authorized to determine the broker to be used for each securities transaction. In selecting brokers to execute transactions, the Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. In selecting brokers, the Advisor may or may not negotiate “execution only” commission rates and thus we may be deemed to be paying for other services provided by the broker that are included in the commission rate. In negotiating commission rates, the Advisor will take into account the financial stability and reputation of the broker and the brokerage, research and other services provided to us, the Advisor and other customers of the Advisor and its affiliates by such broker, even though we may not, in any particular instance, be the direct or indirect beneficiaries of the research or other services provided and the base management fee payable to the Advisor is not reduced because it receives such services. In addition, the Advisor may direct commissions to certain brokers that on the foregoing basis may furnish other services to us, the Advisor and other customers of the Advisor and its affiliates, such as telephone lines, news and quotation equipment, electronic office equipment, account record keeping and clerical services, trading software, financial publications and economic consulting services. As a result of the brokerage practices described above, the levels of commission paid and prices paid or received by us in securities transactions may be less favorable than in securities transactions effected on a best price and execution basis.

The Advisor has currently engaged placement agents to assist with the placement of the Company’s shares, and may engage additional or different placement agents in the future. The Advisor and/or investors referred by a placement agent shall pay all compensation to the placement agents. The Company does not currently intend to pay compensation to any placement agents in connection with the Private Offering, as defined below. The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.

Capital Resources and Borrowings

We anticipate cash to be generated from our current private offering of common shares (the “Private Offering”) and other future offerings of securities (including a Qualified IPO), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

On December 22, 2016, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a)  December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under certain subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

Dividend Reinvestment Plan

Prior to the listing of the Company’s shares on a national securities exchange (a “Listing”), stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements.  We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then (i) prior to a Listing, stockholders who “opt in” to the Company’s dividend reinvestment plan and (ii) subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan, will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Administration

We do not currently have any employees. Each officer of the Company is also an employee of the Advisor or its affiliates. See “Item 10. Directors, Executive Officers and Corporate Governance.”

Our day-to-day investment operations are managed by the Advisor. Pursuant to its Resource Sharing Agreement with Bain Capital Credit, the Advisor has access to the individuals who comprise the Advisor’s Credit Committee, and a team of additional experienced investment professionals who, collectively, comprise the Advisor’s investment team. The Advisor may hire additional investment professionals to provide services to us, based upon its needs. See “Item 1. Business- General—Investment Advisory Agreement; Administration Agreement.”

The Private Offering

Our Initial Closing occurred on October 6, 2016 and the Company commenced operations on October 13, 2016. We have entered into separate Subscription Agreements with a number of investors for the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO and (ii) the three and a half-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. Prior to a Qualified IPO, no investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

The Company filed an election on October 6, 2016 to be treated as a BDC under the 1940 Act. Additional closings of the Private Offering may occur from time to time as determined by the Company. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In the event that the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act.  The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses.

In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the Subscription Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company.

Except as provided above, three and a half years following the Initial Closing (the “Commitment Period”), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including base management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 10% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments.

If a Qualified IPO has not occurred by the expiration of the Commitment Period, the Board will use its best efforts to wind down and/or liquidate and dissolve the Company. The Company does not intend to give investors in-kind distributions of illiquid securities. The Company also does not have the ability or intention to create liquidating vehicles after dissolution. There is no step-down in base management fee after the expiration of the Commitment Period. The Advisor will continue to collect the same level of fees after the expiration of the Commitment Period through the final dissolution of the Company.

As part of certain credit facilities, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Potential Limits Under a Credit Facility or Any Other Future Borrowing Facility.”

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Until a Qualified IPO, we do not intend to list our common stock on a stock exchange and it will not be publicly traded. We will only pursue a Qualified IPO if and when the Advisor believes market conditions are appropriate for the Company to conduct a Qualified IPO and list its shares on an exchange. At such time, the Advisor will recommend that the Board approve such Qualified IPO. There can be no guarantee that a Qualified IPO will take place and investors should not rely on a Qualified IPO for liquidity.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make any co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. tax purposes.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors.”

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)         securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)         is organized under the laws of, and has its principal place of business in, the United States;

(b)         is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)          satisfies any of the following:

i.                                          does not have any class of securities that is traded on a national securities exchange;

ii.                                       has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.                                    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.                                   is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)         securities of any eligible portfolio company which we control;

(3)         securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

(4)         securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

(5)         securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; and

(6)         cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Monitoring Investments

In most cases, we will not have influence over the board of directors of our portfolio companies. In some instances, the Advisor’s investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with the Advisor’s Credit Committee and the Board, the Advisor will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item 1. Business — Certain U.S. Federal Income Tax Consequences—Election to be Subject to be Taxed as a RIC.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Financing Investments With Borrowed Money.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Advisor have adopted codes of ethics which apply to, among others, our and the Advisor’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Advisor’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to the Secretary of the Company, Ranesh Ramanathan, Bain Capital Specialty Finance, Inc., 200 Clarendon Street, 37th Floor, Boston, MA 02116, Attention: Bain Capital Specialty Finance, Inc. Investor Relations, or by emailing us at creditinfo@baincapital.com.

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. James Goldman currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•                  pursuant to Rule 13a-14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•                  pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•                  pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent public accounting firm; and

•                  pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will delegate our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor and our non-interested directors will receive a copy annually, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that conflicts of interest may arise from time to time in relation to proxy voting requirements. A conflict between the Advisor and any client can arise in a number of situations. The following non-exclusive examples illustrate conflicts of interest that could arise:

•                  A failure to vote in favor of a position supported by management may harm the relationship the Advisor or the Company has with the company;

•                  A failure to vote in favor of a particular proposal may harm the relationship the Advisor or the Company has with the proponent of the proposal;

•                  A failure to vote for or against a particular proposal may adversely affect a business or personal relationship, such as when an officer of the Advisor has a spouse or other relative who serves as a director of the company, is employed by the company or otherwise has an economic interest therein; or

•                  Conflicts arising from investment positions held by affiliates of the Advisor.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Advisor intends to vote proxies or similar corporate actions in accordance with the best interests of our shareholders, taking into account such factors as it deems relevant in its sole discretion. Upon receipt of a proxy request, the Advisor’s Operations department contacts a senior investment professional responsible for the issuer. The senior investment professional communicates the proxy voting decision to Operations. The hard-copy documentation is completed by Operations and sent back to the appropriate party. Operations maintains a log of all proxy voting documentation received and the status thereof.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our stockholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P under the Gramm — Leach Bliley Act, as amended. We generally will not use or disclose any stockholder information for any purpose other than as required by law.

We may collect non-public information about investors from our Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our stockholders.

In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders will generally be stored on secured servers. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, which we refer to as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Annual Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders”. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

•                  an individual who is a citizen or resident of the United States;

•                  a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

•                  a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

•                  an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Subject to be Taxed as a RIC

We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income or gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “Taxation of U.S. Stockholders” and “Taxation of Non-U.S. Stockholders,” below.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute dividends to our stockholders of an amount generally at least equal to 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We generally are subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless we distribute dividends for U.S. federal income tax purposes in a timely manner to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution treated as dividends for U.S. federal income tax purposes declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We will not be subject to the U.S. federal excise tax on amounts on which we incurred U.S. federal income tax (such as the tax imposed on retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and incur the applicable U.S. federal excise tax.

We may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•                  qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•                  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•                  diversify our holdings so that at the end of each quarter of the taxable year:

•                  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•                  no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may not be eligible to be subject to tax as a RIC and, thus, could become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because we may use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.  Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or may cause us to be subject to the 4% nondeductible U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.  Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable distribution payable in our stock or cash at the election of each stockholder.  In such case, for U.S. federal income tax purposes, the amount of the distribution paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock.  See “Taxation of U.S. Stockholders” below for a discussion of the tax consequences to stockholders upon receipt of such distributions.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, investors may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders.  We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-taxable year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. The investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and an investor may lose all or part of his or her investment.

Risks Relating to our Business and Structure

Limited Operating History

We began operations on October 13, 2016 and have limited operating history. There can be no assurance that the results achieved by past investments of Bain Capital Credit or the Advisor will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

In addition, Bain Capital Credit and the Advisor have never previously managed a BDC. The Company is the first BDC that Bain Capital Credit or the Advisor have managed. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the majority of other investment vehicles managed by Bain Capital Credit or the Advisor. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. The Company, the Advisor and Bain Capital Credit have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Inability to Meet Investment Objective or Investment Strategy

The Company is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our success depends on the Advisor’s ability to identify and select appropriate investment opportunities, as well as the Company’s ability to acquire those investments. There can be no assurance that the Company will achieve its investment or performance objectives, including its targeted returns, or that the Advisor will be successful in identifying a sufficient number of suitable investment opportunities to fully deploy the Company’s committed capital. The possibility of partial or total loss of the Company’s capital exists.

Dependence Upon Key Personnel of Bain Capital Credit and the Advisor

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor, including with resources utilized from Bain Capital Credit. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by Bain Capital Credit or the Advisor could have a material adverse effect on the performance of the Company. The individuals may not necessarily continue to remain employed by Bain Capital Credit or the Advisor during the entire term of the Company. If these individuals do not maintain their existing relationships with Bain Capital Credit or the Advisor and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, investors in the Company will not have an opportunity to evaluate the relevant economic, financial or other information regarding specific investments made by the Company or the terms of any investment. In addition, individuals with whom the senior professionals of Bain Capital Credit or the Advisor have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. In addition, a number of members of the professional staff of Bain Capital Credit or the Advisor are investors in, and are actively involved in managing the investment decisions of, other funds advised by Bain Capital Credit or the Advisor. Accordingly, the members of the professional staff of Bain Capital Credit and the Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit. The Advisor may be unable to find a sufficient number of attractive opportunities to invest the Company’s committed capital or meet its investment objectives. Further, there can be no assurance that what the Advisor perceives as an attractive investment opportunity will not, in fact, result in substantial losses due to one or more of a wide variety of factors.

The employees of the Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of the Company’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Advisor or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of the Advisor cease to be actively involved with the Company, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct the Company’s business. The Board intends to evaluate the commitment and performance of the Advisor in conjunction with the annual approval of the Company’s Investment Advisory Agreement and Administration Agreement.

Under a Resource Sharing Agreement entered into between Bain Capital Credit and the Advisor, Bain Capital Credit has agreed to provide the Advisor with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement provides that Bain Capital Credit will make available to the Advisor experienced investment professionals and access to the resources of Bain Capital Credit for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. Although we are a third-party beneficiary of the Resource Sharing Agreement, we cannot assure stockholders that Bain Capital Credit will fulfill its obligations under the agreement. We cannot assure stockholders that the Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow.

Dependence on Strong Referral Relationships

We depend upon Bain Capital Credit and the Advisor to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If they fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Bain Capital Credit and the Advisor have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

No Guarantee to Replicate Historical Results Achieved by Bain Capital Credit

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor or by Bain Capital Credit. We have, and may in the future, consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Advisor’s Credit Committee or by Bain Capital Credit. Any such investments will be subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by members of the Advisor or by Bain Capital Credit, and we caution stockholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. There can be no assurance that the Company will be profitable in the future. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Expedited Investment Decisions

Investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company’s right of recourse against them in the event errors or omissions do occur.

Ability to Manage Our Business Effectively

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the ability of the Advisor and Bain Capital Credit to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the execution of our investment process by Bain Capital Credit and the Advisor, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Bain Capital Credit and Advisor investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential Difficulty Sourcing Investment Opportunities

We may be unable to locate a sufficient number of suitable investment opportunities to allow us to deploy all capital commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot ensure that we will achieve our anticipated investment pace. To the extent we are unable to deploy all capital commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We generally expect to call capital for investment purposes only at the time we identify an investment opportunity. Notwithstanding the foregoing, we expect to deploy all proceeds from each capital call for investment purposes within two years of calling such capital. Until such time as we invest the proceeds of such capital calls in portfolio companies, we will invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.

Potential Conflicts of Interest

As a result of our arrangements with Bain Capital Credit and the Advisor, there may be times when the Advisor or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Conflicts Related to Obligations of Bain Capital Credit or the Portfolio Managers

Bain Capital Credit and Advisor employees, including the Portfolio Managers, serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Bain Capital Credit and/or its affiliates. Similarly, Bain Capital Credit and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Bain Capital Credit or the Advisor has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Bain Capital Credit and its affiliates, for capital and investment opportunities. As a result, Bain Capital Credit and the Portfolio Managers who are affiliated with Bain Capital Credit will face conflicts in the allocation of investment opportunities among us and the investment funds, accounts and investment vehicles managed by Bain Capital Credit and its affiliates. Bain Capital Credit intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. If the Advisor recommends a particular level of investment for the Company, and the aggregate amount recommended by the Advisor for the Company and for other participating investment funds, accounts, and vehicles exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among the Company and other investment funds, accounts, and vehicles, subject to applicable law and regulation, will be done in accordance with the Advisor’s trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Possession of Material Non-Public Information by Principals and Employees of Bain Capital Credit

Principals and other employees of Bain Capital Credit and the Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Third Party Involvement

We may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may in certain circumstances be liable for actions of such third party.

Incentive Fee Structure Relating to the Advisor

In the course of our investing activities, we will pay management and incentive fees to the Advisor. We have entered into an Investment Advisory Agreement with the Advisor that provides that these fees will be based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, the Advisor will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of the Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk the Advisor will make more speculative investments in an effort to receive this payment.

The Board is charged with protecting our interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its services and compensation. While they are not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review the Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

The part of the incentive fee payable to the Advisor relating to our net investment income will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Advisor to the extent that it encourages the Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Investment Advisory Agreement, the Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these loans and securities in good faith as described below in “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Uncertainty as to the Value of Certain Portfolio Investments.” In connection with that determination, investment professionals from Bain Capital Credit may provide the Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment that constitutes at least a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. In addition, each of the interested members of the Board has an indirect pecuniary interest in the Advisor. The participation of the Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of the Board, could result in a conflict of interest as the Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts Related to Other Arrangements With Bain Capital Credit and the Advisor’s Other Affiliates

We have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This will create conflicts of interest that the Board will monitor. For example, we will be unable to preclude Bain Capital Credit from using the “Bain Capital” name for other funds or activities, some of whom may compete against us.

Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Bain Capital Credit or others. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Negotiation of the Investment Advisory Agreement with the Advisor and the Administration Agreement with the Administrator

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor and its affiliates. Any such decision, however, could breach our fiduciary obligations to our stockholders.

Limited Liability and Indemnification of the Advisor

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Operation in a Highly Competitive Market for Investment Opportunities

The business of investing in assets meeting our investment objective is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including business development companies, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Bain Capital Credit and the Advisor. Although Bain Capital Credit and the Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.

Possibility of the Need to Raise Additional Capital

We may need additional capital to fund new investments and grow our portfolio of investments once we have fully invested the net proceeds of the Private Offering. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

PIK Interest Payments

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Advisor.

Potential Default or Other Issues Under a Credit Facility

In the event we default under a credit facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant credit facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain Credit Facilities, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

Financing Investments With Borrowed Money

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we intend to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of a credit facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as we expect that the base management fee payable to the Advisor will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

In addition, a credit facility will, and our future debt facilities may, impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax as a RIC.

Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Advisor.

Potential Limits Under a Credit Facility or Any Other Future Borrowing Facility

Each credit facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants a credit facility or any other borrowing facility may provide may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay distributions.

In addition, we expect that under a credit facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our ability to be subject to tax as a RIC.

Adverse Developments in the Credit Markets

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility (including a credit facility), obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

Uncertainty as to the Value of Certain Portfolio Investments

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable.  If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under Topic 820 of the U.S. Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

Potential Fluctuations in Quarterly Operating Results

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential Fluctuations in our Net Asset Value (“NAV”)

Our NAV may fluctuate over time and, consequently, you may pay a different price per share at subsequent closings than some other investors paid at earlier closings. The price per share of a subsequent closing may be above NAV per share to take into account the amortization of organizational and offering expenses. Consequently, investors in subsequent closings may receive a different number shares for the same capital contribution that earlier investors made depending on the NAV at the relevant time.

Potential Adverse Effects of New or Modified Laws or Regulations

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of Bain Capital Credit or the Advisor to other types of investments in which Bain Capital Credit or the Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

Shadow Banking Regulatory Changes

There has been increasing commentary among regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). The Company is an entity outside the regulated banking system and certain of the activities of the Company may be argued to fall within this definition and, in consequence, may be subject to regulatory developments.  As a result, the Company and the Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render the continued operation of the Company unviable and lead to its premature termination or restructuring.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Stockholder Approval

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Potential Deterrence of Takeover Attempts

The General Corporation Law of the State of Delaware, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Certificate of Incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. The Board has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our directors who are not “interested persons.” If the Board does not adopt, or adopts but later repeals such resolution exempting business combinations, or if the Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation that classify the Board in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing the Board to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Certificate of Incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Certificate of Incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Potential Resignation of the Advisor and/or the Administrator

The Advisor has the right under the Investment Advisory Agreement to resign as the Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the administration agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Advisor or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor, or the Administrator, as applicable. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Incurrence of Significant Costs as a Result of Being an Exchange Act Reporting Company

As an Exchange Act reporting company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Dependence on Information Systems and Potential Systems Failures

Our business is highly dependent on the communications and information systems of Bain Capital Credit. In addition, certain of these systems are provided to Bain Capital Credit by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Small Business Investment Company License

Principals or employees of Bain Capital Credit and/or the Advisor may apply for a license to form a Small Business Investment Company (“SBIC”) for the Company. If the application is approved and the Small Business Administration (“SBA”) so permits, the SBIC license will be transferred to a wholly-owned subsidiary of the Company. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure investors that the principals or employees of Bain Capital Credit and/or the Advisor will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to the Company. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Risks Related to the 1940 Act

Application of the 1940 Act

As a BDC, we are subject to the 1940 Act. In addition, we intend to elect to be subject to U.S. tax as a RIC in accordance with the guidelines set forth under Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve the same results as other vehicles managed by Bain Capital Credit and/or the Advisor.

Restricted Ability to Enter Into Transactions with Affiliates

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider the Advisor and its affiliates, including Bain Capital Credit, to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside investment funds, accounts and investment vehicles of Bain Capital Credit and the Advisor in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and the Advisor, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Bain Capital Credit’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Bain Capital Credit’s allocation policy. If the Company is prohibited by applicable law from investing alongside Bain Capital Credit’s investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity. Allocations among us and investment funds, accounts and investment vehicles managed by Bain Capital Credit and its affiliates pursuant to the exemptive relief will generally be made pro rata based on capital available for investment, as determined, in our case, by the Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among the Company and other investment funds, accounts, and vehicles, subject to applicable law and regulation, will be done in accordance with the Advisor’s trade allocation practice, which is generally pro rata based on order size. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Bain Capital Credit is not permitted or appropriate, subject to the limitations described in the preceding paragraph, Bain Capital Credit will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Bain Capital Credit has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We, the Advisor and Bain Capital Credit, have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Bain Capital Credit in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by Bain Capital Credit in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our independent directors review and approve each co-investment.  The exemptive order imposes other constraints on co-investments that limit the number of instances when the Company may rely on its protections.

Restriction on Ability to Sell or Otherwise Exit Investments Also Invested in by Other Bain Capital Credit Investment Vehicles

We may be considered affiliates with respect to certain of our portfolio companies because certain investment funds, accounts or investment vehicles managed by Bain Capital Credit also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

Risks Related to a BDC

Investing a Sufficient Portion of Assets in Qualifying Assets

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Potential Limited Ability To Invest in Public Companies

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations Governing Our Operation as a BDC

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). The Company does not currently have authorization from its shareholders to issue common stock at a price below its then current net asset value per share and the Company does not expect to seek such approval at its 2017 annual stockholder meeting.  If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and stockholders may experience dilution.

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. We and the portfolio companies in which we may invest may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and may have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of recent market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by the Company. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. In addition, such declines could lead to weakened investment opportunities for the Company, could prevent the Company from successfully meeting its investment objectives and/or could require the Company to dispose of investments at a loss while such unfavorable market conditions prevail. Although the credit markets and the U.S. economy have improved in recent years, there can be no assurance that market conditions will remain or improve further in the near future. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

General Market and Credit Risks of Debt Securities

Debt portfolios are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Company may not be able to manage this risk effectively, which in turn could adversely affect the Company’s performance.

Investments in Leveraged Portfolio Companies

Portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, portfolio companies which the Advisor expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.

Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and the Company as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Volatility of Loans and Debt Securities of Leveraged Companies

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Investments in Middle-Market Portfolio Companies

We expect to invest its investable capital in small and/or less well-established companies. While smaller companies may have potential for rapid growth, they often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments. Generally, little public information exists about these companies, and we will rely on the ability of Bain Capital Credit’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

Lack of Liquidity in Investments

An investment in the Company is speculative and volatile, requiring a long-term commitment with no certainty of return.  The lack of an established, liquid secondary market for a large portion of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price.

In addition, we may, from time to time, possess material, non-public information, including information received due to its participation on creditors’ committees, about a borrower or issuer or the Company may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.

A portion of the Fund’s investments may consist of securities that are subject to restrictions on resale by the Fund because they were acquired in a “private placement” or similar transaction or because the Fund is deemed to be an affiliate of the issuer of such securities. The Fund will be able to sell such securities only under applicable securities laws, which may permit only limited sales under specified conditions or subject the Fund to additional potential liability.

We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

Potential Adverse Effects of Price Declines and Illiquidity in the Corporate Debt Markets

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•                  a comparison of the portfolio company’s securities to publicly-traded securities;

•                  the enterprise value of a portfolio company;

•                  the nature and realizable value of any collateral;

•                  the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•                  the markets in which the portfolio company does business;

•                  appraisals and reviews by third-party valuation firms; and

•                  changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks of Secured Loans

While we may invest in secured loans that may be over-collateralized at the time of the investment, they may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of the Company’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company’s rights. In addition, in the event of any default under a secured loan held directly by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on the Company’s cash flow from operations.

In the event of a foreclosure, we may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk.  Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.

Mezzanine Debt and Other Junior Securities

The mezzanine debt and other junior securities in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by the Company may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the Company. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on the Company’s mezzanine or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company’s mezzanine debt and other junior securities and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

Many issuers of mezzanine debt and other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt and other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.

Investments in mezzanine debt and other junior securities may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Potential Early Redemption of Some Investments

The terms of loans acquired or originated by the Company may be subject to early prepayment options or similar provisions which, in each case, could result in the Company realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Additionally, prepayments could negatively impact our ability to pay, or the amount of, distributions on our common stock, which could result in a decline in the market price of our shares. The Company’s inability to reinvest such proceeds may materially affect the overall performance.

Limited Amortization Requirements

We may invest in debt that has limited mandatory amortization and interim repayment requirements. A low level of amortization of any debt, over the life of the investment, may increase the risk that a portfolio company will not be able to repay or refinance the debt held by the Company when it comes due at its final stated maturity.

High Yield Debt

We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

High yield debt generally experiences greater default rates than is the case for investment-grade securities. We may also invest in equity securities issued by entities with unrated or below investment-grade debt.

High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Bank Loans

We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that the current period of illiquidity will not persist or worsen and that the market will not experience periods of significant illiquidity in the future. In addition, the Company may make investments in stressed or distressed bank loans, which are often less liquid than performing bank loans.

Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by the Company; (ii) leave the Company unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay the Company from realizing the proceeds of a sale of a loan; (iv) inhibit the Company’s ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent the Company from timely collecting principal and interest payments; and (vi) expose the Company to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

In certain circumstances, loans may not be deemed to be securities, and in the event of fraud or misrepresentation by a borrower or an arranger, lenders will not have the protection of the anti-fraud provisions of the federal securities laws, as would be the case for bonds or stocks. Instead, in such cases, lenders generally rely on the contractual provisions in the loan agreement itself, and common-law fraud protections under applicable state law.

We may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, and not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation. The bank loans acquired by us are likely to be below investment-grade.

Exposure to Originated Investments

We may originate certain of its investments with the expectation of later syndicating a portion of such investment to other affiliated funds or third parties. Prior to such syndication, or if such syndication is not successful, our exposure to the originated investment may exceed the exposure that we intended to have over the long-term or would have had had it purchased such investment in the secondary market rather than originating it.

Equity Securities

We may in certain limited circumstances invest in equity securities. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner.

Highly Volatile Instruments

The prices of the financial instruments in which we invest can be highly volatile. Price movements of instruments in which our assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

Convertible Securities

We may in certain limited circumstances invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve its investment objective.

Portfolio Acquisitions

We may invest in entire portfolios of assets sold by hedge funds, other business development companies, regional commercial banks, specialty finance companies and other types of financial firms. The performance of individual assets in such a portfolio will vary, and the return on our investment in an entire portfolio may not exceed the returns we would have received had we purchased some, but not all, of the assets contained in such portfolio.

Investments in Undervalued Assets

We may seek to invest in undervalued assets. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. We may be required to hold undervalued assets for a substantial period of time with the expectation that the assets will appreciate in value, even though there is no assurance that such value appreciation will take place. Accordingly, we may be forced to sell such undervalued assets at a substantial loss. During the period pending any sale, a portion of our funds would be committed to undervalued assets, thus possibly preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such funds during this waiting period. Finally, margin calls and other events related to the Company’s indebtedness could force the Company to have to sell assets at prices that are less than their fair value.

Widening Risk

For reasons not necessarily attributable to any of the risks set forth herein, the prices of the securities and other financial assets in which the Company invests may decline substantially. In particular, purchasing assets at what may appear to be “undervalued” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale. It is not possible to predict, or to hedge against, such “spread widening” risk.

Financially Troubled Companies

We may invest in the obligations of companies that are financially troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. Such companies generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments, and if their financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, securities of such companies may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. Additionally, the Company may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders.  We may make investments that become distressed due to factors outside the control of the Advisor. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose its entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Under these circumstances, the returns generated from the Company’s investments may not compensate the Stockholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the Stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Troubled company investments require active monitoring and may, at times, require significant participation in business strategy or reorganization proceedings by the Advisor. In addition, involvement by the Advisor in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the company.

Event-Driven Special Situations

Our strategies will, from time to time, involve investments in “event-driven” special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and the Company could be incorrect in its assessment of the downside risk associated with an investment, thus resulting in a significant loss. Although the Company intends to utilize appropriate risk management strategies, such strategies cannot fully insulate the Company from the risks inherent in its planned activities. Moreover, in certain situations, the Company may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

Lender Liability Considerations and Equitable Subordination

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s investments, the Company could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. A significant number of the Company’s investments will involve investments in which the Company will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investments could arise without the direct involvement of the Company.

If the Company purchases debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require the Company to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) the Company might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

Fraudulent Conveyance and Preference Considerations

Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s investments, which constitute the primary assets of the Company, by virtue of the Company’s role as a creditor with respect to the borrowers under such investments. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of a borrower, such as a trustee in bankruptcy or the borrower as debtor-in-possession, were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to the incurring of such indebtedness, the borrower (i) was insolvent, (ii) was engaged in a business for which the assets remaining in such borrower constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower or could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, in the event of the insolvency of an issuer of an investment, payments made on the Company’s investment could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency depending on a number of factors, including the amount of equity of the borrower owned by the Company and its affiliates and any contractual arrangement between the borrower, on the one hand, and the Company and its affiliates, on the other hand. The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, a borrower would be considered insolvent at a particular time if the sum of its debts was greater than all of its assets at a fair valuation or if the then-present fair saleable value of its assets was less than the amount that would be required to pay its probable liabilities on its then-existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether a borrower was insolvent after giving effect to the incurrence of the loan or that, regardless of the method of evaluation, a court would not determine that the borrower was “insolvent” upon giving effect to such incurrence. In general, if payments on an investment are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments.

Participation on Creditors’ Committees

The Advisor may participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or the Advisor may seek to negotiate directly with the debtors with respect to restructuring issues. If the Advisor does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to the Company in such proceedings. By participating on such committees, the Advisor may be deemed to have duties to other creditors represented by the committees, which might expose the Advisor to liability to such other creditors who disagree with the Advisor’s actions.

While the Advisor intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, the Advisor may trade in a portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause the Advisor and/or the Company to incur significant legal fees and potential losses.

Projections

The Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of our investments among asset groups from that described herein; the degree to which our investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Third Party Litigation

In addition to litigation relating to the bankruptcy process, our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, the Company’s assets may not be diversified. Any such non-diversification would increase the risk of loss to the Company if there was a decline in the market value of any loan in which the Company had invested a large percentage of its assets. If a large portion of the assets of the Company is held in cash or similarly liquid form, the Company’s performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a “diversified” fund. The Company may have a more concentrated or less broad and varied portfolio than an average mutual fund. While a more concentrated portfolio can have good results when a manager is correct, it can also cause a portfolio such as the Company’s to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following its initial investment in a portfolio company, the Company may decide to provide additional funds to such portfolio company, seeking to:

•                  increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•                  exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•                  preserve or enhance the value of our investment.

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Bain Capital Credit and the Advisor’s allocation policy. Any decision by us not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase its participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

We do not currently intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults By Portfolio Companies

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments

The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by non-guarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.

Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•                  the ability to cause the commencement of enforcement proceedings against the collateral;

•                  the ability to control the conduct of such proceedings;

•                  the approval of amendments to collateral documents;

•                  releases of liens on the collateral; and

•                  waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Subordinated Investments

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

Contingent Liabilities Resulting from the Disposition of Investments

We may from time to time incur contingent liabilities in connection with an investment. For example, we may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn or may originate or make a secondary purchase of a revolving credit facility. If the borrower subsequently draws down on the facility, we will be obligated to fund the amounts due. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on us.

Additional Risks of Hedging Transactions and/or Investments in Non-U.S. Securities

The 1940 Act generally requires that at least 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. However, our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. We expect to invest in the securities of non-U.S. issuers. Investing in loans and securities of non-U.S. issuers involves many risks including economic, social, political, financial, tax and security conditions in the non-U.S. market, potential inflationary economic environments, less liquid markets and regulation by foreign governments. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. In addition, with respect to certain countries, there is a possibility of expropriation, imposition of non-U.S. withholding or other taxes on distributions, interest, capital gains or other income, limitations on the removal of funds or other assets of the Company, political or social instability or diplomatic developments that could affect investments in those countries. An issuer of securities may be domiciled in a country other than the country in whose currency the instrument is denominated. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

Bankruptcy law and process in non-U.S. jurisdictions may differ substantially from that in the United States, which may result in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Investments or liabilities of the Company may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar.

Changes in foreign currency exchange rates may also affect the value of distributions and interest earned as well as the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement.

Although we intend to engage in any interest rate hedging transactions and currency hedging transactions only for hedging purposes and not for speculation, use of interest rate hedging transactions and currency hedging transactions involves certain inherent risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction or currency hedging transaction not been utilized, in which case it would have been better had we not engaged in the interest rate hedging transaction or currency hedging transaction, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction or currency hedging transaction utilized, (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for us to close-out or unwind an interest rate hedging transaction or currency hedging transaction and (iv) credit risk with respect to the counterparty to the interest rate hedging transaction or currency hedging transaction. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may also enter into certain hedging and short sale transactions for the purpose of protecting the market value of an investment of the Company for a period of time without having to currently dispose of such investment. Such defensive hedge transactions may be entered into when the Company is legally restricted from selling an investment or when the Company otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of an investment. Such defensive hedging transactions may expose the Company to the counterparty’s credit risk. There also can be no assurance that the Company will accurately assess the risk of a market value decline with respect to an investment or enter into an appropriate defensive hedge transaction to protect against such risk. Furthermore, the Company is in no event obligated to enter into any defensive hedge transaction. The Company may from time to time employ various investment programs, including the use of derivatives, short sales, swap transactions, currency hedging transactions, securities lending agreements and repurchase agreements. There can be no assurance that any such investment program will be undertaken successfully.

Concentration Risk

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Realizing Gains From Equity Investments

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Associated with OID and PIK Interest Income

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•                  OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

•                  OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•                  For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•                  The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

•                  The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

•                  Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.

•                  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Federal Income Tax and Other Tax Risks

Possibility of Corporate-Level Income Tax

In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be subject to tax as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify to be subject to tax as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

Required Distributions and the Recognition of Income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, as distributions to our stockholders in order to maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify to be subject to tax as a RIC and thus be subject to corporate-level income tax.

Potential Adverse Tax Consequences as a Result of Not Being Treated as a “Publicly Offered Regulated Investment Company”

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act).  We cannot assure investors that we will be treated as a publicly offered regulated investment company for all years.  If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a distribution from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to the Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder.  Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Withholding of U.S. Federal Income Tax on Distributions for Non-U.S. Stockholders

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the distribution qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us.  Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend.   Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries

To maintain RIC tax treatment under the Code, we must meet the minimum annual distribution, income source and asset diversification requirements described below. See “Item 1. Business — Certain U.S. Federal Income Tax Consequences.”  The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.  The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).  If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Realizing Income or Gains Prior to the Receipt of Cash Representing such Income or Gains

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, subject to tax currently (or on an accelerated basis with respect to corporate level events) or subject to tax at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income which we would need to consider in connection with satisfying our annual distribution requirements where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivative financial instruments, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and incur a 4% excise tax. In such case we could still rely upon the “spillback provisions” and distribute such taxable income as dividends to our stockholders in the following taxable year in order to maintain our ability to be subject to tax as a RIC.

Further, we may elect to recognize market discount with respect to debt instruments acquired in the secondary market and include such amounts currently in our investment company taxable income, instead of upon disposition of such debt instruments, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because such market discount or other amounts accrued will be included in our investment company taxable income for the taxable year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement associated with maintaining our ability to be subject to tax as a RIC, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement and be subject to RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Risks Regarding Distributions

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive office at 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of a Qualified IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Shareholders

We have entered into separate Subscription Agreements with a number of investors for the private placement of the Company’s common shares. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO, and (ii) the three and a half-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. Prior to a Qualified IPO, no investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

The Initial Closing was October 6, 2016. Additional closings of the Private Offering may occur from time to time as determined by the Company. In the event that the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses.

At December 31, 2016, we had received capital commitments totaling $546.4 million, $10.7 million of which was from the Advisor. Except as provided below, three and a half years following the Initial Closing (the “Commitment Period”), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including base management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 10% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments.

Holders

As of March 29, 2017, there were approximately 1,379 holders of record of our common stock.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The Company intends to elect to be treated as a RIC under the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to you. If this happens, stockholders will be treated for U.S. federal income tax purposes as if stockholders had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, stockholders would be eligible to claim a tax credit equal to their allocable share of the tax the Company paid on the capital gains deemed distributed to stockholders. We cannot offer assurance that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

The following table summarizes the Company’s distributions declared and payable through the quarter ended December 31, 2016(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363

(1) The Company was formed on October 5, 2015 and commenced operations on October 13, 2016.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders for those stockholders electing not to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then the Company’s stockholders who have “opted in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend and distributions.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Selected Financial Data

The Company commenced operations on October 13, 2016 and there was not substantial activity for the period ended December 31, 2015, as such no selected financial data for the period ended December 31, 2015 has been presented.

The following selected financial data as of and for the year ended December 31, 2016 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Annual Report:

As of and for the Year Ended December 31, 2016
Statement of operations data:
Total investment income	$868,550
Total expenses	1,950,084
Net investment loss	(1,081,534)
Net realized and unrealized gain on investments	1,690,509
Net increase in net assets resulting from operations	$608,975
Per share data:
Net investment loss	$(0.90)
Net increase in net assets resulting from operations	$0.51
Distributions declared	$0.015

Statement of assets and liabilities data (at period end):
Total assets	$176,855,085
Total investments, at fair value	107,942,008
Total liabilities	66,510,827
Total debt	59,100,000
Total net assets	110,344,258

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

Overview

The Company was formed on October 5, 2015 as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a BDC under the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Company will not be subject to tax on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act. The Administrator also provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Board. The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual EBITDA. We intend to focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.  Our investments are subject to a number of risks. Leverage is expected to be utilized to help us meet our investment objective. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

We have agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations.

Revenues

We primarily generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•                  our initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million;

•                  operating costs incurred prior to the commencement of our operations;

•                  the cost of calculating our net asset value, including the cost of any third-party valuation services;

•                  the cost of effecting sales and repurchases of shares of our common stock and other securities;

•                  fees payable to third parties relating to making investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•                  interest expense and other costs associated with our indebtedness;

•                  transfer agent and custodial fees;

•                  out-of-pocket fees and expenses associated with marketing efforts;

•                  federal and state registration fees and any stock exchange listing fees;

•                  U.S. federal, state and local taxes;

•                  independent directors’ fees and expenses;

•                  brokerage commissions and markups;

•                  fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•                  direct costs, such as printing, mailing, long distance telephone and staff;

•                  fees and expenses associated with independent audits, tax compliance and outside legal costs;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•                  other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of the Board) of overhead.

All of the foregoing expenses are ultimately borne by our stockholders.

We have agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf. The Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our stockholders to constitute a return of capital.

We may also enter into additional credit facilities or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, or structuring fees and the related interest costs associated with any amounts borrowed.

Portfolio and Investment Activity

During the year ended December 31, 2016, we invested $106.6 million in 12 portfolio companies and had $0.3 million in aggregate amount of principal repayments, resulting in net investments of $106.3 million for the year.

The following table shows the composition of the investment portfolio and associated yield data:

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%	6.1%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3	8.7
Total	$106,251,499	100.0%	$107,942,008	100.0%	6.3%

(1)             Based upon the par value of our debt investments

The following table presents certain selected information regarding our investment portfolio as of December 31, 2016:

As of
December 31, 2016
Number of portfolio companies	12
Percentage of debt bearing a floating rate(1)	100.0%
Percentage of debt bearing a fixed rate(1)	—%

(1)             Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$106,251,499	100.0%	$107,942,008	100.0%
Non-accrual	—	—	—	—
Total	$106,251,499	100.0%	$107,942,008	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows the amortized cost and fair value of the investment portfolio and cash:

	As of December 31, 2016
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash	$66,732,154	38.6%	$66,732,154	38.2%
First Lien Senior Secured Loan	98,474,248	56.9	100,067,956	57.3
Second Lien Senior Secured Loan	7,777,251	4.5	7,874,052	4.5
Total	$172,983,653	100.0%	$174,674,162	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$39,698,543	37.4%	$39,904,504	37.0%
Media: Diversified & Production	15,345,715	14.4	16,046,808	14.9
Capital Equipment	14,818,168	14.0	15,025,919	13.9
Healthcare & Pharmaceuticals	14,438,471	13.6	14,580,515	13.5
Services: Business	12,259,926	11.5	12,395,025	11.5
Telecommunications	8,511,592	8.0	8,792,394	8.1
Chemicals, Plastics & Rubber	1,179,084	1.1	1,196,843	1.1
	$106,251,499	100.0%	$107,942,008	100.0%

The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•                  assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•                  periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•                  comparisons to our other portfolio companies in the industry, if any;

•                  attendance at and participation in board meetings or presentations by portfolio companies; and

•                  review of monthly and quarterly financial statements and financial projections of portfolio companies.

The Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, the Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

•                  An investment is rated 1 if, in the opinion of the Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•                  An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•                  An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•                  An investment is rated 4 if, in the opinion of the Advisor, the investment is performing materially below underwriting expectations.  For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio  on the 1 to 4 rating scale as of December 31, 2016.

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	0.0%	—	0.0%
2	107,942,008	100.0%	12	100.0%
3	—	0.0. %	—	0.0%
4	—	0.0%	—	0.0%
Total	$107,942,008	100.0%	12	100.0%

Results of Operations

Operating results are as follows:

For the Year Ended December 31, 2016(1)
Total investment income	$868,550
Total expenses	1,950,084
Net investment loss	(1,081,534)
Net change in unrealized appreciation on investments	1,690,509
Net increase in net assets resulting from operations	$608,975

(1)             The Company commenced operations on October 13, 2016.

Investment Income

During the year ended December 31, 2016, the Company’s investment income was comprised of $0.9 million of interest income, which includes $0.06 million from the accretion of discounts.

The Company commenced investment operations on October 13, 2016. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until October 2016.

Operating Expenses

The composition of our operating expenses was as follows:

For the Year Ended December 31,
2016(1)
Interest and debt financing expenses	$27,015
Amortization of deferred offering costs	91,152
Base management fee	178,204
Incentive fee	253,576
Organizational costs	797,593
Professional fees and other expenses	464,812
Directors fees	137,732
Total expenses	$1,950,084

(1)             The Company commenced operations on October 13, 2016.

Interest and debt financing expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility with SMBC. The Company first drew on the Revolving Credit Facility on December 29, 2016. As of December 31, 2016, the Revolving Credit Facility had an outstanding balance of $59.1 million. Interest and debt financing expenses for the year ended December 31, 2016 were approximately $0.03 million. The interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.16%.

Net Realized Gain (Loss) on Investments

During the year ended December 31, 2016, we had principal repayments of $0.3 million, resulting in no net realized gains (losses).

Net Change in Unrealized Appreciation (Depreciation) on Investments

We did not realize any gains or losses on investments for the year ended December 31, 2016. For the year ended December 31, 2016 we had $1.7 million in unrealized appreciation on 19 investments in 12 portfolio companies. Unrealized appreciation for the year ended December 31, 2016 resulted from an increase in fair value, primarily due to positive valuation adjustments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2016, the net increase in net assets resulting from operations was $0.6 million. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2016, our per share net increase in net assets resulting from operations was $0.51.

Cash Flows

For the year ended December 31, 2016, cash increased by $66.7 million. During the same period, we used $100.8 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the year ended December 31, 2016, we generated $167.5 million from financing activities, primarily from issuance of common stock and borrowings on our Revolving Credit Facility.

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective. For the year ended December 31, 2016, the Company did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2016, we had $66.7 million in cash on hand. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand combined with our uncalled capital commitments of $436.6 million and $90.9 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

During the year ended December 31, 2016, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2016, we had received capital contributions totaling $109.8 million, of which $2.7 million was from BCSF Advisors, LP.

During the year ended December 31, 2016, pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 5,490,882.30 of our common shares for an aggregate offering of $109.8 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of December 31, 2016, the Company received all amounts relating to the capital drawdown notices. During the year ended December 31, 2016, we have not yet issued any shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into the Revolving Credit Agreement. The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at LIBOR plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a)  December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

For the year ended December 31, 2016, the components of interest expense were as follows:

For the year ended December 31,
2016(1)
Borrowing interest expense	$10,644
Unused facility fee	7,348
Amortization of deferred financing costs and upfront commitment fees	9,023
Total interest expense	$27,015

(1)             The Company commenced operations on October 13, 2016.

As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2016, our asset coverage ratio was 2.87 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our anticipated initial taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which did not incur any U.S. federal income tax.

We intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to our stockholders.

Unless a stockholder elects to receive distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, the stockholder should contact such broker or financial intermediary regarding his/her election to receive distributions in cash in lieu of shares of our common stock. Any dividends reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid to the Advisor.

Distributions declared to stockholders for the year ended December 31, 2016 totaled $0.1 million ($0.015 per share).

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had unfunded capital commitments related to Subscription Agreements of $436.6 million.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the statements of assets and liabilities. As of December 31, 2016, our off-balance sheet arrangements consisted of the following:

	Expiration Date (1)	Unfunded Commitments
First Lien Senior Secured Loan
FineLine Technologies, Inc. — Revolver	11/2/2021	$2,227,615
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
Zywave, Inc. - Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loan		$5,174,019
Total		$5,174,019

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Cash on hand combined with our uncalled capital commitments of $436.6 million and $90.9 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. We have determined we meet the definition of an investment company and follows the accounting and reporting guidance in the FASB ASC Topic 946 — Financial Services — Investment Companies. Our financial currency is U.S. dollars and these financial statements have been prepared in that currency.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the year ended December 31, 2016, we earned $0.01 million in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by us are recorded as other income when the services are rendered.

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations.  Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board, based on, among other things, the input of the Advisor, the Company’s Audit Committee and one or more independent third party firms engaged by the Board.

With respect to unquoted securities, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•                  The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm;

•                  Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee;

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board;

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. The Company currently conducts this valuation process on a quarterly basis.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Assuming that the statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(1,400)	$(147,750)	$146,350
Up 100 basis points	1,086,342	591,000	495,342
Up 200 basis points	2,174,968	1,182,000	992,968
Up 300 basis points	3,263,595	1,773,000	1,490,595

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are annexed to this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2016 (the end of the period covered by this Annual Report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Directors. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. Oversight of our investment activities extends to oversight of the risk management processes employed by the Advisor as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of Bain Capital Credit as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

Board of Directors and Executive Officers

We have adopted provisions in our Certificate of Incorporation that divide the Board into three classes. At each annual meeting, directors will be elected for staggered terms of three years (other than the initial terms, which extend for up to three years), with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

Directors

The address for each director is c/o Bain Capital Specialty Finance, Inc., 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116. Information regarding the Board is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Directors

Jeffrey B. Hawkins	47	Director & Chairman	2016	2019

Michael A. Ewald	44	Director, President & Chief Executive Officer	2016	2018

Independent Directors

David G. Fubini	63	Director	2016	2019

Thomas A. Hough	64	Director	2016	2017

Jay Margolis	68	Director	2016	2018

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position

Sally F. Dornaus	43	Chief Financial Officer

James Goldman	41	Chief Compliance Officer

James S. Athanasoulas	44	Vice President & Treasurer

Ranesh Ramanathan	44	Vice President & Secretary

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Jeffrey B. Hawkins. Mr. Hawkins is the Chairman of the Board. He is a Managing Director, the Chief Operating Officer and a Risk & Oversight Committee member of Bain Capital Credit. As the Chief Operating Officer, he is responsible for the firm’s business strategy and all non-investment activities. Previously, Mr. Hawkins was at Ropes & Gray, LLP working on securities law, mergers & acquisitions and collateralized debt funds. Mr. Hawkins received a J.D. from Harvard Law School and a B.A. Phi Beta Kappa from Trinity College.

Michael A. Ewald. Mr. Ewald is President and Chief Executive Officer of the Company and serves on the Advisor’s Credit Committee.  He is a Managing Director, the head of the Private Credit Group and Portfolio Manager for Bain Capital Credit’s Middle Market Opportunities and Senior Direct Lending fund strategies. Previously, Mr. Ewald was an Associate Consultant at Bain & Company for three years where he focused on strategy consulting to the Financial Services, Manufacturing and Consumer Products industries. Prior to that, he worked at Credit Suisse First Boston as an analyst in the Regulated Industries group. Mr. Ewald received an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. magna cum laude from Tufts University.

Independent Directors

David G. Fubini. Mr. Fubini is a Senior Lecturer at in the Organizational Behavior Unit at Harvard Business School. Previously, he was a Senior Director of McKinsey & Company where he worked for over 34 years. He was McKinsey’s Managing Director of the Boston office, and the past leader of the North American Organization Practice as well as the founder and leader of the firm’s Worldwide Merger Integration Practice. During his tenure, Mr. Fubini led, and/or had been a member of, many firm personnel committees, as well as a participant in a wide cross-section of McKinsey’s governance forums and committees. Prior to joining McKinsey, he was an initial member of a small group that became the McNeil Consumer Products Company of Johnson & Johnson and helped launch the Tylenol family of products into the over-the-counter consumer marketplace. Mr. Fubini graduated with a B.B.A. from University of Massachusetts, Amherst and an M.B.A. from Harvard Business School, both with distinction. He is currently a member of the Board of Directors for Leidos and Mitre Corporations and a Trustee of the University of Massachusetts System, and was formerly on the Board of Compuware.

Thomas A. Hough. Mr. Hough was Executive Vice President and Chief Financial Officer of Arena Brands, Inc. and Lucchese, Inc. headquartered in El Paso, TX, from October 2001 until retiring in July 2015. Mr. Hough’s direct responsibilities included accounting, finance, credit and collections, treasury, human resources, information technology, legal, and real estate. Prior to that, he worked primarily as a CFO for a number of companies including Vectrix Business Solutions, Inc., Jamba Juice Company, Chief Auto Parts, Inc., Roy Rogers Restaurants, and Peoples Drug Stores, Inc. Mr. Hough previously worked at Deloitte & Touche for thirteen years where he performed primarily audit services. Mr. Hough received a B.A. in accounting from Rowan University in 1975 and received his certification as a CPA in 1978. He is currently on the Board of the National Kidney Foundation.

Jay Margolis. Mr. Margolis has significant knowledge and experience in consumer products retailing, merchandising, consumer insights, strategic planning, and corporate governance. Most recently, he served as the Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel stores headquartered in New York. Previously, he was the Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion, and consumer products. Prior to his time with Intuit, Mr. Margolis served as the President and CEO of Apparel Group of Limited Brands Corporation where he oversaw operations of Limited Brands’ Apparel Division. Before assuming that position, he had been President and Chief Operating Officer of Massachusetts-based Reebok International. Mr. Margolis also has held executive positions at Esprit de Corp USA, Tommy Hilfiger Inc., and Liz Claiborne, Inc. He received a B.A. from Queens College, a part of The City University of New York. Mr. Margolis currently serves as an active Board Member at Boston Beer Company and NFP Off Broadway Theater Company. He had previously served on the Boards of both Godiva Chocolatier, Inc. and Burlington Coat Factory.

Executive Officers who are not Directors

Sally F. Dornaus. Ms. Dornaus is Chief Financial Officer of the Company. She is a Managing Director, the Chief Financial Officer and a Risk & Oversight Committee member of Bain Capital Credit. Previously, Ms. Dornaus was a Senior Manager at PricewaterhouseCoopers in their Investment Management practice focusing on alternative investment products. Ms. Dornaus received an M.S./M.B.A from Northeastern University and a B.A. from Brandeis University. Ms. Dornaus is a Certified Public Accountant.

James Goldman. Mr. Goldman is Chief Compliance Officer of the Company. He is a Vice President in Compliance responsible for providing compliance support to Bain Capital Credit. Previously, Mr. Goldman served as Senior Counsel in the Enforcement Division of the U.S. Securities and Exchange Commission and as an attorney at the law firm of WilmerHale. Mr. Goldman received a J.D. magna cum laude from Boston College Law School and a B.A. magna cum laude in History from Harvard University. Mr. Goldman is admitted to the bar of Massachusetts.

James S. Athanasoulas. Mr. Athanasoulas is a Vice President and Treasurer of the Company. He is a Managing Director in the Private Credit Group of Bain Capital Credit. Previously, Mr. Athanasoulas was a Manager at Bain & Company where he led case teams in the firm’s Private Equity Practice performing strategic due diligence and post-acquisition strategy assessments. Mr. Athanasoulas received an M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.S. from Georgetown University where he won the Shandwick Scholar award.

Ranesh Ramanathan. Mr. Ramanathan is a Vice President and Secretary of the Company. He is a Managing Director, the General Counsel and a Risk & Oversight Committee member of Bain Capital Credit. Previously, Mr. Ramanathan was the General Counsel of Citi Private Equity and Associate General Counsel of Citi Alternative Investments at Citigroup. Prior to that, Mr. Ramanathan was an Associate at Cleary Gottlieb Steen & Hamilton LLP. Mr. Ramanathan received a J.D. from New York University School of Law and a B.A. from The Johns Hopkins University.

Committees of the Board

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees in the future. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of our stockholders.

Audit Committee

The Audit Committee is currently composed of Messrs. Fubini, Hough and Margolis, all of whom are not considered “interested persons” of the company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hough serves as Chairman of the Audit Committee. The Board has determined that Mr. Hough is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Fubini, Hough and Margolis meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance committee are our independent directors. Mr. Fubini serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, our company and our stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•                  are of high character and integrity;

•                  are accomplished in their respective fields, with superior credentials and recognition;

•                  have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•                  have sufficient time available to devote to our affairs;

•                  are able to work with the other members of the Board and contribute to our success;

•                  can represent the long-term interests of our stockholders as a whole; and

•                  are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the goal of creating a board of directors that best serves our needs and the interests of our stockholders.

Item 11.  Executive Compensation

(a)         Compensation of Executive Officers

We do not currently have any employees. None of our officers receives direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. As discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” we will agree to reimburse the Administrator for our allocable portion of the compensation of any personnel that it provides for our use.

(b)         Compensation of Directors

Our independent directors’ annual fee is $75,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $1,000 for each special meeting.  They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. In addition, the Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairman of the Nominating and Corporate Governance Committee receives an additional annual fee of $2,500.

No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2017, certain ownership information with respect to shares of the Company’s common stock for each of our current directors, executive officers and directors and executive officers as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to the Company. The percentage ownership is based on 16,772,174.54 shares of common stock outstanding as of March 29, 2017.

Name	Amount and Nature of Beneficial Ownership	Percentage
Beneficial owners of 5% or more
BCSF Holdings, LP (1)	5,656,301.47	33.72%
Bain Capital Distressed and Special Situations 2016 (F), L.P.(1)	4,189,552.24	24.98%
Bain Capital Credit Holdings (MRF), L.P. (1)	806,070.65	4.81%
Bain Capital Credit Member, LLC (2)	10,651,924.36	63.51%
Directors (3)(4)
Thomas A. Hough	1,977.26	0.01%
Jay Margolis	4,943.15	0.03%

(1)    BCSF Holdings, LP (“BCSF Holdings”), whose general partner is BCSF Holdings Investors, L.P. (“BCSF Holdings GP”), is the record owner of 5,656,301.47 shares. Bain Capital Distressed and Special Situations 2016 (F), L.P. (“F Holdings”), whose general partner is Bain Capital Distressed and Special Situations 2016 Investors (F), L.P. (“F Holdings GP”), is the record owner of 4,189,552.24 shares. Bain Capital Credit Holdings (MRF), L.P. (MRF Holdings”), whose general partner is Bain Capital Credit Holdings Investors (MRF), LP (“MRF Holdings GP”), is the record owner of 806,070.65 shares.

(2)    Bain Capital Credit Member, LLC, is the general partner of BCSF Holdings GP, F Holdings GP and MRF Holdings GP.

(3)    The address for all officers and directors is Bain Capital Specialty Finance, Inc. 200 Clarendon Street, 37th Floor, Boston, MA 02116.

(4)    No other director beneficially owns any shares of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Resource Sharing Agreement

The Advisor has entered into a resource sharing agreement with Bain Capital Credit, pursuant to which Bain Capital Credit will provide the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Our senior management and our chairman of the Board have ownership and financial interests in Bain Capital Credit, LP. Our senior management also serve as principals of Bain Capital Credit that may in the future manage investment vehicles with investment objectives similar to ours. In addition, our executive officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds, accounts, or investment vehicles managed by Bain Capital Credit and/or its affiliates. Similarly, Bain Capital Credit and its affiliates may have other clients with similar, different or competing investment objectives.

Investment Advisory Agreement

The Company entered into an Investment Advisory Agreement with BCSF Advisors, LP, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay BCSF Advisors, LP a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See “Note 5. Related Party Transactions.”

Administrative Agreement

The Company has entered into an Administration Agreement with BCSF Advisors, LP to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See “Note 5. Related Party Transactions.”

Co-Investment Opportunities

We have in the past, and may in the future, co-invest on a concurrent basis with other affiliates of Bain Capital Credit, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or Bain Capital Credit’s allocation procedures. We and one or more other affiliate advisors have been granted exemptive relief by the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with related funds in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations.

Related Party Transactions

The Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company’s Code of Conduct or Code of Ethics. Each of our directors and executive officers is instructed and periodically reminded to inform Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Certain related parties have made commitments to the Company.  The Advisor has a made a commitment of $10.7 million to the Company, of which $2.7 million has been called by the Company as of December 31, 2016. As of December 31, 2016, the Advisor held 133,355.50 shares of the Company. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments of $497.1 million to the Company, of which $99.4 million has been called by the Company as of December 31, 2016. These investors held 4,971,069.30 shares of the Company at December 31, 2016. See “Note 5. Related Party Transactions.”

Director Independence

Our independent directors are Messrs. Fubini, Hough and Margolis. Independent directors are directors who (1) are not deemed to be “interested persons,” as defined in the 1940 Act, of the Company, and (2) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. Messrs. Ewald and Hawkins are each deemed to be an “interested person” and interested director of the Company. For further information relating director independence, see “Directors, Executive Officers and Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The audit committee of the board of directors selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2016. PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings. Fees incurred by the Company were $15,000 for the audit of the financial statements included in our Registration Statement and $135,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. There were no tax fees paid during the fiscal year ending December 31, 2016.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

The Audit Committee of the Board of the Company operates under a written charter adopted by the Board. Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent auditors.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit
Number	Description of Document
1	Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page F-1 of this Annual Report on Form 10-K.

2

Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this Annual Report on Form 10-K.

3	Exhibits—The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1

Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2

Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3

Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5

Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.6

Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on December 23, 2016).

24.1	Powers of Attorney (filed herewith)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Item 16. Form 10-K Summary

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.:

In our opinion, the accompanying statements of assets and liabilities, including the schedule of investments as of December 31, 2016, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Bain Capital Specialty Finance, Inc. (the “Company”) as of December 31, 2016 and 2015, and the results of its operations, the changes in its net assets and its cash flows for the year ended December 31, 2016 and for the period from October 5, 2015 (inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits, which included confirmation of investments as of December 31, 2016 by correspondence with the custodian and brokers, and the application of alternative auditing procedures where investments purchased had not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 29, 2017

Bain Capital Specialty Finance, Inc.

Statements of Assets and Liabilities

	As of	As of
	December 31, 2016	December 31, 2015

Assets
Investments at fair value:
Non-Control/non-affiliate investments (amortized cost of $106,251,499 and $0, respectively)	$107,942,008	$—
Total investments at fair value	107,942,008	—
Cash	66,732,154	—
Deferred financing costs	1,088,751	—
Deferred offering costs	329,995	—
Interest receivable on investments	596,164	—
Prepaid insurance	139,875	—
Receivable for paydown of investments	20,415	—
Other assets	5,723	—
Total Assets	$176,855,085	$—

Liabilities
Revolving credit facility	$59,100,000	$—
Interest payable	17,992	—
Payable for investments purchased	6,266,467	—
Base management fee payable	178,204	—
Incentive fee payable	253,576	—
Accounts payable and accrued expenses	478,419	—
Directors fees payable	133,806	—
Distributions payable	82,363	—
Total Liabilities	66,510,827	—

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 and no shares authorized, none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.001 per share, 100,000,000,000 and 1,000 shares authorized, 5,490,882 and 1,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	5,491	1
Net asset receivable	—	(1)
Paid in capital in excess of par value	109,677,129	—
Accumulated undistributed net investment loss	(1,028,871)	—
Net unrealized appreciation on investments	1,690,509	—
Total Net Assets	110,344,258	—
Total Liabilities and Total Net assets	$176,855,085	$—

Net asset value per share	$20.10	$—

See Notes to Financial Statements.

Bain Capital Specialty Finance, Inc.

Statements of Operations

	For the Year Ended December 31, 2016	For the Period From October 5, 2015 (Inception) to December 31, 2015
Investment income
Interest income	$868,550	$—
Total investment income	868,550	—

Expenses
Interest and debt financing expenses	$27,015	$—
Amortization of deferred offering costs	91,152	—
Base management fee	178,204	—
Incentive fee	253,576	—
Organizational costs	797,593	—
Professional fees and other expenses	464,812	—
Directors fees	137,732	—
Total expenses	1,950,084	—
Net investment loss	(1,081,534)	—

Net gain on investments
Net change in unrealized appreciation on non-controlled, non-affiliated investments	1,690,509	—
Net gain on investments	1,690,509	—

Net increase in net assets resulting from operations	$608,975	$—

Per Common Share Data
Basic and diluted net investment loss per common share	(0.90)	—
Basic and diluted earnings per common share	0.51	—
Basic and diluted weighted average common shares outstanding	1,200,974.27	1,000.00

See Notes to Financial Statements.

Bain Capital Specialty Finance, Inc.

Statements of Changes in Net Assets

	For the Year Ended December 31, 2016	For the Period From October 5, 2015 (Inception) to December 31, 2015

Operations:
Net investment loss	$(1,081,534)	$—
Net unrealized appreciation on investments	1,690,509	—
Net increase in net assets resulting from operations	608,975	—
Stockholder distributions:
Distributions from net investment income	(82,363)	—
Net decrease in net assets resulting from stockholder distributions	(82,363)	—
Capital share transactions:
Issuance of common stock	109,817,646	—
Redemptions of common stock	—	—
Net increase in net assets resulting from capital share transactions	109,817,646	—

Total increase in net assets	110,344,258	—
Net assets at beginning of period	—	—
Net assets at end of period	$110,344,258	$—

Net asset value per common share	$20.10	$—
Common stock outstanding at end of period	5,490,882	1,000

See Notes to Financial Statements.

Bain Capital Specialty Finance, Inc.

Statements of Cash Flows

	For the Year Ended December 31, 2016	For the Period From October 5, 2015 (Inception) to December 31, 2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$608,975	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(100,305,376)	—
Proceeds from principal payments and sales of investments	347,781	—
Net change in unrealized appreciation on investments	(1,690,509)	—
Accretion of discounts and amortization of premiums	(47,852)	—
Amortization of deferred financing costs and upfront commitment fees	9,023	—
Amortization of deferred offering costs	91,152	—
Changes in operating assets and liabilities:
Interest receivable on investments	(596,164)	—
Prepaid insurance	(139,875)	—
Other assets	(5,723)	—
Interest payable	17,992	—
Base management fee payable	178,204	—
Incentive fee payable	253,576	—
Accounts payable and accrued expenses	379,186	—
Directors fees payable	133,806	—
Net cash used in operating activities	(100,765,804)	—

Cash flows from financing activities
Borrowings on revolving credit facility	59,100,000	—
Payments of financing costs	(1,097,774)	—
Payments of offering costs	(321,914)	—
Proceeds from issuance of common stock	109,817,646	—
Net cash provided by financing activities	167,497,958	—

Net increase in cash	66,732,154	—
Cash, beginning of period	—	—
Cash, end of period	$66,732,154	$—

See Notes to Financial Statements.

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value	Percentage of Net Assets (4)

FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+4.75%	5.75%	11/2/2022	$14,807,089	$14,482,151	$14,659,018	13.3%
FineLine Technologies, Inc.	Capital Equipment	Revolver (3)	L+4.75%	5.68%	11/2/2021	$393,109	336,017	366,901	0.3%
				Total Capital Equipment			14,818,168	15,025,919	13.6%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$515,142	512,574	520,293	0.5%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$669,849	666,510	676,550	0.6%
				Total Chemicals, Plastics & Rubber			1,179,084	1,196,843	1.1%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+5.50%	6.50%	12/21/2022	$6,886,228	6,266,467	6,318,114	5.7%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+4.75%	5.75%	9/28/2023	$8,145,585	8,027,008	8,104,857	7.4%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023		(4,849)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	P+3.75%	7.25%	9/28/2022	$166,714	149,845	160,879	0.2%
				Total Healthcare & Pharmaceuticals			14,438,471	14,580,515	13.3%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+4.75%	5.75%	10/13/2023	$12,136,840	12,017,183	12,167,182	11.0%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+4.50%	5.50%	4/19/2023	$9,974,937	9,969,553	10,027,934	9.1%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+5.00%	6.00%	11/17/2022	$17,907,651	17,730,634	17,728,575	16.1%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022		(18,827)	(19,187)	0.0%
				Total High Tech Industries			39,698,543	39,904,504	36.2%

Deluxe Entertainment Services Group, Inc.	Media: Diversified & Production	First lien senior secured loan	L+6.00%	7.00%	2/28/2020	$16,127,446	15,345,715	16,046,808	14.5%
				Total Media: Diversified & Production			15,345,715	16,046,808	14.5%

Learfield Communications, LLC	Services: Business	Second lien senior secured loan	L+7.25%	8.25%	12/2/2024	$5,400,000	5,346,301	5,410,125	4.9%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+4.75%	5.75%	11/23/2022	$5,306,452	5,253,787	5,299,819	4.8%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+8.75%	9.75%	11/23/2023	$1,693,548	1,659,838	1,685,081	1.5%
				Total Services: Business			12,259,926	12,395,025	11.2%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+4.50%	5.50%	12/15/2023	$700,117	696,644	706,024	0.6%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+8.50%	9.50%	12/16/2024	$778,846	771,112	778,846	0.7%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+6.50%	7.50%	9/27/2023	$7,253,125	7,043,836	7,307,524	6.6%
				Total Telecommunications			8,511,592	8,792,394	7.9%

TOTAL INVESTMENTS - 97.8%							$106,251,499	$107,942,008	97.8%

(1)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually.

For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2)

The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.
(4)	Percentages are based on the Company’s net assets of $110,344,258 as of December 31, 2016.

See Notes to Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with its taxable year ended December 31, 2016. We are externally managed by BCSF Advisors, LP (the “Advisor”), our investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

The Company’s investment objective is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies. The Company intends to focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

There was no operating activity from October 5, 2015 to December 31, 2015. The Company completed the sale of its common stock and commenced operations on October 13, 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these financial statements have been prepared in that currency.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the board of directors (the “Board”), based on, among other things, the input of the Advisor, the Company’s Audit Committee and one or more independent third party firms engaged by the Board.

With respect to unquoted securities, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•                  The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm;

•                  Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee;

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board;

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. The Company currently conducts this valuation process on a quarterly basis.

The Company applies FASB ASC Topic 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date.  The Company determines the fair value of investments consistent with its valuation policy.  The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

•    Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•    Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•    Level 3—Valuations based on inputs that are unobservable and significant to the fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading.  When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a level 2 or level 3 investment.  Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained.  The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

The value assigned to these investments is based upon available information and may fluctuate from period to period.  In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sales and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income. For the year ended December 31, 2016, the Company earned $0.01 million in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Investment Advisor. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company distributes net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends. Prior to the listing of the Company’s shares on a national securities exchange (a “Listing”), stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Segments

In accordance with ASC Topic 280 — Segment Reporting, we have determined that our operations comprise only a single reportable segment.

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2016, the Company held $66.7 million in cash. As of December 31, 2016, the Company held no cash equivalents.

Deferred Financing Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2016, there was $1.1 million of deferred financing costs on the Company’s statements of assets and liabilities.

Organizational and Offering Costs

Organizational costs consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational costs are expensed as incurred and are shown in the Company’s statements of operations.

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs of the Company are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations and are shown in the Company’s statements of operations. As of December 31, 2016, there was $0.3 million of deferred offering costs on the Company’s statements of assets and liabilities.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely make distributions to its stockholders qualifying as dividends for U.S. federal income tax purposes in respect of each taxable year of an amount generally at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the distributions paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must make distributions in respect of each calendar year an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses (adjusted for certain refinancing losses) for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and incur a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. We are currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3
Total	$106,251,499	100.0%	$107,942,008	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments).

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$106,251,499	100.0%	$107,942,008	100.0%
Total	$106,251,499	100.0%	$107,942,008	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$39,698,543	37.4%	$39,904,504	37.0%
Media: Diversified & Production	15,345,715	14.4	16,046,808	14.9
Capital Equipment	14,818,168	14.0	15,025,919	13.9
Healthcare & Pharmaceuticals	14,438,471	13.6	14,580,515	13.5
Services: Business	12,259,926	11.5	12,395,025	11.5
Telecommunications	8,511,592	8.0	8,792,394	8.1
Chemicals, Plastics & Rubber	1,179,084	1.1	1,196,843	1.1
	$106,251,499	100.0%	$107,942,008	100.0%

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$67,332,649	$32,735,307	$100,067,956
Second Lien Senior Secured Loan	—	7,874,052	—	7,874,052
Total Investments	$—	$75,206,701	$32,735,307	$107,942,008

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	First Lien Senior Secured Loan	Total investments
Balance as of January 1, 2016	$—	$—
Purchases of investments and other adjustments to cost	32,517,460	32,517,460
Net change in unrealized appreciation on investments	205,332	205,332
Accretion of discounts	12,515	12,515
Balance as of December 31, 2016	$32,735,307	$32,735,307

The total change in unrealized appreciation included in the statements of operations within net change in unrealized appreciation on investments for the year ended December 31, 2016, attributable to Level 3 investments still held at December 31, 2016, was $0.2 million.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2016.

A financial instruments level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 fixed income instruments are generally based on quotations received from pricing services, dealers or brokers.  Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.

Significant Unobservable Inputs

ASC 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner.

As of December 31, 2016 the valuation of Level 3 assets was based on recent transactions, and as such, the Advisor did not develop any unobservable inputs.

The fair value of the Company’s Revolving Credit Facility, which is categorized as Level 3 within the fair value hierarchy as of December 31, 2016, approximates its carrying value.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company has agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations. During the period from October 5, 2015 (Date of Inception) to October 13, 2016, $0.5 million of the Company’s expenses were paid by a related party of the Advisor and were reimbursed by the Company after the commencement of operations. There was a $0.2 million payable to the Advisor to repay initial organizational costs included in “Accounts payable and accrued expenses” on the statements of assets and liabilities.

The Company has entered into an investment advisory agreement as of October 6, 2016, (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities.

Base Management Fee

The Company pays the Advisor a base management fee (the “Base Management Fee”), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash or cash equivalents (such as investments in money market funds), but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). The Base Management Fee for any partial quarter will be appropriately prorated.

The Advisor, however, has agreed to waive its right to receive Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to a Qualified IPO. A “Qualified IPO” is an initial public offering (“IPO”) of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $75 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board.

For the year ended December 31, 2016, Base Management Fee charged amounted to $0.2 million. As of December 31, 2016, $0.2 million remained payable.

Incentive Fee

The incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

The first part, the income incentive fee, is calculated and payable quarterly in arrears and equals:

(a)         100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to:

(i)             15% of the pre-incentive fee net investment income for the current quarter prior to a Qualified IPO, or

(ii)          17.5% of the pre-incentive fee net investment income for the current quarter after a Qualified IPO; and

(b)                                 (i)             15% of all remaining pre-incentive fee net investment income above the “catch-up” prior to a Qualified IPO, or

(ii)          17.5% of all remaining pre-incentive fee net investment income above the “catch-up” after a Qualified IPO.

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), and equals:

(a)         prior to a Qualified IPO, 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”), or

(b)         after a Qualified IPO, 17.5% of the Cumulative Capital Gains.

Incentive Fee on Pre-Incentive Fee Net Investment Income

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash.

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.5% per quarter (6% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash but including assets purchased with borrowed amounts) used to calculate the Base Management Fee.

Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7647% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.8182% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. If the Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO. There was no income incentive fee payable to the Advisor under the investment advisory agreement as of December 31, 2016.

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to a Qualified IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after a Qualified IPO. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before a Qualified IPO or 17.5% after a Qualified IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

There was no capital gains incentive fee payable to the Advisor under the investment advisory agreement as of December 31, 2016.

U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

For the year ended December 31, 2016, we incurred $0.3 million of incentive fees related to the GAAP Incentive Fee.

The Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Related Party Commitments

The Advisor has a made a commitment of $10.7 million to the Company, of which $2.7 million has been called by the Company as of December 31, 2016.  As of December 31, 2016, the Advisor held 133,355.50 shares of the Company.  An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company.  Collectively, these investors have made commitments of $497.1 million to the Company, of which $99.4 million has been called by the Company as of December 31, 2016. These investors held 4,971,069.30 shares of the Company at December 31, 2016.

Note 6. Borrowings

On December 22, 2016, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a)  December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis.

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2016, the Company’s asset coverage ratio was 2.87 to 1.

The Company’s outstanding borrowings as of December 31, 2016 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$59,100,000	$59,100,000

The summary information regarding the Revolving Credit Facility for the year ended December 31, 2016 was as follows:

For the year ended December 31, 2016
Borrowing interest expense	$10,644
Unused facility fee	7,348
Amortization of deferred financing costs and upfront commitment fees	9,023
Total interest expense	$27,015

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.16%.

Note 7. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363
Total distributions declared			$0.015	$82,363

Note 8. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

In October 2016, the Company issued 5,490,882.30 shares in a private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to our common stock (the “Subscription Agreement”). Each investor has made a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash distributions or distribution payable to a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board preceding the date such distribution was declared. Aggregate commitments relating to the Private Offering were $546.4 million. The remaining unfunded capital commitments related to these Subscription Agreements totaled $436.6 million as of December 31, 2016. On October 13, 2016, BCSF Advisors, LP contributed $2.7 million to the Company and received 133,355.50 shares of the Company. At December 31, 2016, BCSF Advisors, LP owned 2.43% of the outstanding common shares of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the year ended December 31, 2016:

	For the Year Ended December 31, 2016 (1)
Quarter Ended	Shares	Amount
December 31, 2016	5,490,882.30	$109,817,646
Total capital drawdowns	5,490,882.30	$109,817,646

(1)              The Company commenced operations on October 13, 2016.

Note 9. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof.  The tax character of distributions during the year ended December 31, 2016 was as follows:

Year Ended December 31, 2016
Distributions paid from:
Ordinary Income	$82,363
Net Long-Term Capital Gains	—
Total Taxable Distributions	$82,363

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2016:

Year Ended December 31, 2016
Net decrease in net assets resulting from operations	$608,975
Net unrealized appreciation on investments	(1,690,509)
Book/tax difference on GAAP Incentive Fee	253,576
Book/tax difference due to organizational and deferred offering costs	919,326
Taxable/Distributable Income (1)	$91,368

(1) The calculation of estimated 2016 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2016 taxable income will not be finally determined until the Company’s 2016 tax return is filed in 2017 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Because of the loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

As of December 31, 2016, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2016
Tax cost	$106,251,499
Gross unrealized appreciation	1,692,928
Gross unrealized depreciation	(2,419)
Net unrealized appreciation on investments	$1,690,509

ASC Topic 740 (Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.  As of December 31, 2016, all tax filings of the Company since the inception on October 5, 2015 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s statements of operations for the year ended December 31, 2016.

Prior to election to be treated as a RIC, the Company may be subject to income tax.  The Company did not qualify to be subject to be taxed as a RIC for the period October 5, 2015 to December 31, 2015.  The Company had not commenced operations and did not incur any tax liabilities for the period October 5, 2015 to December 31, 2015.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016, the Company had $5.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments
First Lien Senior Secured Loan
FineLine Technologies, Inc. - Revolver	11/2/2021	$2,227,615
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
Zywave, Inc. - Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loan		$5,174,019
Total		$5,174,019

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Contingencies

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

Note 11. Directors Fees

Our independent directors’ annual fee is $75,000. The independent directors also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $1,000 for each special meeting.  They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. In addition, the Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairman of the Nominating and Corporate Governance Committee receives an additional annual fee of $2,500. No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.

As of December 31, 2016, the Company had accrued and unpaid compensation to members of the Board of $0.1 million.

Note 12. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2016, there are no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the year ended December 31, 2016:

Basic and diluted	For the Year Ended December 31, 2016 (1)
Net increase in net assets from operations	$608,975
Weighted average common shares outstanding	1,200,974.27
Earnings per common share-basic and diluted	$0.51

(1)              The Company commenced operations on October 13, 2016.

Note 13. Financial Highlights

As the Advisor was the sole investor at December 31, 2015, presentation for financial highlights as of and for the period from October 5, 2015 to December 31, 2015 is not required.

The following is a schedule of financial highlights for the year ended December 31, 2016:

December 31, 2016
Per share data:
Net asset value at beginning of year	$—
Net investment loss (1)	(0.90)
Net unrealized appreciation on investments (1) (2)	1.01
Net increase in net assets from operations (1)	0.11
Stockholder distributions from net investment income (3)	(0.01)
Issuance of common stock	20.00
Net asset value at end of year	$20.10

Net assets at end of year	$110,344,258
Shares outstanding at end of year	5,490,882.30
Total return based on net asset value (4)	0.58%
Ratio/Supplemental data:
Ratio of net investment loss to average net assets (5)	(4.57)%
Ratio of interest and other debt financing expenses to average net assets (5)	0.11%

Ratio of expenses (without incentive fees) to average net assets (5)	7.18%
Ratio of incentive fees to average net assets (5)	1.07%
Ratio of total expenses to average net assets (5)	8.25%
Average debt outstanding	$484,426
Portfolio turnover (5) (6)	1.71%
Total committed capital, end of year	$546,419,790
Ratio of total contributed capital to total committed capital, end of year	20.10%
Year of formation	2015

(1)	The per share data was derived by using the weighted average shares outstanding during year ended December 31, 2016.
(2)	Net unrealized appreciation on investments per share may not be consistent with the statement of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the year ended December 31, 2016, taking into account the Private Offering share price of $20 per share, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. Total return has not been annualized.

(5)

The computation of average net assets and average value of portfolio securities during the period is based on averaging the amount of net assets and value of portfolio securities, respectively, during the period.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the year ended December 31, 2016.

Note 14. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the year ended December 31, 2016 and as of and for the period from October 5, 2015 to December 31, 2015. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for the Quarter Ended	As of and for the Quarter Ended	As of and for the Quarter Ended	As of and for the Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$868,550	$—	$—	$—
Net investment loss	$(223,135)	$(858,399)	$—	$—
Net gain on investments	$1,690,509	$—	$—	$—
Net increase (decrease) in net assets resulting from operations	$1,467,374	$(858,399)	$—	$—
Net investment gain per share — basic and diluted	$0.35	$—	$—	$—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.31	$(858.40)	$—	$—
Net asset value per share at period end	$20.10	$(858.40)	$—	$—

As of and for the quarter ended
December 31, 2015
Total investment income	$—
Net investment gain (loss)	$—
Net gain (loss) on investments	$—
Net increase (decrease) in net assets resulting from operations	$—
Net investment gain (loss) per share — basic and diluted	$—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$—
Net asset value per share at period end	$—

Note 15. Subsequent Events

On January 20, 2017, the Company called $109.2 million of outstanding commitments due February 3, 2017 and issued 5,430,374.93 shares of common stock in the Company.

In February 2017, the Company accepted $295.7 million in additional commitments for investors through subscription documents of which, $0.4 million are from the Independent Directors. On February 15, 2017, the Company called $118.4 million of their commitments due March 2, 2017 and issued 5,850,854.57 shares of common stock in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.

By:	/s/ Michael A. Ewald
Name:	Michael A. Ewald
Title:	Chief Executive Officer

By:	/s/ Sally F. Dornaus
Name:	Sally F. Dornaus
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Director, President & Chief Executive Officer	March 29, 2017
Michael A. Ewald

/s/ SALLY F. DORNAUS	Chief Financial Officer	March 29, 2017
Sally F. Dornaus

/s/ JEFFREY B. HAWKINS	Director & Chairman	March 29, 2017
Jeffrey B. Hawkins

/s/ DAVID G. FUBINI	Director	March 29, 2017
David G. Fubini

/s/ THOMAS A. HOUGH	Director	March 29, 2017
Thomas A. Hough

/s/ JAY MARGOLIS	Director	March 29, 2017
Jay Margolis