Form 10-Q
period 2017-03-31
Bain Capital Specialty Finance, Inc.
filed 2017-05-12
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2878769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA	02116
(Address of Principal Executive Office)	(Zip Code)

(617) 516-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 11, 2017, the registrant had 16,772,174.54 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2016 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Assets and Liabilities

	As of	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-Control/non-affiliate investments (amortized cost of $192,137,544 and $106,251,499, respectively)	$194,542,825	$107,942,008
Total investments at fair value	194,542,825	107,942,008
Cash and cash equivalents	158,551,715	66,732,154
Foreign cash (cost of $9,331,647 and $0, respectively)	9,601,005	—
Deferred financing costs	998,523	1,088,751
Deferred offering costs	226,150	329,995
Interest receivable on investments	616,984	596,164
Prepaid insurance	91,328	139,875
Receivable for paydowns and sales of investments	3,087,529	20,415
Other assets	—	5,723
Total Assets	$367,716,059	$176,855,085

Liabilities
Revolving credit facility	$—	$59,100,000
Interest payable	71,791	17,992
Payable for investments purchased	26,627,633	6,266,467
Unrealized depreciation on forward currency exchange contracts	261,684	—
Base management fee payable	266,584	178,204
Incentive fee payable	347,005	253,576
Accounts payable and accrued expenses	670,007	478,419
Directors fees payable	—	133,806
Distributions payable	—	82,363
Total Liabilities	28,244,704	66,510,827

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 16,772,175 and 5,490,882 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	16,772	5,491
Paid in capital in excess of par value	337,180,436	109,677,129
Accumulated undistributed net investment income (loss)	(39,219)	(1,028,871)
Accumulated undistributed net realized gains	184,833	—
Net unrealized appreciation	2,128,533	1,690,509
Total Net Assets	339,471,355	110,344,258
Total Liabilities and Total Net assets	$367,716,059	$176,855,085

Net asset value per share	$20.24	$20.10

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Investment income from non-controlled, non-affiliated investments
Interest income	$2,242,416	$—
Total investment income from non-controlled, non-affiliated investments	2,242,416	—

Expenses
Interest and debt financing expenses	$195,477	$—
Amortization of deferred offering costs	103,845	—
Base management fee	266,584	—
Incentive fee	93,428	—
Professional fees	413,539	—
Directors fees	67,812	—
Other general and administrative expenses	112,079	—
Total expenses	1,252,764	—
Net investment income	989,652	—

Net realized and unrealized gains (losses)
Net realized gain on non-controlled, non-affiliated investments	120,132	—
Net realized gain on foreign currency transactions	64,701	—
Net change in unrealized depreciation on foreign currency translation	(15,064)	—
Net change in unrealized depreciation on forward currency exchange contracts	(261,684)	—
Net change in unrealized appreciation on non-controlled, non-affiliated investments	714,772	—
Total net realized and unrealized gains (losses)	622,857	—

Net increase in net assets resulting from operations	$1,612,509	$—

Per Common Share Data
Basic and diluted net investment income per common share	0.09	—
Basic and diluted earnings per common share	0.15	—
Basic and diluted weighted average common shares outstanding	10,880,455.56	1,000.00

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Operations:
Net investment income	$989,652	$—
Net realized gains	184,833	—
Net change in unrealized appreciation	438,024	—
Net increase in net assets resulting from operations	1,612,509	—
Capital share transactions:
Issuance of common stock	227,513,324	—
Reinvestment of stockholder distributions	1,264	—
Net increase in net assets resulting from capital share transactions	227,514,588	—

Total increase in net assets	229,127,097	—
Net assets at beginning of period	110,344,258	—
Net assets at end of period	$339,471,355	$—

Net asset value per common share	$20.24	$—
Common stock outstanding at end of period	16,772,174.54	1,000.00

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,612,509	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Proceeds from principal payments and sales of investments	1,117,093	—
Net realized gain from investments	(120,132)	—
Net change in unrealized depreciation on forward currency exchange contracts	261,684	—
Net change in unrealized appreciation on investments	(714,772)	—
Net change in unrealized appreciation on foreign currency translation	15,064	—
Accretion of discounts and amortization of premiums	(137,944)	—
Amortization of deferred financing costs and upfront commitment fees	90,228	—
Amortization of deferred offering costs	103,845	—
Changes in operating assets and liabilities:
Interest receivable on investments	(20,820)	—
Prepaid insurance	48,547	—
Other assets	5,723	—
Interest payable	53,799	—
Base management fee payable	88,380	—
Incentive fee payable	93,429	—
Accounts payable and accrued expenses	191,588	—
Directors fees payable	(133,806)	—
Net cash used in operating activities	(67,181,017)	—

Cash flows from financing activities
Borrowings on revolving credit facility	3,859,900	—
Repayments on revolving credit facility	(62,959,900)	—
Proceeds from issuance of common stock	227,513,324	—
Stockholder distributions paid	(81,099)	—
Net cash provided by financing activities	168,332,225	—

Net increase in cash, foreign cash and cash equivalents	101,151,208	—
Effect of foreign currency exchange rates	269,358
Cash, foreign cash and cash equivalents, beginning of period	66,732,154	—
Cash, foreign cash and cash equivalents, end of period	$168,152,720	$—

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$50,502	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$1,264	$—

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of March 31, 2017

(Unaudited)

Portfolio Company	Industry	Asset Type (7)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount (9)	Amortized Cost	Fair Value	Percentage of Net Assets (4)

Salient CRGT, Inc.	Aerospace & Defense	First lien senior secured loan	L+ 5.75%	6.75%	2/28/2022	3,853,763	$3,777,856	$3,810,409	1.1%
					Total Aerospace & Defense		3,777,856	3,810,409	1.1%

CST Buyer Company	Automotive	First lien senior secured loan	L+ 6.25%	7.61%	3/1/2023	10,320,997	10,167,163	10,166,182	3.0%
CST Buyer Company	Automotive	Revolver (2) (3)	—	—	3/1/2023	—	(13,284)	(13,462)	0.0%
					Total Automotive		10,153,879	10,152,720	3.0%

Columbus McKinnon Corporation	Capital Equipment	First lien senior secured loan	L+3.00%	4.15%	1/31/2024	481,883	479,578	486,702	0.1%
Dorner Manufacturing Corp	Capital Equipment	First lien senior secured loan	P+4.75%	8.75%	3/15/2023	8,351,508	8,144,381	8,142,720	2.4%
Dorner Manufacturing Corp	Capital Equipment	Revolver (3)	P+4.75%	8.75%	3/15/2023	329,665	302,258	302,193	0.1%
FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+4.75%	5.90%	11/2/2022	14,770,072	14,459,102	14,548,521	4.3%
FineLine Technologies, Inc.	Capital Equipment	Revolver (3)	L+4.75%	5.84%	11/2/2021	131,036	76,854	91,725	0.0%
					Total Capital Equipment		23,462,173	23,571,861	6.9%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	513,854	511,437	517,868	0.2%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	668,174	665,032	673,394	0.2%
Niacet b.v.	Chemicals, Plastics & Rubber	First lien senior secured loan (6)	L+4.50%	5.50%	2/1/2024	€3,894,402	4,158,801	4,106,834	1.2%
Niacet Corporation	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.50%	5.65%	2/1/2024	2,240,000	2,218,176	2,237,200	0.6%
				Total Chemicals, Plastics & Rubber			7,553,446	7,535,296	2.2%

CSP Technologies North America, LLC	Containers, Packaging & Glass	First lien senior secured loan	L+5.25%	6.40%	1/29/2022	12,381,322	12,381,322	12,412,275	3.7%
				Total Containers, Packaging & Glass			12,381,322	12,412,275	3.7%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+5.50%	6.65%	1/3/2023	6,843,189	6,245,109	6,641,999	2.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+4.75%	5.75%	9/28/2023	8,125,170	8,012,276	8,084,544	2.3%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023	—	(4,673)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	L+4.75%	5.75%	9/28/2022	166,714	150,569	160,879	0.1%
				Total Healthcare & Pharmaceuticals			14,403,281	14,884,087	4.4%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+4.75%	5.75%	10/13/2023	12,106,497	11,989,929	12,167,030	3.6%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+4.50%	5.65%	4/19/2023	9,949,875	9,944,976	10,036,936	3.0%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+5.00%	6.15%	11/17/2022	17,862,882	17,699,199	17,684,253	5.2%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022		(18,037)	(12,791)	0.0%
					Total High Tech Industries		39,616,067	39,875,428	11.8%

NPC International, Inc.	Hotel, Gaming & Leisure	Second lien senior secured loan	L+ 7.50%	8.50%	4/21/2025	4,703,667	4,680,148	4,777,162	1.4%
				Total Hotel, Gaming & Leisure			4,680,148	4,777,162	1.4%

Deluxe Entertainment Services Group Inc.	Media: Diversified & Production	First lien senior secured loan	L+6.00%	7.04%	2/28/2020	13,035,008	12,447,924	13,035,008	3.8%
International Entertainment Investments Limited	Media: Diversified & Production	First lien senior secured loan (6)	L+4.75%	5.01%	5/31/2022	£7,673,114	9,281,082	9,533,460	2.8%
International Entertainment Investments Limited	Media: Diversified & Production	Delayed draw term loan (2) (3) (5) (6)	—	—	2/28/2022	£—	(20,940)	(25,411)	0.0%
				Total Media: Diversified & Production			21,708,066	22,543,057	6.6%

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of March 31, 2017

(Unaudited)

Portfolio Company	Industry	Asset Type (7)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount (9)	Amortized Cost	Fair Value	Percentage of Net Assets (4)

CH Hold Corp.	Retail	First lien senior secured loan	L+3.00%	4.00%	2/1/2024	1,394,579	1,391,165	1,406,491	0.4%
CH Hold Corp.	Retail	Second lien senior secured loan	L+7.25%	8.25%	2/3/2025	1,215,470	1,209,411	1,235,981	0.4%
CH Hold Corp.	Retail	Delayed draw term loan (2) (3)	—	—	2/1/2024	—	(349)	1,191	0.0%
K-Mac Holdings Corp.	Retail	First lien senior secured loan	L+4.75%	5.75%	12/20/2022	14,310,000	14,096,943	14,095,350	4.1%
					Total Retail		16,697,170	16,739,013	4.9%

Genuine Financial Holdings LLC	Services: Business	First lien senior secured loan	L+4.75%	5.81%	1/26/2023	9,762,415	9,642,239	9,640,385	2.8%
Learfield Communications LLC	Services: Business	Second lien senior secured loan	L+7.25%	8.25%	12/2/2024	5,400,000	5,348,895	5,386,500	1.6%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+4.75%	5.80%	11/23/2022	5,306,452	5,256,137	5,299,818	1.6%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+8.75%	9.75%	11/23/2023	1,693,548	1,660,933	1,685,081	0.5%
Travel Leaders Group, LLC	Services: Business	First lien senior secured loan	L+5.25%	6.23%	1/25/2024	296,316	294,923	300,575	0.1%
					Total Services: Business		22,203,127	22,312,359	6.6%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+4.50%	5.50%	12/15/2023	698,366	695,120	705,350	0.2%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+8.50%	9.50%	12/16/2024	778,846	771,479	790,529	0.2%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+5.25%	6.25%	9/27/2023	14,225,823	14,034,410	14,433,279	4.3%
				Total Telecommunications			15,501,009	15,929,158	4.7%

TOTAL INVESTMENTS - 57.3%							$192,137,544	$194,542,825	57.3%

Cash Equivalents
Goldman Sachs Financial Square Government Fund							$158,361,429	$158,361,429	46.6%
			Total Cash Equivalents				$158,361,429	$158,361,429	46.6%

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 103.9%							$350,498,973	$352,904,254	103.9%

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of March 31, 2017

(Unaudited)

Forward Currency Exchange Contracts (8)

Currency Purchased		Currency Sold		Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
USD	4,104,797	EURO	3,860,000	Bank of New York Mellon	4/18/2017	$(29,259)
USD	9,376,957	POUND STERLING	7,680,000	Bank of New York Mellon	4/18/2017	(232,425)
						$(261,684)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.

(4) Percentages are based on the Company’s net assets of $339,471,355 as of March 31, 2017.

(5) Used for capital expenditures.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(7) All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for International Entertainment Investment Limited, which is an international company headquartered in the United Kingdom, and Niacet b.v., which is an international company headquartered in the Netherlands. All investments are non-controlled/non-affiliated company investments, unless otherwise noted.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling and € represents Euro.

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value	Percentage of Net Assets (4)

FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+4.75%	5.75%	11/2/2022	$14,807,089	$14,482,151	$14,659,018	13.3%
FineLine Technologies, Inc.	Capital Equipment	Revolver (3)	L+4.75%	5.68%	11/2/2021	$393,109	336,017	366,901	0.3%
				Total Capital Equipment			14,818,168	15,025,919	13.6%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$515,142	512,574	520,293	0.5%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$669,849	666,510	676,550	0.6%
				Total Chemicals, Plastics & Rubber			1,179,084	1,196,843	1.1%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+5.50%	6.50%	12/21/2022	$6,886,228	6,266,467	6,318,114	5.7%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+4.75%	5.75%	9/28/2023	$8,145,585	8,027,008	8,104,857	7.4%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023		(4,849)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	P+3.75%	7.25%	9/28/2022	$166,714	149,845	160,879	0.2%
				Total Healthcare & Pharmaceuticals			14,438,471	14,580,515	13.3%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+4.75%	5.75%	10/13/2023	$12,136,840	12,017,183	12,167,182	11.0%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+4.50%	5.50%	4/19/2023	$9,974,937	9,969,553	10,027,934	9.1%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+5.00%	6.00%	11/17/2022	$17,907,651	17,730,634	17,728,575	16.1%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022		(18,827)	(19,187)	0.0%
				Total High Tech Industries			39,698,543	39,904,504	36.2%

Deluxe Entertainment Services Group Inc.	Media: Diversified & Production	First lien senior secured loan	L+6.00%	7.00%	2/28/2020	$16,127,446	15,345,715	16,046,808	14.5%
				Total Media: Diversified & Production			15,345,715	16,046,808	14.5%

Learfield Communications LLC	Services: Business	Second lien senior secured loan	L+7.25%	8.25%	12/2/2024	$5,400,000	5,346,301	5,410,125	4.9%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+4.75%	5.75%	11/23/2022	$5,306,452	5,253,787	5,299,819	4.8%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+8.75%	9.75%	11/23/2023	$1,693,548	1,659,838	1,685,081	1.5%
				Total Services: Business			12,259,926	12,395,025	11.2%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+4.50%	5.50%	12/15/2023	$700,117	696,644	706,024	0.6%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+8.50%	9.50%	12/16/2024	$778,846	771,112	778,846	0.7%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+6.50%	7.50%	9/27/2023	$7,253,125	7,043,836	7,307,524	6.6%
				Total Telecommunications			8,511,592	8,792,394	7.9%

TOTAL INVESTMENTS - 97.8%							$106,251,499	$107,942,008	97.8%

(1) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime (“P”) and which reset daily, quarterly or semiannually.

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

See Notes to Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), effective with its taxable year ended December 31, 2016. The Company is externally managed by BCSF Advisors, LP (the “Advisor”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

The Company’s investment objective is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies. The Company intends to focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

There was no operating activity from January 1, 2016 to March 31, 2016. The Company completed the sale of its common stock and commenced operations on October 13, 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X.  These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the board of directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s Audit Committee and one or more independent third party firms engaged by the Board.

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

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•                  The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm.

•                  Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee.

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board.

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company currently conducts this valuation process on a quarterly basis.

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date.  The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.

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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sales and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. For the Company's investments in revolving bank loans, the cost basis of the investments purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection.  As of March 31, 2017 and December 31, 2016, no securities had been placed on non-accrual status.

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

The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by the Investment Advisor. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements, as later defined.  The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that our operations comprise only a single reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars.  The fair values of foreign securities, currency holdings and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day.  Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred.  Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized translation appreciation (depreciation) from foreign currency translation on the statements of operations.  Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the statements of operations.  The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date.  The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the statements of assets and liabilities with changes in the net appreciation (depreciation) of forward currency contracts recorded on the statements of operations.  Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies.  Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.  Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the schedule of investments.

Changes in net unrealized appreciation (depreciation) are recorded on the statements of operations in net change in unrealized appreciation (depreciation) on forward currency contracts.  Realized gains and losses on foreign currency exchange contracts are determined using difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered.  Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation.

Offering Costs

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded to related to uncertain tax positions on returns to be filed by the Company for all open tax years. The Company identifies its major U.S. tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017. The Company does not believe these changes will have a material impact on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its financial statements and disclosures, and determined that ASU 2016-19 did not have and is expected not to have a material impact on its financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2017 (with corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$178,466,678	92.9%	$180,667,572	92.9%
Second Lien Senior Secured Loan	13,670,866	7.1	13,875,253	7.1
Total	$192,137,544	100.0%	$194,542,825	100.0%

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3
Total	$106,251,499	100.0%	$107,942,008	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2017 (with corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$178,718,601	93.0%	$180,927,942	93.0%
United Kingdom	9,260,142	4.8	9,508,049	4.9
Netherlands	4,158,801	2.2	4,106,834	2.1
Total	$192,137,544	100.0%	$194,542,825	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$106,251,499	100.0%	$107,942,008	100.0%
Total	$106,251,499	100.0%	$107,942,008	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2017 (with corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$39,616,067	20.6%	$39,875,428	20.4%
Capital Equipment	23,462,173	12.2	23,571,861	12.1
Media: Diversified & Production	21,708,066	11.3	22,543,057	11.6
Services: Business	22,203,127	11.6	22,312,359	11.5
Retail	16,697,170	8.7	16,739,013	8.6
Telecommunications	15,501,009	8.1	15,929,158	8.2
Healthcare & Pharmaceuticals	14,403,281	7.5	14,884,087	7.7
Containers, Packaging & Glass	12,381,322	6.4	12,412,275	6.4
Automotive	10,153,879	5.3	10,152,720	5.2
Chemicals, Plastics & Rubber	7,553,446	3.9	7,535,296	3.9
Hotel, Gaming & Leisure	4,680,148	2.4	4,777,162	2.4
Aerospace & Defense	3,777,856	2.0	3,810,409	2.0
	$192,137,544	100.0%	$194,542,825	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of March 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$57,349,020	$123,318,552	$180,667,572
Second Lien Senior Secured Loan	—	12,190,172	1,685,081	13,875,253
Total Investments	$—	$69,539,192	$125,003,633	$194,542,825

Cash equivalents	$158,361,429	$—	$—	$158,361,429
Forward currency exchange contracts (liability)	$—	$(261,684)	$—	$(261,684)

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$67,332,649	$32,735,307	$100,067,956
Second Lien Senior Secured Loan	—	7,874,052	—	7,874,052
Total Investments	$—	$75,206,701	$32,735,307	$107,942,008

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

	First Lien Senior Secured Loan	Second Lien Senior Secured Loan	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$32,735,307
Purchases of investments and other adjustments to cost	70,438,807	—	70,438,807
Net accretion of discounts and amortization of premiums	46,891	1,094	47,985
Proceeds from principal repayments and sales of investments	(481,504)	—	(481,504)
Net change in unrealized appreciation (depreciation) on investments	149,468	(1,094)	148,374
Transfers to Level 3	20,429,583	1,685,081	22,114,664
Balance as of March 31, 2017	$123,318,552	$1,685,081	$125,003,633

The total change in unrealized appreciation included on the statements of operations within net change in unrealized appreciation on non-controlled, non-affiliated investments for the three months ended March 31, 2017, attributable to Level 3 investments still held at March 31, 2017, was $0.1 million.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2017, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.  For the three months ended March 31, 2017, there were no transfers from Level 3 to Level 2.

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

	As of March 31, 2017
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significnant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loan	$41,819,757	Discounted Cash Flows	Comparative Yields	7.0%-7.5% (7.5)%

(1)          Included within the Level 3 assets of $125,003,633 is an amount of $83,183,876 in which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)          Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

As of December 31, 2016, the valuation of Level 3 assets was based on recent transactions, and as such, the Advisor did not develop any unobservable inputs.

The fair value of the Company’s Revolving Credit Facility (as defined below in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2017 and December 31, 2016, approximates its carrying value.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company has agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations. During the period from October 5, 2015 (date of inception) to October 13, 2016, $0.5 million of the Company’s expenses were paid by a related party of the Advisor and were reimbursed by the Company after the commencement of operations. There was a $0.1 million and $0.2 million payable to the Advisor to repay initial organizational costs included in “Accounts payable and accrued expenses” on the statements of assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

The Company has entered into an investment advisory agreement as of October 6, 2016, (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities.

Base Management Fee

The Company pays the Advisor a base management fee (the “Base Management Fee”), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated.

The Advisor, however, has agreed to waive its right to receive Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to a Qualified IPO. A “Qualified IPO” is an initial public offering of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $75 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board.

For the three months ended March 31, 2017, Base Management Fee charged amounted to $0.3 million. As of March 31, 2017 and December 31, 2016, $0.3 million and $0.2 million remained payable, respectively.

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

Incentive Fee on Pre-Incentive Fee Net Investment Income

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.5% per quarter (6% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, the Company may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash but including assets purchased with borrowed amounts) used to calculate the Base Management Fee.

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

There was no income incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2017 and December 31, 2016.

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to a Qualified IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after a Qualified IPO. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before a Qualified IPO or 17.5% after a Qualified IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2017 and December 31, 2016.

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

For the three months ended March 31, 2017, the Company incurred $0.1 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the statements of operations.  As of March 31, 2017 and December 31, 2016, there was $0.3 million and $0.3 million related to the GAAP Incentive Fee accrued in incentive fee payable on the statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Related Party Commitments

The Advisor has made commitments of $10.8 million and $10.7 million to the Company as of March 31, 2017 and December 31, 2016, respectively, of which $4.8 million and $2.7 million have been called by the Company as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Advisor held 238,383.45 and 133,355.50 shares of the Company, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $534.3 million and $497.1 million as of March 31, 2017 and December 31, 2016, respectively, of which $213.7 million and $99.4 million, respectively, has been called by the Company as of March 31, 2017 and December 31, 2016, respectively. These investors held 10,651,924.36 and 4,971,069.30 shares of the Company at March 31, 2017 and December 31, 2016, respectively.

Note 6. Borrowings

On December 22, 2016, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of March 31, 2017 and December 31, 2016, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. The Company pays an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which the Company terminates the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2017, the Company did not have any outstanding borrowings. As of December 31, 2016, the Company’s asset coverage ratio was 2.87 to 1.

The Company’s outstanding borrowings as of March 31, 2017 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$—	$—

The Company’s outstanding borrowings as of December 31, 2016 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$59,100,000	$59,100,000

The summary information regarding the Revolving Credit Facility for the three months ended March 31, 2017 was as follows:

For the Three Months Ended March 31, 2017
Borrowing interest expense	$33,458
Unused facility fee	71,791
Amortization of deferred financing costs and upfront commitment fees	90,228
Total interest and debt financing expenses	$195,477

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.01% for the three months ended March 31, 2017.

Note 7. Derivatives

The Company is subject to foreign currency exchange rate risk in the normal course of pursuing its investment objectives. The value of foreign investments held by the Company may be significantly affected by changes in foreign currency exchange rates. The dollar value of a foreign security generally decreases when the value of the dollar rises against the foreign currency in which the security is denominated and tends to increase when the value of the dollar declines against such foreign currency.

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2.  The Company did not hold any derivatives as of, or for the year ended, December 31, 2016.  The fair value of derivative contacts open as of March 31, 2017 is included on the schedule of investments by contract.  The Company did not post or receive collateral related to foreign currency exchange contracts at March 31, 2017.

For the three months ended March 31, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $2.0 million.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk - the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the statement of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

Note 8. Distributions

The Company’s distributions are recorded on the record date. There were no distributions declared during the three months ended March 31, 2017.

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Since October 2016, the Company has issued 16,772,174.54 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to our common stock (the “Subscription Agreement”). Each investor has made a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board. As of March 31, 2017 and December 31, 2016, aggregate commitments relating to the Private Offering were $842.2 million and $546.4 million. The remaining unfunded capital commitments related to these Subscription Agreements totaled $504.8 million and $436.6 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, BCSF Advisors, LP contributed in aggregate $4.8 million to the Company and received 238,383.45 shares of the Company and contributed $2.7 million to the Company and received 133,355.50 shares of the Company, respectively. At March 31, 2017 and December 31, 2016, BCSF Advisors, LP owned 1.42% and 2.43%, respectively, of the outstanding common shares of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
Quarter Ended	Shares	Amount
Total capital drawdowns	11,281,229.37	$227,513,324
Dividend reinvestment	62.87	1,264
Total capital drawdowns and dividend reinvestment	11,281,292.24	$227,514,588

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2017, the Company had $8.5 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CST Buyer Company — Revolver	3/1/2023	$897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	769,218
FineLine Technologies, Inc. — Revolver	11/2/2021	2,489,688
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	1,231,792
Zywave, Inc. — Revolver	11/17/2022	1,279,118
CH Hold Corp. — Delayed Draw Term Loan	2/1/2024	139,458
Total First Lien Senior Secured Loans		$8,474,038
Total		$8,474,038

(1)          Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)          Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at March 31, 2017.

As of December 31, 2016, the Company had $5.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments
First Lien Senior Secured Loans
FineLine Technologies, Inc. — Revolver	11/2/2021	$2,227,615
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loans		$5,174,019
Total		$5,174,019

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

As of March 31, 2017, the Company had no accrued and unpaid compensation to members of the Board. As of December 31, 2016, the Company had accrued and unpaid compensation to members of the Board of $0.1 million.

Note 12. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2017 and December 31, 2016, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2017:

Basic and diluted	For the Three Months Ended March 31, 2017
Net increase in net assets from operations	$1,612,509
Weighted average common shares outstanding	10,880,455.56
Earnings per common share-basic and diluted	$0.15

Note 13. Financial Highlights

As the Advisor was the sole investor at March 31, 2016, presentation for financial highlights as of and for the period from January 1, 2016, to March 31, 2016, is not required.

The following is a schedule of financial highlights for the three months ended March 31, 2017:

March 31, 2017
Per share data:
Net asset value at beginning of period	$20.10
Net investment income (1)	0.09
Net realized gains (losses) (1)(9)	0.02
Net change in unrealized appreciation (depreciation) (1) (2) (10)	0.03
Net increase in net assets from operations (1) (11) (12)	0.14
Stockholder distributions from net investment income (3) (1)	—

Net asset value at end of period	$20.24

Net assets at end of period	$339,471,355
Shares outstanding at end of period	16,772,174.54
Total return based on net asset value (4)	0.70%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5) (8)	1.91%
Ratio of total expenses to average net assets (5) (8)	2.13%

Ratio of interest and other debt financing expenses to average net assets (5) (8)	0.35%
Ratio of expenses (without incentive fees) to average net assets (5) (8)	2.09%
Ratio of incentive fees to average net assets (5) (7)	0.04%
Average debt outstanding	$6,351,969
Portfolio turnover (5) (6)	2.77%
Total committed capital, end of period	$842,159,090
Ratio of total contributed capital to total committed capital, end of year	40.06%
Year of formation	2015

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2017.
(2)	Net unrealized appreciation on investments per share may not be consistent with the statement of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the three months ended March 31, 2017, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. Total return has not been annualized.

(5)

The computation of average net assets and average value of portfolio securities during the period is based on averaging the current quarter and prior year amounts of net assets and value of portfolio securities, respectively.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the three months ended March 31, 2017.
(7)	Ratio is not annualized.
(8)	Ratio is annualized. Incentive fees included within the ratio is not annualized.
(9)	Net realized gains (losses) includes net realized gain on non-controlled, non-affiliated investments and net realized gain on foreign currency transactions from the statement of operations.
(10)

Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation on non-controlled, non-affiliated investments, net change in unrealized depreciation on foreign currency exchange contracts and net change in unrealized appreciation on foreign currency translation.

(11)	The sum of quarterly per share amounts may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(12)	Net increase in net assets from operations per share in these financial highlights may be different from the net increase in net assets per share on the statement of operations due to rounding.

Note 14. Subsequent Events

On May 9, 2017, the Board approved a distribution of $0.07 per share payable on May 19, 2017 to shareholders of record as of May 12, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) was formed on October 5, 2015 as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be subject to tax on its income to the extent that it distributes income each taxable year and satisfies other applicable income tax requirements.

The Company is managed by BCSF Advisors, LP (the “Advisor”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the board of directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

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

Revenues

We primarily generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into or against income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

Portfolio and Investment Activity

During the three months ended March 31, 2017, we invested $89.8 million in 13 portfolio companies and had $4.2 million in aggregate amount of principal repayments and sales, resulting in net investments of $85.6 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2017:

	As of March 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$178,466,678	92.9%	$180,667,572	92.9%	6.2%
Second Lien Senior Secured Loan	13,670,866	7.1	13,875,253	7.1	8.6
Total	$192,137,544	100.0%	$194,542,825	100.0%	6.4%

(1)          Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%	6.1%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3	8.7
Total	$106,251,499	100.0%	$107,942,008	100.0%	6.3%

(1)          Based upon the par value of our debt investments

The following table presents certain selected information regarding our investment portfolio as of March 31, 2017:

As of
March 31, 2017
Number of portfolio companies	25
Percentage of debt bearing a floating rate(1)	100.0%
Percentage of debt bearing a fixed rate(1)	—%

(1)          Measured on a fair value basis

The following table presents certain selected information regarding our investment portfolio as of December 31, 2016:

As of
December 31, 2016
Number of portfolio companies	12
Percentage of debt bearing a floating rate(1)	100.0%
Percentage of debt bearing a fixed rate(1)	—%

(1)          Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2017:

	As of March 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$192,137,544	100.0%	$194,542,825	100.0%
Non-accrual	—	—	—	—
Total	$192,137,544	100.0%	$194,542,825	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$106,251,499	100.0%	$107,942,008	100.0%
Non-accrual	—	—	—	—
Total	$106,251,499	100.0%	$107,942,008	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents and foreign cash as of March 31, 2017:

	As of March 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$158,551,715	44.0%	$158,551,715	43.7%
Foreign cash	9,331,647	2.6	9,601,005	2.7
First Lien Senior Secured Loan	178,466,678	49.6	180,667,572	49.8
Second Lien Senior Secured Loan	13,670,866	3.8	13,875,253	3.8
Total	$360,020,906	100.0%	$362,695,545	100.0%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash	$66,732,154	38.6%	$66,732,154	38.2%
First Lien Senior Secured Loan	98,474,248	56.9	100,067,956	57.3
Second Lien Senior Secured Loan	7,777,251	4.5	7,874,052	4.5
Total	$172,983,653	100.0%	$174,674,162	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2017 (with corresponding percentage of total portfolio investments):

	As of March 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$39,616,067	20.6%	$39,875,428	20.4%
Capital Equipment	23,462,173	12.2	23,571,861	12.1
Media: Diversified & Production	21,708,066	11.3	22,543,057	11.6
Services: Business	22,203,127	11.6	22,312,359	11.5
Retail	16,697,170	8.7	16,739,013	8.6
Telecommunications	15,501,009	8.1	15,929,158	8.2
Healthcare & Pharmaceuticals	14,403,281	7.5	14,884,087	7.7
Containers, Packaging & Glass	12,381,322	6.4	12,412,275	6.4
Automotive	10,153,879	5.3	10,152,720	5.2
Chemicals, Plastics & Rubber	7,553,446	3.9	7,535,296	3.9
Hotel, Gaming & Leisure	4,680,148	2.4	4,777,162	2.4
Aerospace & Defense	3,777,856	2.0	3,810,409	2.0
	$192,137,544	100.0%	$194,542,825	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2017.

	As of March 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	194,542,825	100.0	25	100.0
3	—	—	—	—
4	—	—	—	—
Total	$194,542,825	100.0%	25	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016.

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	107,942,008	100.0%	12	100.0%
3	—	—%	—	—%
4	—	—%	—	—%
Total	$107,942,008	100.0%	12	100.0%

Results of Operations

Operating results were as follows:

For the Three Months Ended March 31, 2017
Total investment income from non-controlled, non-affiliated investments	$2,242,416
Total expenses	1,252,764
Net investment income	989,652
Net realized gain on non-controlled, non-affiliated investments	120,132
Net realized gain on foreign currency transactions	64,701
Net change in unrealized depreciation on foreign currency translation	(15,064)
Net change in unrealized depreciation on forward currency exchange contracts	(261,684)
Net change in unrealized appreciation on non-controlled, non-affiliated investments	714,772
Net increase in net assets resulting from operations	$1,612,509

Investment Income

During the three months ended March 31, 2017, the Company’s investment income was comprised of $2.2 million of interest income, which includes $0.2 million from the accretion of discounts.

Operating Expenses

The composition of our operating expenses was as follows:

For the Three Months Ended March 31, 2017
Interest and debt financing expenses	$195,477
Amortization of deferred offering costs	103,845
Base management fee	266,584
Incentive fee	93,428
Professional fees	413,539
Directors fees	67,812
Other general and administrative expenses	112,079
Total expenses	$1,252,764

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). As of March 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. As of  December 31, 2016, the Revolving Credit Facility had an outstanding balance of  $59.1 million. Interest and debt financing expenses for the three months ended March 31, 2017 were approximately $0.2 million. The interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.01% and 2.16% as of March 31, 2017 and December 31, 2016, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Forward Currency Exchange Contracts

For the three months ended March 31, 2017, we had $0.7 million in unrealized appreciation on 37 investments in 25 portfolio companies. Unrealized appreciation for the three months ended March 31, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments.  During the three months ended March 31, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations.  For the three months ended March 31, 2017, we had ($0.3) million in unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the unrealized appreciation on our investments due to foreign currency fluctuations.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2017, we had sales and principal repayments of $4.2 million, resulting in $0.1 million of net realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017, the net increase in net assets resulting from operations was $1.6 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2017, our per share net increase in net assets resulting from operations was $0.15.

Cash Flows

For the three months ended March 31, 2017, cash, foreign cash and cash equivalents increased by $101.4 million. During the same period, we used $67.2 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the three months ended March 31, 2017, we generated $168.3 million from financing activities, primarily from issuance of common stock reduced by net repayments on our Revolving Credit Facility.

Financial Condition, Liquidity and Capital Resources

At March 31, 2017 and December 31, 2016, we had $168.2 million and $66.7 million in cash, foreign cash and cash equivalents on hand, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand, combined with our uncalled capital commitments of $504.8 million and $150.0 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

The Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of March 31, 2017, the Company had received capital commitments of $842.2 million, of which $10.8 million was from BCSF Advisors, LP.  As of March 31, 2017, we had received capital contributions to the Company totaling $337.3 million, of which $4.8 million was from BCSF Advisors, LP. As of December 31, 2016, we had received capital contributions totaling $109.8 million, of which $2.7 million was from BCSF Advisors, LP.

During the three months ended March 31, 2017, the Company received additional capital commitments to the Company of $295.8 million, and pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 11,281,229.37 of our common shares for an aggregate offering of $227.5 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of March 31, 2017 and December 31, 2016, the Company received all amounts relating to the capital drawdown notices. During the three months ended March 31, 2017, we issued 62.87 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with SMBC. The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of March 31, 2017 and December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate  (“LIBOR”) plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

For the three months ended March 31, 2017, the components of interest expense were as follows:

For the Three Months Ended March 31, 2017
Borrowing interest expense	$33,458
Unused facility fee	71,791
Amortization of deferred financing costs and upfront commitment fees	90,228
Total interest and debt financing expenses	$195,477

As of March 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2017, the Company’s did not have any outstanding borrowings. As of December 31, 2016, our asset coverage ratio was 2.87 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which did not incur any U.S. federal income tax.

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

There were no distributions declared to stockholders during and in respect of the three months ended March 31, 2017.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had unfunded capital commitments related to Subscription Agreements of $504.8 million and $436.6 million, respectively.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities.

As of March 31, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CST Buyer Company — Revolver	3/1/2023	$897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	769,218
FineLine Technologies, Inc. — Revolver	11/2/2021	2,489,688
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	1,231,792
Zywave, Inc. — Revolver	11/17/2022	1,279,118
CH Hold Corp. — Delayed Draw Term Loan	2/1/2024	139,458
Total First Lien Senior Secured Loans		$8,474,038
Total		$8,474,038

(1)          Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)          Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at March 31, 2017.

As of December 31, 2016, our off-balance sheet arrangements consisted of the following:

	Expiration Date (1)	Unfunded Commitments
First Lien Senior Secured Loan
FineLine Technologies, Inc. — Revolver	11/2/2021	$2,227,615
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	1,000,286
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loan		$5,174,019
Total		$5,174,019

(1)          Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Cash on hand combined with our uncalled capital commitments of $504.8 million and $150.0 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. We have determined we meet the definition of an investment company and follows the accounting and reporting guidance in the ASC Topic 946 — Financial

Services — Investment Companies. Our financial currency is U.S. dollars and these financial statements have been prepared in that currency.

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

Revenue Recognition

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for such distributions in the case of private portfolio companies, and on the ex-dividend date for publicly traded portfolio companies.

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

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•                  The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm.

•                  Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee.

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board.

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company currently conducts this valuation process on a quarterly basis.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in ASU 2016-10 will clarify the identification of performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017. The Company does not believe these changes will have a material impact on the Company’s financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its financial statements and disclosures, and determined that ASU 2016-19 did not have and is expected not to have a material impact on its financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Assuming that the statement of financial condition as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(217,132)	$—	$(217,132)
Up 100 basis points	1,946,132	—	1,946,132
Up 200 basis points	3,902,907	—	3,902,907
Up 300 basis points	5,859,683	—	5,859,683

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Agreement. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment.

Item 4. Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, we issued 62.87 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2017 was approximately $1,264. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report (File No. 814-01175) on Form 10-K filed on March 29, 2017).

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: May 12, 2017	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 12, 2017	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer