Form 10-Q
period 2017-06-30
Bain Capital Specialty Finance, Inc.
filed 2017-08-14
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 14, 2017, the registrant had 24,908,834.81 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Assets and Liabilities

	As of	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $407,699,190 and $106,251,499, respectively)	$412,243,177	$107,942,008
Controlled/affiliate investments (amortized cost of $5,735,679 and $0, respectively)	5,735,679	—
Total investments at fair value (amortized cost of $413,434,869 and $106,251,499, respectively)	417,978,856	107,942,008
Cash and cash equivalents	20,344,691	66,732,154
Foreign cash (cost of $48,708 and $0, respectively)	48,811	—
Collateral on certain derivative investments	2,020,000	—
Capital contributions receivable	165,221,922	—
Deferred financing costs	907,292	1,088,751
Deferred offering costs	121,152	329,995
Interest receivable on investments	1,440,015	596,164
Prepaid insurance	46,703	139,875
Receivable for sales and paydowns of investments	5,288,243	20,415
Other assets	—	5,723
Total Assets	$613,417,685	$176,855,085

Liabilities
Revolving credit facility	$76,277,000	$59,100,000
Interest payable	105,418	17,992
Payable for investments purchased	26,480,864	6,266,467
Unrealized depreciation on forward currency exchange contracts	1,409,238	—
Base management fee payable	582,131	178,204
Incentive fee payable	463,397	253,576
Accounts payable and accrued expenses	895,521	478,419
Directors fees payable	—	133,806
Distributions payable	2,739,972	82,363
Total Liabilities	108,953,541	66,510,827

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 24,908,835 and 5,490,882 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	24,909	5,491
Paid in capital in excess of par value	502,299,938	109,677,129
Accumulated undistributed net investment income (loss)	(950,010)	(1,028,871)
Accumulated undistributed net realized gains	393,640	—
Net unrealized appreciation	2,695,667	1,690,509
Total Net Assets	504,464,144	110,344,258
Total Liabilities and Total Net assets	$613,417,685	$176,855,085

Net asset value per share	$20.25	$20.10

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income
Investment income from non-controlled, non-affiliate investments:
Interest from investments	$4,432,338	$—	$6,674,754	$—
Other income	88,988	—	88,988	—
Total investment income from non-controlled, non-affiliate investments	4,521,326	—	6,763,742	—
Investment income from controlled, affiliate investments:
Interest from investments	7,846	—	7,846	—
Total investment income from controlled, affiliate investments:	7,846	—	7,846	—
Total investment income	4,529,172	—	6,771,588	—

Expenses
Interest and debt financing expenses	$202,431	$—	$397,908	$—
Amortization of deferred offering costs	104,998	—	208,843	—
Base management fee	582,131	—	848,715	—
Incentive fee	116,392	—	209,820	—
Professional fees	486,168	—	899,707	—
Directors fees	68,250	—	136,062	—
Other general and administrative expenses	174,412	—	286,491	—
Total expenses	1,734,782	—	2,987,546	—
Net investment income	2,794,390	—	3,784,042	—

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled, non-affiliate investments	(87,531)	—	32,601	—
Net realized gain on foreign currency transactions	516,344	—	581,045	—
Net realized gain (loss) on forward currency exchange contracts	(220,006)	—	(220,006)	—
Net change in unrealized depreciation on foreign currency translation	(424,018)	—	(439,082)	—
Net change in unrealized depreciation on forward currency exchange contracts	(1,147,554)	—	(1,409,238)	—
Net change in unrealized appreciation on non-controlled, non-affiliate investments	2,138,706	—	2,853,478	—
Total net realized and unrealized gains	775,941	—	1,398,798	—

Net increase in net assets resulting from operations	$3,570,331	$—	$5,182,840	$—

Per Common Share Data
Basic and diluted net investment income per common share	$0.16	$—	$0.27	$—
Basic and diluted increase in net assets resulting from operations per common share	$0.21	$—	$0.37	$—
Basic and diluted weighted average common shares outstanding	17,221,607.35	1,000.00	14,068,548.80	1,000.00

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Operations:
Net investment income	$3,784,042	$—
Net realized gains	393,640	—
Net change in unrealized appreciation	1,005,158	—
Net increase in net assets resulting from operations	5,182,840	—
Stockholder distributions:
Distributions from net investment income	(3,914,024)	—
Net decrease in net assets resulting from stockholder distributions	(3,914,024)	—
Capital share transactions:
Issuance of common stock	392,735,246	—
Reinvestment of stockholder distributions	115,824	—
Net increase in net assets resulting from capital share transactions	392,851,070	—

Total increase in net assets	394,119,886	—
Net assets at beginning of period	110,344,258	—
Net assets at end of period	$504,464,144	$—

Net asset value per common share	$20.25	$—
Common stock outstanding at end of period	24,908,835	1,000

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,182,840	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(305,271,134)	—
Proceeds from principal payments and sales of investments	13,380,378	—
Net realized gain from investments	(32,601)	—
Net change in unrealized depreciation on forward currency exchange contracts	1,409,238	—
Net change in unrealized appreciation on investments	(2,853,478)	—
Net change in unrealized depreciation on foreign currency translation	439,082	—
Accretion of discounts and amortization of premiums	(305,669)	—
Amortization of deferred financing costs and upfront commitment fees	181,459	—
Amortization of deferred offering costs	208,843	—
Changes in operating assets and liabilities:
Collateral on certain derivative investments	(2,020,000)	—
Interest receivable on investments	(843,851)	—
Prepaid insurance	93,172	—
Other assets	5,723	—
Interest payable	87,426	—
Base management fee payable	403,927	—
Incentive fee payable	209,821	—
Accounts payable and accrued expenses	417,102	—
Directors fees payable	(133,806)	—
Net cash used in operating activities	(289,441,528)	—

Cash flows from financing activities
Borrowings on revolving credit facility	94,689,940	—
Repayments on revolving credit facility	(77,959,900)	—
Proceeds from issuance of common stock	227,513,324	—
Stockholder distributions paid	(1,140,591)	—
Net cash provided by financing activities	243,102,773	—

Net decrease in cash, foreign cash and cash equivalents	(46,338,755)	—
Effect of foreign currency exchange rates	103	—
Cash, foreign cash and cash equivalents, beginning of period	66,732,154	—
Cash, foreign cash and cash equivalents, end of period	$20,393,502	—

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$212,175	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$115,824	$—

See Notes to Financial Statements

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of June 30, 2017

(Unaudited)

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Investments
Non-controlled/non-affiliate company investments
Anaren, Inc.	Aerospace & Defense	First lien senior secured loan	L+ 4.50%	5.80%	2/18/2021	$2,534,103	$2,547,709	$2,546,774	0.5%
DAE Aviation Holdings, Inc.	Aerospace & Defense	First lien senior secured loan	L+ 3.75%	4.98%	7/7/2022	$9,974,619	10,089,735	10,041,948	2.0%
Salient CRGT, Inc.	Aerospace & Defense	First lien senior secured loan	L+ 5.75%	6.98%	2/28/2022	$3,829,677	3,757,484	3,800,955	0.7%
TECT Power Holdings, LLC	Aerospace & Defense	Second lien senior secured loan	L+ 8.50%	9.73%	12/27/2021	$14,757,969	14,463,128	14,462,810	2.9%
				Total Aerospace & Defense			30,858,056	30,852,487	6.1%

CST Buyer Company	Automotive	First lien senior secured loan	L+ 6.25%	7.61%	3/1/2023	$10,295,195	10,148,153	10,346,671	2.1%
CST Buyer Company	Automotive	Revolver (2) (3)	—	—	3/1/2023	$—	(12,724)	4,487	0.0%
					Total Automotive		10,135,429	10,351,158	2.1%

NPC International, Inc.	Hotel, Gaming & Leisure	Second lien senior secured loan	L+ 7.50%	8.72%	4/18/2025	$4,703,667	4,680,564	4,774,218	0.9%
NPC International, Inc.	Hotel, Gaming & Leisure	Delayed draw term loan (2) (3)	—	—	4/18/2025	$—	(20,002)	(20,002)	0.0%
				Total Hotel, Gaming & Leisure			4,660,562	4,754,216	0.9%

Dorner Manufacturing Corp.	Capital Equipment	First lien senior secured loan	L+ 5.75%	7.05%	3/15/2023	$8,351,508	8,151,598	8,351,508	1.7%
Dorner Manufacturing Corp.	Capital Equipment	Revolver (3)	L+ 5.75%	7.05%	3/15/2023	$494,497	468,232	495,596	0.1%
Excelitas Technologies Corp.	Capital Equipment	First lien senior secured loan	L+ 5.00%	5.00%	11/2/2020	$1,953,942	1,961,270	1,955,164	0.4%
FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+ 4.75%	6.05%	11/2/2022	$14,733,054	14,433,460	14,512,058	2.9%
FineLine Technologies, Inc.	Capital Equipment	Revolver (2) (3)	—	—	11/2/2021	$—	(51,240)	(39,311)	0.0%
				Total Capital Equipment			24,963,320	25,275,015	5.1%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+ 4.00%	5.23%	11/20/2023	$512,566	510,215	515,930	0.1%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+ 4.00%	5.23%	11/20/2023	$666,499	663,442	670,874	0.2%
Niacet b.v.	Chemicals, Plastics & Rubber	First lien senior secured loan (6)	L+ 4.50%	5.50%	2/1/2024	€3,884,666	4,149,529	4,433,071	0.9%
Niacet Corporation	Chemicals, Plastics & Rubber	First lien senior secured loan	L+ 4.50%	5.80%	2/1/2024	$2,234,400	2,213,158	2,231,607	0.4%
				Total Chemicals, Plastics & Rubber			7,536,344	7,851,482	1.6%

Bolt Infrastructure Merger Sub, Inc.	Construction & Building	First lien senior secured loan	L+ 4.00%	5.21%	5/31/2024	$2,704,225	2,690,704	2,724,507	0.5%
Regan Development Holdings Limited	Construction & Building	First lien senior secured loan (6) (12)	EURIBOR + 7.00%	7.50%	5/2/2022	€2,825,002	3,077,840	3,227,847	0.7%
Regan Development Holdings Limited	Construction & Building	First lien senior secured loan (6) (12)	EURIBOR + 7.00%	7.50%	5/2/2022	€8,574,506	9,143,401	9,584,009	1.9%
Regan Development Holdings Limited	Construction & Building	Delayed draw term loan (3) (6) (12)	—	—	5/2/2022	€—	—	—	0.0%
Wilsonart LLC	Construction & Building	First lien senior secured loan	L+ 3.50%	4.80%	12/19/2023	$2,493,734	2,515,043	2,505,684	0.5%
				Total Construction & Building			17,426,988	18,042,047	3.6%

Kronos Acquisition Holdings Inc.	Consumer goods: non-durable	First lien senior secured loan	L+ 4.50%	5.79%	8/26/2022	$2,783,522	2,776,563	2,805,790	0.5%
Melissa & Doug, LLC	Consumer goods: non-durable	First lien senior secured loan	L+ 4.50%	5.80%	6/19/2024	$3,849,930	3,830,765	3,883,617	0.8%
				Total Consumer goods: non-durable			6,607,328	6,689,407	1.3%

BWAY Holding Company	Containers, Packaging & Glass	First lien senior secured loan	L+ 3.25%	4.33%	4/3/2024	$10,000,000	9,968,750	10,003,570	2.0%
CSP Technologies North America, LLC	Containers, Packaging & Glass	First lien senior secured loan	L+ 5.25%	6.55%	1/29/2022	$12,349,512	12,349,512	12,411,260	2.4%
				Total Containers, Packaging & Glass			22,318,262	22,414,830	4.4%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+ 5.50%	6.80%	1/3/2023	$6,800,150	6,226,891	6,251,888	1.2%
Endo Luxembourg Holding Company S.a.r.l. and NIMA	Healthcare & Pharmaceuticals	First lien senior secured loan (6) (12)	L+ 4.25%	5.50%	4/29/2024	$15,000,000	15,249,379	15,144,135	3.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+ 4.75%	5.97%	9/28/2023	$8,104,755	7,994,955	8,064,231	1.6%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023	$—	(4,500)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	L+ 4.75%	5.97%	9/28/2022	$360,103	344,690	354,268	0.1%
Island Medical Management Holdings, LLC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/1/2022	$—	(13,815)	(9,210)	0.0%
Island Medical Management Holdings, LLC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+ 5.50%	6.50%	9/1/2022	$10,682,657	10,522,412	10,575,830	2.1%
TecoStar Holdings, Inc.	Healthcare & Pharmaceuticals	First lien senior secured loan	L+ 8.50%	9.67%	11/1/2024	$9,471,942	9,237,527	9,235,144	1.8%
U.S. Anesthesia Partners, Inc.	Healthcare & Pharmaceuticals	Second lien senior secured loan	L+ 7.25%	8.47%	6/23/2025	$16,520,000	16,272,284	16,272,200	3.2%
				Total Healthcare & Pharmaceuticals			65,829,823	65,885,151	13.0%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+ 4.75%	5.98%	10/13/2023	$12,076,155	11,963,030	12,136,536	2.4%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+ 4.50%	5.80%	4/19/2023	$14,358,061	14,394,513	14,465,747	2.9%
Qlik Technologies	High Tech Industries	First lien senior secured loan	L+ 3.50%	4.67%	4/26/2024	$15,000,000	14,976,207	14,926,875	2.9%
SolarWinds Holdings, Inc.	High Tech Industries	First lien senior secured loan	L+ 3.50%	4.73%	2/3/2023	$9,974,937	10,049,305	10,011,097	2.0%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+ 5.00%	6.27%	11/17/2022	$17,818,113	17,660,151	17,818,113	3.5%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022	$—	(17,239)	—	0.0%
				Total High Tech Industries			69,025,967	69,358,368	13.7%

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of June 30, 2017

(Unaudited)

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value	Percentage of Net Assets (4)
Deluxe Entertainment Services Group Inc.	Media: Diversified & Production	First lien senior secured loan	L+ 5.50%	6.66%	2/28/2020	$12,926,720	12,238,199	12,934,799	2.6%
International Entertainment Investments Limited	Media: Diversified & Production	First lien senior secured loan (6) (12)	L+ 4.25%	4.50%	5/31/2022	£7,673,114	9,259,361	9,894,288	1.9%
International Entertainment Investments Limited	Media: Diversified & Production	Delayed draw term loan (3) (5) (6) (12)	L+ 4.00%	4.25%	2/28/2022	£289,258	351,806	350,386	0.1%
			Total Media: Diversified & Production				21,849,366	23,179,473	4.6%

Endries International, Inc.	Metals & Mining	First lien senior secured loan	L+ 4.75%	5.97%	6/1/2023	$6,556,711	6,459,284	6,458,360	1.3%
Endries International, Inc.	Metals & Mining	Delayed draw term loan (2) (3)	—	—	6/1/2023	$—	(48,637)	(49,175)	0.0%
Endries International, Inc.	Metals & Mining	Revolver (3)	P+ 3.75%	8.00%	6/1/2022	$596,661	548,149	547,485	0.1%
				Total Metals & Mining			6,958,796	6,956,670	1.4%

CH Hold Corp.	Retail	First lien senior secured loan	L+ 3.00%	4.23%	2/1/2024	$1,391,093	1,387,852	1,397,759	0.3%
CH Hold Corp.	Retail	Second lien senior secured loan	L+ 7.25%	8.48%	2/3/2025	$1,215,470	1,209,608	1,249,655	0.3%
CH Hold Corp.	Retail	Delayed draw term loan (2) (3)	—	—	2/1/2024	$—	(337)	668	0.0%
K-Mac Holdings Corp.	Retail	Revolver (3)	L+ 3.50%	3.50%	2/28/2022	$234,667	234,667	244,267	0.0%
K-Mac Holdings Corp.	Retail	First lien senior secured loan	L+ 4.75%	5.97%	12/20/2022	$14,220,000	14,015,546	14,305,320	2.8%
				Total Retail			16,847,336	17,197,669	3.4%

Adler & Allan Group Limited	Services: Business	First lien last out loan (6) (12)	L+ 7.50%	8.00%	6/30/2024	£15,141,463	19,041,237	19,179,407	3.8%
Advantage Sales & Marketing Inc.	Services: Business	First lien senior secured loan	L+ 3.25%	4.55%	7/23/2021	$9,974,359	9,901,106	9,632,737	1.9%
Camelot Finance LP	Services: Business	First lien senior secured loan (12)	L+ 3.50%	4.73%	10/3/2023	$7,980,000	8,054,571	8,036,522	1.6%
Genuine Financial Holdings LLC	Services: Business	First lien senior secured loan	L+ 4.75%	6.06%	1/26/2023	$9,738,009	9,623,048	9,815,913	1.9%
Learfield Communications LLC	Services: Business	Second lien senior secured loan	L+ 7.25%	8.48%	12/2/2024	$5,400,000	5,350,146	5,413,500	1.1%
OPE Inmar Acquisition, Inc.	Services: Business	Second lien senior secured loan	P+ 7.00%	11.00%	5/1/2025	$5,058,410	4,999,454	5,033,117	1.0%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+ 4.75%	5.94%	11/23/2022	$5,293,185	5,245,436	5,286,569	1.1%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+ 8.75%	9.94%	11/23/2023	$1,693,548	1,662,282	1,685,081	0.3%
Travel Leaders Group, LLC	Services: Business	First lien senior secured loan	L+ 5.25%	6.48%	1/25/2024	$295,575	294,223	297,237	0.1%
				Total Services: Business			64,171,503	64,380,083	12.8%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+ 3.75%	5.05%	12/15/2023	$696,616	693,722	701,841	0.1%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+ 8.50%	9.80%	12/16/2024	$778,846	771,482	790,529	0.2%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+ 5.25%	6.44%	9/27/2023	$13,696,700	13,517,472	13,873,620	2.8%
				Total Telecommunications			14,982,676	15,365,990	3.1%

CSVC Acquisition Corp.	Utilities: Electric	Corporate Bond		7.75%	6/15/2025	$8,478,000	8,478,000	8,684,651	1.7%
				Total Utilities: Electric			8,478,000	8,684,651	1.7%

American Tire Distributors Inc.	Wholesale	First lien senior secured loan	L+ 4.25%	5.48%	9/1/2021	$14,961,735	15,049,434	15,004,480	3.0%
				Total Wholesale			15,049,434	15,004,480	3.0%

Total non-controlled/non-affiliate company investments							407,699,190	412,243,177	81.8%

Controlled/affiliate company investments

BCC Jetstream Holdings Aviation (On II), LLC	Transportation: Cargo	First lien senior secured loan (10) (11) (14)		10.00%	6/2/2022	$941,502	941,502	941,502	0.2%
BCC Jetstream Holdings Aviation (On II), LLC	Transportation: Cargo	Equity Interest (10) (11) (14)				$166,147	166,147	166,147	0.0%
BCC Jetstream Holdings Aviation (On II), LLC	Transportation: Cargo	Unfunded Commitment (7) (10) (11) (14)		—	6/2/2022	$—	—	—	0.0%
BCC Jetstream Holdings Aviation (Off I), LLC	Transportation: Cargo	Equity Interest (6) (10) (11) (14)				$2,675,151	2,675,151	2,675,151	0.5%
				Total Transportation: Cargo			3,782,800	3,782,800	0.7%

BCC Tecomet Holdings (E), L.P.	Healthcare & Pharmaceuticals	Equity Interest (10) (11) (13)				$1,952,879	1,952,879	1,952,879	0.4%
				Total Healthcare & Pharmaceuticals			1,952,879	1,952,879	0.4%

Total controlled/affiliate company investments							5,735,679	5,735,679	1.1%

TOTAL INVESTMENTS - 82.9%							$413,434,869	$417,978,856	82.9%

Cash Equivalents
Goldman Sachs Financial Square Government Fund							$595,827	$595,827	0.1%
				Total Cash Equivalents			595,827	595,827	0.1%

TOTAL INVESTMENTS AND CASH EQUIVALENTS - 83.0%							$414,030,696	$418,574,683	83.0%

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of June 30, 2017

(Unaudited)

Forward Foreign Currency Exchange Contracts (8)

Currency Purchased		Currency Sold		Counterparty	Settlement Date	Unrealized Depreciation
USD	16,380,814	EURO	15,080,000	Bank of New York Mellon	3/6/2018	$(1,058,937)
USD	1,191,406	EURO	1,030,000	Bank of New York Mellon	6/22/2018	(7,057)
USD	9,647,586	POUND STERLING	7,635,000	Bank of New York Mellon	3/6/2018	(343,244)
						$(1,409,238)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”),  the Euro Interbank Offered Rate (“EURIBOR” or “E”) or the Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR or Prime and the current weighted average interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused facility fee.

(4) Percentages are based on the Company’s net assets of $504,464,144 as of June 30, 2017.

(5) Used for capital expenditures.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.  As of June 30, 2017, non-qualifying assets totaled 10.5% of the Company’s total assets.

(7) The assets to be issued will be determined at the time the funds are called.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling and € represents Euro.

(10) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns five percent or more of the portfolio company’s securities.

(11) As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(12) The Company holds this investment through Intermediary Entities (as defined). The investment disclosed in this schedule of investments reflects the ultimate interest in which the Company has rights, and obligations, if any.

(13) The Company holds a non-controlling, non-affiliate interest in TecoStar Holdings, Inc. common stock through this investment.

(14) The Company holds a non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.

See Notes to Financial Statements.

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value	Percentage of Net Assets (4)

FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+4.75%	5.75%	11/2/2022	$14,807,089	$14,482,151	$14,659,018	13.3%
FineLine Technologies, Inc.	Capital Equipment	Revolver (3)	L+4.75%	5.68%	11/2/2021	$393,109	336,017	366,901	0.3%
			Total Capital Equipment				14,818,168	15,025,919	13.6%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$515,142	512,574	520,293	0.5%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$669,849	666,510	676,550	0.6%
			Total Chemicals, Plastics, & Rubber				1,179,084	1,196,843	1.1%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+5.50%	6.50%	12/21/2022	$6,886,228	6,266,467	6,318,114	5.7%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+4.75%	5.75%	9/28/2023	$8,145,585	8,027,008	8,104,857	7.4%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023		(4,849)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	P+3.75%	7.25%	9/28/2022	$166,714	149,845	160,879	0.2%
			Total Healthcare & Pharmaceuticals				14,438,471	14,580,515	13.3%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+4.75%	5.75%	10/13/2023	$12,136,840	12,017,183	12,167,182	11.0%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+4.50%	5.50%	4/19/2023	$9,974,937	9,969,553	10,027,934	9.1%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+5.00%	6.00%	11/17/2022	$17,907,651	17,730,634	17,728,575	16.1%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022		(18,827)	(19,187)	0.0%
			Total High Tech Industries				39,698,543	39,904,504	36.2%

Deluxe Entertainment Services Group Inc.	Media: Diversified & Production	First lien senior secured loan	L+6.00%	7.00%	2/28/2020	$16,127,446	15,345,715	16,046,808	14.5%
			Total Media: Diversified & Production				15,345,715	16,046,808	14.5%

Learfield Communications LLC	Services: Business	Second lien senior secured loan	L+7.25%	8.25%	12/2/2024	$5,400,000	5,346,301	5,410,125	4.9%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+4.75%	5.75%	11/23/2022	$5,306,452	5,253,787	5,299,819	4.8%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+8.75%	9.75%	11/23/2023	$1,693,548	1,659,838	1,685,081	1.5%
			Total Services: Business				12,259,926	12,395,025	11.2%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+4.50%	5.50%	12/15/2023	$700,117	696,644	706,024	0.6%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+8.50%	9.50%	12/16/2024	$778,846	771,112	778,846	0.7%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+6.50%	7.50%	9/27/2023	$7,253,125	7,043,836	7,307,524	6.6%
			Total Telecommunications				8,511,592	8,792,394	7.9%

TOTAL INVESTMENTS - 97.8%							$106,251,499	$107,942,008	97.8%

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

See Notes to Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to elect to be subject to tax, and intends to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), effective with its taxable year ended December 31, 2016. The Company is externally managed by BCSF Advisors, LP (the “Advisor”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

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

There was no operating activity from January 1, 2016 to June 30, 2016. The Company completed the sale of its common stock and commenced operations on October 13, 2016.

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

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.  Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the Financial Statements. The portfolio investments held by the Company are included on the Statements of Assets and Liabilities as investments at fair value.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

•                  Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•                  Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•                  Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investments purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2017 and December 31, 2016, no securities had been placed on non-accrual status.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Investment Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, currency holdings and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) from foreign currency translation on the statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the statements of assets and liabilities with changes in the net appreciation (depreciation) on forward currency exchange contracts recorded on the statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on certain derivative investments on the statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the schedule of investments.

Changes in net unrealized appreciation (depreciation) are recorded on the statements of operations in net change in unrealized appreciation (depreciation) on forward currency exchange contracts. Net realized gains and losses are recorded on the statements of operations in net realized gain (loss) on forward currency exchange contracts. Realized gains and losses on foreign currency exchange contracts are determined using difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered. Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs of the Company incurred prior to the commencement of operations have been recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations and are shown in the Company’s statements of operations.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually as dividends to its stockholders. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

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

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

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

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its financial statements and disclosures, and determined that ASU 2016-19 did not have a material impact on its financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This new guidance is effective prospectively for fiscal years beginning after December 15, 2017, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on the Company’s financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2017 (with corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$331,732,509	80.2%	$335,659,513	80.3%
First Lien Last Out Loan	19,041,237	4.6	19,179,407	4.6
Second Lien Senior Secured Loan	49,388,946	11.9	49,661,108	11.9
Corporate Bond	8,478,000	2.1	8,684,651	2.1
Equity Interest	4,794,177	1.2	4,794,177	1.1
Total	$413,434,869	100.0%	$417,978,856	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2017 (with corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$353,162,316	85.4%	$356,165,713	85.2%
United Kingdom	28,652,404	6.9	29,424,081	7.0
Luxembourg	15,249,379	3.7	15,144,135	3.6
Ireland	12,221,241	3.0	12,811,856	3.1
Netherlands	4,149,529	1.0	4,433,071	1.1
Total	$413,434,869	100.0%	$417,978,856	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2017 (with corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$69,025,967	16.7%	$69,358,368	16.6%
Healthcare & Pharmaceuticals	67,782,702	16.4	67,838,030	16.2
Services: Business	64,171,503	15.5	64,380,083	15.4
Aerospace & Defense	30,858,056	7.5	30,852,487	7.4
Capital Equipment	24,963,320	6.0	25,275,015	6.0
Media: Diversified & Production	21,849,366	5.3	23,179,473	5.5
Containers, Packaging & Glass	22,318,262	5.4	22,414,830	5.4
Construction & Building	17,426,988	4.2	18,042,047	4.3
Retail	16,847,336	4.1	17,197,669	4.1
Telecommunications	14,982,676	3.6	15,365,990	3.7
Wholesale	15,049,434	3.6	15,004,480	3.6
Automotive	10,135,429	2.5	10,351,158	2.5
Utilities: Electric	8,478,000	2.1	8,684,651	2.1
Chemicals, Plastics & Rubber	7,536,344	1.8	7,851,482	1.9
Metals & Mining	6,958,796	1.7	6,956,670	1.7
Consumer goods: Non-durable	6,607,328	1.6	6,689,407	1.6
Hotel, Gaming & Leisure	4,660,562	1.1	4,754,216	1.1
Transportation: Cargo	3,782,800	0.9	3,782,800	0.9
	$413,434,869	100.0%	$417,978,856	100.0%

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

The Company has made certain investments with affiliated investment funds through intermediary entities (together, the “Intermediary Entities”). The Company is issued a specified interest in connection with the investments made through the Intermediary Entities, such that the Company receives the rights and commitments of such investments.  These rights, and unfunded obligations, if any, are based upon the Company’s pro-rata specified interest of such investments.

At June 30, 2017, investments held through specified interests in the Intermediary Entities are disclosed on the schedule of investments and in the footnotes as if the Company directly owned such investment and the specified interests are included in non- affiliated investments on the statement of assets and liabilities.  At December 31, 2016, no investments were held through specified interests in the Intermediary Entities.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of June 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$177,673,706	$157,985,807	$335,659,513
First Lien Last Out Loan	—	—	19,179,407	19,179,407
Second Lien Senior Secured Loan	—	17,261,019	32,400,089	49,661,108
Corporate Bond	—	8,684,651	—	8,684,651
Equity Interest	—	—	4,794,177	4,794,177
Total Investments	$—	$203,619,376	$214,359,480	$417,978,856

Cash equivalents	$595,827	$—	$—	$595,827
Forward currency exchange contracts (liability)	$—	$(1,409,238)	$—	$(1,409,238)

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$67,332,649	$32,735,307	$100,067,956
Second Lien Senior Secured Loan	—	7,874,052	—	7,874,052
Total Investments	$—	$75,206,701	$32,735,307	$107,942,008

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2017:

	First Lien Senior Secured Loan	First Lien Last Out Loan	Second Lien Senior Secured Loan	Equity Interest	Total Investments
Balance as of April 1, 2017	$123,318,552	$—	$1,685,081	$—	$125,003,633
Purchases of investments and other adjustments to cost	44,925,529	19,040,992	30,715,008	4,794,177	99,475,706
Net accretion of discounts (amortization of premiums)	62,757	245	1,752	—	64,754
Proceeds from principal repayments and sales of investments	(684,491)	—	—	—	(684,491)
Net change in unrealized appreciation (depreciation) on investments	2,530,019	138,170	(1,752)	—	2,666,437
Net realized gains on investments	623	—	—	—	623
Transfers from Level 3	(12,167,182)	—	—	—	(12,167,182)
Transfers to Level 3	—	—	—	—	—
Balance as of June 30, 2017	$157,985,807	$19,179,407	$32,400,089	$4,794,177	$214,359,480

Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2017	$2,557,125	$138,170	$(1,752)	$—	$2,693,543

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

	First Lien Senior Secured Loan	First Lien Last Out Loan	Second Lien Senior Secured Loan	Equity Interest	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$—	$—	$32,735,307
Purchases of investments and other adjustments to cost	115,364,336	19,040,992	30,715,008	4,794,177	169,914,513
Net accretion of discounts (amortization of premiums)	109,648	245	2,846	—	112,739
Proceeds from principal repayments and sales of investments	(1,165,995)	—	—	—	(1,165,995)
Net change in unrealized appreciation (depreciation) on investments	2,679,487	138,170	(2,846)	—	2,814,811
Net realized gains on investments	623	—	—	—	623
Transfers from Level 3	(12,167,182)	—	—	—	(12,167,182)
Transfers to Level 3	20,429,583	—	1,685,081	—	22,114,664
Balance as of June 30, 2017	$157,985,807	$19,179,407	$32,400,089	$4,794,177	$214,359,480

Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2017	$2,679,487	$138,170	$(2,846)	$—	$2,814,811

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended June 30, 2017, transfers from Level 3 to Level 2 were primarily due to increased price transparency.  For the six months ended June 30, 2017, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2017, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

	As of June 30, 2017
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loan	$96,665,917	Discounted Cash Flows	Comparative Yields	3.5%-8.6% (7.0%)

(1)          Included within the Level 3 assets of $214,359,480 is an amount of $117,693,563 in which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)          Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

As of December 31, 2016, the valuation of Level 3 assets was based on recent transactions, and as such, the Advisor did not develop any unobservable inputs.

The fair value of the Company’s Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates its carrying value.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company has agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations. During the period from October 5, 2015 (date of inception) to October 13, 2016, $0.5 million of the Company’s expenses were paid by a related party of the Advisor and were reimbursed by the Company after the commencement of operations. There were no payables and $0.2 million payable to the Advisor to repay initial organizational costs included in “Accounts payable and accrued expenses” on the statements of assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

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

For the three and six months ended June 30, 2017, Base Management Fee charged amounted to $0.6 million and $0.8 million, respectively. As of June 30, 2017 and December 31, 2016, $0.6 million and $0.2 million remained payable, respectively.

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

There was no income incentive fee payable to the Advisor under the Investment Advisory Agreement as of June 30, 2017 and December 31, 2016.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of June 30, 2017 and December 31, 2016.

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

For the three and six months ended June 30, 2017, the Company incurred $0.1 million and $0.2 million, respectively, of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the statements of operations.  As of June 30, 2017 and December 31, 2016, there was $0.5 million and $0.3 million related to the GAAP Incentive Fee accrued in incentive fee payable on the statements of assets and liabilities.

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

Related Party Commitments

The Advisor has made commitments of $10.8 million and $10.7 million to the Company as of June 30, 2017 and December 31, 2016, respectively, of which $4.8 million and $2.7 million have been called by the Company as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Advisor held 241,492.70 and 133,355.50 shares of the Company, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million and $497.1 million as of June 30, 2017 and December 31, 2016, respectively, of which $222.1 million and $99.4 million, respectively, has been called by the Company as of June 30, 2017 and December 31, 2016, respectively. These investors held 11,065,542.87 and 4,971,069.30 shares of the Company at June 30, 2017 and December 31, 2016, respectively.

Note 6. Borrowings

On December 22, 2016, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of June 30, 2017 and December 31, 2016, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and unfunded capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 140 basis points per annum. The Company pays an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which the Company terminates the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2017, the Company’s asset coverage ratio was 7.61 to 1. As of December 31, 2016, the Company’s asset coverage ratio was 2.87 to 1.

The Company’s outstanding borrowings as of June 30, 2017 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$76,277,000	$76,277,000

The Company’s outstanding borrowings as of December 31, 2016 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$59,100,000	$59,100,000

The Company may borrow amounts in U.S. dollars or certain other permitted currencies.  As of June 30, 2017, the Company had outstanding debt denominated in Pounds Sterling of £14.8 million on its Revolving Credit Facility, included as converted in the principal amount outstanding in the table above.  There was no outstanding debt denominated in foreign currencies as of December 31, 2016.

The summary information regarding the Revolving Credit Facility for the three and six months ended June 30, 2017 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017
Borrowing interest expense	$39,195	$72,653
Unused facility fee	72,005	143,796
Amortization of deferred financing costs and upfront commitment fees	91,231	181,459
Total interest and debt financing expenses	$202,431	$397,908

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.46% and 2.25%, respectively, for the three and six months ended June 30, 2017.

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The Company did not hold any derivatives as of, or for the year ended, December 31, 2016. The fair value of derivative contracts open as of June 30, 2017 is included on the schedule of investments by contract. The Company posted collateral of $2.0 million with the counterparties on foreign currency exchange contracts at June 30, 2017. The Company did not post or receive collateral related to foreign currency exchange contracts at December 31, 2016. Collateral amounts posted are included in collateral on certain derivative investments on the statements of assets and liabilities.

For the three and six months ended June 30, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $21.0 million and $14.0 million, respectively.

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

The Company presents forward currency exchange contracts on a net basis by counterparty on the statements of assets and liabilities.  The Company has elected not to offset assets and liabilities in the statements of assets and liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other arrangement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.  The following table presents both gross and net information about derivative instruments eligible for offset in the statements of assets and liabilities as of June 30, 2017.  The Company did not have any offsetting assets and liabilities as of December 31, 2016.

Counterparty	Account in the statements of assets and liabilities	Gross amount of assets on the statements of assets and liabilities	Gross amount of (liabilities) on the statements of assets and liabilities	Net amount of assets or (liabilities) presented on the statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(1,409,238)	$(1,409,238)	$1,409,238	$—

(1)          Amount excludes excess cash collateral paid.

(2)          Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement.  Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the statements of operations during the three and six months ended June 30, 2017 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017
Net realized gains (losses) on forward currency exchange contracts	$(220,006)	$(220,006)
Net change in unrealized depreciation on forward currency exchange contracts	(1,147,554)	(1,409,238)
Total net realized and unrealized gains (losses) due to forward currency exchange contracts	$(1,367,560)	$(1,629,244)

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
Total distributions declared			$0.18	$3,914,024

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Since October 2016, the Company has issued 24,908,834.81 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to our common stock (the “Subscription Agreement”). Each investor has made a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board. As of June 30, 2017 and December 31, 2016, aggregate commitments relating to the Private Offering were $1.3 billion and $546.4 million. The remaining unfunded capital commitments related to these Subscription Agreements totaled $752.6 million and $436.6 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, BCSF Advisors, LP contributed in aggregate $4.8 million to the Company and received 241,492.70 shares of the Company and contributed $2.7 million to the Company and received 133,355.50 shares of the Company, respectively. At June 30, 2017 and December 31, 2016, BCSF Advisors, LP owned 0.97% and 2.43%, respectively, of the outstanding common shares of the Company.

On June 26, 2017, the Company delivered a capital drawdown notice to its investors due on July 11, 2017 relating to the sale of 8,131,000.10 shares of the Company’s common stock for an aggregated offering price of $165.2 million.  At June 30, 2017, the capital drawdown is included in capital contributions receivable on the statements of assets and liabilities.The outstanding capital contribution receivable was received by the Company subsequent to June 30, 2017.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three and six months ended June 30, 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	8,131,000.10	$165,221,922	19,412,229.47	$392,735,246
Dividend reinvestment	5,660.11	114,560	5,722.98	115,824
Total capital drawdowns and dividend reinvestment	8,136,660.21	$165,336,482	19,417,952.45	$392,851,070

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2017, the Company had $32.5 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CH Hold Corp. — Delayed Draw Term Loan	2/1/2024	$139,458
CST Buyer Company — Revolver	3/1/2023	897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	604,385
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,681,694
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	806,897
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	723,146
Island Medical Management Holdings, LLC — Delayed Draw Term Loan	9/1/2022	921,011
K-Mac Holdings Corp. — Revolver	2/28/2022	1,365,333
Regan Development Holdings Limited — Delayed Draw Term Loan	5/2/2022	1,041,198
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loans		$17,025,797
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC — Unfunded Commitment	6/2/2022	15,517,200
Total Other Unfunded Commitments		$15,517,200
Total		$32,542,997

(1)          Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)          Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at June 30, 2017.

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

As of June 30, 2017, the Company had no accrued and unpaid compensation to members of the Board. As of December 31, 2016, the Company had accrued and unpaid compensation to members of the Board of $0.1 million.

Note 12. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2017 and December 31, 2016, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2017:

	For the Three Months Ended	For the Six Months Ended
Basic and diluted	June 30, 2017
Net increase in net assets resulting from operations	$3,570,331	$5,182,840
Weighted average common shares outstanding	17,221,607.35	14,068,548.80
Earnings per common share	$0.21	$0.37

Note 13. Financial Highlights

As the Advisor was the sole investor at June 30, 2016, presentation for financial highlights as of and for the period from January 1, 2016, to June 30, 2016, is not required

The following is a schedule of financial highlights for the six months ended June 30, 2017:

June 30, 2017
Per share data:
Net asset value at beginning of period	$20.10
Net investment income (1)	0.27
Net realized gains (losses) (1) (9)	0.03
Net change in unrealized appreciation (depreciation) (1) (2) (10)	0.03
Net increase in net assets from operations (1) (11) (12)	0.33
Stockholder distributions from net investment income (3)	(0.18)

Net asset value at end of period	$20.25

Net assets at end of period	$504,464,144
Shares outstanding at end of period	24,908,834.81
Total return based on net asset value (4)	1.64%
Ratios:
Ratio of net investment income to average net assets (5) (8)	2.60%
Ratio of total expenses to average net assets (5) (8)	1.93%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (8)	0.27%
Ratio of expenses (without incentive fees) to average net assets (5) (8)	1.86%
Ratio of incentive fees to average net assets (5) (7)	0.07%
Average debt outstanding	$6,968,367
Portfolio turnover (6)	7.77%
Total committed capital, end of period	$1,255,119,125
Ratio of total contributed capital to total committed capital, end of period	40.04%
Year of formation	2015

(1)                                  The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2017.

(2)                                  Net unrealized appreciation on investments per share may not be consistent with the statement of operations due to the timing of shareholder transactions.

(3)                                  The per share data for distributions reflects the actual amount of distributions declared during the period.

(4)                                  Total return based on net asset value is calculated as the change in net asset value per share during the six months ended June 30, 2017, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. Total return has not been annualized.

(5)                                  The computation of average net assets during the period is based on averaging net assets for the six months ended June 30, 2017.

(6)                                  Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the six months ended June 30, 2017.

(7)                                  Ratio is not annualized.

(8)                                  Ratio is annualized. Incentive fees included within the ratio are not annualized.

(9)                                  Net realized gains (losses) includes net realized gain on investments and net realized gain on foreign currency transactions from the statement of operations.

(10)                            Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on foreign currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.

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

None.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) was formed on October 5, 2015 as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be subject to tax on its income to the extent that it distributes substantially all of its income each taxable year and satisfies other applicable income tax requirements.

The Company is managed by BCSF Advisors, LP (the “Advisor”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”). The Company management consists of investment and administrative professionals from the Advisor and Administrator along with the board of directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

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

Portfolio and Investment Activity

During the three months ended June 30, 2017, we invested $235.7 million in 33 portfolio companies and had $14.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $221.2 million for the period.

During the six months ended June 30, 2017, we invested $325.5 million in 43 portfolio companies and had $18.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $306.9 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2017:

	As of June 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$331,732,509	80.2%	$335,659,513	80.3%	6.0%
First Lien Last Out Loan	19,041,237	4.6	19,179,407	4.6	8.0
Second Lien Senior Secured Loan	49,388,946	11.9	49,661,108	11.9	9.2
Corporate Bond	8,478,000	2.1	8,684,651	2.1	7.8
Equity Interest	4,794,177	1.2	4,794,177	1.1	N/A
Total	$413,434,869	100.0%	$417,978,856	100.0%	6.5%

(1)          Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%	6.1%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3	8.7
Total	$106,251,499	100.0%	$107,942,008	100.0%	6.3%

(1)          Based upon the par value of our debt investments

The following table presents certain selected information regarding our investment portfolio as of June 30, 2017:

As of
June 30, 2017
Number of portfolio companies	50
Percentage of debt bearing a floating rate (1)	97.7%
Percentage of debt bearing a fixed rate (1)	2.3%

(1)          Measured on a fair value basis

The following table presents certain selected information regarding our investment portfolio as of December 31, 2016:

As of
December 31, 2016
Number of portfolio companies	12
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	—%

(1)          Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2017:

	As of June 30, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$413,434,869	100.0%	$417,978,856	100.0%
Non-accrual	—	—	—	—
Total	$413,434,869	100.0%	$417,978,856	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$106,251,499	100.0%	$107,942,008	100.0%
Non-accrual	—	—	—	—
Total	$106,251,499	100.0%	$107,942,008	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents and foreign cash as of June 30, 2017:

	As of June 30, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$20,344,691	4.7%	$20,344,691	4.6%
Foreign cash	48,708	0.0	48,811	0.0
First Lien Senior Secured Loan	331,732,509	76.5	335,659,513	76.6
First Lien Last Out Loan	19,041,237	4.4	19,179,407	4.4
Second Lien Senior Secured Loan	49,388,946	11.3	49,661,108	11.3
Corporate Bond	8,478,000	2.0	8,684,651	2.0
Equity Interest	4,794,177	1.1	4,794,177	1.1
Total	$433,828,268	100.0%	$438,372,358	100.0%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash	$66,732,154	38.6%	$66,732,154	38.2%
First Lien Senior Secured Loan	98,474,248	56.9	100,067,956	57.3
Second Lien Senior Secured Loan	7,777,251	4.5	7,874,052	4.5
Total	$172,983,653	100.0%	$174,674,162	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2017 (with corresponding percentage of total portfolio investments):

	As of June 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$69,025,967	16.7%	$69,358,368	16.6%
Healthcare & Pharmaceuticals	67,782,702	16.4	67,838,030	16.2
Services: Business	64,171,503	15.5	64,380,083	15.4
Aerospace & Defense	30,858,056	7.5	30,852,487	7.4
Capital Equipment	24,963,320	6.0	25,275,015	6.0
Media: Diversified & Production	21,849,366	5.3	23,179,473	5.5
Containers, Packaging & Glass	22,318,262	5.4	22,414,830	5.4
Construction & Building	17,426,988	4.2	18,042,047	4.3
Retail	16,847,336	4.1	17,197,669	4.1
Telecommunications	14,982,676	3.6	15,365,990	3.7
Wholesale	15,049,434	3.6	15,004,480	3.6
Automotive	10,135,429	2.5	10,351,158	2.5
Utilities: Electric	8,478,000	2.1	8,684,651	2.1
Chemicals, Plastics & Rubber	7,536,344	1.8	7,851,482	1.9
Metals & Mining	6,958,796	1.7	6,956,670	1.7
Consumer goods: Non-durable	6,607,328	1.6	6,689,407	1.6
Hotel, Gaming & Leisure	4,660,562	1.1	4,754,216	1.1
Transportation: Cargo	3,782,800	0.9	3,782,800	0.9
	$413,434,869	100.0%	$417,978,856	100.0%

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

The Company has made certain investments with affiliated investment funds through intermediary entities (together, the “Intermediary Entities”).  The Company is issued a specified interest in connection with the investments made through the Intermediary Entities, such that the Company receives the rights and commitments of such investments.  These rights, and unfunded obligations, if any, are based upon the Company’s pro-rata specified interest of such investments.  A creditor having a claim that relates to a particular investment held by the Intermediary Entities may be able to satisfy such claim against all assets of such entity, without regard to the allocation of the rights between the Company and the other investors in such entity; however, the Company believes the likelihood of such an event is remote.

At June 30, 2017, investments held through specified interests in the Intermediary Entities are disclosed on the schedule of investments and in the footnotes as if the Company directly owned such investment and the specified interests are included in non-affiliated investments on the statement of assets and liabilities.  At December 31, 2016, no investments were held through specified interests in the Intermediary Entities.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2017:

	As of June 30, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	417,978,856	100.0	50	100.0
3	—	—	—	—
4	—	—	—	—
Total	$417,978,856	100.0%	50	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016:

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	107,942,008	100.0	12	100.0
3	—	—	—	—
4	—	—	—	—
Total	$107,942,008	100.0%	12	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2017 were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017
Total investment income from non-controlled, non-affiliate investments	$4,521,326	$6,763,742
Total investment income from controlled, affiliate investments	7,846	7,846
Total expenses	1,734,782	2,987,546
Net investment income	2,794,390	3,784,042
Net realized gain (loss) on non-controlled, non-affiliate investments	(87,531)	32,601
Net realized gain (loss) on forward currency exchange contracts	(220,006)	(220,006)
Net realized gain on foreign currency transactions	516,344	581,045
Net change in unrealized depreciation on foreign currency translation	(424,018)	(439,082)
Net change in unrealized depreciation on forward currency exchange contracts	(1,147,554)	(1,409,238)
Net change in unrealized appreciation on non-controlled, non-affiliate investments	2,138,706	2,853,478
Net increase in net assets resulting from operations	$3,570,331	$5,182,840

Investment Income

During the three months ended June 30, 2017, the Company’s investment income was comprised of $4.4 million of interest income, which includes $0.2 million from the accretion of discounts, as well as $0.1 million of other income.

During the six months ended June 30, 2017, the Company’s investment income was comprised of $6.7 million of interest income, which includes $0.3 million from the accretion of discounts, as well as $0.1 million of other income.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2017 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017
Interest and debt financing expenses	$202,431	$397,908
Amortization of deferred offering costs	104,998	208,843
Base management fee	582,131	848,715
Incentive fee	116,392	209,820
Professional fees	486,168	899,707
Directors fees	68,250	136,062
Other general and administrative expenses	174,412	286,491
Total expenses	$1,734,782	$2,987,546

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). As of June 30, 2017 and December 31, 2016, the Revolving Credit Facility had an outstanding balance of  $76.3 million and $59.1 million, respectively. Interest and debt financing expenses for the three and six months ended June 30, 2017 were approximately $0.2 million and $0.4 million, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.37% and 2.16% as of June 30, 2017 and December 31, 2016, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Forward Currency Exchange Contracts

For the three months ended June 30, 2017, we had $2.1 million in net unrealized appreciation on 71 investments in 50 portfolio companies. Unrealized appreciation for the three months ended June 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. For the six months ended June 30, 2017, we had $2.9 million in net unrealized appreciation on 71 investments in 50 portfolio companies. Unrealized appreciation for the six months ended June 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments.

During the six months ended June 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three and six months ended June 30, 2017, we had $1.1 million and $1.4 million, respectively, in unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the unrealized appreciation on our investments due to foreign currency fluctuations.

Net Realized Gain (Loss) on Investments

During the three and six months ended June 30, 2017, we had sales and principal repayments of $14.5 million and $18.6 million, respectively, resulting in ($0.09) million and $0.03 million, respectively, of net realized gains (losses).

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2017, the net increase in net assets resulting from operations was $3.6 million and $5.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2017, our per share net increase in net assets resulting from operations was $0.21 and $0.37 respectively.

Cash Flows

For the six months ended June 30, 2017, cash, foreign cash and cash equivalents decreased by $46.3 million. During the same period, we used $289.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the six months ended June 30, 2017, we generated $243.1 million from financing activities, primarily from issuance of common stock and net borrowings on our Revolving Credit Facility.

Financial Condition, Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, we had $20.4 million and $66.7 million in cash, foreign cash and cash equivalents on hand, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand, combined with our uncalled capital commitments of $752.6 million and $73.7 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

The Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of June 30, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from BCSF Advisors, LP. As of June 30, 2017, we had received capital contributions to the Company totaling $502.6 million, of which $4.8 million was from BCSF Advisors, LP. As of December 31, 2016, we had received capital contributions totaling $109.8 million, of which $2.7 million was from BCSF Advisors, LP.

During the six months ended June 30, 2017, the Company received additional capital commitments to the Company of $708.7 million.  Pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 19,412,229 of our common shares for an aggregate offering of $392.7 million. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

On June 26, 2017, the Company delivered a capital drawdown notice to its investors due on July 11, 2017 relating to the sale of 8,131,000.10 shares of the Company’s common stock for an aggregated offering price of $165.2 million.  At June 30, 2017, the capital drawdown is included in capital contributions receivable on the statements of assets and liabilities.  The outstanding capital contribution receivable was received by the Company subsequent to June 30, 2017.  As of December 31, 2016, the Company received all amounts relating to the capital drawdown notices. During the six months ended June 30, 2017, we issued 5,660.11 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with SMBC. The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of June 30, 2017 and December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and unfunded capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 140 basis points per annum. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

For the three and six months ended June 30, 2017, the components of interest expense were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017
Borrowing interest expense	$39,195	$72,653
Unused facility fee	72,005	143,796
Amortization of deferred financing costs and upfront commitment fees	91,231	181,459
Total interest and debt financing expenses	$202,431	$397,908

As of June 30, 2017, we had $76.3 outstanding borrowings under the Revolving Credit Facility, of which $19.3 million was denominated in Pounds Sterling,  and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility.

We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2017, our asset coverage ratio was 7.61 to 1. As of December 31, 2016, our asset coverage ratio was 2.87 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We intend to elect to be subject to tax, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which did not incur any U.S. federal income tax.

We intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain all or a portion of our net capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to our stockholders.

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

The following table summarizes distributions declared during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 11, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
Total distributions declared			$0.18	$3,914,024

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had unfunded capital commitments related to Subscription Agreements of $752.6 million and $436.6 million, respectively.

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

As of June 30, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CH Hold Corp. — Delayed Draw Term Loan	2/1/2024	$139,458
CST Buyer Company — Revolver	3/1/2023	897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	604,385
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,681,694
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	806,897
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	723,146
Island Medical Management Holdings, LLC — Delayed Draw Term Loan	9/1/2022	921,011
K-Mac Holdings Corp. — Revolver	2/28/2022	1,365,333
Regan Development Holdings Limited — Delayed Draw Term Loan	5/2/2022	1,041,198
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loans		$17,025,797
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC — Unfunded Commitment	6/2/2022	15,517,200
Total Other Unfunded Commitments		$15,517,200
Total		$32,542,997

(1)          Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)          Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at June 30, 2017.

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

Cash on hand combined with our uncalled capital commitments of $752.6 million and $73.7 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

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

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

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

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its financial statements and disclosures, and determined that ASU 2016-19 did not have a material impact on its financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This new guidance is effective prospectively for fiscal years beginning after December 15, 2017, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact these changes will have on the Company’s financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on the Company’s financial statements and disclosures.

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

Assuming that the statement of financial condition as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(904,121)	$(190,693)	$(713,428)
Up 100 basis points	3,769,154	762,770	3,006,384
Up 200 basis points	7,823,161	1,525,540	6,297,621
Up 300 basis points	11,877,168	2,288,310	9,588,858

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

Item 4. Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2017, we issued 5,660.11 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended June 30, 2017 was approximately $114,560. Other than the shares issued under our dividend reinvestment plan during the quarter ended June 30, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.6

Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).

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

Bain Capital Specialty Finance, Inc.

Date: August 14, 2017	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 14, 2017	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer