Form 10-Q
period 2017-09-30
Bain Capital Specialty Finance, Inc.
filed 2017-11-13
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had 24,931,841.86 shares of common stock, $0.001 par value, outstanding.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $467,907,834 and $106,251,499, respectively)	$475,372,716	$107,942,008
Controlled affiliate investments (amortized cost of $8,005,359 and $0, respectively)	8,005,359	—
Cash and cash equivalents	37,813,409	66,732,154
Foreign cash (cost of $719,766 and $0, respectively)	728,717	—
Collateral on forward currency exchange contracts	4,220,000	—
Deferred financing costs	815,059	1,088,751
Deferred offering costs	15,000	329,995
Interest receivable on investments	1,795,921	596,164
Prepaid insurance	2,078	139,875
Receivable for sales and paydowns of investments	21,402	20,415
Other assets	—	5,723
Total Assets	$528,789,661	$176,855,085

Liabilities
Revolving credit facility	$—	$59,100,000
Interest payable	71,300	17,992
Payable for investments purchased	11,024,441	6,266,467
Unrealized depreciation on forward currency exchange contracts	2,643,944	—
Base management fee payable	856,260	178,204
Incentive fee payable	703,400	253,576
Accounts payable and accrued expenses	1,358,383	478,419
Directors fees payable	—	133,806
Distributions payable	5,235,687	82,363
Total Liabilities	21,893,415	66,510,827

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 24,931,842 and 5,490,882 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	24,932	5,491
Paid in capital in excess of par value	502,659,613	109,677,129
Accumulated undistributed net investment income (loss)	(477,633)	(1,028,871)
Accumulated undistributed net realized loss	(140,774)	—
Net unrealized appreciation	4,830,108	1,690,509
Total Net Assets	506,896,246	110,344,258
Total Liabilities and Total Net assets	$528,789,661	$176,855,085

Net asset value per share	$20.33	$20.10

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$7,793,040	$—	$14,467,794	$—
Other income	—	—	88,988	—
Total investment income from non-controlled/non-affiliate investments	7,793,040	—	14,556,782	—
Investment income from controlled affiliate investments:
Interest from investments	24,060	—	31,906	—
Total investment income from controlled affiliate investments:	24,060	—	31,906	—
Total investment income	7,817,100	—	14,588,688	—

Expenses
Interest and debt financing expenses	$223,945	$—	$621,853	$—
Amortization of deferred offering costs	106,152	—	314,995	—
Base management fee	856,260	—	1,704,975	—
Incentive fee	240,003	—	449,824	—
Organizational costs	—	725,768	—	725,768
Professional fees	506,756	63,878	1,406,462	63,878
Directors fees	68,250	68,753	204,312	68,753
Other general and administrative expenses	213,822	—	500,313	—
Total expenses	2,215,188	858,399	5,202,734	858,399
Net investment income (loss)	5,601,912	(858,399)	9,385,954	(858,399)

Net realized and unrealized gains (losses)
Net realized gain on non-controlled/non-affiliate investments	48,735	—	81,336	—
Net realized loss on foreign currency transactions	(583,149)	—	(2,104)	—
Net realized loss on forward currency exchange contracts	—	—	(220,006)	—
Net change in unrealized appreciation on foreign currency translation	448,252	—	9,170	—
Net change in unrealized depreciation on forward currency exchange contracts	(1,234,706)	—	(2,643,944)	—
Net change in unrealized appreciation on non-controlled/non-affiliate investments	2,920,895	—	5,774,373	—
Total net realized and unrealized gains	1,600,027	—	2,998,825	—

Net increase (decrease) in net assets resulting from operations	$7,201,939	$(858,399)	$12,384,779	$(858,399)

Per Common Share Data
Basic and diluted net investment income per common share	$0.22	$(858.40)	$0.53	$(858.40)
Basic and diluted increase in net assets resulting from operations per common share	$0.29	$(858.40)	$0.70	$(858.40)
Basic and diluted weighted average common shares outstanding	24,921,589	1,000	17,725,983	1,000

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Operations:
Net investment income (loss)	$9,385,954	$(858,399)
Net realized loss	(140,774)	—
Net change in unrealized appreciation	3,139,599	—
Net increase (decrease) in net assets resulting from operations	12,384,779	(858,399)
Stockholder distributions:
Distributions from net investment income	(9,149,711)	—
Net decrease in net assets resulting from stockholder distributions	(9,149,711)	—
Capital share transactions:
Issuance of common stock	392,735,221	—
Reinvestment of stockholder distributions	581,699	—
Net increase in net assets resulting from capital share transactions	393,316,920	—

Total increase (decrease) in net assets	396,551,988	(858,399)
Net assets at beginning of period	110,344,258	—
Net assets at end of period	$506,896,246	$(858,399)

Net asset value per common share	$20.33	$(858.40)
Common stock outstanding at end of period	24,931,842	1,000

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,384,779	$(858,399)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(390,313,756)	—
Proceeds from principal payments and sales of investments	26,029,281	—
Net realized gain from investments	(81,336)	—
Net realized loss on foreign currency transactions	2,104	—
Net change in unrealized depreciation on forward currency exchange contracts	2,643,944	—
Net change in unrealized appreciation on investments	(5,774,373)	—
Net change in unrealized appreciation on foreign currency translation	(9,170)	—
Accretion of discounts and amortization of premiums	(538,677)	—
Amortization of deferred financing costs and upfront commitment fees	273,692	—
Amortization of deferred offering costs	314,995	—
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(4,220,000)	—
Interest receivable on investments	(1,199,757)	—
Prepaid insurance	137,797	—
Other assets	5,723	—
Interest payable	53,308	—
Base management fee payable	678,056	—
Incentive fee payable	449,824	—
Accounts payable and accrued expenses	879,964	858,399
Directors fees payable	(133,806)	—
Net cash used in operating activities	(358,417,408)	—

Cash flows from financing activities
Borrowings on revolving credit facility	94,899,918	—
Repayments on revolving credit facility	(154,563,966)	—
Proceeds from issuance of common stock	392,735,221	—
Stockholder distributions paid	(3,414,688)	—
Net cash provided by financing activities	329,656,485	—

Net decrease in cash, foreign cash and cash equivalents	(28,760,923)	—
Effect of foreign currency exchange rates	570,895	—
Cash, foreign cash and cash equivalents, beginning of period	66,732,154	—
Cash, foreign cash and cash equivalents, end of period	$38,542,126	$—

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$294,853	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$581,699	$—

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2017

(Unaudited)

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 102.6%
Investments 95.4%
Non-Controlled/Non-Affiliate Investments 93.8%
Corporate Fixed Income 1.6%
Corporate Bond 1.6%
Utilities: Electric 1.6%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$8,478,000	8,478,000	8,329,635
Total Utilities: Electric					8,478,000	8,329,635
Total Corporate Bond					8,478,000	8,329,635
Total Corporate Fixed Income					8,478,000	8,329,635

Corporate Debt 92.2%
Delayed Draw Term Loan 0.2%
Capital Equipment 0.0%
Endries International, Inc. (2) (3) (16) (19)	—	—	6/1/2023	$—	(46,687)	—
Total Capital Equipment					(46,687)	—
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC (2) (3) (16) (19)	—	—	9/28/2023	$—	(4,323)	(3,335)
Total Healthcare & Pharmaceuticals					(4,323)	(3,335)
Hotel, Gaming & Leisure 0.0%
NPC International, Inc. (2) (3) (16) (19)	—	—	4/18/2025	$—	(19,358)	(20,002)
Total Hotel, Gaming & Leisure					(19,358)	(20,002)
Media: Diversified & Production 0.2%
International Entertainment Investments Limited (3) (5) (6) (12) (19)	GBP LIBOR + 4.00%	4.25%	2/28/2022	£599,178	753,868	789,214
Total Media: Diversified & Production					753,868	789,214
Services: Business 0.0%
Sovos Compliance, LLC (3) (16) (19)	—	—	3/1/2022	$—	—	—
Total Services: Business					—	—
Total Delayed Draw Term Loan					683,500	765,877

First lien last out term loan 3.9%
Environmental Industries 3.9%
Adler & Allan Group Limited (6) (12) (18) (19)	GBP LIBOR + 7.50%	8.00%	6/30/2024	£15,141,463	19,051,907	19,880,801
Total Environmental Industries					19,051,907	19,880,801
Total First lien last out term loan					19,051,907	19,880,801

First lien senior secured loan 73.2%
Aerospace & Defense 4.0%
Anaren, Inc. (16)	L + 4.50%	5.83%	2/18/2021	$2,527,521	2,540,100	2,543,318
Novetta, LLC (16)	L + 5.00%	6.34%	10/17/2022	$3,864,126	3,777,183	3,762,693
Salient CRGT, Inc. (16) (19)	L + 5.75%	6.99%	2/28/2022	$3,787,240	3,719,186	3,815,644
StandardAero Aviation Holdings, Inc. (16)	L + 3.75%	4.99%	7/7/2022	$9,949,239	10,058,122	10,033,807
Total Aerospace & Defense					20,094,591	20,155,462
Automotive 2.0%
CST Buyer Company (16) (19)	L + 6.25%	7.75%	3/1/2023	$10,269,392	10,129,641	10,341,278
Total Automotive					10,129,641	10,341,278
Beverage, Food & Tobacco 3.8%
K-Mac Holdings Corp. (16) (19)	L + 4.75%	5.99%	12/20/2022	$14,130,000	13,936,854	14,214,780
Restaurant Technologies, Inc. (16)	L + 4.75%	6.06%	11/23/2022	$5,279,919	5,233,583	5,273,319
Total Beverage, Food & Tobacco					19,170,437	19,488,099
Capital Equipment 5.3%
Dorner Manufacturing Corp. (16) (19)	L + 5.75%	7.08%	3/15/2023	$8,309,751	8,119,786	8,318,060
DXP Enterprises, Inc. (6) (16)	L + 5.50%	6.74%	8/29/2023	$5,243,459	5,191,828	5,227,073
Endries International, Inc. (16) (19)	L + 4.75%	5.98%	6/1/2023	$6,556,711	6,463,498	6,556,711
Excelitas Technologies Corp. (16)	L + 5.00%	6.34%	11/2/2020	$4,029,177	4,049,348	4,042,607
Wilsonart LLC (16)	L + 3.25%	4.59%	12/19/2023	$2,487,500	2,508,139	2,498,383
Total Capital Equipment					26,332,599	26,642,834
Chemicals, Plastics & Rubber 1.6%
ASP Chromaflo Intermediate Holdings, Inc. (16)	L + 4.00%	5.24%	11/20/2023	$511,278	509,066	514,634
ASP Chromaflo Intermediate Holdings, Inc. (6) (16)	L + 4.00%	5.24%	11/20/2023	$664,825	661,948	669,188
Niacet b.v. (6) (16) (19)	EURIBOR + 4.50%	5.50%	2/1/2024	€3,874,930	4,142,004	4,585,013
Niacet Corporation (16) (19)	L + 4.50%	5.83%	2/1/2024	$2,228,800	2,208,712	2,234,372
Total Chemicals, Plastics & Rubber					7,521,730	8,003,207
Construction & Building 3.4%
Bolt Infrastructure Merger Sub, Inc. (16)	L + 4.00%	5.24%	6/21/2024	$2,704,225	2,691,077	2,726,197
Regan Development Holdings Limited (6) (12) (18) (19)	EURIBOR + 7.00%	7.50%	5/2/2022	€2,825,002	3,077,840	3,334,350
Regan Development Holdings Limited (6) (12) (18) (19)	EURIBOR + 7.00%	7.50%	5/2/2022	€8,574,506	9,155,788	10,120,489
Regan Development Holdings Limited (6) (12) (18) (19)	EURIBOR + 7.00%	7.50%	5/2/2022	€1,041,198	1,182,488	1,228,926
Total Capital Equipment					16,107,193	17,409,962
Consumer goods: non-durable 4.2%
FineLine Technologies, Inc. (16) (19)	L + 4.75%	6.08%	11/2/2022	$14,696,036	14,411,227	14,475,596
Kronos Acquisition Holdings Inc. (16)	L + 4.50%	5.74%	8/26/2022	$2,783,522	2,776,725	2,809,269
Melissa & Doug, LLC (16) (19)	L + 4.50%	5.83%	6/19/2024	$3,840,305	3,822,477	3,890,709
Total Consumer goods: non-durable					21,010,429	21,175,574
Containers, Packaging & Glass 4.4%
BWAY Holding Company	L + 3.25%	4.48%	4/3/2024	$9,975,000	9,945,959	10,006,172
CSP Technologies North America, LLC (16) (19)	L + 5.25%	6.58%	1/29/2022	$12,317,703	12,317,703	12,348,497
Total Containers, Packaging & Glass					22,263,662	22,354,669
Energy: Oil & Gas 2.7%
Keane Group, Inc. (6) (16) (19)	L + 7.25%	8.63%	8/18/2022	$13,828,125	13,696,455	13,828,125
Total Energy: Oil & Gas					13,696,455	13,828,125
Healthcare & Pharmaceuticals 7.9%
Drive DeVilbiss (16)	L + 5.50%	6.83%	1/3/2023	$6,757,111	6,208,247	6,301,006
Endo Luxembourg Holding Company S.a.r.l. and NIMA (6) (17)	L + 4.25%	5.50%	4/29/2024	$14,962,500	15,202,423	15,130,828
Great Expressions Dental Centers PC (16) (19)	L + 4.75%	6.00%	9/28/2023	$8,084,340	7,974,935	8,043,918
Island Medical Management Holdings, LLC (16) (19)	L + 5.50%	7.00%	9/1/2022	$10,655,883	10,498,028	10,442,766
Total Healthcare & Pharmaceuticals					39,883,633	39,918,518
High Tech Industries 14.0%
Lighthouse Network, LLC (16) (19)	L + 4.75%	5.99%	10/13/2023	$12,045,813	11,938,572	12,060,871
Netsmart Technologies, Inc. (16)	L + 4.50%	5.83%	4/19/2023	$16,207,234	16,242,772	16,379,436
Qlik Technologies (16)	L + 3.50%	4.81%	4/26/2024	$14,962,500	14,939,310	14,691,305
SolarWinds Holdings, Inc. (16)	L + 3.50%	4.74%	2/3/2023	$9,949,875	10,020,448	9,998,589
Zywave, Inc. (16) (19)	L + 5.00%	6.32%	11/17/2022	$17,773,344	17,626,339	17,773,344
Total High Tech Industries					70,767,441	70,903,545
Media: Diversified & Production 4.6%
Deluxe Entertainment Services Group Inc. (16)	L + 5.50%	6.81%	2/28/2020	$12,858,859	12,226,090	12,947,264
International Entertainment Investments Limited (6) (12) (19)	GBP LIBOR + 4.75%	5.00%	5/31/2022	£7,673,114	9,263,780	10,280,438
Total Media: Diversified & Production					21,489,870	23,227,702

Real Estate 2.1%
Spectre (Carrisbrook House) Limited (6) (16) (19)	EURIBOR + 7.50%	8.50%	8/9/2021	€9,300,000	10,633,539	10,647,486
Total Real Estate					10,633,539	10,647,486
Retail 0.3%
CH Hold Corp. (16)	L + 3.00%	4.24%	2/1/2024	$1,517,767	1,514,816	1,529,466
Total Retail					1,514,816	1,529,466
Services: Business 7.1%
Advantage Sales & Marketing Inc. (16)	L + 3.25%	4.49%	7/23/2021	$9,948,718	9,879,211	9,451,282
Camelot Finance LP (6) (16)	L + 3.50%	4.74%	10/3/2023	$7,960,000	8,031,213	7,999,179
Genuine Financial Holdings LLC (16) (19)	L + 4.75%	6.13%	1/26/2023	$9,518,355	9,412,082	9,604,020
Sovos Compliance, LLC (16) (19)	L + 6.00%	7.24%	3/1/2022	$8,709,675	8,626,295	8,622,578
Travel Leaders Group, LLC	L + 4.50%	5.81%	1/25/2024	$294,836	293,539	298,245
Total Services: Business					36,242,340	35,975,304
Telecommunications 2.8%
Masergy Holdings, Inc. (16)	L + 3.75%	5.08%	12/15/2023	$694,866	691,789	700,077
Polycom, Inc. (16)	L + 5.25%	6.48%	9/27/2023	$13,291,168	13,120,652	13,484,993
Total Telecommunications					13,812,441	14,185,070
Wholesale 3.0%
American Tire Distributors Inc (16)	L + 4.25%	5.49%	9/1/2021	$14,923,469	15,007,917	15,032,291
Total Wholesale					15,007,917	15,032,291
Total First lien senior secured loan					365,678,734	370,818,592

Revolver 0.5%
Automotive 0.0%
CST Buyer Company (2) (3) (16) (19)	—	—	3/1/2023	$—	(12,158)	6,282
Total Automotive					(12,158)	6,282
Beverage, Food & Tobacco 0.0%
K-Mac Holdings Corp. (3) (16) (19)	L + 3.50%	3.88%	2/28/2022	$202,667	202,667	212,267
Total Beverage, Food & Tobacco					202,667	212,267
Capital Equipment 0.2%
Dorner Manufacturing Corp. (3) (16) (19)	L + 5.75%	7.08%	3/15/2023	$494,497	469,385	497,794
Endries International, Inc. (3) (16) (19)	P + 3.75%	8.00%	6/1/2022	$437,808	391,780	437,808
Total Capital Equipment					861,165	935,602
Consumer goods: non-durable 0.1%
FineLine Technologies, Inc. (3) (16) (19)	P + 3.75%	8.00%	11/2/2021	$655,181	606,915	615,870
Total Consumer goods: non-durable					606,915	615,870
Healthcare & Pharmaceuticals 0.2%
Great Expressions Dental Centers PC (3) (16) (19)	L + 4.75%	6.69%	9/28/2022	$933,600	918,928	927,765
Total Healthcare & Pharmaceuticals					918,928	927,765
High Tech Industries 0.0%
Zywave, Inc. (2) (3) (16) (19)	—	—	11/17/2022	$—	(16,432)	—
Total High Tech Industries					(16,432)	—
Services: Business 0.0%
Sovos Compliance, LLC (2) (3) (16) (19)	—	—	3/1/2022	$—	(14,003)	(14,516)
Total Services: Business					(14,003)	(14,516)
Total Revolver					2,547,082	2,683,270

Second lien senior secured loan 14.4%
Aerospace & Defense 2.9%
TECT Power Holdings, LLC (16) (19)	L + 8.50%	9.74%	12/27/2021	$14,757,969	14,474,262	14,757,969
Total Aerospace & Defense					14,474,262	14,757,969
Beverage, Food & Tobacco 0.3%
Restaurant Technologies, Inc. (16) (19)	L + 8.75%	10.06%	11/23/2023	$1,693,548	1,662,852	1,685,081
Total Beverage, Food & Tobacco					1,662,852	1,685,081
Energy: Oil & Gas 2.6%
Bruin E&P Partners, LLC (16) (19)	L + 7.38%	8.70%	3/7/2023	$13,020,000	12,792,871	13,182,750
Total Energy: Oil & Gas					12,792,871	13,182,750
Healthcare & Pharmaceuticals 5.2%
TecoStar Holdings, Inc. (16) (19)	L + 8.50%	9.81%	11/1/2024	$9,471,942	9,241,979	9,471,942
U.S. Anesthesia Partners, Inc. (16) (19)	L + 7.25%	8.49%	6/23/2025	$16,520,000	16,280,734	16,520,000
Total Healthcare & Pharmaceuticals					25,522,713	25,991,942
Hotel, Gaming & Leisure 0.9%
NPC International, Inc. (16)	L + 7.50%	8.74%	4/18/2025	$4,703,667	4,681,859	4,768,342
Total Hotel, Gaming & Leisure					4,681,859	4,768,342
Media: Advertising, Printing & Publishing 1.1%
Learfield Communications LLC (16)	L + 7.25%	8.49%	12/2/2024	$5,400,000	5,350,769	5,413,500
Total Media: Advertising, Printing & Publishing					5,350,769	5,413,500
Retail 0.2%
CH Hold Corp. (16)	L + 7.25%	8.49%	2/3/2025	$1,215,470	1,209,989	1,245,856
Total Retail					1,209,989	1,245,856
Services: Business 1.0%
OPE Inmar Acquisition, Inc. (16)	L + 8.00%	9.27%	5/1/2025	$5,058,410	5,001,638	5,060,519
Total Services: Business					5,001,638	5,060,519
Telecommunications 0.2%
Masergy Holdings, Inc. (16)	L + 8.50%	9.83%	12/16/2024	$778,846	771,658	788,582
Total Telecommunications					771,658	788,582
Total Second lien senior secured loan					71,468,611	72,894,541
Total Corporate Debt					459,429,834	467,043,081
Total Non-Controlled/Non-Affiliate Investments					467,907,834	475,372,716

Controlled Affiliate Investments 1.6%
Corporate Debt 0.2%
First lien senior secured loan 0.2%
Aerospace & Defense 0.2%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (14) (19)	—	10.00%	6/2/2022	$941,502	941,502	941,502
Total Aerospace & Defense					941,502	941,502
Total First lien senior secured loan					941,502	941,502
Total Corporate Debt					941,502	941,502

Equity 1.4%
Equity Interest 1.4%
Aerospace & Defense 1.0%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (14) (15) (19)	—	—	—	$166,147	166,147	166,147
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (14) (15) (19)	—	—	—	$4,944,831	4,944,831	4,944,831
Total Aerospace & Defense					5,110,978	5,110,978
Healthcare & Pharmaceuticals 0.4%
BCC Tecomet Holdings (E), L.P. (10) (11) (13) (15) (19)	—	—	—	$1,952,879	1,952,879	1,952,879
Total Healthcare & Pharmaceuticals					1,952,879	1,952,879
Total Equity Interest					7,063,857	7,063,857
Total Equity					7,063,857	7,063,857

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (15) (19)	—	—	6/2/2022	$—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					—	—

Total Controlled Affiliate Investments					8,005,359	8,005,359
Total Investments					$475,913,193	$483,378,075
Cash Equivalents 7.2%
Goldman Sachs Financial Square Government Fund	—	0.93%	—	—	36,905,818	36,905,818
Total Cash Equivalents					36,905,818	36,905,818
Total Investments and Cash Equivalents					$512,819,011	$520,283,893

Forward Foreign Currency Exchange Contracts (8)

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
USD 16,380,814	EURO 15,080,000	Bank of New York Mellon	3/6/2018	$(1,585,689)
USD 12,118,964	EURO 10,080,000	Bank of New York Mellon	6/22/2018	30,700
USD 20,063,392	POUND STERLING 15,200,000	Citibank	6/22/2018	(459,946)
USD 9,647,586	POUND STERLING 7,635,000	Bank of New York Mellon	3/6/2018	(629,009)
				$(2,643,944)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”),  the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”) or the Prime Rate (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR or Prime and the current weighted average interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR or Prime interest rate floor.

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

(4) Percentages are based on the Company’s net assets of $506,896,246 as of September 30, 2017.

(5) Used for capital expenditures.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017, non-qualifying assets totaled 20.6% of the Company’s total assets.

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

(12) The Company holds this investment through Intermediary Entities (as defined). The investment disclosed in this consolidated schedule of investments reflects the ultimate interest in which the Company has rights, and obligations, if any.

(13) The Company holds non-controlling, non-affiliate interest in TecoStar Holdings, Inc. common stock through this investment.

(14) The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.

(15) Non-Income Producing.

(16) Loan includes interest rate floor of 1.00%.

(17) Loan includes interest rate floor of 0.75%.

(18) Loan includes interest rate floor of 0.50%.

(19) Security valued using unobservable inputs (Level 3).

See Notes to Consolidated Financial Statements.

Bain Capital Specialty Finance, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company	Industry	Asset Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value	Percentage of Net Assets (4)

FineLine Technologies, Inc.	Capital Equipment	First lien senior secured loan	L+4.75%	5.75%	11/2/2022	$14,807,089	$14,482,151	$14,659,018	13.3%
FineLine Technologies, Inc.	Capital Equipment	Revolver (3)	L+4.75%	5.68%	11/2/2021	$393,109	336,017	366,901	0.3%
				Total Capital Equipment			14,818,168	15,025,919	13.6%

ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$515,142	512,574	520,293	0.5%
ASP Chromaflo Intermediate Holdings, Inc.	Chemicals, Plastics & Rubber	First lien senior secured loan	L+4.00%	5.00%	11/20/2023	$669,849	666,510	676,550	0.6%
				Total Chemicals, Plastics, & Rubber			1,179,084	1,196,843	1.1%

Drive DeVilbiss	Healthcare & Pharmaceuticals	First lien senior secured loan	L+5.50%	6.50%	12/21/2022	$6,886,228	6,266,467	6,318,114	5.7%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	First lien senior secured loan	L+4.75%	5.75%	9/28/2023	$8,145,585	8,027,008	8,104,857	7.4%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Delayed draw term loan (2) (3)	—	—	9/28/2023	$—	(4,849)	(3,335)	0.0%
Great Expressions Dental Centers PC	Healthcare & Pharmaceuticals	Revolver (3)	P+3.75%	7.25%	9/28/2022	$166,714	149,845	160,879	0.2%
				Total Healthcare & Pharmaceuticals			14,438,471	14,580,515	13.3%

Harbortouch Payments, LLC	High Tech Industries	First lien senior secured loan	L+4.75%	5.75%	10/13/2023	$12,136,840	12,017,183	12,167,182	11.0%
Netsmart Technologies, Inc.	High Tech Industries	First lien senior secured loan	L+4.50%	5.50%	4/19/2023	$9,974,937	9,969,553	10,027,934	9.1%
Zywave, Inc.	High Tech Industries	First lien senior secured loan	L+5.00%	6.00%	11/17/2022	$17,907,651	17,730,634	17,728,575	16.1%
Zywave, Inc.	High Tech Industries	Revolver (2) (3)	—	—	11/17/2022	$—	(18,827)	(19,187)	0.0%
				Total High Tech Industries			39,698,543	39,904,504	36.2%

Deluxe Entertainment Services Group Inc.	Media: Diversified & Production	First lien senior secured loan	L+6.00%	7.00%	2/28/2020	$16,127,446	15,345,715	16,046,808	14.5%
			Total Media: Diversified & Production				15,345,715	16,046,808	14.5%

Learfield Communications LLC	Services: Business	Second lien senior secured loan	L+7.25%	8.25%	12/2/2024	$5,400,000	5,346,301	5,410,125	4.9%
Restaurant Technologies, Inc.	Services: Business	First lien senior secured loan	L+4.75%	5.75%	11/23/2022	$5,306,452	5,253,787	5,299,819	4.8%
Restaurant Technologies, Inc.	Services: Business	Second lien senior secured loan	L+8.75%	9.75%	11/23/2023	$1,693,548	1,659,838	1,685,081	1.5%
				Total Services: Business			12,259,926	12,395,025	11.2%

Masergy Holdings, Inc.	Telecommunications	First lien senior secured loan	L+4.50%	5.50%	12/15/2023	$700,117	696,644	706,024	0.6%
Masergy Holdings, Inc.	Telecommunications	Second lien senior secured loan	L+8.50%	9.50%	12/16/2024	$778,846	771,112	778,846	0.7%
Polycom, Inc.	Telecommunications	First lien senior secured loan	L+6.50%	7.50%	9/27/2023	$7,253,125	7,043,836	7,307,524	6.6%
				Total Telecommunications			8,511,592	8,792,394	7.9%

TOTAL INVESTMENTS - 97.8%							$106,251,499	$107,942,008	97.8%

(1) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”) and which reset daily, quarterly or semiannually.

For each, the Company has provided the spread over LIBOR or Prime Rate and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.

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

See Notes to Consolidated Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be subject to tax as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), effective with its taxable year ended December 31, 2016. The Company is externally managed by BCSF Advisors, LP (the “Advisor”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”).

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

There was no operating activity from January 1, 2016 to September 30, 2016, however, the Company incurred organizational costs during this period which are presented on the consolidated statements of operations. The Company completed a sale of its common stock and commenced operations on October 13, 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X.  These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiary BCSF I, LLC, which was formed on September 20, 2017, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.  BCSF I, LLC did not have any operating activity as of and for the period ended September 30, 2017.  Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”) which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2017 and December 31, 2016, no securities had been placed on non-accrual status.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, currency holdings and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net appreciation (depreciation) on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedule of investments.

Changes in net unrealized appreciation (depreciation) are recorded on the consolidated statements of operations in net change in unrealized appreciation (depreciation) on forward currency exchange contracts. Net realized gains and losses are recorded on the consolidated statements of operations in net realized gain (loss) on forward currency exchange contracts. Realized gains and losses on forward currency exchange contracts are determined using the difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered. Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation.

Organziational and Offering Costs

Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational costs are expensed as incurred and are shown in the Company’s consolidated statements of operations.

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs of the Company incurred prior to the commencement of operations have been recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations and are shown in the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually as dividends to its stockholders. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its consolidated financial statements and disclosures, and determined that ASU 2016-19 did not have and is expected not to have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This new guidance is effective prospectively for fiscal years beginning after December 15, 2017, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2017 (with corresponding percentage of total portfolio investments):

	As of September 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$369,870,176	77.7%	$375,229,243	77.6%
First Lien Last Out Loan	19,051,907	4.0	19,880,801	4.1
Second Lien Senior Secured Loan	71,449,253	15.0	72,874,539	15.1
Corporate Bond	8,478,000	1.8	8,329,635	1.7
Equity Interest	7,063,857	1.5	7,063,857	1.5
Total	$475,913,193	100.0%	$483,378,075	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2017 (with corresponding percentage of total portfolio investments):

	As of September 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$403,449,556	84.8%	$407,380,530	84.3%
United Kingdom	29,069,555	6.1	30,950,453	6.4
Ireland	24,049,655	5.0	25,331,251	5.2
Luxembourg	15,202,423	3.2	15,130,828	3.1
Netherlands	4,142,004	0.9	4,585,013	1.0
Total	$475,913,193	100.0%	$483,378,075	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2017 (with corresponding percentage of total portfolio investments):

	As of September 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$70,751,009	14.9%	$70,903,545	14.7%
Healthcare & Pharmaceuticals	68,273,830	14.3	68,787,769	14.2
Services: Business	41,229,975	8.7	41,021,307	8.5
Aerospace & Defense	40,621,333	8.5	40,965,911	8.5
Capital Equipment	27,147,077	5.7	27,578,436	5.7
Energy: Oil & Gas	26,489,326	5.6	27,010,875	5.6
Media: Diversified & Production	22,243,738	4.7	24,016,916	5.0
Containers, Packaging & Glass	22,263,662	4.7	22,354,669	4.6
Consumer goods: non-durable	21,617,344	4.5	21,791,444	4.5
Beverage, Food & Tobacco	21,035,956	4.4	21,385,447	4.4
Environmental Industries	19,051,907	4.0	19,880,801	4.1
Construction & Building	16,107,193	3.4	17,409,962	3.6
Wholesale	15,007,917	3.1	15,032,291	3.1
Telecommunications	14,584,099	3.1	14,973,652	3.1
Real Estate	10,633,539	2.2	10,647,486	2.2
Automotive	10,117,483	2.1	10,347,560	2.1
Utilities: Electric	8,478,000	1.8	8,329,635	1.7
Chemicals, Plastics & Rubber	7,521,730	1.6	8,003,207	1.7
Media: Advertising, Printing & Publishing	5,350,769	1.1	5,413,500	1.1
Hotel, Gaming & Leisure	4,662,501	1.0	4,748,340	1.0
Retail	2,724,805	0.6	2,775,322	0.6
	$475,913,193	100.0%	$483,378,075	100.0%

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

At September 30, 2017, investments held through specified interests in the Intermediary Entities are disclosed on the consolidated schedule of investments and in the footnotes as if the Company directly owned such investment and the specified interests are included in non-controlled/non-affiliate investments on the consolidated statements of assets and liabilities. At December 31, 2016, no investments were held through specified interests in the Intermediary Entities.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of September 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$174,050,621	$201,178,622	$375,229,243
First Lien Last Out Loan	—	—	19,880,801	19,880,801
Second Lien Senior Secured Loan	—	17,276,799	55,597,740	72,874,539
Corporate Bond	—	8,329,635	—	8,329,635
Equity Interest	—	—	7,063,857	7,063,857
Total Investments	$—	$199,657,055	$283,721,020	$483,378,075

Cash equivalents	$36,905,818	$—	$—	$36,905,818
Forward currency exchange contracts (liability)	$—	$(2,643,944)	$—	$(2,643,944)

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$67,332,649	$32,735,307	$100,067,956
Second Lien Senior Secured Loan	—	7,874,052	—	7,874,052
Total Investments	$—	$75,206,701	$32,735,307	$107,942,008

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2017:

	First Lien Senior Secured Loan	First Lien Last Out Loan	Second Lien Senior Secured Loan	Equity Interest	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$—	$—	$32,735,307
Purchases of investments and other adjustments to cost	147,030,155	19,040,991	52,742,302	7,063,857	225,877,305
Net accretion of discounts (amortization of premiums)	248,403	10,916	31,200	—	290,519
Proceeds from principal repayments and sales of investments	(3,464,688)	—	—	—	(3,464,688)
Net change in unrealized appreciation on investments	4,184,224	828,894	1,139,157	—	6,152,275
Net realized gains on investments	15,638	—	—	—	15,638
Transfers from Level 3	—	—	—	—	—
Transfers to Level 3	20,429,583	—	1,685,081	—	22,114,664
Balance as of September 30, 2017	$201,178,622	$19,880,801	$55,597,740	$7,063,857	$283,721,020

Change in unrealized appreciation attributable to investments still held at September 30, 2017	$4,184,224	$828,894	$1,139,157	$—	$6,152,275

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2017, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

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

	As of September 30, 2017
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loan	$133,078,118	Discounted Cash Flows	Comparative Yields	3.5%-8.6% (7.3%)
First Lien Last Out Loan	19,880,801	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Second Lien Senior Secured Loan	40,749,911	Discounted Cash Flows	Comparative Yields	8.7%-10.0% (9.4%)
Equity Interest	1,952,879	Discounted Cash Flows	Comparative Yields	9.7%-9.7% (9.7%)
Total investments	$195,661,709

(1)             Included within the Level 3 assets of $283,721,020 is an amount of $88,059,311 in which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

As of December 31, 2016, the valuation of Level 3 assets was based on recent transactions, and as such, the Advisor did not develop any unobservable inputs.

The Company used the discounted cash flows approach to determine the fair value of certain Level 3 assets as of September 30, 2017. The significant unobservable input used in the discounted cash flows approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value.

The fair value of the Company’s Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its carrying value.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company has agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations. During the period from October 5, 2015 (date of inception) to October 13, 2016, $0.5 million of the Company’s expenses were paid by a related party of the Advisor and were reimbursed by the Company after the commencement of operations. There were no payables and $0.2 million payable to the Advisor to repay initial organizational costs included in “Accounts payable and accrued expenses” on the consolidated statements of assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

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

For the three and nine months ended September 30, 2017, Base Management Fee charged amounted to $0.9 million and $1.7 million, respectively. As of September 30, 2017 and December 31, 2016, $0.9 million and $0.2 million remained payable, respectively.

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

There was no income incentive fee payable to the Advisor under the Investment Advisory Agreement as of September 30, 2017 and December 31, 2016.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of September 30, 2017 and December 31, 2016.

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

For the three and nine months ended September 30, 2017, the Company incurred $0.2 million and $0.4 million, respectively, of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations.  As of September 30, 2017 and December 31, 2016, there was $0.7 million and $0.3 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Co-investments

We may invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC on August 23, 2016 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

The Advisor has made commitments of $10.8 million and $10.7 million to the Company as of September 30, 2017 and December 31, 2016, respectively, of which $4.8 million and $2.7 million have been called by the Company as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Advisor held 241,504.73 and 133,355.50 shares of the Company, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million and $497.1 million as of September 30, 2017 and December 31, 2016, respectively, of which $222.1 million and $99.4 million, respectively, has been called by the Company as of September 30, 2017 and December 31, 2016, respectively. These investors held 11,067,142.81 and 4,971,069.30 shares of the Company at September 30, 2017 and December 31, 2016, respectively.

Note 6. Borrowings

On December 22, 2016, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of September 30, 2017 and December 31, 2016, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and unfunded capital contributions to the Company.

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

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. The unamortized balance of deferred financing costs were $0.8 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2017, the Company did not have any outstanding borrowings. As of December 31, 2016, the Company’s asset coverage ratio was 2.87 to 1.

The Company’s outstanding borrowings as of September 30, 2017 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$—	$—

The Company’s outstanding borrowings as of December 31, 2016 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$59,100,000	$59,100,000

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. There was no outstanding debt denominated in foreign currencies as of September 30, 2017 and December 31, 2016.

The summary information regarding the Revolving Credit Facility for the three and nine months ended September 30, 2017 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017
Borrowing interest expense	$60,412	$133,065
Unused facility fee	71,300	215,096
Amortization of deferred financing costs and upfront commitment fees	92,233	273,692
Total interest and debt financing expenses	$223,945	$621,853

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.27% and  2.25%, respectively, for the three and nine months ended September 30, 2017.

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The Company did not hold any derivatives as of, or for the year ended, December 31, 2016. The fair value of derivative contracts open as of September 30, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $4.2 million with the counterparties on foreign currency exchange contracts at September 30, 2017. The Company did not post or receive collateral related to foreign currency exchange contracts at December 31, 2016. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $44.3 million and $25.6 million, respectively.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk - the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

The Company presents forward currency exchange contracts on a net basis by counterparty on the consolidated statements of assets and liabilities. The Company has elected not to offset assets and liabilities in the consolidated statements of assets and liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other arrangement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2017. The Company did not have any offsetting assets and liabilities as of December 31, 2016.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(2,183,998)	$(2,183,998)	$2,183,998	$—
Citibank	Unrealized depreciation on forward currency contracts	—	(459,946)	(459,946)	459,946	—

(1)     Amount excludes excess cash collateral paid.

(2)     Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three and nine months ended September 30, 2017 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017
Net realized loss on forward currency exchange contracts	$—	$(220,006)
Net change in unrealized depreciation on forward currency exchange contracts	(1,234,706)	(2,643,944)
Total net realized and unrealized losses on forward currency exchange contracts	$(1,234,706)	$(2,863,950)

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
Total distributions declared			$0.39	$9,149,711

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Since October 2016, the Company has issued 24,931,841.86 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to our common stock (the “Subscription Agreement”). Each investor has made a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board. As of September 30, 2017 and December 31, 2016, aggregate commitments relating to the Private Offering were $1.3 billion and $546.4 million. The remaining unfunded capital commitments related to these Subscription Agreements totaled $752.6 million and $436.6 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, BCSF Advisors, LP contributed in aggregate $4.8 million to the Company and received 241,504.73 shares of the Company and contributed $2.7 million to the Company and received 133,355.50 shares of the Company, respectively. At September 30, 2017 and December 31, 2016, BCSF Advisors, LP owned 0.97% and 2.43%, respectively, of the outstanding common shares of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three and nine months ended September 30, 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	19,412,229.47	$392,735,246
Dividend reinvestment	23,007.05	465,874	28,730.04	581,699
Total capital drawdowns and dividend reinvestment	23,007.05	$465,874	19,440,959.51	$393,316,945

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2017, the Company had $41.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CST Buyer Company — Revolver	3/1/2023	$897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	604,385
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,840,547
FineLine Technologies, Inc. — Revolver	11/2/2021	1,965,543
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	233,400
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	553,640
K-Mac Holdings Corp. — Revolver	2/28/2022	1,397,333
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loans		$20,007,124
Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716
Total Second Lien Senior Secured Loans		$8,000,716
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		13,247,520
Total Other Unfunded Commitments		$13,247,520
Total		$41,255,360

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at September 30, 2017.

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

As of September 30, 2017, the Company had no accrued and unpaid compensation to members of the Board. As of December 31, 2016, the Company had accrued and unpaid compensation to members of the Board of $0.1 million.

Note 12. Earnings (Loss) Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2017 and December 31, 2016, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and diluted	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$7,201,939	$(858,399)	$12,384,779	$(858,399)
Weighted average common shares outstanding	24,921,589	1,000	17,725,983	1,000
Earnings (loss) per common share	$0.29	$(858.40)	$0.70	$(858.40)

Note 13. Financial Highlights

As the Advisor was the sole investor at September 30, 2016, presentation of financial highlights as of and for the period from January 1, 2016, to September 30, 2016, is not required.

The following is a schedule of financial highlights for the nine months ended September 30, 2017:

September 30, 2017
Per share data:
Net asset value at beginning of period	$20.10
Net investment income (1)	0.53
Net realized gains (losses) (1) (9)	(0.01)
Net change in unrealized appreciation (depreciation) (1) (2) (10)	0.10
Net increase in net assets resulting from operations (1) (11) (12)	0.62
Stockholder distributions from net investment income (3)	(0.39)

Net asset value at end of period	$20.33

Net assets at end of period	$506,896,246
Shares outstanding at end of period	24,931,841.86
Total return based on net asset value (4)	3.10%
Ratios:
Ratio of net investment income to average net assets (5) (8)	3.43%
Ratio of total expenses to average net assets (5) (8)	1.84%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (8)	0.22%
Ratio of expenses (without incentive fees) to average net assets (5) (8)	1.72%
Ratio of incentive fees to average net assets (5) (7)	0.12%
Average debt outstanding	$8,187,767
Portfolio turnover (6)	8.65%
Total committed capital, end of period	$1,255,119,125
Ratio of total contributed capital to total committed capital, end of period	40.04%
Year of formation	2015

(1)                                     The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2017.

(2)                                     Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.

(3)                                     The per share data for distributions reflects the actual amount of distributions declared during the period.

(4)                                     Total return based on net asset value is calculated as the change in net asset value per share during the nine months ended September 30, 2017, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. Total return has not been annualized.

(5)                                     The computation of average net assets during the period is based on averaging net assets for the nine months ended September 30, 2017.

(6)                                     Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the nine months ended September 30, 2017.

(7)                                     Ratio is not annualized.

(8)                                     Ratio is annualized. Incentive fees included within the ratio are not annualized.

(9)                                     Net realized gains (losses) includes net realized gain on investments, net realized loss on forward currency exchange contracts and net realized loss on foreign currency transactions.

(10)                                Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation on investments, net change in unrealized depreciation on forward currency exchange contracts and net change in unrealized appreciation on foreign currency translation.

(11)                                The sum of quarterly per share amounts may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.

(12)                                Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to rounding.

Note 14. Subsequent Events

On October 4, 2017, Bain Capital Specialty Finance, Inc. (the “Company”) entered into a revolving credit agreement (the “BCSF Revolving Credit Agreement”) with the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent (“Goldman Sachs”), and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (“U.S. Bank”). The BCSF Revolving Credit Agreement is effective as of October 4, 2017.

The facility amount under the BCSF Revolving Credit Agreement is $500.0 million, which may be increased to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Agreement.

The maturity date is the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

The BCSF Revolving Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

BCSF I, LLC is a wholly owned subsidiary of the Company.  BCSF I, LLC has entered into an investment management agreement as of October 4, 2017, with the Company, pursuant to which the Company manages the BCSF I, LLC investment program and related activities.  All intercompany transactions between BCSF I, LLC and the Company are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) was formed on October 5, 2015 as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be subject to tax on its income to the extent that it distributes substantially all of its income each taxable year and satisfies other applicable income tax requirements.

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

Investments

We expect that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. During the quarter ended September 30, 2017, the Company’s investment pace was slower than the target. However, the Advisor currently believes that, as the Company continues to ramp up its portfolio, the investment pace will increase towards the target rate over time.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Market Overview

With respect to returns, while loan spreads have tightened in the past few quarters, yields have remained relatively stable due to upward movement in LIBOR rates. During recent quarters, the Advisor has also noted stable all-in-yields. In addition, as we move later in the credit cycle, the Advisor has observed that sponsors and companies are more frequently utilizing EBITDA add-backs to demonstrate run-rate profitability. In an environment where the Advisor believes corporate profits are nearing cyclical peaks, the Advisor is increasingly skeptical of these add-backs and always incorporates such add-backs into its loan underwriting process. Despite the aforementioned headwinds, the Advisor continues to believe the investment set broadly provides attractive risk/return investment opportunities for the Company although caution is warranted.

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

Our investment portfolio consists of floating rate loans. As of September 30, 2017, 98.1% of our investments based on fair value bear interest at a floating rate, subject to interest rate floors. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Portfolio and Investment Activity

During the three months ended September 30, 2017, we invested $69.4 million in 19 portfolio companies and had $7.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $62.0 million for the period.

During the nine months ended September 30, 2017, we invested $394.9 million in 50 portfolio companies and had $26.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $368.9 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2017:

	As of September 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$369,870,176	77.7%	$375,229,243	77.6%	6.1%
First Lien Last Out Loan	19,051,907	4.0	19,880,801	4.1	8.0
Second Lien Senior Secured Loan	71,449,253	15.0	72,874,539	15.1	9.1
Corporate Bond	8,478,000	1.8	8,329,635	1.7	7.8
Equity Interest	7,063,857	1.5	7,063,857	1.5	N/A
Total	$475,913,193	100.0%	$483,378,075	100.0%	6.6%

(1)             Based upon the par value of our debt investments

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield (1)
First Lien Senior Secured Loan	$98,474,248	92.7%	$100,067,956	92.7%	6.1%
Second Lien Senior Secured Loan	7,777,251	7.3	7,874,052	7.3	8.7
Total	$106,251,499	100.0%	$107,942,008	100.0%	6.3%

(1)             Based upon the par value of our debt investments

The following table presents certain selected information regarding our investment portfolio as of September 30, 2017:

As of
September 30, 2017
Number of portfolio companies	56
Percentage of debt bearing a floating rate (1)	98.1%
Percentage of debt bearing a fixed rate (1)	1.9%

(1)             Measured on a fair value basis

The following table presents certain selected information regarding our investment portfolio as of December 31, 2016:

As of
December 31, 2016
Number of portfolio companies	12
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	—%

(1)             Measured on a fair value basis

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2017:

	As of September 30, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$475,913,193	100.0%	$483,378,075	100.0%
Non-accrual	—	—	—	—
Total	$475,913,193	100.0%	$483,378,075	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$106,251,499	100.0%	$107,942,008	100.0%
Non-accrual	—	—	—	—
Total	$106,251,499	100.0%	$107,942,008	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents and foreign cash as of September 30, 2017:

	As of September 30, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$37,813,409	7.4%	$37,813,409	7.2%
Foreign cash	719,766	0.1	728,717	0.1
First Lien Senior Secured Loan	369,870,176	71.9	375,229,243	71.9
First Lien Last Out Loan	19,051,907	3.7	19,880,801	3.8
Second Lien Senior Secured Loan	71,449,253	13.9	72,874,539	14.0
Corporate Bond	8,478,000	1.6	8,329,635	1.6
Equity Interest	7,063,857	1.4	7,063,857	1.4
Total	$514,446,368	100.0%	$521,920,201	100.0%

The following table shows the amortized cost and fair value of the investment portfolio and cash as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash	$66,732,154	38.6%	$66,732,154	38.2%
First Lien Senior Secured Loan	98,474,248	56.9	100,067,956	57.3
Second Lien Senior Secured Loan	7,777,251	4.5	7,874,052	4.5
Total	$172,983,653	100.0%	$174,674,162	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2017 (with corresponding percentage of total portfolio investments):

	As of September 30, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$70,751,009	14.9%	$70,903,545	14.7%
Healthcare & Pharmaceuticals	68,273,830	14.3	68,787,769	14.2
Services: Business	41,229,975	8.7	41,021,307	8.5
Aerospace & Defense	40,621,333	8.5	40,965,911	8.5
Capital Equipment	27,147,077	5.7	27,578,436	5.7
Energy: Oil & Gas	26,489,326	5.6	27,010,875	5.6
Media: Diversified & Production	22,243,738	4.7	24,016,916	5.0
Containers, Packaging & Glass	22,263,662	4.7	22,354,669	4.6
Consumer goods: non-durable	21,617,344	4.5	21,791,444	4.5
Beverage, Food & Tobacco	21,035,956	4.4	21,385,447	4.4
Environmental Industries	19,051,907	4.0	19,880,801	4.1
Construction & Building	16,107,193	3.4	17,409,962	3.6
Wholesale	15,007,917	3.1	15,032,291	3.1
Telecommunications	14,584,099	3.1	14,973,652	3.1
Real Estate	10,633,539	2.2	10,647,486	2.2
Automotive	10,117,483	2.1	10,347,560	2.1
Utilities: Electric	8,478,000	1.8	8,329,635	1.7
Chemicals, Plastics & Rubber	7,521,730	1.6	8,003,207	1.7
Media: Advertising, Printing & Publishing	5,350,769	1.1	5,413,500	1.1
Hotel, Gaming & Leisure	4,662,501	1.0	4,748,340	1.0
Retail	2,724,805	0.6	2,775,322	0.6
	$475,913,193	100.0%	$483,378,075	100.0%

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

At September 30, 2017, investments held through specified interests in the Intermediary Entities are disclosed on the consolidated schedule of investments and in the footnotes as if the Company directly owned such investment and the specified interests are included in non-controlled/non-affiliate investments on the consolidated statements of assets and liabilities. At December 31, 2016, no investments were held through specified interests in the Intermediary Entities.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2017:

	As of September 30, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	483,378,075	100.0	56	100.0
3	—	—	—	—
4	—	—	—	—
Total	$483,378,075	100.0%	56	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016:

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	107,942,008	100.0	12	100.0
3	—	—	—	—
4	—	—	—	—
Total	$107,942,008	100.0%	12	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2017 were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017
Total investment income from non-controlled/non-affiliate investments	$7,793,040	$14,556,782
Total investment income from controlled affiliate investments	24,060	31,906
Total expenses	2,215,188	5,202,734
Net investment income	5,601,912	9,385,954
Net realized gain on non-controlled/non-affiliate investments	48,735	81,336
Net realized loss on foreign currency transactions	(583,149)	(2,104)
Net realized loss on forward currency exchange contracts	—	(220,006)
Net change in unrealized appreciation on foreign currency translation	448,252	9,170
Net change in unrealized depreciation on forward currency exchange contracts	(1,234,706)	(2,643,944)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	2,920,895	5,774,373
Net increase in net assets resulting from operations	$7,201,939	$12,384,779

Operating results for the three and nine months ended September 30, 2016 were as follows:

	For the Three Months Ended	For the Nine Months Ended
September 30, 2016
Total investment income from non-controlled/non-affiliate investments	$—	$—
Total investment income from controlled affiliate investments	—	—
Total expenses	858,399	858,399
Net investment loss	(858,399)	(858,399)
Net realized gain on non-controlled/non-affiliate investments	—	—
Net realized loss on foreign currency transactions	—	—
Net realized loss on forward currency exchange contracts	—	—
Net change in unrealized appreciation on foreign currency translation	—	—
Net change in unrealized depreciation on forward currency exchange contracts	—	—
Net change in unrealized appreciation on non-controlled/non-affiliate investments	—	—
Net decrease in net assets resulting from operations	$(858,399)	$(858,399)

Investment Income

During the three months ended September 30, 2017, the Company’s investment income was comprised of $7.8 million of interest income, which includes $0.2 million from the accretion of discounts.

During the nine months ended September 30, 2017, the Company’s investment income was comprised of $14.6 million of interest income, which includes $0.5 million from the accretion of discounts, as well as $0.1 million of other income.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2017 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017
Interest and debt financing expenses	$223,945	$621,853
Amortization of deferred offering costs	106,152	314,995
Base management fee	856,260	1,704,975
Incentive fee	240,003	449,824
Organizational costs	—	—
Professional fees	506,756	1,406,462
Directors fees	68,250	204,312
Other general and administrative expenses	213,822	500,313
Total expenses	$2,215,188	$5,202,734

The composition of our operating expenses for the three and nine months ended September 30, 2016 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016
Interest and debt financing expenses	$—	$—
Amortization of deferred offering costs	—	—
Base management fee	—	—
Incentive fee	—	—
Organizational costs	725,768	725,768
Professional fees	63,878	63,878
Directors fees	68,753	68,753
Other general and administrative expenses	—	—
Total expenses	$858,399	$858,399

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”). As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2016, the Revolving Credit Facility had an outstanding balance of $59.1 million. Interest and debt financing expenses for the three and nine months ended September 30, 2017 were approximately $0.2 million and $0.6 million, respectively. There was no debt outstanding as of September 30, 2017.  The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.16% as of December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Forward Currency Exchange Contracts

For the three months ended September 30, 2017, we had $2.9 million in net unrealized appreciation on 76 investments in 56 portfolio companies. Unrealized appreciation for the three months ended September 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. For the nine months ended September 30, 2017, we had $5.8 million in net unrealized appreciation on 76 investments in 56 portfolio companies. Unrealized appreciation for the nine months ended September 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments.

During the nine months ended September 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three and nine months ended September 30, 2017, we had $1.2 million and $2.6 million, respectively, in unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the unrealized appreciation on our investments due to foreign currency fluctuations.

Net Realized Gain (Loss) on Investments

During the three and nine months ended September 30, 2017, we had sales and principal repayments of $7.4 million and $26.0 million, respectively, resulting in $0.05 million and $0.08 million, respectively, of net realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2017, the net increase in net assets resulting from operations was $7.2 million and $12.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2017, our per share net increase in net assets resulting from operations was $0.29 and $0.70, respectively.

Cash Flows

For the nine months ended September 30, 2017, cash, foreign cash and cash equivalents decreased by $28.2 million. During the same period, we used $358.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the nine months ended September 30, 2017, we generated $329.6 million from financing activities, primarily from the issuance of common stock, slightly offset by repayments on our Revolving Credit Facility.

Financial Condition, Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, we had $38.5 million and $66.7 million in cash, foreign cash and cash equivalents on hand, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand, combined with our uncalled capital commitments of $752.6 million and $150.0 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

The Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of September 30, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from BCSF Advisors, LP. As of September 30, 2017, we had received capital contributions to the Company totaling $502.6 million, of which $4.8 million was from BCSF Advisors, LP. As of December 31, 2016, we had received capital contributions totaling $109.8 million, of which $2.7 million was from BCSF Advisors, LP.

During the nine months ended September 30, 2017, the Company received additional capital commitments to the Company of $708.7 million.  Pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 19,412,229.52 of our common shares for an aggregate offering of $392.7 million. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

As of September 30, 2017 and December 31, 2016, the Company received all amounts relating to the capital drawdown notices. During the nine months ended September 30, 2017, we issued 28,730.04 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with SMBC. The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of September 30, 2017 and December 31, 2016, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and unfunded capital contributions to the Company.

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

For the three and nine months ended September 30, 2017, the components of interest expense were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017
Borrowing interest expense	$60,412	$133,065
Unused facility fee	71,300	215,096
Amortization of deferred financing costs and upfront commitment fees	92,233	273,692
Total interest and debt financing expenses	$223,945	$621,853

As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility

We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if the Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2017, the Company did not have any outstanding borrowings. As of December 31, 2016, our asset coverage ratio was 2.87 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be subject to tax as a RIC under the Code, beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we did not incur any U.S. federal income tax.

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

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends. Prior to the listing of the Company’s shares on a national securities exchange (a “Listing”), stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.  Subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.  Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements, as defined. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.  Any dividends reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid to the Advisor.

The following table summarizes distributions declared during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
Total distributions declared			$0.39	$9,149,711

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had unfunded capital commitments related to Subscription Agreements of $752.6 million and $436.6 million, respectively.

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

As of September 30, 2017, our off-balance sheet arrangements consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
CST Buyer Company — Revolver	3/1/2023	$897,478
Dorner Manufacturing Corp. — Revolver	3/15/2023	604,385
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,840,547
FineLine Technologies, Inc. — Revolver	11/2/2021	1,965,543
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	233,400
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	553,640
K-Mac Holdings Corp. — Revolver	2/28/2022	1,397,333
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Zywave, Inc. — Revolver	11/17/2022	1,279,118
Total First Lien Senior Secured Loans		$20,007,124
Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716
Total Second Lien Senior Secured Loans		$8,000,716
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		13,247,520
Total Other Unfunded Commitments		$13,247,520
Total		$41,255,360

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at September 30, 2017.

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. We have determined we meet the definition of an investment company and follows the accounting and reporting guidance in the ASC Topic 946 — Financial Services — Investment Companies. Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” which amends ASC Topic 820 to clarify the difference between a valuation approach and a valuation technique, and requires an entity to disclose when there has been a change in a valuation approach, a valuation technique or both.  This new guidance is effective prospectively for fiscal years beginning after December 15, 2016, as well as for interim periods within those fiscal years.  The Company has evaluated the impact of this new guidance on its financial statements and disclosures, and determined that ASU 2016-19 did not have and is expected not to have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This new guidance is effective prospectively for fiscal years beginning after December 15, 2017, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company does not believe these changes will have a material impact on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

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

Assuming that the statement of financial condition as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(1,103,505)	$—	$(1,103,505)
Up 100 basis points	4,543,493	—	4,543,493
Up 200 basis points	9,463,263	—	9,463,263
Up 300 basis points	14,424,774	—	14,424,774

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

Item 4. Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2017, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, we issued 23,007.05 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended September 30, 2017 was approximately $465,874. Other than the shares issued under our dividend reinvestment plan during the quarter ended September 30, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.7*

Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian.

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

Bain Capital Specialty Finance, Inc.

Date: November 13, 2017	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 13, 2017	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer