Form 10-K
period 2017-12-31
Bain Capital Specialty Finance, Inc.
filed 2018-03-16
CIK 1655050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2878769 (I.R.S. Employer Identification No.)
200 Clarendon Street, 37th Floor Boston, MA (Address of Principal Executive Office)	02116 (Zip Code)

(617) 516-2000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

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

            As of March 16, 2018, the registrant had 31,204,831.44 shares of common stock, $0.001 par value, outstanding.

    Documents Incorporated by Reference

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2017.

CERTAIN DEFINITIONS

              Except as otherwise specified in this Annual Report on Form 10-K ("Annual Report"), the terms "we," "us," "our", and the "Company" refer to Bain Capital Specialty Finance, Inc.

FORWARD-LOOKING STATEMENTS

              Statements contained in this Annual Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the "Advisor") and/or Bain Capital Credit, LP and its affiliated advisers (collectively, "Bain Capital Credit"). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes "forward-looking statements," which can be identified by the use of forward-looking terminology such as "may," "will," "should," "seek," "expect," "anticipate," "project," "estimate," "intend," "continue," "target," or "believe" or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled "Item 1A. Risk Factors" and elsewhere in this Annual Report and in our filings with the Securities Exchange Commission (the "SEC").

              Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

PART I

Item 1. Business

General

              Bain Capital Specialty Finance, Inc. (the "Company") was formed on October 5, 2015 ("Inception") as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016 ("Commencement"). The Company has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

              The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator"). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the board of directors (the "Board"). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company's investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

              Our primary focus is capitalizing on opportunities within Bain Capital Credit's Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. See "Item 1A. Risk Factors—Risks Related to Our Investments." Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

              We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

              As a BDC, we may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies. See "Item 1. Business—Regulation as a Business Development Company—Qualifying Assets."

              We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Financing Investments With Borrowed Money."

The Investment Advisor

              The Company's investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act. The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

              The Advisor has entered into a Resource Sharing Agreement (the "Resource Sharing Agreement") with Bain Capital Credit, LP ("Bain Capital Credit"), pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor's Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the investment advisory agreement (the "Investment Advisory Agreement"). Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit's investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days' notice, which if terminated may have a material adverse consequence on the Company's operations. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

About Bain Capital Credit

              Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $37.0 billion in assets under management as of December 31, 2017. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $5.3 billion in the Senior Direct Lending Strategy (as defined below) transactions since 1999 (of which approximately $1.8 billion has been invested within the 12-month period ending December 31, 2017) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

              Bain Capital Credit is a wholly-owned subsidiary of Bain Capital, LP ("Bain Capital") and the Advisor is a majority-owned subsidiary of Bain Capital Credit. As a diversified private investment firm, Bain Capital and its affiliates, including Bain Capital Credit and the Advisor, engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts, and provide investment banking, advisory, management and other services to funds and operating companies.

The Board of Directors

              Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are not "interested persons" of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our "Independent Directors." The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

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

              The Advisor, however, has agreed to waive its right to receive base management fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company's expenses) during any period prior to a Qualified IPO. A "Qualified IPO" is an initial public offering ("IPO") of the Company's common stock that results in an unaffiliated public float of at least the lower of (A) $75.0 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company.

              We will pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains—which are described in more detail below.

              The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:

(a)	100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the "Hurdle"), until the Advisor has received a "catch-up" equal to:
	(i)	15% of the pre-incentive fee net investment income for the current quarter prior to a Qualified IPO, or
	(ii)	17.5% of the pre-incentive fee net investment income for the current quarter after a Qualified IPO; and
(b)	(i)	15% of all remaining pre-incentive fee net investment income above the "catch-up" prior to a Qualified IPO, or
	(ii)	17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after a Qualified IPO.

              The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), and equals:

(a)	prior to a Qualified IPO, 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains"), or
(b)	after a Qualified IPO, 17.5% of the Cumulative Capital Gains.

              Pre-incentive fee net investment income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus our operating expenses for such quarter (including the base management fee, expenses payable under the administration agreement (the "Administration Agreement") and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount ("OID"), debt instruments with payment-in-kind ("PIK") interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Incentive Fee Structure Relating to the Advisor."

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

              Pre-incentive fee net investment income will be compared to a "Hurdle Amount" equal to the product of (i) the "hurdle rate" of 1.5% per quarter (6% annualized) and (ii) the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the fixed Hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash but including assets purchased with borrowed amounts) used to calculate the base management fee.

              Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

  •
  no income incentive fee in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the Hurdle Amount;
  •
  100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the "Pre-Qualified IPO Catch-Up Amount") determined on a quarterly basis by multiplying 1.7647% by the Company's net asset value at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

  •
  for any calendar quarter in which the Company's pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company's pre-incentive fee net investment income for the calendar quarter.

                On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

  •
  no income incentive fee in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the Hurdle Amount;
  •
  100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the "Post-Qualified IPO Catch-Up Amount") determined on a quarterly basis by multiplying 1.8182% by the Company's net asset value at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and
  •
  for any calendar quarter in which the Company's pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company's pre-incentive fee net investment income for the calendar quarter.

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

              If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company's realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

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

(investment income - (management fee + other expenses)) = 1.66%, which exceeds the hurdle rate
Incentive fee = 15% × pre-incentive fee net investment income, subject to the "catch-up" (4)
= 100% × (1.66% - 1.5%) = 0.16% of total net assets

Alternative 3 - The Company exceeds the hurdle Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.5%
Hurdle rate(1) = 1.5%
Management fee(2) = 0.1875%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.1525%
Pre-incentive fee net investment income
  (investment income - (management fee + other expenses)) = 2.16%

Incentive fee = 15% × pre-incentive fee net investment income, subject to "catch-up" (4)
= 100% × "catch-up" + (15% × (pre-incentive fee net investment income - 1.7647%))
Catch-up = 1.7647% - 1.5% = 0.2647%
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

(4)  The "catch-up" provision is intended to provide the Advisor with an Incentive Fee of approximately 15.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.7647% in any calendar quarter (7.0588% annualized).

    Example 2: Capital Gains Portion of Incentive Fee:

              Assumptions

Year 1:	$25.0 million investment made in Company A ("Investment A"), $35.0 million investment made in Company B ("Investment B") and $30.0 million investment made in Company C ("Investment C")
Year 2:	Investment A sold for $35.0 million, fair value of Investment B determined to be $30.0 million and fair value of Investment C determined to be $32.0 million
Year 3:	Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million
Year 4:	Fair value of Investment B determined to be $45.0 million

              Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:
Year 1:	None
Year 2:	$0.75 million
The portion of the Incentive Fee based on capital gains equals (A) 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive Therefore, using the assumptions above, the Incentive Fee based on capital gains equals (A) 15% × ($10.0 million-$5.0 million) minus (B) $0. Therefore, the Incentive Fee based on capital gains equals $0.75 million.
Year 3:	$1.35 million, which is calculated as follows:
The Incentive Fee based on capital gains equals (A) 15% × ($15.0 million-$1.0 million) minus (B) $0.75 million. Therefore, the Incentive Fee based on capital gains equals $1.35 million.
Year 4:	$0.15 million, which is calculated as follows:
The Incentive Fee based on capital gains equals (x) (A) 15% × ($15.0 million-$0.0 million) minus (B) $2.1 million. Therefore, the Incentive Fee based on capital gains equals $0.15 million.

              The Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

              We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See "Fees and Expenses." In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

              Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other. Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company's operations.

See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Dependence Upon Key Personnel of Bain Capital Credit and the Advisor."

              Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor's advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person's duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

              United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement will constitute a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.

Investment Decision Process

              The Advisor's investment process can be broken into five processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval, (4) Portfolio Construction and (5) Portfolio & Risk Management.

    Sourcing and Idea Generation

              The investment decision-making process begins with sourcing ideas. Bain Capital Credit's Private Credit Group interacts with over 1,500 global contacts, enabling the group to generate a large set of middle-market investment opportunities. Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit's 14 industry groups, Trading Desk and Restructuring team, each with its own sets of contacts. Of these contacts (with many of which a traditional middle-

market fund would not typically have relationships), approximately 400 are private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Over the last 12 months as of December 31, 2017, Bain Capital Credit's Private Credit Group considered approximately 665 global investment opportunities.

    Investment Diligence & Recommendation

              The Advisor utilizes Bain Capital Credit's bottom-up approach to investing and it starts with the due diligence performed by its Private Credit Group. They work with the close support of Bain Capital Credit's 14 industry groups. This diligence process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit's own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor (where applicable) in order to ask more detailed questions and to better understand the sponsor's view of the business and plans for it going forward. The team's diligence work is summarized in investment memos and accompanying credit packs. Work product also includes full models and covenant analysis. Once an investment is deemed worthy of serious consideration, it generally must be presented to the Advisor's Credit Committee. The Advisor's Credit Committee is comprised of at least three experienced credit professionals.

    Portfolio Construction

              Portfolio construction is largely the responsibility of the portfolio managers (the "Portfolio Managers"). While the decision to buy generally requires approval from the Credit Committee, the decision to sell securities is at the sole discretion of the Portfolio Managers. The Portfolio Managers' sell decisions are based primarily on price targets, relative value and market conditions. For middle-market holdings, the path to exit an investment is often discussed at Credit Committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle-market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company's debt.

    Portfolio & Risk Management

              The Advisor utilizes Bain Capital Credit's Private Credit Group for the daily monitoring of its respective credits once an investment has been made. The Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, the Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting the Advisor's expectations, the Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. The Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.

Investment Strategy

              The Advisor, through the resources and personnel provided by Bain Capital Credit through the Resource Sharing Agreement, uses detailed business, industry and competitive analyses to make investments. In evaluating potential opportunities, Bain Capital Credit's investment professionals typically complete market analyses to assess the attractiveness of a given industry and a specific investment and monitor, on an ongoing basis, financial performance and market developments. The Advisor's approach to making investments generally involves evaluating the following business characteristics: market definition, market size and growth prospects, competitive analysis, historical financial performance, margin analysis and cost structure, quality of earnings, capital structure, access to capital markets and regulatory, risk analysis, tax and legal matters. Additionally, the Advisor places significant emphasis on the quality and track record of the controlling stockholders and management team as well as careful consideration to the underlying deal structure and documentation. When considering an investment that meets the Company's return objectives, the Advisor seeks to mitigate downside risk.

              We seek to create a broad and varied portfolio of investments across various industries as a method to manage risk and capitalize on specific sector trends, all concentrated in a small number of industries.

Investment Focus

              Our primary focus is capitalizing on senior middle-market lending opportunities. We seek to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in EBITDA. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies.

              In addition, we have invested with Antares Midco Inc. ("Antares") in a joint venture, Antares Bain Capital Complete Financing Solution LLC ("ABCS"). ABCS's principal purpose is to make investments in senior secured unitranche loans. Investment decisions of ABCS require the consent of both the Investment Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. We will also seek to collaborate with Antares to provide other senior secured loans to middle-market companies. ABCS is not a qualifying asset under Section 55 (a) of the 1940 Act.

              We may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (i.e. junk bonds). See "Item 1A. Risk Factors—Risks Related to Our Investments—Lack of Liquidity in Investments." Our investments also may include non-cash income features, including PIK interest and OID. See "Item 1A. Risk Factors—Risks Related to Our Investments—Risks Associated with OID and PIK Interest Income."

              As of December 31, 2017, our portfolio consisted of the following:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$478,807,128	58.3%	$485,319,396	58.4%
First Lien Last Out Loan	29,329,934	3.6	30,515,994	3.7
Second Lien Senior Secured Loan	115,414,976	14.1	117,467,412	14.1
Corporate Bond	8,478,000	1.0	8,138,880	1.0
Investment Vehicles(1)	178,052,288	21.7	178,409,807	21.4
Equity Interest	9,227,719	1.1	9,763,092	1.2
Preferred Equity	1,952,879	0.2	1,963,490	0.2

Total	$821,262,924	100.0%	$831,578,071	100.0%

(1)
Represents equity investment in ABCS.

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

              The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company's business plan and compliance with covenants;
•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies in the industry, if any;
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

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
•
An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company's performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•
An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company's performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—

Total	$831,578,071	100.0%	85	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016:

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	107,942,008	100.0	12	100.0
3	—	—	—	—
4	—	—	—	—

Total	$107,942,008	100.0%	12	100.0%

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

              We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Operation in a Highly Competitive Market for Investment Opportunities."

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

•
fees payable to third parties relating to making investments, including the Advisor's or its affiliates' travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•
interest expense and other costs associated with our indebtedness;

•
transfer agent and custodial fees;

•
out-of-pocket fees and expenses associated with marketing efforts;

•
federal and state registration fees and any stock exchange listing fees;

•
U.S. federal, state and local taxes;

•
independent directors' fees and expenses;

•
brokerage commissions and markups;

•
fidelity bond, directors' and officers' liability insurance and other insurance premiums;

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

              The Advisor is authorized to determine the broker to be used for each securities transaction. In selecting brokers to execute transactions, the Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. In selecting brokers, the Advisor may or may not negotiate "execution only" commission rates and thus we may be deemed to be paying for other services provided by the broker that are included in the commission rate. In negotiating commission rates, the Advisor will take into account the financial stability and reputation of the broker and the brokerage, research and other services provided to us, the Advisor and other customers of the Advisor and its affiliates by such broker, even though we may not, in any particular instance, be the direct or indirect beneficiaries of the research or other services provided and the base management fee payable to the Advisor is not reduced because it receives such services. In addition, the Advisor may direct commissions to certain brokers that on the foregoing basis may furnish other services to us, the Advisor and other customers of the Advisor and its affiliates, such as telephone lines, news and quotation equipment, electronic office equipment, account record keeping and clerical services, trading software, financial publications and economic consulting services. As a result of the brokerage practices described above, the levels of commission paid and prices paid or received by us in securities transactions may be less favorable than in securities transactions effected on a best price and execution basis.

              The Advisor has currently engaged placement agents to assist with the placement of the Company's shares, and may engage additional or different placement agents in the future. The Advisor and/or investors referred by a placement agent shall pay all compensation to the placement agents. The Company does not currently intend to pay compensation to any placement agents in connection with the Private Offering, as defined below. The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.

Capital Resources and Borrowings

              We anticipate cash to be generated from our current private offering of common shares (the "Private Offering") and other future offerings of securities (including a Qualified IPO), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

Revolving Credit Agreement

              On December 22, 2016, we entered into a revolving credit agreement (the "Revolving Credit Agreement"). The maximum commitment amount under the revolving credit facility (the "Revolving

Credit Facility") is $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of Sumitomo Mitsui Banking Corporation ("SMBC") or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to, maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2017 and December 31, 2016, we were in compliance with these covenants. The Company's obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

              Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2017, the Company was in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              BCSF I, LLC is a wholly owned subsidiary of the Company and Borrower under the BCSF Revolving Credit Facility. BCSF I, LLC has entered into an investment management agreement with the Company as of October 4, 2017, pursuant to which the Company manages the BCSF I, LLC investment program and related activities. All intercompany transactions between BCSF I, LLC and the Company are eliminated in consolidation.

Dividend Reinvestment Plan

              Prior to the listing of the Company's shares on a national securities exchange (a "Listing"), stockholders who "opt in" to the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

              Subsequent to a Listing, stockholders who do not "opt out" of the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

              Stockholders can elect to "opt in" or "opt out" of the Company's dividend reinvestment plan in their Subscription Agreements. We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then (i) prior to a Listing, stockholders who "opt in" to the Company's dividend reinvestment plan and (ii) subsequent to a Listing, stockholders who do not "opt out" of the Company's dividend reinvestment plan, will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Administration

              We do not currently have any employees. Each officer of the Company is also an employee of the Advisor or its affiliates. See "Item 10. Directors, Executive Officers and Corporate Governance."

              Our day-to-day investment operations are managed by the Advisor. Pursuant to its Resource Sharing Agreement with Bain Capital Credit, the Advisor has access to the individuals who comprise the Advisor's Credit Committee, and a team of additional experienced investment professionals who, collectively, comprise the Advisor's investment team. The Advisor may hire additional investment professionals to provide services to us, based upon its needs. See "Item 1. Business-General—Investment Advisory Agreement; Administration Agreement."

The Private Offering

              Our Initial Closing occurred on October 6, 2016 and the Company commenced operations on October 13, 2016. We have entered into separate Subscription Agreements with a number of investors for the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company's common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors' capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company's organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO and (ii) the three and a half-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. Prior to a Qualified IPO, no investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

              The Company filed an election on October 6, 2016 to be treated as a BDC under the 1940 Act. Additional closings of the Private Offering may occur from time to time as determined by the Company. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Private Offering. In the event that the Company enters into Subscription Agreements with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a "Catch-up Purchase") on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company's common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company's organizational and other expenses.

              In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the Subscription Agreements. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company.

              Except as provided above, three and a half years following the Initial Closing (the "Commitment Period"), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including base management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 10% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments.

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

              As part of certain credit facilities, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential Limits Under a Credit Facility or Any Other Future Borrowing Facility."

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

              We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company's voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

              As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

              We may be periodically examined by the SEC for compliance with the 1940 Act.

              As a BDC, we are subject to certain risks and uncertainties. See "Item 1A. Risk Factors."

Qualifying Assets

              We may invest up to 30% of our portfolio opportunistically in "non-qualifying assets", which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets," unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Monitoring Investments

              In most cases, we will not have influence over the board of directors of our portfolio companies. In some instances, the Advisor's investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with the Advisor's Credit Committee and the Board, the Advisor will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.

Temporary Investments

              Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. See "Item 1. Business — Certain U.S. Federal Income Tax Consequences—Election to be Subject to be Taxed as a RIC." Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

              We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Financing Investments With Borrowed Money."

              The 1940 Act imposes limitations on a BDC's issuance of preferred shares, which are considered "senior securities" and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

              As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Advisor have adopted codes of ethics which apply to, among others, our and the Advisor's executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Advisor's officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Advisor's personnel in securities that may be purchased or sold by us.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•
pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
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

              The Advisor intends to vote proxies or similar corporate actions in accordance with the best interests of our shareholders, taking into account such factors as it deems relevant in its sole discretion. Upon receipt of a proxy request, the Advisor's Operations department contacts a senior investment professional responsible for the issuer. The senior investment professional communicates the proxy voting decision to Operations. The hard-copy documentation is completed by Operations and sent back to the appropriate party. Operations maintains a log of all proxy voting documentation received and the status thereof.

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

              In order to guard our stockholders' non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders will generally be stored on secured servers. An individual stockholder's right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

              Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor's subscription.

Reporting Obligations

              We will furnish our stockholders with annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Stockholders and the public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

              The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the "Treasury regulations," the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, which we refer to as the "IRS" (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Annual Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

              Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as "stockholders". For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

              For purposes of this discussion, a "U.S. stockholder" is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

  •
  an individual who is a citizen or resident of the United States;
  •
  a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
  •
  a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more "United States persons" (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
  •
  an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

              For purposes of this discussion, a "Non-U.S. stockholder" is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

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

              To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute dividends to our stockholders of an amount generally at least equal to 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the "Annual Distribution Requirement").

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

              We generally are subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless we distribute dividends for U.S. federal income tax purposes in a timely manner to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). Any distribution treated as dividends for U.S. federal income tax purposes declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We will not be subject to the U.S. federal excise tax on amounts on which we incurred U.S. federal income tax (such as the tax imposed on retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and incur the applicable U.S. federal excise tax.

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
  •
  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and
  •
  diversify our holdings so that at the end of each quarter of the taxable year:
  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
  •
  no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the "Diversification Tests").

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

              Because we may use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or may cause us to be subject to the 4% nondeductible U.S. federal excise tax.

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

Failure to Qualify as a RIC

              If we failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code,

U.S. stockholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain.

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

Risks Relating to Our Business and Structure

Limited Operating History

              We began operations on October 13, 2016 and have limited operating history. There can be no assurance that the results achieved by past investments of Bain Capital Credit or the Advisor will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of an investor's investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

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

Inability to Meet Investment Objective or Investment Strategy

              The Company is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our success depends on the Advisor's ability to identify and select appropriate investment opportunities, as well as the Company's ability to acquire those investments. There can be no assurance that the Company will achieve its investment or performance objectives, including its targeted returns, or that the Advisor will be successful in identifying a sufficient number of suitable investment opportunities to fully deploy the Company's committed capital. The possibility of partial or total loss of the Company's capital exists.

Dependence Upon Key Personnel of Bain Capital Credit and the Advisor

              The success of the Company is highly dependent on the financial and managerial expertise of the Advisor, including with resources utilized from Bain Capital Credit. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by Bain Capital Credit or the Advisor could have a material adverse effect on the performance of the Company. The individuals may not necessarily continue to remain employed by Bain Capital Credit or the Advisor during the entire term of the Company. If these individuals do not maintain their existing relationships with Bain Capital Credit or the Advisor and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, investors in the Company will not have an opportunity to evaluate the relevant economic, financial or other information regarding specific investments made by the Company or the terms of any investment. In addition, individuals with whom the senior professionals of Bain Capital Credit or the Advisor have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. In addition, a number of members of the professional staff of Bain Capital Credit or the Advisor are investors in, and are actively involved in managing the investment decisions of, other funds advised by Bain Capital Credit or the Advisor. Accordingly, the members of the professional staff of Bain Capital Credit and the Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit. The Advisor may be unable to find a sufficient number of attractive opportunities to invest the Company's committed capital or meet its investment objectives. Further, there can be no assurance that what the Advisor perceives as an attractive investment opportunity will not, in fact, result in substantial losses due to one or more of a wide variety of factors.

              The employees of the Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of the Company's business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Advisor or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of the Advisor cease to be actively involved with the Company, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct the Company's business. The Board intends to evaluate the commitment and performance of the Advisor in conjunction with the annual approval of the Company's Investment Advisory Agreement and Administration Agreement.

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

No Guarantee to Replicate Historical Results Achieved by Bain Capital Credit

              Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor or by Bain Capital Credit. We have, and may in the future, consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Advisor's Credit Committee or by Bain Capital Credit. Any such investments will be subject to regulatory limitations and approvals by directors who are not "interested persons," as defined in the 1940 Act. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by members of the Advisor or by Bain Capital Credit, and we caution stockholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. There can be no assurance that the Company will be profitable in the future. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Expedited Investment Decisions

              Investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company's right of recourse against them in the event errors or omissions do occur.

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

              In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Bain Capital Credit or the Advisor has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Bain Capital Credit and its affiliates, for capital and investment opportunities. As a result, Bain Capital Credit and the Portfolio Managers who are affiliated with Bain Capital Credit will face conflicts in the allocation of investment opportunities among us and the investment funds, accounts and investment vehicles managed by Bain Capital Credit and its affiliates. Bain Capital Credit intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. If the Advisor recommends a particular level of investment for the Company, and the aggregate amount recommended by the Advisor for the Company and for other participating investment funds, accounts, and vehicles exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among the Company and other investment funds, accounts, and vehicles, subject to applicable law and regulation, will be done in accordance with the Advisor's trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Incentive Fee Structure Relating to the Advisor

              In the course of our investing activities, we will pay management and incentive fees to the Advisor. We have entered into an Investment Advisory Agreement with the Advisor that provides that these fees will be based on the value of our gross assets. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, the Advisor will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of the Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk the Advisor will make more speculative investments in an effort to receive this payment.

              The Board is charged with protecting our interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its services and compensation. While they are not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review the Advisor's services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

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

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

              We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these loans and securities in good faith as described below in "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Uncertainty as to the Value of Certain Portfolio Investments." In connection with that determination, investment professionals from Bain Capital Credit may provide the Board with valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment that constitutes at least a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. In addition, each of the interested members of the Board has an indirect pecuniary interest in the Advisor. The participation of the Advisor's investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of the Board, could result in a conflict of interest as the Advisor's management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts Related to Other Arrangements With Bain Capital Credit and the Advisor's Other Affiliates

              We have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This will create conflicts of interest that the Board will monitor. For example, we will be unable to preclude Bain Capital Credit from using the "Bain Capital" name for other funds or activities, some of whom may compete against us.

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

Limited Liability and Indemnification of the Advisor

              Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor's advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person's duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

              With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors' pricing, terms and structure. However, if we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Bain Capital Credit and the Advisor. Although Bain Capital Credit and the Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.

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

Financing Investments With Borrowed Money

              The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we intend to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of a credit facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as we expect that the base management fee payable to the Advisor will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

              As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor's and the Board's assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

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

Uncertainty as to the Value of Certain Portfolio Investments

              We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under Topic 820 of the U.S. Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"), as amended, Fair Value Measurements and Disclosures ("ASC Topic 820"). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

              We will adjust on a quarterly basis the valuation of our portfolio to reflect the Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation on investments.

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

Potential Fluctuations in our Net Asset Value ("NAV")

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

              Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of Bain Capital Credit or the Advisor to other types of investments in which Bain Capital Credit or the Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder's investment.

Shadow Banking Regulatory Changes

              There has been increasing commentary among regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of "shadow banking" (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). The Company is an entity outside the regulated banking system and certain of the activities of the Company may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, the Company and the Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render the continued operation of the Company unviable and lead to its premature termination or restructuring.

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

Potential Deterrence of Takeover Attempts

              The General Corporation Law of the State of Delaware, as amended (the "DGCL"), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Certificate of Incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. The Board has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our directors who are not "interested persons." If the Board does not adopt, or adopts but later repeals such resolution exempting business combinations, or if the Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

Potential Resignation of the Advisor and/or the Administrator

              The Advisor has the right under the Investment Advisory Agreement to resign as the Advisor at any time upon not less than 60 days' written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the administration agreement to resign at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Advisor or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor, or the Administrator, as applicable. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Small Business Investment Company License

              Principals or employees of Bain Capital Credit and/or the Advisor may apply for a license to form a Small Business Investment Company ("SBIC") for the Company. If the application is approved and the Small Business Administration ("SBA") so permits, the SBIC license will be transferred to a wholly-owned subsidiary of the Company. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure investors that the principals or employees of Bain Capital Credit and/or the Advisor will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to the Company. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Risks Related to the 1940 Act

Application of the 1940 Act

              As a BDC, we are subject to the 1940 Act. In addition, we have elected to be subject to U.S. tax as a RIC in accordance with the guidelines set forth under Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve the same results as other vehicles managed by Bain Capital Credit and/or the Advisor.

Restricted Ability to Enter Into Transactions with Affiliates

              We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider the Advisor and its affiliates, including Bain Capital Credit, to be our affiliates for such purposes. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

              We may, however, invest alongside investment funds, accounts and investment vehicles of Bain Capital Credit and the Advisor in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and the Advisor, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Bain Capital Credit's investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Bain Capital Credit's allocation policy. If the Company is prohibited by applicable law from investing alongside Bain Capital Credit's investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity. If the Advisor recommends a particular level of investment for the Company, and the aggregate amount recommended by the Advisor for the Company and for other participating investment funds, accounts, and vehicles exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among the Company and other investment funds, accounts, and vehicles, subject to applicable law and regulation, will be done in accordance with the Advisor's trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us."

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

Risks Related to a BDC

Investing a Sufficient Portion of Assets in Qualifying Assets

              As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See "Item 1. Business—Regulation as a Business Development Company—Qualifying Assets."

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

Potential Limited Ability To Invest in Public Companies

              To maintain our status as a BDC, we are not permitted to acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations Governing Our Operation as a BDC

              We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness.

              Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

              We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). The Company does not currently have authorization from its shareholders to issue common stock at a price below its then current net asset value per share and the Company does not expect to seek such approval at its 2018 annual stockholder meeting. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and stockholders may experience dilution.

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

              A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

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

General Market and Credit Risks of Debt Securities

              Debt portfolios are subject to credit and interest rate risk. "Credit risk" refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. "Interest rate risk" refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Company may not be able to manage this risk effectively, which in turn could adversely affect the Company's performance.

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

              A leveraged portfolio company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company.

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

Volatility of Loans and Debt Securities of Leveraged Companies

              Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor's return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Investments in Middle-Market Portfolio Companies

              We expect to invest our investable capital in small and/or less well-established companies. While smaller companies may have potential for rapid growth, they often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments. Generally, little public information exists about these companies, and we will rely on the ability of Bain Capital Credit's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

              In addition, we may, from time to time, possess material, non-public information, including information received due to its participation on creditors' committees, about a borrower or issuer or the Company may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.

              A portion of the Fund's investments may consist of securities that are subject to restrictions on resale by the Fund because they were acquired in a "private placement" or similar transaction or because the Fund is deemed to be an affiliate of the issuer of such securities. The Fund will be able to sell such securities only under applicable securities laws, which may permit only limited sales under specified conditions or subject the Fund to additional potential liability.

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

•
a comparison of the portfolio company's securities to publicly-traded securities;

•
the enterprise value of a portfolio company;

•
the nature and realizable value of any collateral;

•
the portfolio company's ability to make payments and its earnings and discounted cash flow;

•
the markets in which the portfolio company does business;

•
appraisals and reviews by third-party valuation firms; and

•
changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

              We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

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

Risks of Secured Loans

              While we may invest in secured loans that may be over-collateralized at the time of the investment, they may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of the Company's interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company's rights. In addition, in the event of any default under a secured loan held directly by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on the Company's cash flow from operations.

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

Mezzanine Debt and Other Junior Securities

              The mezzanine debt and other junior securities in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by the Company may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the Company. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on the Company's mezzanine or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company's mezzanine debt and other junior securities and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

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

Potential Early Redemption of Some Investments

              The terms of loans acquired or originated by the Company may be subject to early prepayment options or similar provisions which, in each case, could result in the Company realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company's improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Additionally, prepayments could negatively impact our ability to pay, or the amount of, distributions on our common stock, which could result in a decline in the market price of our shares. The Company's inability to reinvest such proceeds may materially affect the overall performance.

Limited Amortization Requirements

              We may invest in debt that has limited mandatory amortization and interim repayment requirements. A low level of amortization of any debt, over the life of the investment, may increase the risk that a portfolio company will not be able to repay or refinance the debt held by the Company when it comes due at its final stated maturity.

High Yield Debt

              We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

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

              Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by the Company; (ii) leave the Company unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay the Company from realizing the proceeds of a sale of a loan; (iv) inhibit the Company's ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent the Company from timely collecting principal and interest payments; and (vi) expose the Company to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

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

Exposure to Originated Investments

              We may originate certain of our investments with the expectation of later syndicating a portion of such investment to other affiliated funds or third parties. Prior to such syndication, or if such syndication is not successful, our exposure to the originated investment may exceed the exposure that we intended to have over the long-term or would have had had it purchased such investment in the secondary market rather than originating it.

Equity Securities

              We may in certain limited circumstances invest in equity securities. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer's capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner.

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

              A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security's governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve its investment objective.

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

Investments in Undervalued Assets

              We may seek to invest in undervalued assets. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. We may be required to hold undervalued assets for a substantial period of time with the expectation that the assets will appreciate in value, even though there is no assurance that such value appreciation will take place. Accordingly, we may be forced to sell such undervalued assets at a substantial loss. During the period pending any sale, a portion of our funds would be committed to undervalued assets, thus possibly preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such funds during this waiting period. Finally, margin calls and other events related to the Company's indebtedness could force the Company to have to sell assets at prices that are less than their fair value.

Widening Risk

              For reasons not necessarily attributable to any of the risks set forth herein, the prices of the securities and other financial assets in which the Company invests may decline substantially. In particular, purchasing assets at what may appear to be "undervalued" levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale. It is not possible to predict, or to hedge against, such "spread widening" risk.

Financially Troubled Companies

              We may invest in the obligations of companies that are financially troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. Such companies generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments, and if their financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, securities of such companies may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. Additionally, the Company may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders. We may make investments that become distressed due to factors outside the control of the Advisor. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose its entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Under these circumstances, the returns generated from the Company's investments may not compensate the Stockholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company's insolvency, payments to the Company and distributions by the Company to the Stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

              Troubled company investments require active monitoring and may, at times, require significant participation in business strategy or reorganization proceedings by the Advisor. In addition, involvement by the Advisor in a company's reorganization proceedings could result in the imposition of restrictions limiting the Company's ability to liquidate its position in the company.

Event-Driven Special Situations

Our strategies will, from time to time, involve investments in "event-driven" special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and the Company could be incorrect in its assessment of the downside risk associated with an investment, thus resulting in a significant loss. Although the Company intends to utilize appropriate risk management strategies, such strategies cannot fully insulate the Company from the risks inherent in its planned activities. Moreover, in certain situations, the Company may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

Lender Liability Considerations and Equitable Subordination

              In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed "lender liability"). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of the Company's investments, the Company could be subject to allegations of lender liability.

              In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination." Because of the nature of certain of the Company's investments, the Company could be subject to claims from creditors of an obligor that the Company's investments issued by such obligor should be equitably subordinated. A significant number of the Company's investments will involve investments in which the Company will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company's investments could arise without the direct involvement of the Company.

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

Fraudulent Conveyance and Preference Considerations

              Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company's investments, which constitute the primary assets of the Company, by virtue of the Company's role as a creditor with respect to the borrowers under such investments. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of a borrower, such as a trustee in bankruptcy or the borrower as debtor-in-possession, were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to the incurring of such indebtedness, the borrower (i) was insolvent, (ii) was engaged in a business for which the assets remaining in such borrower constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower or could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, in the event of the insolvency of an issuer of an investment, payments made on the Company's investment could be subject to avoidance as a "preference" if made within a certain period of time (which may be as long as one year) before insolvency depending on a number of factors, including the amount of equity of the borrower owned by the Company and its affiliates and any contractual arrangement between the borrower, on the one hand, and the Company and its affiliates, on the other hand. The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, a borrower would be considered insolvent at a particular time if the sum of its debts was greater than all of its assets at a fair valuation or if the then-present fair saleable value of its assets was less than the amount that would be required to pay its probable liabilities on its then-existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether a borrower was insolvent after giving effect to the incurrence of the loan or that, regardless of the method of evaluation, a court would not determine that the borrower was "insolvent" upon giving effect to such incurrence. In general, if payments on an investment are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments.

Participation on Creditors' Committees

              The Advisor may participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or the Advisor may seek to negotiate directly with the debtors with respect to restructuring issues. If the Advisor does join a creditors' committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to the Company in such proceedings. By participating on such committees, the Advisor may be deemed to have duties to other creditors represented by the committees, which might expose the Advisor to liability to such other creditors who disagree with the Advisor's actions.

              While the Advisor intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, the Advisor may trade in a portfolio company's securities while engaged in the portfolio company's restructuring activities. Such trading creates a risk of litigation and liability that may cause the Advisor and/or the Company to incur significant legal fees and potential losses.

Projections

              The Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company's future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of our investments among asset groups from that described herein; the degree to which our investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Third Party Litigation

              In addition to litigation relating to the bankruptcy process, our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company's direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

              We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, the Company's assets may not be diversified. Any such non-diversification would increase the risk of loss to the Company if there was a decline in the market value of any loan in which the Company had invested a large percentage of its assets. If a large portion of the assets of the Company is held in cash or similarly liquid form, the Company's performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a "diversified" fund. The Company may have a more concentrated or less broad and varied portfolio than an average mutual fund. While a more concentrated portfolio can have good results when a manager is correct, it can also cause a portfolio such as the Company's to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

              There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Bain Capital Credit and the Advisor's allocation policy. Any decision by us not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase its participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

              We may hold non-controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by Portfolio Companies

              A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company's ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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

              Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any.

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

              We may also enter into certain hedging and short sale transactions for the purpose of protecting the market value of an investment of the Company for a period of time without having to currently dispose of such investment. Such defensive hedge transactions may be entered into when the Company is legally restricted from selling an investment or when the Company otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of an investment. Such defensive hedging transactions may expose the Company to the counterparty's credit risk. There also can be no assurance that the Company will accurately assess the risk of a market value decline with respect to an investment or enter into an appropriate defensive hedge transaction to protect against such risk. Furthermore, the Company is in no event obligated to enter into any defensive hedge transaction. The Company may from time to time employ various investment programs, including the use of derivatives, short sales, swap transactions, currency hedging transactions, securities lending agreements and repurchase agreements. There can be no assurance that any such investment program will be undertaken successfully.

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
  •
  Even if accounting conditions are met, borrowers on such securities could still default when the Company's actual collection is expected to occur at the maturity of the obligation.
  •
  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Joint Ventures

              We have invested in a joint venture, ABC Complete Financing Solution LLC, and may invest in additional or different joint ventures in the future. Joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with the interests of the Company – for example, the third party may decline to approve an investment for the joint venture that the Company otherwise wants the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating the Company's total borrowing and related leverage ratios. If the activities of the joint venture were required to be consolidated with those of the Company because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

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

Potential Adverse Tax Consequences as a Result of Not Being Treated as a "Publicly Offered Regulated Investment Company"

              We will be treated as a "publicly offered regulated investment company" (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a distribution from us in the amount of such U.S. stockholder's allocable share of the management and incentive fees paid to the Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder's miscellaneous itemized deductions exceeds 2% of such U.S. stockholder's adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

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

              However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, "interest-related dividends") and certain net short-term capital gains (such distributions, "short-term capital gain dividends") generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to "qualified net interest income" (i.e., "qualified interest income," which generally consists of certain interest and OID on obligations "in registered form" as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

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

Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries

              To maintain RIC tax treatment under the Code, we must meet the minimum annual distribution, income source and asset diversification requirements described below. See "Item 1. Business — Certain U.S. Federal Income Tax Consequences." The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the "spillback dividend" provisions of Subchapter M of the Code. We would be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

              The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

              We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Realizing Income or Gains Prior to the Receipt of Cash Representing such Income or Gains

              For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as "passive foreign investment companies" and/or "controlled foreign corporations." The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, subject to tax currently (or on an accelerated basis with respect to corporate level events) or subject to tax at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income which we would need to consider in connection with satisfying our annual distribution requirements where we do not receive a corresponding payment in cash.

              Unrealized appreciation on derivative financial instruments, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and incur a 4% excise tax. In such case we could still rely upon the "spillback provisions" and distribute such taxable income as dividends to our stockholders in the following taxable year in order to maintain our ability to be subject to tax as a RIC.

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

              Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder's tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder's investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders' capital and will lower such stockholders' tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

Impact of Recently Enacted Federal Tax Legislation

              Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a "controlled foreign corporation" and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

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

Item 4. Mine Safety Disclosures

              Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Shareholders

              We have entered into separate subscription agreements (collectively, the "Subscription Agreements") with a number of investors for the private placement of the Company's common shares. Investors will be required to make capital contributions to purchase shares of the Company's common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors' capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company's organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO, and (ii) the three and a half-year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. Prior to a Qualified IPO, no investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

              The Initial Closing was October 6, 2016. Additional closings of the Private Offering may occur from time to time as determined by the Company. In the event that the Company enters into Subscription Agreements with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a "Catch-up Purchase") on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company's common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company's organizational and other expenses.

              At December 31, 2017, we had received capital commitments totaling $1.3 billion, $10.8 million of which was from the Advisor. Except as provided below, three and a half years following the Initial Closing (the "Commitment Period"), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including base management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 10% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments.

Holders

              As of March 16, 2018, there were approximately 3,148 holders of record of our common stock.

Distribution Policy

              To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

              The Company has elected to be treated as a RIC under the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses ("investment company taxable income"), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses ("capital gain net income"), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

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

              The following table summarizes the Company's distributions declared and payable through the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742,502

Total distributions declared			$0.70	$16,892,213

              The following table summarizes the Company's distributions declared and payable through the year ended December 31, 2016(1):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363

Total distributions declared			$0.015	$82,363

(1)
The Company was formed on October 5, 2015 and commenced operations on October 13, 2016.

Dividend Reinvestment Plan

              The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company's stockholders for those stockholders electing not to receive cash. As a result, if the Board authorizes, and the Company declares, a cash distribution, then the Company's stockholders who have "opted in" to the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash dividend and distributions.

Recent Sales of Unregistered Securities and Use of Proceeds

              Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Selected Consolidated Financial Data

              The Company commenced operations on October 13, 2016 and there was not substantial activity for the period ended December 31, 2015, as such no selected financial data for the period ended December 31, 2015 has been presented.

              The following selected consolidated financial data as of and for the years ended December 31, 2017 and December 31, 2016 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report:

	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016
Consolidated Statements of operations data:
Total investment income	$24,605,134	$868,550
Total expenses	10,395,929	1,950,084

Net investment income (loss) before taxes	14,209,205	(1,081,534)
Excise tax expense	4,882	—

Net investment income (loss) after taxes	14,204,323	(1,081,534)
Net realized and unrealized gain	5,095,619	1,690,509

Net increase in net assets resulting from operations	$19,299,942	$608,975

Per share data:
Net investment income (loss)	$0.73	$(0.90)
Net increase in net assets resulting from operations	$0.99	$0.51
Distributions declared	$0.70	$0.015
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$988,251,310	$176,855,085
Total investments, at fair value	831,578,071	107,942,008
Total liabilities	481,288,482	66,510,827
Total debt	451,000,000	59,100,000
Total net assets	506,962,828	110,344,258

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Forward-Looking Statements" appearing elsewhere in this report.

Overview

              Bain Capital Specialty Finance, Inc. (the "Company", "we", "our" and "us") was formed on October 5, 2015 as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Company will not be subject to tax on its income to the extent that it distributes substantially all of its income each taxable year and satisfies other applicable income tax requirements.

              The Company is managed by BCSF Advisors, LP (the "Advisor"), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator"). The Company management consists of investment and administrative professionals from the Advisor and Administrator along with the board of directors (the "Board"). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company's investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

              Our primary focus is capitalizing on opportunities within Bain Capital Credit's senior direct lending strategy which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). We intend to focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. Leverage is expected to be utilized to help us meet our investment objective. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

              We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

              As a BDC, we may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies.

              We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Investments

              We expect that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. During the year ended December 31, 2017, the Company's investment pace was slower than the target. However, the Advisor currently believes that, as the Company continues to ramp up its portfolio, the investment pace will increase towards the target rate over time.

              As a BDC, we may not acquire any assets other than "qualifying assets" specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in "eligible portfolio companies." Pursuant to rules adopted by the SEC, "eligible portfolio companies" include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

Revenues

              We primarily generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into or against income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

              Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2017 and December 31, 2016, 98.4% and 100.0%, respectively, of our debt investments, based on fair value, bear interest at a floating rate, subject to interest rate floors. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

              Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

              Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the "Administration Agreement") and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

•
fees payable to third parties relating to making investments, including the Advisor's or its affiliates' travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•
interest expense and other costs associated with our indebtedness;

•
transfer agent and custodial fees;

•
out-of-pocket fees and expenses associated with marketing efforts;

•
federal and state registration fees and any stock exchange listing fees;

•
U.S. federal, state and local taxes;

•
independent directors' fees and expenses;

•
brokerage commissions and markups;

•
fidelity bond, directors' and officers' liability insurance and other insurance premiums;

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

Portfolio and Investment Activity

              During the year ended December 31, 2017, we invested $789.6 million in 73 portfolio companies, including ABCS as a single portfolio company, and had $75.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $714.0 million for the year.

              During the year ended December 31, 2016, we invested $106.6 million in 12 portfolio companies and had $0.3 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $106.3 million for the year.

              The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loan (1)	$478,807,128	58.3%	$485,319,396	58.4%	6.2%
First Lien Last Out Loan (1)	29,329,934	3.6	30,515,994	3.7	7.8
Second Lien Senior Secured Loan (1)	115,414,976	14.1	117,467,412	14.1	9.4
Corporate Bond (1)	8,478,000	1.0	8,138,880	1.0	7.8
Investment Vehicles (1)(2)	178,052,288	21.7	178,409,807	21.4	13.0
Equity Interest	9,227,719	1.1	9,763,092	1.2	N/A
Preferred Equity	1,952,879	0.2	1,963,490	0.2	N/A

Total (1)	$821,262,924	100.0%	$831,578,071	100.0%	8.2%

  (1)
  Computed for debt investments based upon the annual interest rate at December 31, 2017, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at December 31, 2017. Weighted average yield for Investment Vehicles represents the weighted average levered yield of the Company's proportionate investment in ABCS at December 31, 2017. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, divided by the Company's par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.
  (2)
  Represents equity investment in ABCS.

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

  (1)
  Based upon the par value of our debt investments.

              The following table presents certain selected information regarding our investment portfolio as of December 31, 2017:

As of December 31, 2017
Number of portfolio companies(2)	85
Percentage of debt bearing a floating rate (1)	98.4%
Percentage of debt bearing a fixed rate (1)	1.6%

(1)
Measured on a fair value basis.
(2)
Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

              The following table presents certain selected information regarding our investment portfolio as of December 31, 2016:

As of December 31, 2016
Number of portfolio companies	12
Percentage of debt bearing a floating rate (1)	100.0%
Percentage of debt bearing a fixed rate (1)	—%

(1)
Measured on a fair value basis.

              The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$821,262,924	100.0%	$831,578,071	100.0%
Non-accrual	—	—	—	—

Total	$821,262,924	100.0%	$831,578,071	100.0%

              The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2016:

	As of December 31, 2016
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$106,251,499	100.0%	$107,942,008	100.0%
Non-accrual	—	—	—	—

Total	$106,251,499	100.0%	$107,942,008	100.0%

              Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

              The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents and foreign cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$139,506,289	14.5%	$139,506,289	14.4%
Foreign cash	1,383,845	0.1	1,411,855	0.1
First Lien Senior Secured Loan	478,807,128	49.8	485,319,396	49.9
First Lien Last Out Loan	29,329,934	3.0	30,515,994	3.1
Second Lien Senior Secured Loan	115,414,976	12.0	117,467,412	12.1
Corporate Bond	8,478,000	0.9	8,138,880	0.8
Investment Vehicles (1)	178,052,288	18.5	178,409,807	18.4
Equity Interest	9,227,719	1.0	9,763,092	1.0
Preferred Equity	1,952,879	0.2	1,963,490	0.2

Total	$962,153,058	100.0%	$972,496,215	100.0%

  (1)
  Represents equity investment in ABCS.

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

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$178,052,288	21.7%	$178,409,807	21.4%
High Tech Industries	105,919,464	12.9	106,185,758	12.8
Healthcare & Pharmaceuticals	68,318,089	8.3	68,687,910	8.3
Services: Business	60,000,491	7.3	60,598,544	7.3
Aerospace & Defense	44,021,059	5.4	44,898,545	5.4
Beverage, Food & Tobacco	35,301,640	4.3	35,673,127	4.3
Capital Equipment	31,499,131	3.8	32,104,902	3.9
Wholesale	27,025,660	3.3	27,187,662	3.3
Energy: Oil & Gas	26,472,225	3.2	26,957,462	3.2
Containers, Packaging & Glass	25,227,891	3.1	25,329,872	3.0
Automotive	24,194,235	3.0	24,512,807	2.9
Media: Diversified & Production	20,524,304	2.5	21,886,325	2.6
Consumer Goods: Non-Durable	20,925,794	2.6	21,241,067	2.6
Environmental Industries	19,064,227	2.3	20,256,052	2.4
Construction & Building	15,970,504	1.9	17,521,014	2.1
Consumer Goods: Durable	15,105,349	1.8	15,118,365	1.8
Media: Broadcasting & Subscription	14,927,621	1.8	15,019,941	1.8
Retail	14,389,584	1.8	14,416,081	1.7
Telecommunications	13,476,372	1.6	13,778,898	1.7
Insurance	12,192,503	1.5	12,238,811	1.5
Real Estate	10,644,272	1.3	10,863,204	1.3
Transportation: Cargo	10,508,551	1.3	10,734,350	1.3
Chemicals, Plastics & Rubber	8,441,194	1.0	8,996,750	1.1
Utilities: Electric	8,478,000	1.0	8,138,880	1.0
Media: Advertising, Printing & Publishing	5,918,148	0.7	6,020,680	0.7
Hotel, Gaming & Leisure	4,664,328	0.6	4,801,257	0.6
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0

Total	$821,262,924	100.0%	$831,578,071	100.0%

  (1)
  Represents equity investment in ABCS.

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

              The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company's business plan and compliance with covenants;

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

•
An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company's performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•
An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company's performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—

Total	$831,578,071	100.0%	85	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2016:

	As of December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	107,942,008	100.0	12	100.0
3	—	—	—	—
4	—	—	—	—

Total	$107,942,008	100.0%	12	100.0%

Antares Bain Capital Complete Financing Solution

              The Company has entered into a limited liability company agreement with Antares Midco Inc. ("Antares") to invest in ABC Complete Financing Solution LLC. ABC Complete Financing Solution LLC, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABC Complete Financing Solution LLC's principal purpose is to make investments through its wholly owned subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"), primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations.

              The Company and Antares, as members of ABCS, have agreed to contribute capital up to (subject to the terms of their agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with the Company and Antares contributing up to $425.0 million and $525.0 million, respectively. ABCS is capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions are funded after they have been approved.

              Investment decisions of ABCS require the consent of both the Investment Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Investment Advisor and Antares source investments for ABCS. The affairs of the Company are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

              On November 29, 2017, ABCS called $384.4 million from its members and used a portion of the proceeds of the capital call to purchase 100% of the equity interest in Antares Bain Capital Complete Financing Solution LLC. At the time of the purchase Antares Bain Capital Complete Financing Solution LLC held investments in 14 different borrowers.

              As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130

Total Investments	$950,000,000	$397,994,158	$552,005,842

              ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the "ABCS Facility"). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of December 31, 2017, the ABCS Facility had $592.1 million of outstanding debt under the credit facility. As of December 31, 2017, the effective rate on the ABCS Facility was 4.30% per annum.

              As of December 31, 2017, ABCS held total investments at fair value of $956.2 million. As of December 31, 2017, ABCS's portfolio was comprised of senior secured unitranche loans to 14 different borrowers. As of December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS's portfolio, followed by a portfolio listing as of December 31, 2017:

As of December 31, 2017
Total first lien senior secured loans (1)	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.1%
Largest loan to a single borrower (1)	$106,231,058
Total of five largest loans to borrowers (1)	$465,635,606
Number of borrowers in the ABCS	14
Commitments to fund delayed draw loans (3)	$25,087,777

(1)
At principal amount.
(2)
Based on par amount.
(3)
As discussed above, these commitments have been approved by ABCS.

              Below is certain summarized financial information for ABCS as of December 31, 2017 and for the period from November 29, 2017 through December 31, 2017:

Selected Balance Sheet Information

As of
December 31, 2017
Loans	$956,184,609
Cash, restricted cash and other assets	33,348,801

Total assets	$989,533,410

Debt (1)	$587,657,029
Other liabilities	3,340,372

Total liabilities	$590,997,401

Members' equity	398,536,009

Total liabilities and members' equity	$989,533,410

(1)
Net of $4.5 million deferred financing costs for the ABCS Facility, as of December 31, 2017.

Selected Statement of Operations Information

For the Period From November 29, 2017 through
December 31, 2017
Interest Income	$6,815,586
Fee income	19,172

Total revenues	$6,834,758
Credit facility expenses (1)	3,192,066
Other fees and expenses	3,100,844

Total expenses	$6,292,910

Net investment income	541,848
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—

Net increase in members' capital from operations	$541,848

(1)
As of December 31, 2017, the ABCS Facility had $592.1 million of outstanding debt under its credit facility.

Loan Origination and Structuring Fees

              ABCS is obligated to pay sourcing fees to the applicable member affiliate which sources the deal. For the period from November 29, 2017 through December 31, 2017, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments
As of December 31, 2017

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L + 6.50%	8.17%	6/30/2022	$11,294,304	$11,294,304	$11,294,304

Total Capital Equipment					11,294,304	11,294,304
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L + 6.50%	8.08%	2/1/2021	$12,191,184	12,191,184	12,191,184

Total Chemicals, Plastics & Rubber					12,191,184	12,191,184
Consumer Goods: Non-Durable
Solaray, LLC	L + 6.50%	8.07%	9/9/2023	$15,496,531	15,496,531	15,496,531

Total Consumer Goods: Non-Durable					15,496,531	15,496,531
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L + 6.50%	8.19%	12/20/2022	$6,228,599	6,228,599	6,228,599

Total Media: Advertising, Printing & Publishing					6,228,599	6,228,599
Services: Business
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$2,631,338	2,631,338	2,631,338

Total Services: Business					2,631,338	2,631,338
Transportation: Consumer
Direct Travel, Inc.	L + 6.50%	8.01%	12/1/2021	$7,654,382	7,654,382	7,654,382

Total Transportation: Consumer					7,654,382	7,654,382

Total Delayed Draw Term Loan					$55,496,338	$55,496,338

First Lien Senior Secured Loan
Banking
Tidel Engineering, L.P.	L + 6.25%	7.94%	3/1/2024	$80,924,185	80,924,185	80,924,185

Total Banking					80,924,185	80,924,185
Capital Equipment
Winchester Electronics Corporation	L + 6.50%	8.19%	6/30/2022	$75,343,060	75,272,510	75,272,510

Total Capital Equipment					75,272,510	75,272,510
Chemicals, Plastics & Rubber
AP Plastics Group, LLC (3)	L + 6.25%	7.63%	8/1/2022	$50,972,104	50,972,104	50,972,104
PRCC Holdings, Inc. (5)	L + 6.50%	8.08%	2/1/2021	$75,780,714	75,780,714	75,780,714

Total Chemicals, Plastics & Rubber					126,752,818	126,752,818

Construction & Building
Stanton Carpet Corp. (7)	L + 6.50%	8.07%	11/21/2022	$65,131,658	65,131,658	65,131,658

Total Construction & Building					65,131,658	65,131,658
Consumer Goods: Non-Durable
Solaray, LLC	L + 6.50%	8.00%	9/9/2023	$86,461,350	86,179,604	86,179,604

Total Consumer Goods: Non-Durable					86,179,604	86,179,604
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L + 6.50%	8.19%	12/20/2022	$76,608,806	76,608,806	76,608,806
Cruz Bay Publishing, Inc.	L + 5.75%	7.13%	6/6/2019	$12,170,869	12,170,869	12,170,869
Cruz Bay Publishing, Inc. (4)	L + 6.75%	8.47%	6/6/2019	$4,064,416	4,064,416	4,064,416

Total Media: Advertising, Printing & Publishing					92,844,091	92,844,091
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L + 6.75%	8.44%	6/15/2022	$35,840,087	35,840,087	35,840,087

Total Media: Diversified & Production					35,840,087	35,840,087
Retail
Batteries Plus Holding Corporation	L + 6.50%	8.32%	7/6/2022	$68,677,806	68,677,806	68,677,806

Total Retail					68,677,806	68,677,806
Services: Business
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$8,152,786	8,152,786	8,152,786
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$17,100,285	17,100,285	17,100,285
TEI Holdings Inc. (8)	L + 6.50%	8.13%	12/20/2023	$74,173,614	74,173,614	74,173,614

Total Services: Business					99,426,685	99,426,685
Transportation: Cargo
ENC Holding Corporation	L + 6.50%	8.05%	2/8/2023	$71,062,151	71,062,151	71,062,151

Total Transportation: Cargo					71,062,151	71,062,151
Transportation: Consumer
Direct Travel, Inc.	L + 6.50%	7.95%	12/1/2021	$98,576,676	98,576,676	98,576,676

Total Transportation: Consumer					98,576,676	98,576,676

Total First Lien Senior Secured Loan					$900,688,271	$900,688,271

Total Corporate Debt					$956,184,609	$956,184,609

Total Investments					$956,184,609	$956,184,609

    (1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") or the Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

    (2) Fair Value determined by the Advisor.

    (3) $128,932 of the total par amount for this security is at P + 5.25%.

    (4) $52,785 of the total par amount for this security is at P + 5.75%.

    (5) $393,462 of the total par amount for this security is at P + 5.50%.

    (6) $62,615 of the total par amount for this security is at P + 5.50%.

    (7) $163,237 of the total par amount for this security is at P + 5.50%.

    (8) $186,836 of the total par amount for this security is at P + 5.50%.

Results of Operations

              Operating results of the Company for the years ended December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2017	2016(1)
Total investment income from non-controlled/non-affiliate investments	$24,509,210	$868,550
Total investment income from controlled affiliate investments	95,924	—
Total expenses	10,395,929	1,950,084
Excise tax expense	4,882	—

Net investment income (loss) after taxes	14,204,323	(1,081,534)
Net realized gain on non-controlled/non-affiliate investments	54,404	—
Net realized gain on foreign currency transactions	115,025	—
Net realized loss on forward currency exchange contracts	(221,928)	—
Net change in unrealized appreciation on foreign currency translation	28,294	—
Net change in unrealized depreciation on forward currency exchange contracts	(3,504,814)	—
Net change in unrealized appreciation on non-controlled/non-affiliate investments	7,731,746	1,690,509
Net change in unrealized appreciation on controlled affiliate investments	892,892	—

Net increase in net assets resulting from operations	$19,299,942	$608,975

(1)
The Company commenced operations on October 13, 2016.

Investment Income

              During the year ended December 31, 2017, the Company's investment income was comprised of $24.6 million of interest and other income, which includes $0.8 million from the accretion of discounts.

              During the year ended December 31, 2016, the Company's investment income was comprised of $0.9 million of interest income, which includes $0.06 million from the accretion of discounts.

              The Company commenced investment operations on October 13, 2016. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until October 2016.

Operating Expenses

              The composition of our operating expenses for the years ended December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2017	2016(1)
Interest and debt financing expenses	$3,614,734	$27,015
Amortization of deferred offering costs	329,995	91,152
Base management fee	2,949,009	178,204
Incentive fee	764,343	253,576
Organizational costs	—	797,593
Professional fees	1,776,863	301,997
Directors fees	275,461	137,732
Other general and administrative expenses	685,524	162,815

Total expenses	$10,395,929	$1,950,084

(1)
The Company commenced operations on October 13, 2016.

Interest and debt financing expenses

              Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the "Revolving Credit Facility") with Sumitomo Mitsui Banking Corporation ("SMBC") and the revolving credit agreement (the "BCSF Revolving Credit Facility", together with the BCSF Revolving Credit Facility, the "Revolving Credit Facilities") with Goldman Sachs Bank USA. As of December 31, 2017, the Revolving Credit Facilities had an outstanding balance of $451.0 million. As of December 31, 2016, the Revolving Credit Facility had an outstanding balance of $59.1 million. Interest and debt financing expenses for the years ended December 31, 2017 and December 31, 2016 were approximately $3.6 million and $0.03 million, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.40% and 2.16% as of December 31, 2017 and December 31, 2016, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Forward Currency Exchange Contracts

              For the year ended December 31, 2017, we had $8.6 million in net unrealized appreciation on 112 investments in 85 portfolio companies. Unrealized appreciation for the year ended December 31, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. For the year ended December 31, 2016, we had $1.7 million in unrealized appreciation on 19 investments in 12 portfolio companies. Unrealized appreciation for the year ended December 31, 2016 resulted from an increase in fair value, primarily due to positive valuation adjustments.

              During the year ended December 31, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the year ended December 31, 2017, we had $3.5 million in unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the unrealized appreciation on our investments due to foreign currency fluctuations.

Net Realized Gain (Loss) on Investments

              During year ended December 31, 2017, we had sales and principal repayments of $75.6 million resulting in $0.1 million of net realized gains. During the year ended December 31, 2016, we had principal repayments of $0.3 million, resulting in no net realized gains (losses).

Net Increase (Decrease) in Net Assets Resulting from Operations

              For the years ended December 31, 2017 and December 31, 2016, the net increase in net assets resulting from operations was $19.3 million and $0.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2017 and December 31, 2016 our per share net increase in net assets resulting from operations was $0.99 and $0.51, respectively.

Cash Flows

              For the year ended December 31, 2017, cash, foreign cash and cash equivalents increased by $74.2 million. During the same period, we used $697.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the year ended December 31, 2017, we generated $770.9 million from financing activities, primarily from borrowings on our Revolving Credit Facilities and the issuance of common stock, slightly offset by repayments on our Revolving Credit Facilities.

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

Financial Condition, Liquidity and Capital Resources

              At December 31, 2017 and December 31, 2016, we had $140.9 million and $66.7 million in cash, foreign cash and cash equivalents on hand, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

              We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facilities and from other banks or lenders; and, (3) cash flows from operations.

              Cash on hand, combined with our uncalled capital commitments of $752.6 million and $199.0 million undrawn amount on our Revolving Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

              The Company has entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days' prior notice. As of December 31, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from BCSF Advisors, LP. As of December 31, 2017, we had received capital contributions to the Company totaling $502.6 million, of which $4.8 million was from BCSF Advisors, LP. As of

December 31, 2016, we had received capital contributions totaling $109.8 million, of which $2.7 million was from BCSF Advisors, LP.

              During the year ended December 31, 2017, the Company received additional capital commitments to the Company of $708.7 million. Pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 19,412,229.60 of our common shares for an aggregate offering of $392.7 million. During the year ended December 31, 2016, pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 5,490,882.30 of our common shares for an aggregate offering of $109.8 million. Proceeds from the issuance were used for investing activities and for other general corporate purposes.

              As of December 31, 2017 and December 31, 2016, the Company received all amounts relating to the capital drawdown notices. During the year ended December 31, 2017, we issued 72,700.50 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2016, we did not issue any shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

              On December 22, 2016, we entered into the revolving credit agreement (the "Revolving Credit Agreement"). The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2017 and December 31, 2016, we were in compliance with these covenants. The Company's obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

              Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

              As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See "Note 6. Borrowings" for more detail on the Revolving Credit Facility.

              Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

              For the years ended December 31, 2017 and December 31, 2016, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2017	2016(1)
Borrowing interest expense	$672,822	$10,644
Unused facility fee	254,263	7,348
Amortization of deferred financing costs and upfront commitment fees	365,924	9,023

Total interest and debt financing expenses	$1,293,009	$27,015

  (1)
  The Company commenced operations on October 13, 2016.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2017, the Company was in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2017, there were $301.0 million borrowings under the BCSF Revolving Credit Facility and were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See "Note 6. Borrowings" for more detail on the BCSF Revolving Credit Facility.

              Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

              For the years ended December 31, 2017 and December 31, 2016, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2017	2016
Borrowing interest expense	$1,704,425	$—
Unused facility fee	241,200	—
Amortization of deferred financing costs and upfront commitment fees	376,100	—

Total interest and debt financing expenses	$2,321,725	$—

              In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2017, our asset coverage ratio was 2.12 to 1. As of December 31, 2016, our asset coverage ratio was 2.87 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

              The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends. Prior to the listing of the Company's shares on a national securities exchange (a "Listing"), stockholders who "opt in" to the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions. Subsequent to a Listing, stockholders who do not "opt out" of the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions. Stockholders can elect to "opt in" or "opt out" of the

Company's dividend reinvestment plan in their Subscription Agreements, as defined. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing. Any dividends reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid to the Advisor.

              The following table summarizes distributions declared during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742,502

Total distributions declared			$0.70	$16,892,213

              The following table summarizes distributions declared during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363

Total distributions declared			$0.015	$82,363

              The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements

              As of December 31, 2017 and December 31, 2016, the Company had unfunded capital commitments related to Subscription Agreements of $752.6 million and $436.6 million, respectively.

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

              As of December 31, 2017, our unfunded capital commitments consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D's LLC — Revolver	12/15/2023	843,289
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316

Total First Lien Senior Secured Loans		$93,544,434

Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716

Total Second Lien Senior Secured Loans		$8,000,716

Other Unfunded Commitments

BCC Jetstream Holdings Aviation (On II), LLC		9,735,064

Total Other Unfunded Commitments		$9,735,064

Total		$111,280,214

  (1)
  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

  (2)
  Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at December 31, 2017.

  (3)
  Unfunded commitments represent unfunded commitments to fund investments.

              As of December 31, 2016, unfunded capital commitments consisted of the following:

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

              The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company's consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the FASB ASC Topic 946 — Financial Services — Investment Companies. Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

              Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for such distributions in the case of private portfolio companies, and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

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

Valuation of Portfolio Investments

              Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be representative with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained, in some cases, primarily illiquid securities, multiple quotes may not be available and the mid of the bid/ask from one broker will be used. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board, based on, among other things, the input of the Advisor, the Company's Audit Committee and one or more independent third party firms engaged by the Board.

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

              With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•
The Company's quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm.

•
Preliminary valuation conclusions are then documented and discussed with the Company's senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee.

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

Recent Accounting Pronouncements

              In March 2017, the FASB issued ASU 2017-08, "Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

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

              Assuming that the statement of financial condition as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income

Down 25 basis points	$(1,441,562)	$(1,127,500)	$(314,062)
Up 100 basis points	5,797,903	4,510,000	1,287,903
Up 200 basis points	11,919,723	9,020,000	2,899,723
Up 300 basis points	18,092,192	13,530,000	4,562,192

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

Item 8. Consolidated Financial Statements and Supplementary Data

              Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              None.

Item 9A. Controls and Procedures

              As of December 31, 2017 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

              There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

              Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

              Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2017, our internal control over financial reporting is effective based on those criteria.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Item 9B. Other Information

              None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

              The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

              The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

              The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

              The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

              The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
1	Consolidated Financial Statements—Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2	Consolidated Financial Statement Schedules—None. We have omitted consolidated financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

3	Exhibits—The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Item 16. Form 10-K Summary

              Not Applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 and for the period from October 5, 2015 (Inception) to December 31, 2015	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017 and 2016 and for the period from October 5, 2015 (Inception) to December 31, 2015	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and for the period from October 5, 2015 (Inception) to December 31, 2015	F-6
Consolidated Schedule of Investments as of December 31, 2017	F-7
Schedule of Investments as of December 31, 2016	F-16
Notes to Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017 and the period from October 5, 2015 (inception) to December 31, 2015, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the two years in the period ended December 31, 2017 and the period from October 5, 2015 (inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian, agent banks, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Boston, Massachusetts
March 16, 2018

We have served as the Company's auditor since 2016.

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $633,645,701 and $106,251,499, respectively)	$643,067,956	$107,942,008
Controlled affiliate investments (amortized cost of $187,617,223 and $0, respectively)	188,510,115	-
Cash and cash equivalents	139,506,289	66,732,154
Foreign cash (cost of $1,383,845 and $0, respectively)	1,411,855	-
Collateral on forward currency exchange contracts	4,421,968	-
Deferred financing costs	5,808,726	1,088,751
Deferred offering costs	-	329,995
Interest receivable on investments	2,888,847	596,164
Prepaid insurance	137,785	139,875
Receivable for sales and paydowns of investments	2,497,769	20,415
Other assets	-	5,723

Total Assets	$988,251,310	$176,855,085

Liabilities
Revolving credit facilities	$451,000,000	$59,100,000
Interest payable	815,402	17,992
Payable for investments purchased	14,814,984	6,266,467
Unrealized depreciation on forward currency exchange contracts	3,504,814	-
Base management fee payable	1,244,033	178,204
Incentive fee payable	1,017,919	253,576
Accounts payable and accrued expenses	1,143,946	478,419
Directors fees payable	-	133,806
Excise tax payable	4,882	-
Distributions payable	7,742,502	82,363

Total Liabilities	481,288,482	66,510,827

Commitments and Contingencies (See Note 11)
Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 24,975,812 and 5,490,882 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	24,976	5,491
Paid in capital in excess of par value	503,533,321	109,677,129
Accumulated undistributed net investment income (loss)	(3,469,772)	(1,028,871)
Accumulated undistributed net realized gain (loss)	35,676	-
Net unrealized appreciation	6,838,627	1,690,509

Total Net Assets	506,962,828	110,344,258

Total Liabilities and Total Net assets	$988,251,310	$176,855,085

Net asset value per share	$20.30	$20.10

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period From October 5, 2015 (Inception) to December 31,
	2017	2016	2015
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$24,380,362	$868,550	$-
Other income	128,848	-	-

Total investment income from non-controlled/non-affiliate investments	24,509,210	868,550	-
Investment income from controlled affiliate investments:
Interest from investments	55,308	-	-
Other income	40,616	-	-

Total investment income from controlled affiliate investments	95,924	-	-

Total investment income	24,605,134	868,550	-

Expenses
Interest and debt financing expenses	$3,614,734	$27,015	$-
Amortization of deferred offering costs	329,995	91,152	-
Base management fee	2,949,009	178,204	-
Incentive fee	764,343	253,576	-
Organizational costs	-	797,593	-
Professional fees	1,776,863	301,997	-
Directors fees	275,461	137,732	-
Other general and administrative expenses	685,524	162,815	-

Total expenses	10,395,929	1,950,084	-

Net investment income (loss) before taxes	14,209,205	(1,081,534)	-

Excise tax expense	4,882	-	-

Net investment income (loss) after taxes	14,204,323	(1,081,534)	-

Net realized and unrealized gains (losses)
Net realized gain on non-controlled/non-affiliate investments	54,404	-	-
Net realized gain on foreign currency transactions	115,025	-	-
Net realized loss on forward currency exchange contracts	(221,928)	-	-
Net change in unrealized appreciation on foreign currency translation	28,294	-	-
Net change in unrealized depreciation on forward currency exchange contracts	(3,504,814)	-	-
Net change in unrealized appreciation on non-controlled/non-affiliate investments	7,731,746	1,690,509	-
Net change in unrealized appreciation on controlled affiliate investments	892,892	-	-

Total net realized and unrealized gain	5,095,619	1,690,509	-

Net increase in net assets resulting from operations	$19,299,942	$608,975	$-

Per Common Share Data
Basic and diluted net investment income (loss) per common share	$0.73	$(0.90)	$-
Basic and diluted increase in net assets resulting from operations per common share	$0.99	$0.51	$-
Basic and diluted weighted average common shares outstanding	19,548,037	1,200,974	1,000

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31	For the Year Ended December 31	For the Period From October 5, 2015 (Inception) to December 31
	2017	2016	2015
Operations:
Net investment income (loss)	$14,204,323	$(1,081,534)	$-
Net realized loss	(52,499)	-	-
Net change in unrealized appreciation	5,148,118	1,690,509	-

Net increase in net assets resulting from operations	19,299,942	608,975	-

Stockholder distributions:
Distributions from net investment income	(16,892,213)	(82,363)	-

Net decrease in net assets resulting from stockholder distributions	(16,892,213)	(82,363)	-

Capital share transactions:
Issuance of common stock	392,735,221	109,817,646	-
Reinvestment of stockholder distributions	1,475,620	-	-

Net increase in net assets resulting from capital share transactions	394,210,841	109,817,646	-

Total increase in net assets	396,618,570	110,344,258	-
Net assets at beginning of period	110,344,258	-	-

Net assets at end of period	$506,962,828	$110,344,258	$-

Net asset value per common share	$20.30	$20.10	$-

Common stock outstanding at end of period	24,975,812	5,490,882	1,000

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31	For the Year Ended December 31	For the Period From October 5, 2015 (Inception) to December 31
	2017	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$19,299,942	$608,975	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(781,182,745)	(100,305,376)	-
Proceeds from principal payments and sales of investments	73,111,740	347,781	-
Net realized gain from investments	(54,404)	-	-
Net realized gain on foreign currency transactions	(115,025)	-	-
Net change in unrealized depreciation on forward currency exchange contracts	3,504,814	-	-
Net change in unrealized appreciation on investments	(8,624,638)	(1,690,509)	-
Net change in unrealized appreciation on foreign currency translation	(28,294)	-	-
Accretion of discounts and amortization of premiums	(814,568)	(47,852)	-
Amortization of deferred financing costs and upfront commitment fees	742,025	9,023	-
Amortization of deferred offering costs	329,995	91,152	-
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(4,421,968)	-	-
Interest receivable on investments	(2,292,683)	(596,164)	-
Prepaid insurance	2,090	(139,875)	-
Other assets	5,723	(5,723)	-
Interest payable	797,410	17,992	-
Base management fee payable	1,065,829	178,204	-
Incentive fee payable	764,343	253,576	-
Accounts payable and accrued expenses	665,527	379,186	-
Excise tax payable	4,882	-	-
Directors fees payable	(133,806)	133,806	-

Net cash used in operating activities	(697,373,811)	(100,765,804)	-

Cash flows from financing activities
Borrowings on revolving credit facilities	545,899,918	59,100,000	-
Repayments on revolving credit facilities	(154,563,966)	-	-
Payments of financing costs	(5,462,000)	(1,097,774)	-
Payments of offering costs	-	(321,914)	-
Proceeds from issuance of common stock	392,735,221	109,817,646	-
Stockholder distributions paid	(7,756,454)	-	-

Net cash provided by financing activities	770,852,719	167,497,958	-

Net increase in cash, foreign cash and cash equivalents	73,478,908	66,732,154	-
Effect of foreign currency exchange rates	707,082	-	-
Cash, foreign cash and cash equivalents, beginning of period	66,732,154	-	-

Cash, foreign cash and cash equivalents, end of period	$140,918,144	$66,732,154	$-

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,075,299	$-	$-
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$1,475,620	$-	$-

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2017

Portfolio Company(4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares(9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 190.4%
Investments 164.0%
Non-Controlled/Non-Affiliate Investments 126.8%
Corporate Fixed Income 1.6%
Corporate Bond 1.6%
Utilities: Electric 1.6%
CSVC Acquisition Corp	-	7.75%	6/15/2025	$8,478,000	$8,478,000	$8,138,880

Total Utilities: Electric					8,478,000	8,138,880

Total Corporate Bond					$8,478,000	$8,138,880

Total Corporate Fixed Income					$8,478,000	$8,138,880

Corporate Debt 124.5%
Delayed Draw Term Loan 0.1%
Capital Equipment 0.0%
Endries International, Inc.(3)(5)(15)(19)	-	-	6/1/2023	$-	(44,681)	-

Total Capital Equipment					(44,681)	-
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC(2)(3)(5)(15)(19)	-	-	9/28/2023	$-	(4,147)	(10,005)

Total Healthcare & Pharmaceuticals					(4,147)	(10,005)
Hotel, Gaming & Leisure 0.0%
NPC International, Inc.(2)(3)(5)(15)(19)	-	-	4/18/2025	$-	(18,711)	(20,002)

Total Hotel, Gaming & Leisure					(18,711)	(20,002)
Media: Diversified & Production 0.1%
International Entertainment Investments Limited(3)(6)(18)(19)	GBP LIBOR + 4.25%	4.75%	2/28/2022	£599,178	755,088	795,989

Total Media: Diversified & Production					755,088	795,989
Services: Business 0.0%
Lakeland Tours, LLC(3)(5)(15)(21)	-	-	12/8/2024	$-	(466)	1,866
Sovos Compliance, LLC(2)(3)(15)(19)	-	-	3/1/2022	$-	-	(48,387)

Total Services: Business					(466)	(46,521)

Total Delayed Draw Term Loan					$687,083	$719,461

First Lien Last Out Term Loan 6.0%
Environmental Industries 4.0%
Adler & Allan Group Limited(6)(17)(19)(21)(22)	GBP LIBOR + 7.50%	8.00%	6/30/2024	£15,141,463	19,064,227	20,256,052

Total Environmental Industries					19,064,227	20,256,052

Healthcare & Pharmaceuticals 2.0%
Clinical Innovations, LLC(15)(19)(21)(22)	L + 6.00%	7.49%	10/17/2023	$10,365,517	10,136,979	10,132,293

Total Healthcare & Pharmaceuticals					10,136,979	10,132,293

Total First Lien Last Out Term Loan					$29,201,206	$30,388,345

First Lien Senior Secured Loan 93.8%
Aerospace & Defense 3.9%
Anaren, Inc.(15)(19)(21)	L + 4.50%	6.19%	2/18/2021	$2,509,630	2,522,237	2,522,178
Novetta, LLC(15)	L + 5.00%	6.70%	10/17/2022	$3,854,294	3,778,545	3,745,892
Salient CRGT, Inc.(15)(19)(21)	L + 5.75%	7.32%	2/28/2022	$3,708,100	3,645,930	3,740,546
StandardAero Aviation Holdings, Inc.(15)(21)	L + 3.75%	5.32%	7/7/2022	$9,923,858	10,025,652	10,016,894

Total Aerospace & Defense					19,972,364	20,025,510
Automotive 3.6%
CST Buyer Company(15)(19)(21)	L + 6.25%	7.75%	3/1/2023	$9,801,261	9,674,796	9,879,671
OEConnection LLC(15)(21)	L + 4.00%	5.69%	11/22/2024	$8,175,779	8,134,900	8,165,560

Total Automotive					17,809,696	18,045,231
Beverage, Food & Tobacco 6.5%
Captain D's LLC(15)(19)(21)	L + 4.50%	5.98%	12/15/2023	$13,540,845	13,405,528	13,405,437
K-Mac Holdings Corp.(15)(19)(21)	L + 4.75%	6.32%	12/20/2022	$14,040,000	13,850,449	14,138,280
Restaurant Technologies, Inc.(15)(21)	L + 4.75%	6.20%	11/23/2022	$5,266,653	5,221,740	5,260,070

Total Beverage, Food & Tobacco					32,477,717	32,803,787
Capital Equipment 5.0%
Dorner Manufacturing Corp.(15)(19)(21)	L + 5.75%	7.32%	3/15/2023	$8,288,872	8,108,458	8,305,450
DXP Enterprises, Inc.(6)(15)(19)(21)	L + 5.50%	7.07%	8/29/2023	$5,230,350	5,180,464	5,282,654
Endries International, Inc.(15)(19)(21)	L + 4.75%	6.15%	6/1/2023	$6,540,319	6,452,400	6,540,319
Wilsonart LLC(15)(21)	L + 3.25%	4.95%	12/19/2023	$5,473,747	5,531,399	5,511,866

Total Capital Equipment					25,272,721	25,640,289
Chemicals, Plastics & Rubber 1.6%
ASP Chromaflo Intermediate Holdings, Inc.(15)(21)	L + 4.00%	5.57%	11/20/2023	$509,990	507,862	513,496
ASP Chromaflo Intermediate Holdings, Inc.(6)(15)(21)	L + 4.00%	5.57%	11/20/2023	$663,150	660,383	667,709
Niacet b.v.(6)(15)(19)(21)	EURIBOR + 4.50%	5.50%	2/1/2024	€3,865,193	4,133,673	4,651,765
Niacet Corporation(15)(19)(21)	L + 4.50%	6.19%	2/1/2024	$2,223,200	2,204,254	2,228,758

Total Chemicals, Plastics & Rubber					7,506,172	8,061,728

Construction & Building 3.4%
Bolt Infrastructure Merger Sub, Inc.(15)(21)	L + 3.50%	5.07%	6/21/2024	$2,697,465	2,684,931	2,706,744
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€2,825,002	3,077,840	3,398,198
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€8,574,506	9,167,494	10,314,281
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€915,945	1,040,239	1,101,791

Total Construction & Building					15,970,504	17,521,014
Consumer Goods: Durable 3.0%
Harbor Freight Tools USA, Inc.(16)(21)	L + 3.25%	4.82%	8/18/2023	$15,000,000	15,105,349	15,118,365

Total Consumer Goods: Durable					15,105,349	15,118,365
Consumer Goods: Non-Durable 4.2%
FineLine Technologies, Inc.(15)(19)(21)	L + 4.75%	6.44%	11/2/2022	$14,659,018	14,379,947	14,585,723
Kronos Acquisition Holdings Inc.(15)(21)	L + 4.50%	6.17%	8/26/2022	$2,783,522	2,776,997	2,809,038
Melissa & Doug, LLC(15)(19)(21)	L + 3.75%	5.44%	6/19/2024	$3,830,680	3,814,142	3,859,410

Total Consumer Goods: Non-Durable					20,971,086	21,254,171
Containers, Packaging & Glass 5.0%
BWAY Holding Company(18)(21)	L + 3.25%	4.60%	4/3/2024	$12,942,481	12,941,997	13,013,264
CSP Technologies North America, LLC(15)(19)(21)	L + 5.25%	6.94%	1/29/2022	$12,285,894	12,285,894	12,316,608

Total Containers, Packaging & Glass					25,227,891	25,329,872
Energy: Oil & Gas 2.7%
Keane Group, Inc.(6)(15)(19)(21)	L + 7.25%	9.00%	8/18/2022	$13,793,468	13,666,341	13,807,262

Total Energy: Oil & Gas					13,666,341	13,807,262
Healthcare & Pharmaceuticals 5.8%
Drive DeVilbiss(15)(21)	L + 5.50%	7.19%	1/3/2023	$6,714,072	6,189,778	6,214,545
Great Expressions Dental Centers PC(15)(19)(21)	L + 4.75%	6.32%	9/28/2023	$8,063,925	7,959,637	7,942,966
Island Medical Management Holdings, LLC(15)(19)(21)	L + 5.50%	7.00%	9/1/2022	$10,629,110	10,480,292	10,310,237
U.S. Anesthesia Partners, Inc.(15)(21)	L + 3.25%	4.82%	6/23/2024	$4,987,469	4,969,431	5,006,172

Total Healthcare & Pharmaceuticals					29,599,138	29,473,920
High Tech Industries 16.4%
Lighthouse Network, LLC(15)(21)	L + 4.50%	6.07%	11/29/2024	$16,250,891	16,171,524	16,332,145
Netsmart Technologies, Inc.(15)(21)	L + 4.50%	6.19%	4/19/2023	$16,166,203	16,200,542	16,375,022
Qlik Technologies(15)(21)	L + 3.50%	5.04%	4/26/2024	$17,917,481	17,867,534	17,559,132
SolarWinds Holdings, Inc.(15)(21)	L + 3.50%	5.07%	2/3/2023	$14,912,218	15,011,042	14,984,915
Zywave, Inc.(15)(19)(21)	L + 5.00%	6.61%	11/17/2022	$17,728,574	17,580,683	17,728,574

Total High Tech Industries					82,831,325	82,979,788
Insurance 2.0%
Alliant Holdings Intermediate, LLC(15)(21)	L + 3.25%	4.80%	8/12/2022	$7,480,852	7,550,046	7,528,475
Wink Holdco, Inc.(15)(21)	L + 3.00%	4.49%	11/2/2024	$2,619,172	2,612,843	2,645,364

Total Insurance					10,162,889	10,173,839

Media: Broadcasting & Subscription 3.0%
Micro Holding Corp.(18)(21)	L + 3.75%	5.34%	9/13/2024	$14,962,500	14,927,621	15,019,941

Total Media: Broadcasting & Subscription					14,927,621	15,019,941
Media: Diversified & Production 4.2%
Deluxe Entertainment Services Group Inc.(15)(21)	L + 5.50%	6.88%	2/28/2020	$10,912,628	10,454,998	10,721,657
International Entertainment Investments Limited(6)(18)(19)(21)	GBP LIBOR + 4.75%	5.24%	5/31/2022	£7,673,114	9,314,218	10,368,679

Total Media: Diversified & Production					19,769,216	21,090,336
Real Estate 2.1%
Spectre (Carrisbrook House) Limited(6)(15)(19)	EURIBOR + 7.50%	8.50%	8/9/2021	€9,300,000	10,644,272	10,863,204

Total Real Estate					10,644,272	10,863,204
Retail 2.6%
CH Hold Corp.(15)(21)	L + 3.00%	4.57%	2/1/2024	$1,514,280	1,511,626	1,525,637
Eyemart Express LLC(15)(21)	L + 3.00%	4.44%	8/4/2024	$11,622,196	11,667,646	11,647,626

Total Retail					13,179,272	13,173,263
Services: Business 10.8%
Advantage Sales & Marketing Inc.(15)(21)	L + 3.25%	4.63%	7/23/2021	$15,907,613	15,579,348	15,553,000
Comet Bidco Limited(6)(18)	GBP LIBOR + 5.25%	5.74%	10/10/2024	£6,260,870	8,025,268	8,321,073
Genuine Financial Holdings LLC(15)(19)(21)	L + 4.75%	6.38%	1/26/2023	$9,493,949	9,394,123	9,588,888
Lakeland Tours, LLC(15)(21)	L + 4.00%	5.59%	12/8/2024	$2,265,805	2,260,141	2,288,463
New Insight Holdings, Inc.(15)(21)	L + 5.50%	7.13%	12/20/2024	$10,673,472	10,140,377	10,250,984
Sovos Compliance, LLC(15)(19)(21)	L + 6.00%	7.57%	3/1/2022	$8,687,901	8,610,473	8,601,022
Travel Leaders Group, LLC(18)(21)	L + 4.50%	5.92%	1/25/2024	$294,097	292,867	298,876

Total Services: Business					54,302,597	54,902,306
Telecommunications 2.6%
Masergy Holdings, Inc.(15)(21)	L + 3.75%	5.44%	12/15/2023	$693,116	690,187	697,448
Polycom, Inc.(15)(21)	L + 5.25%	6.78%	9/27/2023	$12,164,688	12,014,392	12,291,408

Total Telecommunications					12,704,579	12,988,856
Wholesale 5.4%
American Tire Distributors Inc(15)(21)	L + 4.25%	5.82%	9/1/2021	$17,028,623	17,120,740	17,171,238
PT Holdings, LLC(15)(21)	L + 4.00%	5.57%	11/30/2024	$9,954,211	9,904,920	10,016,424

Total Wholesale					27,025,660	27,187,662

Total First Lien Senior Secured Loan					$469,126,410	$475,460,344

Revolver 1.4%
Automotive 0.0%
CST Buyer Company(3)(5)(15)(19)	-	-	3/1/2023	$-	(11,593)	7,180

Total Automotive					(11,593)	7,180
Banking 0.0%
Tidel Engineering, L.P.(3)(15)(19)	-	-	3/1/2023	$-	-	-

Total Banking					-	-

Beverage, Food & Tobacco 0.2%
Captain D's LLC(3)(15)(19)	L + 4.50%	6.03%	12/15/2023	$1,018,981	1,000,490	1,000,358
K-Mac Holdings Corp.(3)(15)(19)	L + 3.50%	5.07%	12/20/2021	$160,000	160,000	171,200

Total Beverage, Food & Tobacco					1,160,490	1,171,558
Capital Equipment 0.2%
Dorner Manufacturing Corp.(3)(15)(19)	L + 5.75%	7.32%	3/15/2023	$439,553	415,595	443,949
Endries International, Inc.(3)(15)(19)	P + 3.75%	8.25%	6/1/2022	$701,568	658,025	701,568
Winchester Electronics Corporation(3)(15)(19)	-	-	6/30/2021	$-	-	-

Total Capital Equipment					1,073,620	1,145,517
Chemicals, Plastics & Rubber 0.2%
AP Plastics Group, LLC(3)(15)(19)	L + 4.75%	6.12%	8/1/2021	$935,022	935,022	935,022
PRCC Holdings, Inc.(3)(19)	-	-	2/1/2021	$-	-	-

Total Chemicals, Plastics & Rubber					935,022	935,022
Construction & Building 0.0%
Stanton Carpet Corp.(3)(15)(19)	-	-	11/21/2022	$-	-	-

Total Construction & Building					-	-
Consumer Goods: Non-Durable 0.0%
FineLine Technologies, Inc.(2)(3)(5)(15)(19)	-	-	11/2/2021	$-	(45,292)	(13,104)
Solaray, LLC(3)(15)(19)	-	-	9/9/2022	$-	-	-

Total Consumer Goods: Non-Durable					(45,292)	(13,104)
Healthcare & Pharmaceuticals 0.2%
Clinical Innovations, LLC(3)(15)(19)(22)	L + 6.00%	7.49%	10/17/2022	$153,563	128,728	127,649
Great Expressions Dental Centers PC(3)(12)(15)(19)	L + 4.75%	6.39%	9/28/2022	$983,614	969,683	966,109

Total Healthcare & Pharmaceuticals					1,098,411	1,093,758
High Tech Industries 0.1%
Zywave, Inc.(3)(13)(15)(19)	L + 5.00%	7.43%	11/17/2022	$287,802	272,177	287,802

Total High Tech Industries					272,177	287,802
Media: Advertising, Printing & Publishing 0.1%
Ansira Holdings, Inc.(3)(15)(19)	-	-	12/20/2022	$-	-	-
Cruz Bay Publishing, Inc.(3)(15)(19)	P + 3.00%	7.50%	6/6/2019	$566,680	566,680	566,680

Total Media: Advertising, Printing & Publishing					566,680	566,680
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	-	-	6/15/2022	$-	-	-

Total Media: Diversified & Production					-	-
Retail 0.0%
Batteries Plus Holding Corporation(3)(15)(19)	-	-	7/6/2022	$-	-	-

Total Retail					-	-
Services: Business 0.1%
McKissock, LLC(3)(15)(19)	P + 2.50%	7.00%	8/5/2019	$708,350	708,350	708,350
Sovos Compliance, LLC(2)(3)(5)(15)(19)	-	-	3/1/2022	$-	(13,204)	(14,516)
TEI Holdings Inc.(3)(15)(19)	-	-	12/20/2022	$-	-	-

Total Services: Business					695,146	693,834

Transportation: Cargo 0.3%
ENC Holding Corporation(3)(15)(19)	P + 3.75%	8.25%	2/8/2023	$1,521,775	1,521,775	1,521,775

Total Transportation: Cargo					1,521,775	1,521,775
Transportation: Consumer 0.0%
Direct Travel, Inc.(3)(19)	-	-	12/1/2021	$-	-	-

Total Transportation: Consumer					-	-

Total Revolver					$7,266,436	$7,410,022

Second lien senior secured loan 23.2%
Aerospace & Defense 2.9%
TECT Power Holdings, LLC(15)(19)(21)	L + 8.50%	10.07%	12/27/2021	$14,757,969	14,483,760	14,772,727

Total Aerospace & Defense					14,483,760	14,772,727
Automotive 1.3%
OEConnection LLC(15)(19)(21)	L + 8.00%	9.69%	11/17/2025	$6,460,396	6,396,132	6,460,396

Total Automotive					6,396,132	6,460,396
Beverage, Food & Tobacco 0.3%
Restaurant Technologies, Inc.(15)(19)(21)	L + 8.75%	10.20%	11/23/2023	$1,693,548	1,663,433	1,697,782

Total Beverage, Food & Tobacco					1,663,433	1,697,782
Capital Equipment 1.1%
EXC Holdings III Corp.(15)(21)	L + 7.50%	9.16%	11/16/2025	$5,240,489	5,197,471	5,319,096

Total Capital Equipment					5,197,471	5,319,096
Energy: Oil & Gas 2.6%
Bruin E&P Partners, LLC(15)(19)	L + 7.38%	8.90%	3/7/2023	$13,020,000	12,805,884	13,150,200

Total Energy: Oil & Gas					12,805,884	13,150,200
Healthcare & Pharmaceuticals 5.1%
TecoStar Holdings, Inc.(15)(19)(21)	L + 8.50%	9.88%	11/1/2024	$9,471,942	9,246,013	9,481,414
U.S. Anesthesia Partners, Inc.(15)(19)(21)	L + 7.25%	8.82%	6/23/2025	$16,520,000	16,288,816	16,553,040

Total Healthcare & Pharmaceuticals					25,534,829	26,034,454
High Tech Industries 4.2%
Intralinks, Inc.(15)(21)	L + 8.00%	9.70%	11/10/2025	$13,469,388	13,335,962	13,458,168
nThrive, Inc.(15)(19)(21)	L + 9.75%	11.32%	4/20/2023	$8,000,000	7,980,000	7,960,000

Total High Tech Industries					21,315,962	21,418,168
Hotel, Gaming & Leisure 1.0%
NPC International, Inc.(15)(21)	L + 7.50%	9.05%	4/18/2025	$4,703,667	4,683,039	4,821,259

Total Hotel, Gaming & Leisure					4,683,039	4,821,259
Insurance 0.4%
Wink Holdco, Inc.(15)(21)	L + 6.75%	8.24%	11/2/2025	$2,039,478	2,029,614	2,064,972

Total Insurance					2,029,614	2,064,972

Media: Advertising, Printing & Publishing 1.1%
Learfield Communications LLC(15)(19)(21)	L + 7.25%	8.82%	12/2/2024	$5,400,000	5,351,468	5,454,000

Total Media: Advertising, Printing & Publishing					5,351,468	5,454,000
Retail 0.2%
CH Hold Corp.(15)(21)	L + 7.25%	8.82%	2/3/2025	$1,215,470	1,210,312	1,242,818

Total Retail					1,210,312	1,242,818
Services: Business 1.0%
OPE Inmar Acquisition, Inc.(15)(21)	L + 8.00%	9.42%	5/1/2025	$5,058,410	5,003,214	5,048,925

Total Services: Business					5,003,214	5,048,925
Telecommunications 0.2%
Masergy Holdings, Inc.(15)(21)	L + 8.50%	10.19%	12/16/2024	$778,846	771,793	790,042

Total Telecommunications					771,793	790,042

Transportation: Cargo 1.8%
Direct ChassisLink, Inc.(18)(19)(21)	L + 6.00%	7.51%	6/15/2023	$9,031,936	8,986,776	9,212,575

Total Transportation: Cargo					8,986,776	9,212,575

Total Second lien senior secured loan					$115,433,687	$117,487,414

Total Corporate Debt					$621,714,822	$631,465,586

Equity 0.7%
Series A Preferred Units 0.4%
Healthcare & Pharmaceuticals 0.4%
CB Titan Holdings, Inc.(14)(19)	-	-	-	1,952,879	1,952,879	1,963,490

Total Healthcare & Pharmaceuticals					1,952,879	1,963,490

Total Series A Preferred Units					1,952,879	1,963,490

High Tech Industries 0.3%
Equity Interest 0.3%
Impala Private Investments, LLC(14)(19)	-	-	-	1,500,000	1,500,000	1,500,000

Total High Tech Industries					1,500,000	1,500,000

Total Equity Interest					1,500,000	1,500,000

Total Equity					$3,452,879	$3,463,490

Total Non-Controlled/Non-Affiliate Investments					$633,645,701	$643,067,956

Controlled Affiliate Investments 37.2%
Corporate Debt 0.4%
First lien senior secured loan 0.4%
Aerospace & Defense 0.4%
BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)	-	10.00%	6/2/2022	$1,837,216	1,837,216	1,837,216

Total Aerospace & Defense					1,837,216	1,837,216

Total First lien senior secured loan					$1,837,216	$1,837,216

Total Corporate Debt					$1,837,216	$1,837,216

Equity 36.8%
Equity Interest 36.8%
Aerospace & Defense 1.6%
BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(14)(19)(20)	-	-	-	324,214	324,214	424,261
BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(14)(19)(20)	-	-	-	7,403,505	7,403,505	7,838,831

Total Aerospace & Defense					7,727,719	8,263,092
Investment Vehicles 35.2%
Antares Bain Capital Complete Financing Solution LLC(6)(10)(11)(19)	-	-	-	178,052,288	178,052,288	178,409,807

Total Investment Vehicles					178,052,288	178,409,807

Total Equity Interest					$185,780,007	$186,672,899

Total Equity					$185,780,007	$186,672,899

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC(7)(10)(11)(14)(19)(20)	-	-	6/2/2022	-	-	-

Total Aerospace & Defense					-	-

Total Unfunded Commitment					-	-

Total Controlled Affiliate Investments					$187,617,223	$188,510,115

Total Investments					$821,262,924	$831,578,071

Cash Equivalents 26.4%
Goldman Sachs Financial Square Government Fund	-	1.23%	-	-	133,639,685	133,639,685

Total Cash Equivalents					$133,639,685	$133,639,685

Total Investments and Cash Equivalents					$954,902,609	$965,217,756

Forward Foreign Currency Exchange Contracts(8)

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. DOLLARS 235,405	EURO 202,017	Bank of New York Mellon	1/2/2018	$(7,139)
U.S. DOLLARS 278,347	EURO 238,447	Bank of New York Mellon	2/2/2018	(8,463)
U.S. DOLLARS 16,380,814	EURO 15,080,000	Bank of New York Mellon	3/6/2018	(1,792,291)
U.S. DOLLARS 65,054	EURO 53,872	Bank of New York Mellon	4/3/2018	15
U.S. DOLLARS 12,118,964	EURO 10,080,000	Bank of New York Mellon	6/22/2018	(114,837)
U.S. DOLLARS 49,293	POUND STERLING 36,384	Bank of New York Mellon	1/2/2018	115
U.S. DOLLARS 40,752	POUND STERLING 30,542	Bank of New York Mellon	1/12/2018	(562)
U.S. DOLLARS 400,093	POUND STERLING 305,318	Citibank	1/31/2018	(13,196)
U.S. DOLLARS 9,647,586	POUND STERLING 7,635,000	Bank of New York Mellon	3/6/2018	(698,500)
U.S. DOLLARS 20,063,392	POUND STERLING 15,200,000	Citibank	6/22/2018	(614,324)
U.S. DOLLARS 8,060,115	POUND STERLING 6,090,000	Bank of New York Mellon	9/28/2018	(255,632)

				$(3,504,814)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), the Euro Interbank Offered Rate ("EURIBOR" or "E"), British Pound Sterling LIBOR Rate ("GBP LIBOR") or the Prime Rate ("Prime" or "P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR or Prime and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company's net assets of $506,962,828 as of December 31, 2017.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2017, non-qualifying assets totaled 28.1% of the Company's total assets.
(7) The assets to be issued will be determined at the time the funds are called.
(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling and € represents Euro.
(10) As defined in the 1940 Act, the Company is deemed to be an "Affiliated Investment" of the Company as the Company owns five percent or more of the portfolio company's securities.
(11) As defined in the 1940 Act, the Company is deemed to "Control" this portfolio company as the Company either owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12) $50,014 of the total par amount for this security is at P + 3.75%.
(13) $127,912 of the total par amount for this security is at P + 4.00%.
(14) Non-Income Producing.
(15) Loan includes interest rate floor of 1.00%.
(16) Loan includes interest rate floor of 0.75%.
(17) Loan includes interest rate floor of 0.50%.
(18) Loan includes interest rate floor of 0.00%.
(19) Security valued using unobservable inputs (Level 3).
(20) The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21) Assets are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6 "Borrowings".
(22) The Company generally earns a higher interest rate on the "last out" tranche of debt, to the extent the debt has been allocated to "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements.

Bain Capital Specialty Finance, Inc.
Schedule of Investments
As of December 31, 2016

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value
Investments 97.8%
Non-Controlled/Non-Affiliate Investments 97.8%
Corporate Debt 97.8%
Delayed Draw Term Loan 0.0%
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC (2)(3)	-	-	9/28/2023	$-	$(4,849)	$(3,335)

Total Healthcare & Pharmaceuticals					(4,849)	(3,335)

Total Delayed Draw Term Loan					$(4,849)	$(3,335)

First Lien Senior Secured Loan 90.2%
Capital Equipment 13.3%
FineLine Technologies, Inc.	L + 4.75%	5.75%	11/2/2022	$14,807,089	14,482,151	14,659,018

Total Capital Equipment					14,482,151	14,659,018
Chemicals, Plastics & Rubber 1.1%
ASP Chromaflo Intermediate Holdings, Inc.	L + 4.00%	5.00%	11/20/2023	$515,142	512,574	520,293
ASP Chromaflo Intermediate Holdings, Inc.	L + 4.00%	5.00%	11/20/2023	$669,849	666,510	676,550

Total Chemicals, Plastics & Rubber					1,179,084	1,196,843
Healthcare & Pharmaceuticals 13.1%
Drive DeVilbiss	L + 5.50%	6.50%	12/21/2022	$6,886,228	6,266,467	6,318,114
Great Expressions Dental Centers PC	L + 4.75%	5.75%	9/28/2023	$8,145,585	8,027,008	8,104,857

Total Healthcare & Pharmaceuticals					14,293,475	14,422,971
High Tech Industries 36.2%
Harbortouch Payments, LLC	L + 4.75%	5.75%	10/13/2023	$12,136,840	12,017,183	12,167,182
Netsmart Technologies, Inc.	L + 4.50%	5.50%	4/19/2023	$9,974,937	9,969,553	10,027,934
Zywave, Inc.	L + 5.00%	6.00%	11/17/2022	$17,907,651	17,730,634	17,728,575

Total High Tech Industries					39,717,370	39,923,691
Media: Diversified & Production 14.5%
Deluxe Entertainment Services Group Inc.	L + 6.00%	7.00%	2/28/2020	$16,127,446	15,345,715	16,046,808

Total Media: Diversified & Production					15,345,715	16,046,808
Services: Business 4.8%
Restaurant Technologies, Inc.	L + 4.75%	5.75%	11/23/2022	$5,306,452	5,253,787	5,299,819

Total Services: Business					5,253,787	5,299,819
Telecommunications 7.2%
Masergy Holdings, Inc.	L + 4.50%	5.50%	12/15/2023	$700,117	696,644	706,024
Polycom, Inc.	L + 6.50%	7.50%	9/27/2023	$7,253,125	7,043,836	7,307,524

Total Telecommunications					7,740,480	8,013,548

Total First Lien Senior Secured Loan					$98,012,062	$99,562,698

Revolver 0.5%
Capital Equipment 0.3%
FineLine Technologies, Inc. (3)	L + 4.75%	5.68%	11/2/2021	$393,109	336,017	366,901

Total Capital Equipment					336,017	366,901
Healthcare & Pharmaceuticals 0.2%
Great Expressions Dental Centers PC (3)	P + 3.75%	7.25%	9/28/2022	$166,714	149,845	160,879

Total Healthcare & Pharmaceuticals					149,845	160,879
High Tech Industries 0.0%
Zywave, Inc. (2) (3)	-	-	11/17/2022	$-	(18,827)	(19,187)

Total High Tech Industries					(18,827)	(19,187)

Total Revolver					$467,035	$508,593

Second Lien Senior Secured Loan 7.1%
Services: Business 6.4%
Learfield Communications LLC	L + 7.25%	8.25%	12/2/2024	$5,400,000	5,346,301	5,410,125
Restaurant Technologies, Inc.	L + 8.75%	9.75%	11/23/2023	$1,693,548	1,659,838	1,685,081

Total Services: Business					7,006,139	7,095,206
Telecommunications 0.7%
Masergy Holdings, Inc.	L + 8.50%	9.50%	12/16/2024	$778,846	771,112	778,846

Total Telecommunications					771,112	778,846

Total Second Lien Senior Secured Loan					7,777,251	7,874,052

Total Corporate Debt					$106,251,499	$107,942,008

Total Non-Controlled/Non-Affiliate Investments					$106,251,499	$107,942,008

Total Investments					$106,251,499	$107,942,008

(1) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") or the Prime Rate ("Prime" or "P") and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime Rate and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.

(4) Percentages are based on the Company's net assets of $110,344,258 as of December 31, 2016.

See Notes to Consolidated Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

              Bain Capital Specialty Finance, Inc. (the "Company") was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for tax purposes the Company has elected to be subject to tax as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective with its taxable year ended December 31, 2016. The Company is externally managed by BCSF Advisors, LP (the "Advisor"), our investment adviser that is registered with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator").

              The Company's investment objective is to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies. The Company intends to focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

              There was no operating activity from October 5, 2015 to December 31, 2015. The Company completed a sale of its common stock and commenced operations on October 13, 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

              The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company's consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

              Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's consolidated financial position or the consolidated results of operations as previously reported.

Basis of Consolidation

              As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company's wholly owned subsidiary BCSF I, LLC, which was formed on September 20, 2017, in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company does not consolidate its interest in ABCS. See further description of the Company's investment in ABCS in Note 3. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Valuation of Portfolio Investments

              Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the board of directors of the Company (the "Board"), based on, among other things, the input of the Advisor, the Company's Audit Committee and one or more independent third party firms engaged by the Board.

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

              With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•
The Company's quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm;

•
Preliminary valuation conclusions are then documented and discussed with the Company's senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee;

•
The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board;

•
The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

              In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company currently conducts this valuation process on a quarterly basis.

              The Company applies ASC Topic 820, Fair Value Measurement ("ASC 820"), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

              A financial instrument's level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.

              Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment.

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

Securities Transactions, Revenue Recognition and Expenses

              The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company's investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

              Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

              Certain investments may have contractual payment-in-kind ("PIK") interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

              Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

              Expenses are recorded on an accrual basis.

Non-Accrual Loans

              Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management's judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and December 31, 2016, no securities had been placed on non-accrual status.

Distributions

              Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder's tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

              The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company's taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax. The specific tax characteristics of the Company's distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Dividend Reinvestment Plan

              The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends. Prior to the listing of the Company's shares on a national securities exchange (a "Listing"), stockholders who "opt in" to the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

              Subsequent to a Listing, stockholders who do not "opt out" of the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

              Stockholders can elect to "opt in" or "opt out" of the Company's dividend reinvestment plan in their Subscription Agreements, as defined in Note 9. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Segments

              In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that our operations comprise only a single reportable segment.

Cash and Cash Equivalents

              Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the consolidated schedules of investments.

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

Forward Currency Exchange Contracts

              The Company may enter into forward currency exchange contracts to reduce the Company's exposure in foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation (depreciation) on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

Deferred Financing Costs

              The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation.

Organizational and Offering Costs

              Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational costs are expensed as incurred and are shown in the Company's consolidated statements of operations.

              Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs of the Company incurred prior to the commencement of operations have been recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations and are shown in the Company's consolidated statements of operations.

Income Taxes

              The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually as dividends to its stockholders. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the consolidated financial statements of the Company.

              The Company intends to comply with the applicable provisions of the Code, pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements.

              The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2017, the tax years that remain subject to examination is from the year 2016 forward.

Recent Accounting Pronouncements

              In March 2017, the FASB issued ASU 2017-08, "Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective prospectively for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

Note 3. Investments

              The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$478,807,128	58.3%	$485,319,396	58.4%
First Lien Last Out Loan	29,329,934	3.6	30,515,994	3.7
Second Lien Senior Secured Loan	115,414,976	14.1	117,467,412	14.1
Corporate Bond	8,478,000	1.0	8,138,880	1.0
Investment Vehicles (1)	178,052,288	21.7%	178,409,807	21.4%
Equity Interest	9,227,719	1.1%	9,763,092	1.2%
Preferred Equity	1,952,879	0.2	1,963,490	0.2

Total	$821,262,924	100.0%	$831,578,071	100.0%

(1)
Represents equity investment in ABCS, as defined in Note 3.

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

              The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$756,040,605	92.1%	$761,507,039	91.6%
United Kingdom	37,158,801	4.5	39,741,793	4.8
Ireland	23,929,845	2.9	25,677,474	3.1
Netherlands	4,133,673	0.5	4,651,765	0.5

Total	$821,262,924	100.0%	$831,578,071	100.0%

(1)
Includes equity investment in ABCS, as defined in Note 3.

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

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$178,052,288	21.7%	$178,409,807	21.4%
High Tech Industries	105,919,464	12.9	106,185,758	12.8
Healthcare & Pharmaceuticals	68,318,089	8.3	68,687,910	8.3
Services: Business	60,000,491	7.3	60,598,544	7.3
Aerospace & Defense	44,021,059	5.4	44,898,545	5.4
Beverage, Food & Tobacco	35,301,640	4.3	35,673,127	4.3
Capital Equipment	31,499,131	3.8	32,104,902	3.9
Wholesale	27,025,660	3.3	27,187,662	3.3
Energy: Oil & Gas	26,472,225	3.2	26,957,462	3.2
Containers, Packaging & Glass	25,227,891	3.1	25,329,872	3.0
Automotive	24,194,235	3.0	24,512,807	2.9
Media: Diversified & Production	20,524,304	2.5	21,886,325	2.6
Consumer Goods: Non-Durable	20,925,794	2.6	21,241,067	2.6
Environmental Industries	19,064,227	2.3	20,256,052	2.4
Construction & Building	15,970,504	1.9	17,521,014	2.1
Consumer Goods: Durable	15,105,349	1.8	15,118,365	1.8
Media: Broadcasting & Subscription	14,927,621	1.8	15,019,941	1.8
Retail	14,389,584	1.8	14,416,081	1.7
Telecommunications	13,476,372	1.6	13,778,898	1.7
Insurance	12,192,503	1.5	12,238,811	1.5
Real Estate	10,644,272	1.3	10,863,204	1.3
Transportation: Cargo	10,508,551	1.3	10,734,350	1.3
Chemicals, Plastics & Rubber	8,441,194	1.0	8,996,750	1.1
Utilities: Electric	8,478,000	1.0	8,138,880	1.0
Media: Advertising, Printing & Publishing	5,918,148	0.7	6,020,680	0.7
Hotel, Gaming & Leisure	4,664,328	0.6	4,801,257	0.6
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0

Total	$821,262,924	100.0%	$831,578,071	100.0%

  (1)
  Represents equity investment in ABCS, as defined in Note 3.

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2016 (with corresponding percentage of total portfolio investments):

	As of December 31, 2016
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$39,698,543	37.4%	$39,904,504	37.0%
Media: Diversified & Production	15,345,715	14.4	16,046,808	14.9
Capital Equipment	14,818,168	14.0	15,025,919	13.9
Healthcare & Pharmaceuticals	14,438,471	13.6	14,580,515	13.5
Services: Business	12,259,926	11.5	12,395,025	11.5
Telecommunications	8,511,592	8.0	8,792,394	8.1
Chemicals, Plastics & Rubber	1,179,084	1.1	1,196,843	1.1

Total	$106,251,499	100.0%	$107,942,008	100.0%

Antares Bain Capital Complete Financing Solution

              The Company has entered into a limited liability company agreement with Antares Midco Inc. ("Antares") to invest in ABC Complete Financing Solution LLC. ABC Complete Financing Solution LLC, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABC Complete Financing Solution LLC's principal purpose is to make investments through its wholly owned subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"), primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations.

              The Company and Antares, as members of ABCS, have agreed to contribute capital up to (subject to the terms of their agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with the Company and Antares contributing up to $425.0 million and $525.0 million, respectively. ABCS is capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions are funded after they have been approved.

              Investment decisions of ABCS require the consent of both the Investment Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Investment Advisor and Antares source investments for ABCS. The affairs of the Company are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

              On November 29, 2017, ABCS called $384.4 million from its members and used a portion of the proceeds of the capital call to purchase 100% of the equity interest in Antares Bain Capital Complete Financing Solution LLC. At the time of the purchase Antares Bain Capital Complete Financing Solution LLC held investments in 14 different borrowers.

              As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130

Total Investments	$950,000,000	$397,994,158	$552,005,842

              ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the "ABCS Facility"). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of December 31, 2017, the ABCS Facility had $592.1 million of outstanding debt under the credit facility. As of December 31, 2017, the effective rate on the ABCS Facility was 4.30% per annum.

              As of December 31, 2017, ABCS held total investments at fair value of $956.2 million. As of December 31, 2017, ABCS's portfolio was comprised of senior secured unitranche loans to 14 different borrowers. As of December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS's portfolio, followed by a portfolio listing as of December 31, 2017:

As of December 31, 2017
Total first lien senior secured loans (1)	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.1%
Largest loan to a single borrower (1)	$106,231,058
Total of five largest loans to borrowers (1)	$465,635,606
Number of borrowers in the ABCS	14
Commitments to fund delayed draw loans (3)	$25,087,777

(1)
At principal amount.
(2)
Based on par amount.
(3)
As discussed above, these commitments have been approved by ABCS.

              Below is certain summarized financial information for ABCS as of December 31, 2017 and for the period from November 29, 2017 through December 31, 2017:

Selected Balance Sheet Information

As of
December 31, 2017
Loans	$956,184,609
Cash, restricted cash and other assets	33,348,801

Total assets	$989,533,410

Debt (1)	$587,657,029
Other liabilities	3,340,372

Total liabilities	$590,997,401

Members' equity	398,536,009

Total liabilities and members' equity	$989,533,410

(1)
Net of $4.5 million deferred financing costs for the ABCS Facility, as of December 31, 2017.

Selected Statement of Operations Information

For the Period From November 29, 2017 through
December 31, 2017
Interest Income	$6,815,586
Fee income	19,172

Total revenues	$6,834,758
Credit facility expenses (1)	3,192,066
Other fees and expenses	3,100,844

Total expenses	$6,292,910

Net investment income	541,848
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—

Net increase in members' capital from operations	$541,848

(1)
As of December 31, 2017, the ABCS Facility had $592.1 million of outstanding debt under its credit facility.

Loan Origination and Structuring Fees

              ABCS is obligated to pay sourcing fees to the applicable member affiliate which sources the deal. For the period from November 29, 2017 through December 31, 2017, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments
As of December 31, 2017

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L + 6.50%	8.17%	6/30/2022	$11,294,304	$11,294,304	$11,294,304

Total Capital Equipment					11,294,304	11,294,304
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L + 6.50%	8.08%	2/1/2021	$12,191,184	12,191,184	12,191,184

Total Chemicals, Plastics & Rubber					12,191,184	12,191,184
Consumer Goods: Non-Durable
Solaray, LLC	L + 6.50%	8.07%	9/9/2023	$15,496,531	15,496,531	15,496,531

Total Consumer Goods: Non-Durable					15,496,531	15,496,531
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L + 6.50%	8.19%	12/20/2022	$6,228,599	6,228,599	6,228,599

Total Media: Advertising, Printing & Publishing					6,228,599	6,228,599
Services: Business
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$2,631,338	2,631,338	2,631,338

Total Services: Business					2,631,338	2,631,338
Transportation: Consumer
Direct Travel, Inc.	L + 6.50%	8.01%	12/1/2021	$7,654,382	7,654,382	7,654,382

Total Transportation: Consumer					7,654,382	7,654,382

Total Delayed Draw Term Loan					$55,496,338	$55,496,338

First Lien Senior Secured Loan
Banking
Tidel Engineering, L.P.	L + 6.25%	7.94%	3/1/2024	$80,924,185	80,924,185	80,924,185

Total Banking					80,924,185	80,924,185
Capital Equipment
Winchester Electronics Corporation	L + 6.50%	8.19%	6/30/2022	$75,343,060	75,272,510	75,272,510

Total Capital Equipment					75,272,510	75,272,510
Chemicals, Plastics & Rubber
AP Plastics Group, LLC (3)	L + 6.25%	7.63%	8/1/2022	$50,972,104	50,972,104	50,972,104
PRCC Holdings, Inc. (5)	L + 6.50%	8.08%	2/1/2021	$75,780,714	75,780,714	75,780,714

Total Chemicals, Plastics & Rubber					126,752,818	126,752,818

Construction & Building
Stanton Carpet Corp. (7)	L + 6.50%	8.07%	11/21/2022	$65,131,658	65,131,658	65,131,658

Total Construction & Building					65,131,658	65,131,658
Consumer Goods: Non-Durable
Solaray, LLC	L + 6.50%	8.00%	9/9/2023	$86,461,350	86,179,604	86,179,604

Total Consumer Goods: Non-Durable					86,179,604	86,179,604
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L + 6.50%	8.19%	12/20/2022	$76,608,806	76,608,806	76,608,806
Cruz Bay Publishing, Inc.	L + 5.75%	7.13%	6/6/2019	$12,170,869	12,170,869	12,170,869
Cruz Bay Publishing, Inc. (4)	L + 6.75%	8.47%	6/6/2019	$4,064,416	4,064,416	4,064,416

Total Media: Advertising, Printing & Publishing					92,844,091	92,844,091
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L + 6.75%	8.44%	6/15/2022	$35,840,087	35,840,087	35,840,087

Total Media: Diversified & Production					35,840,087	35,840,087
Retail
Batteries Plus Holding Corporation	L + 6.50%	8.32%	7/6/2022	$68,677,806	68,677,806	68,677,806

Total Retail					68,677,806	68,677,806
Services: Business
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$8,152,786	8,152,786	8,152,786
McKissock, LLC	L + 6.00%	7.94%	8/5/2019	$17,100,285	17,100,285	17,100,285
TEI Holdings Inc. (8)	L + 6.50%	8.13%	12/20/2023	$74,173,614	74,173,614	74,173,614

Total Services: Business					99,426,685	99,426,685
Transportation: Cargo
ENC Holding Corporation	L + 6.50%	8.05%	2/8/2023	$71,062,151	71,062,151	71,062,151

Total Transportation: Cargo					71,062,151	71,062,151
Transportation: Consumer
Direct Travel, Inc.	L + 6.50%	7.95%	12/1/2021	$98,576,676	98,576,676	98,576,676

Total Transportation: Consumer					98,576,676	98,576,676

Total First Lien Senior Secured Loan					$900,688,271	$900,688,271

Total Corporate Debt					$956,184,609	$956,184,609

Total Investments					$956,184,609	$956,184,609

    (1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") or the Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

    (2) Fair Value determined by the Advisor.

    (3) $128,932 of the total par amount for this security is at P + 5.25%.

    (4) $52,785 of the total par amount for this security is at P + 5.75%.

    (5) $393,462 of the total par amount for this security is at P + 5.50%.

    (6) $62,615 of the total par amount for this security is at P + 5.50%.

    (7) $163,237 of the total par amount for this security is at P + 5.50%.

    (8) $186,836 of the total par amount for this security is at P + 5.50%.

Note 4. Fair Value Measurements

Fair Value Disclosures

              The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loan	$—	$269,980,309	$215,339,087	$485,319,396
First Lien Last Out Loan	—	—	30,515,994	30,515,994
Second Lien Senior Secured Loan	—	32,745,280	84,722,132	117,467,412
Corporate Bond	—	8,138,880	—	8,138,880
Investment Vehicles (1)	—	—	178,409,807	178,409,807
Equity Interest (1)	—	—	9,763,092	9,763,092
Preferred Equity	—	—	1,963,490	1,963,490

Total Investments	$—	$310,864,469	$520,713,602	$831,578,071

Cash equivalents	$133,639,685	$—	$—	$133,639,685

Forward currency exchange contracts (liability)	$—	$(3,504,814)	$—	$(3,504,814)

(1)
Represents equity investment in ABCS.

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

              The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	First Lien Senior Secured Loan	First Lien Last Out Loan	Second Lien Senior Secured Loan	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$—	$—	$—	$—	$32,735,307
Purchases of investments and other adjustments to cost	184,468,206	29,300,933	76,104,870	178,052,287	10,592,759	1,952,880	480,471,936
Net accretion of discounts (amortization of premiums)	356,293	29,000	72,563	—	—	—	457,856
Proceeds from principal repayments and sales of investments	(27,291,494)	—	—	—	(1,365,040)	—	(28,656,534)
Net change in unrealized appreciation on investments	4,618,395	1,186,061	1,449,493	357,519	535,373	10,610	8,157,451
Net realized gains on investments	22,797	—	—	—	—	—	22,797
Transfers to Level 3	20,429,583	—	7,095,206	—	—	—	27,524,789

Balance as of December 31, 2017	$215,339,087	$30,515,994	$84,722,132	$178,409,807	$9,763,092	$1,963,490	$520,713,602

Change in unrealized appreciation attributable to investments still held at December 31, 2017	$4,768,395	$1,186,061	$1,449,493	$357,519	$357,519	$10,610	$8,307,451

(1)
Represents equity investment in ABCS.

              Transfers between levels, if any, are recognized at the beginning of the reporting period in which transfers occur. For the year ended December 31, 2017, transfers to Level 3 were primarily due to decreased price transparency.

              The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	First Lien Senior Secured Loan	Total investments
Balance as of January 1, 2016	$—	$—
Purchases of investments and other adjustments to cost	32,517,460	32,517,460
Net change in unrealized appreciation on investments	205,332	205,332
Net accretion of discounts (amortization of premiums)	12,515	12,515

Balance as of December 31, 2016	$32,735,307	$32,735,307

Change in unrealized appreciation attributable to investments still held at December 31, 2016	$205,332	$205,332

              Transfers between levels, if any, are recognized at the beginning of the reporting period in which transfers occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2016.

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

	As of December 31, 2017
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loan	$151,863,260	Discounted Cash Flows	Comparative Yields	3.3%-9.9% (7.6%)
First Lien Senior Secured Loan	1,837,216	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Last Out Loan	20,256,052	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Second Lien Senior Secured Loan	48,767,181	Discounted Cash Flows	Comparative Yields	8.6%-12.5% (9.9%)
Equity Interest	8,263,092	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	1,963,490	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)

Total investments	$232,950,291

(1)
Included within the Level 3 assets of $520,713,602 is an amount of $287,763,311 in which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions). Of the $287,763,311, $178,409,807 is due to the equity investment in ABCS.

(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

              As of December 31, 2016, the valuation of Level 3 assets was based on recent transactions, and as such, the Advisor did not develop any unobservable inputs.

              The Company used the discounted cash flows approach and comparable company multiple to determine the fair value of certain Level 3 assets as of December 31, 2017. The significant unobservable input used in the discounted cash flows approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the comparable company multiple approach is the multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

              The fair value of the Company's Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2017 and December 31, 2016, approximates its carrying value.

Note 5. Related Party Transactions

Investment Advisory Agreement

              The Company has agreed to repay the Advisor for initial organizational costs incurred prior to the commencement of our operations up to a maximum of $1.5 million and operating costs incurred prior to the commencement of our operations. During the period from October 5, 2015 (date of inception) to October 13, 2016, $0.5 million of the Company's expenses were paid by a related party of the Advisor and were reimbursed by the Company after the commencement of operations. There was no outstanding payable and $0.2 million payable to the Advisor to repay initial organizational costs included in "Accounts payable and accrued expenses" on the consolidated statements of assets and liabilities as of December 31, 2017 and December 31, 2016, respectively.

              The Company has entered into an investment advisory agreement as of October 6, 2016, (the "Investment Advisory Agreement") with the Advisor, pursuant to which the Advisor manages the Company's investment program and related activities.

Base Management Fee

              The Company pays the Advisor a base management fee (the "Base Management Fee"), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated.

              The Advisor, however, has agreed to waive its right to receive Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company's expenses) during any period prior to a Qualified IPO. A "Qualified IPO" is an initial public offering of the Company's common stock that results in an unaffiliated public float of at least the lower of (A) $75 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board.

              For the years ended December 31, 2017 and December 31, 2016, Base Management Fee charged amounted to $2.9 million and $0.2 million, respectively. As of December 31, 2017 and December 31, 2016, $1.2 million and $0.2 million remained payable, respectively.

Incentive Fee

              The incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

              The first part, the income incentive fee, is calculated and payable quarterly in arrears and equals:

(a)	100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the "Hurdle"), until the Advisor has received a "catch-up" equal to:
	(i)	15% of the pre-incentive fee net investment income for the current quarter prior to a Qualified IPO, or
	(ii)	17.5% of the pre-incentive fee net investment income for the current quarter after a Qualified IPO; and
(b)	(i)	15% of all remaining pre-incentive fee net investment income above the "catch-up" prior to a Qualified IPO, or
	(ii)	17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after a Qualified IPO.

              The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), and equals:

(a)	prior to a Qualified IPO, 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains"), or
(b)	after a Qualified IPO, 17.5% of the Cumulative Capital Gains.

Incentive Fee on Pre-Incentive Fee Net Investment Income

              Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount ("OID"), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

              Pre-incentive fee net investment income will be compared to a "Hurdle Amount" equal to the product of (i) the "hurdle rate" of 1.5% per quarter (6% annualized) and (ii) the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, the Company may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash but including assets purchased with borrowed amounts) used to calculate the Base Management Fee.

              Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•
no income incentive fee in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the Hurdle Amount;

•
100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the "Pre-Qualified IPO Catch-Up Amount") determined on a quarterly basis by multiplying 1.7647% by the Company's net asset value at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•
for any calendar quarter in which the Company's pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company's pre-incentive fee net investment income for the calendar quarter.

              On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•
no income incentive fee in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the Hurdle Amount;

•
100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the "Post-Qualified IPO Catch-Up Amount") determined on a quarterly basis by multiplying 1.8182% by the Company's net asset value at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•
for any calendar quarter in which the Company's pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company's pre-incentive fee net investment income for the calendar quarter.

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

              There was no income incentive fee payable to the Advisor under the Investment Advisory Agreement as of December 31, 2017 and December 31, 2016.

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

              If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company's realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

              There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of December 31, 2017 and December 31, 2016.

              U.S. GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement ("GAAP Incentive Fee"). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment advisory agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

              For the years ended December 31, 2017 and December 31, 2016, the Company incurred $0.8 million and $0.3 million, respectively, of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2017 and December 31, 2016, there was $1.0 million and $0.3 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

              The Company has entered into an administration agreement (the "Administration Agreement") with the Advisor (in such capacity, the "Administrator"), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Co-investments

              We may invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC on August 23, 2016 (the "Order"). Under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors' approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

              The Advisor has made commitments of $10.8 million and $10.7 million to the Company as of December 31, 2017 and December 31, 2016, respectively, of which $4.8 million and $2.7 million have been called by the Company as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Advisor held 241,527.73 and 133,355.50 shares of the Company, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million and $497.1 million as of December 31, 2017 and December 31, 2016, respectively, of which $222.1 million and $99.4 million, respectively, has been called by the Company as of December 31, 2017 and December 31, 2016, respectively. These investors held 11,070,200.25 and 4,971,069.30 shares of the Company at December 31, 2017 and December 31, 2016, respectively.

Controlled Affiliate Investments

              Transactions during the year ended December 31, 2017 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2016	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2017	Dividend and Interest Income	Other Income
Antares Bain Capital Complete Financing Solution LLC(1)	$178,052,288	$-	$178,052,288	$-	$357,519	$178,409,807	$-	$-
BCC Jetstream Holdings Aviation (On II), LLC(1)	-	-	-	-	-	-	-	-
BCC Jetstream Holdings Aviation (On II), LLC	324,214	-	368,588	(44,374)	100,047	424,261	-	1,115
BCC Jetstream Holdings Aviation (On II), LLC	1,837,216	-	2,088,667	(251,451)	-	1,837,216	55,308	6,318
BCC Jetstream Holdings Aviation (Off I), LLC	7,403,505	-	8,724,172	(1,320,667)	435,326	7,838,831	-	33,183

Total	$187,617,223	$-	$189,233,715	$(1,616,492)	$892,892	$188,510,115	$55,308	$40,616

(1)    Non-Income Producing.

Note 6. Borrowings

              In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and 2016, the Company's asset coverage ratio based on aggregated borrowings outstanding was 2.12 to 1 and 2.87 to 1, respectively.

              The Company's outstanding borrowings as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017			As of December 31, 2016

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value

Revolving Credit Facility	$150,000,000	$150,000,000	$150,000,000	$150,000,000	$59,100,000	$59,100,000
BCSF Revolving Credit Facility	500,000,000	301,000,000	301,000,000	—	—	—

Total Debt	$650,000,000	$451,000,000	$451,000,000	$150,000,000	$59,100,000	$59,100,000

              The combined weighted average interest rates (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2017 and 2016 are 3.40% and 2.16%, respectively.

              The following table shows the contractual maturities of our debt obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Credit Facility	$150,000,000	$—	$150,000,000	$—	—
BCSF Revolving Credit Facility	301,000,000	—	—	301,000,000	—

Total Debt Obligations	$451,000,000	$—	$150,000,000	$301,000,000	—

Revolving Credit Agreement

              On December 22, 2016, we entered into the revolving credit agreement ("Revolving Credit Agreement"). The maximum commitment amount under the revolving credit facility (the "Revolving Credit Facility") is $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of Sumitomo Mitsui Banking Corporation ("SMBC") or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2017 and December 31, 2016, we were in compliance with these covenants. The Company's obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

              Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of:

(a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the Subscription Agreements, as defined in Note 9, terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

              As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2016, we had $59.1 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

              Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

              For the years ended December 31, 2017 and December 31, 2016, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2017	2016 (1)
Borrowing interest expense	$672,822	$10,644
Unused facility fee	254,263	7,348
Amortization of deferred financing costs and upfront commitment fees	365,924	9,023

Total interest and debt financing expenses	$1,293,009	$27,015

  (1)
  The Company commenced operations on October 13, 2016.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2017, the Company was in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2017, there were $301.0 million borrowings under the BCSF Revolving Credit Facility and were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

              Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

              For the years ended December 31, 2017 and December 31, 2016, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2017	2016
Borrowing interest expense	$1,704,425	$—
Unused facility fee	241,200	—
Amortization of deferred financing costs and upfront commitment fees	376,100	—

Total interest and debt financing expenses	$2,321,725	$—

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

              The Company may enter into forward currency exchange contracts to reduce the Company's exposure in foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The Company did not hold any derivatives as of, or for the year ended, December 31, 2016. The fair value of derivative contracts open as of December 31, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $4.4 million with the counterparties on foreign currency exchange contracts at December 31, 2017. The Company did not post or receive collateral related to foreign currency exchange contracts at December 31, 2016. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

              For the year ended December 31, 2017, the Company's average U.S. dollar notional exposure to forward currency exchange contracts was $43.2 million. The Company did not hold any forward currency exchange contracts as of, or for the year ended, December 31, 2016.

              By using derivative instruments, the Company is exposed to the counterparty's credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company's exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

              The Company presents forward currency exchange contracts on a net basis by counterparty on the consolidated statements of assets and liabilities. The Company has elected not to offset assets and liabilities in the consolidated statements of assets and liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other arrangement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty's rights and obligations.

              The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2017. The Company did not have any offsetting assets and liabilities as of December 31, 2016.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(2,877,294)	$(2,877,294)	$2,877,294	$—
Citibank	Unrealized depreciation on forward currency contracts	—	(627,520)	(627,520)	627,520	—

  (1)
  Amount excludes excess cash collateral paid.

  (2)
  Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

              The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2017 and December 31, 2016 was as follows:

	For the Years Ended December 31,
	2017	2016
Net realized loss on forward currency exchange contracts	$(221,928)	$-
Net change in unrealized depreciation on forward currency exchange contracts	(3,504,814)	-

Total net realized and unrealized losses on forward currency exchange contracts	$(3,726,742)	$-

Note 8. Distributions

              The Company's distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742,502

Total distributions declared			$0.70	$16,892,213

              The following table summarizes distributions declared during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363

Total distributions declared			$0.015	$82,363

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

              Since October 2016, the Company has issued 24,975,812.40 shares in the private placement of the Company's common shares (the "Private Offering"). Each investor has entered into a separate subscription agreement relating to our common stock (the "Subscription Agreements"). Each investor has made a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company's common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company's fiscal quarter or such other date and price per share as determined by the Board. As of December 31, 2017 and December 31, 2016, aggregate commitments relating to the Private Offering were $1.3 billion and $546.4 million, respectively. The remaining unfunded capital commitments related to these Subscription Agreements totaled $752.6 million and $436.6 million as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, BCSF Advisors, LP contributed in aggregate $4.8 million to the Company and received 241,527.73 shares of the Company and contributed $2.7 million to the Company and received 133,355.50 shares of the Company, respectively. At December 31, 2017 and December 31, 2016, BCSF Advisors, LP owned 0.97% and 2.43%, respectively, of the outstanding common shares of the Company.

              The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2017		2016 (1)
	Shares	Amount	Shares	Amount
Total capital drawdowns	19,412,229.60	$392,735,221	5,490,882.30	$109,817,646
Dividend reinvestment	72,700.50	1,475,620	—	—

Total capital drawdowns and dividend reinvestment	19,484,930.10	$394,210,841	5,490,882.30	$109,817,646

(1)
The Company commenced operations on October 13, 2016.

Note 10. Income Tax

              For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2017 and December 31, 2016 were as follows:

	For the Year Ended December 31,
	2017	2016
Distributions paid from:
Ordinary Income	$16,892,213	$82,363
Net Long-Term Capital Gains	—	—

Total Taxable Distributions	$16,892,213	$82,363

              The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2017	2016
Net increase in net assets resulting from operations	$19,299,942	$608,975
Net change in unrealized appreciation (depreciation)	(5,148,118)	(1,690,509)
Expenses not currently deductible	1,093,567	253,576
Income for tax but not book	2,144,121	919,326

Taxable/Distributable Income (1)	$17,389,512	$91,368

(1)
The calculation of estimated 2017 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2017 taxable income will not be finally determined until the Company's 2017 tax return is filed in 2018 (and, therefore, such estimate is subject to change).

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

              As of December 31, 2017 and December 31, 2016, the Company's aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2017	2016
Tax cost	$821,849,644	$106,251,499
Gross unrealized appreciation	14,857,169	1,692,928
Gross unrealized depreciation	(8,018,542)	(2,419)

Net unrealized appreciation on investments	$6,838,627	$1,690,509

              ASC Topic 740 (Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2017, all tax filings of the Company since the inception on October 5, 2015 remain subject to examination by tax authorities.

              The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company's consolidated statements of operations for the year ended December 31, 2017.

              Prior to election to be treated as a RIC, the Company may be subject to income tax. The Company did not qualify to be subject to be taxed as a RIC for the period October 5, 2015 to December 31, 2015. The Company had not commenced operations and did not incur any tax liabilities for the period October 5, 2015 to December 31, 2015.

Note 11. Commitments and Contingencies

Commitments

              The Company's investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

              As of December 31, 2017, the Company had $111.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)(3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D's LLC — Revolver	12/15/2023	843,289
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316

Total First Lien Senior Secured Loans		$93,544,434

Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716

Total Second Lien Senior Secured Loans		$8,000,716

Other Unfunded Commitments

BCC Jetstream Holdings Aviation (On II), LLC		9,735,064

Total Other Unfunded Commitments		$9,735,064

Total		$111,280,214

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate at December 31, 2017.

(3)
Unfunded commitments represent unfunded commitments to fund investments.

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

Contingencies

              In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company's maximum exposure under these indemnities is unknown as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

Note 12. Earnings Per Share

              In accordance with the provisions of ASC Topic 260, Earnings per Share ("ASC 260"), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2017 and December 31, 2016, there were no dilutive shares.

              The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
Basic and diluted	2017	2016 (1)
Net increase in net assets resulting from operations	$19,299,942	$608,975
Weighted average common shares outstanding	19,548,037	1,200,974
Earnings per common share	$0.99	$0.51

(1)
The Company commenced operations on October 13, 2016.

Note 13. Financial Highlights

              The following is a schedule of financial highlights for the years ended December 31, 2017 and December 31, 2016:

	For the Year Ended December 31,
	2017	2016
Per share data:
Net asset value at beginning of period	$20.10	$—
Net investment income (loss) (1)	0.73	(0.90)
Net realized gain (1)(7)	0.00	—
Net change in unrealized appreciation (depreciation) (1)(2)(8)	0.17	1.01

Net increase in net assets resulting from operations (1)(9)(10)	0.90	0.11
Stockholder distributions from net investment income (3)	(0.70)	(0.01)
Issuance of common stock	—	20.00

Net asset value at end of period	$20.30	$20.10

Net assets at end of period	$506,962,828	$110,344,258
Shares outstanding at end of period	24,975,812.40	5,490,882.30
Total return based on net asset value (4)	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)	2.38%	7.18%
Ratio of incentive fees to average net assets (5)	0.19%	1.07%
Average debt outstanding	$67,252,515	$484,426
Portfolio turnover (6)	18.57%	1.71%
Total committed capital, end of period	$1,255,119,125	$546,419,790
Ratio of total contributed capital to total committed capital, end of period	40.04%	20.10%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)
The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Company's dividend reinvestment plan. For the year ended December 31, 2016, total return has not been annualized.
(5)
The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)
Net realized gain includes net realized gain on investments, net realized loss on forward currency exchange contracts and net realized loss on foreign currency transactions.
(8)
Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation on investments, net change in unrealized depreciation on forward currency exchange contracts and net change in unrealized appreciation on foreign currency translation.

(9)
The sum of quarterly per share amounts may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to rounding.

Note 14. Selected Quarterly Financial Data (unaudited)

              The following are the quarterly results of operations as of and for the years ended December 31, 2017 and December 31, 2016. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for the Quarter Ended December 31, 2017	As of and for the Quarter Ended September 30, 2017	As of and for the Quarter Ended June 30, 2017	As of and for the Quarter Ended March 31, 2017
Total investment income	$10,016,446	$7,817,100	$4,529,172	$2,242,416
Net investment income before taxes	$4,823,251	$5,601,912	$2,794,390	$989,652
Excise tax expense	$4,882	$—	$—	$—
Net investment income after taxes	$4,818,369	$5,601,912	$2,794,390	$989,652
Net realized and unrealized gain	$2,096,794	$1,600,027	$775,941	$622,857
Net increase in net assets resulting from operations	$6,915,163	$7,201,939	$3,570,331	$1,612,509
Net realized and unrealized gain per share — basic and diluted	$0.08	$0.06	$0.05	$0.06
Net increase in net assets resulting from operations per share — basic and diluted	$0.28	$0.29	$0.21	$0.15
Net asset value per share at period end	$20.30	$20.33	$20.25	$20.24

	As of and for the Quarter Ended December 31, 2016	As of and for the Quarter Ended September 30, 2016	As of and for the Quarter Ended June 30, 2016	As of and for the Quarter Ended March 31, 2016
Total investment income	$868,550	$—	$—	$—
Net investment loss	$(223,135)	$(858,399)	$—	$—
Net realized and unrealized gain	$1,690,509	$—	$—	$—
Net increase (decrease) in net assets resulting from operations	$1,467,374	$(858,399)	$—	$—
Net realized and unrealized gain per share — basic and diluted	$0.35	$—	$—	$—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.31	$(858.40)	$—	$—
Net asset value per share at period end	$20.10	$(858.40)	$—	$—

Note 15. Subsequent Events

              On January 17, 2018, the Company delivered a capital drawdown notice to its investors due on January 31, 2018 relating to the sale of 6,163,523.61 shares of the Company's common stock, par value $0.001 per share for an aggregate offering price of $125,427,705.50. The Company has received all proceeds from the sale. With this sale, approximately half of the Company's total commitments will be drawn.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.

Date: March 16, 2018	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer
Date: March 16, 2018	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD Michael A. Ewald	Director, President & Chief Executive Officer	March 16, 2018
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	March 16, 2018
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Director & Chairman	March 16, 2018
/s/ DAVID G. FUBINI David G. Fubini	Director	March 16, 2018
/s/ THOMAS A. HOUGH Thomas A. Hough	Director	March 16, 2018
/s/ JAY MARGOLIS Jay Margolis	Director	March 16, 2018