Form 10-Q
period 2018-03-31
Bain Capital Specialty Finance, Inc.
filed 2018-05-10
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of May 10, 2018, the registrant had 37,365,170.28 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2017 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $711,006,590 and $633,645,701, respectively)	$723,004,699	$643,067,956
Controlled affiliate investments (amortized cost of $189,605,470 and $187,617,223, respectively)	192,363,591	188,510,115
Cash and cash equivalents	120,425,021	139,506,289
Foreign cash (cost of $2,305,610 and $1,383,845, respectively)	2,315,865	1,411,855
Collateral on forward currency exchange contracts	7,873,735	4,421,968
Deferred financing costs	5,455,132	5,808,726
Interest receivable on investments	3,052,319	2,888,847
Prepaid insurance	93,160	137,785
Receivable for sales and paydowns of investments	896,581	2,497,769
Distribution receivable	1,005,009	—
Dividend receivable	4,639,124	—
Total Assets	$1,061,124,236	$988,251,310

Liabilities
Revolving credit facilities	$389,398,750	$451,000,000
Interest payable	660,980	815,402
Payable for investments purchased	17,652,836	14,814,984
Unrealized depreciation on forward currency exchange contracts	2,563,323	3,504,814
Base management fee payable	1,623,781	1,244,033
Incentive fee payable	3,022,467	1,017,919
Accounts payable and accrued expenses	1,122,881	1,143,946
Excise tax payable	—	4,882
Distributions payable	10,609,643	7,742,502
Total Liabilities	426,654,661	481,288,482

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 31,204,831 and 24,975,812 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	31,205	24,976
Paid in capital in excess of par value	630,284,377	503,533,321
Accumulated undistributed net investment income (loss)	(5,305,002)	(3,469,772)
Accumulated undistributed net realized gain (loss)	(2,744,862)	35,676
Net unrealized appreciation	12,203,857	6,838,627
Total Net Assets	634,469,575	506,962,828
Total Liabilities and Total Net assets	$1,061,124,236	$988,251,310

Net asset value per share	$20.33	$20.30

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$12,615,297	$2,242,416
Other income	114,004	—
Total investment income from non-controlled/non-affiliate investments	12,729,301	2,242,416
Investment income from controlled affiliate investments:
Interest from investments	21,288	—
Dividend income	4,707,978	—
Total investment income from controlled affiliate investments	4,729,266	—
Total investment income	17,458,567	2,242,416

Expenses
Interest and debt financing expenses	$4,288,897	$195,477
Amortization of deferred offering costs	—	103,845
Base management fee	1,623,781	266,584
Incentive fee	2,004,548	93,428
Professional fees	523,677	413,539
Directors fees	68,250	67,812
Other general and administrative expenses	174,692	112,079
Total expenses	8,683,845	1,252,764
Net investment income before taxes	8,774,722	989,652
Excise tax expense	309	—
Net investment income after taxes	8,774,413	989,652

Net realized and unrealized gains (losses)
Net realized gain on non-controlled/non-affiliate investments	257,702	120,132
Net realized gain on foreign currency transactions	279,145	64,701
Net realized loss on forward currency exchange contracts	(3,317,385)	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(17,344)	(15,064)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	941,491	(261,684)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	2,575,854	714,772
Net change in unrealized appreciation on controlled affiliate investments	1,865,229	—
Total net gains	2,584,692	622,857

Net increase in net assets resulting from operations	$11,359,105	$1,612,509

Per Common Share Data
Basic and diluted net investment income per common share	$0.30	$0.09
Basic and diluted increase in net assets resulting from operations per common share	$0.39	$0.15
Basic and diluted weighted average common shares outstanding	29,133,586	10,880,456

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Operations:
Net investment income	$8,774,413	$989,652
Net realized gain (loss)	(2,780,538)	184,833
Net change in unrealized appreciation	5,365,230	438,024
Net increase in net assets resulting from operations	11,359,105	1,612,509
Stockholder distributions:
Distributions from net investment income	(10,609,643)	—
Net decrease in net assets resulting from stockholder distributions	(10,609,643)	—
Capital share transactions:
Issuance of common stock	125,427,706	227,513,324
Reinvestment of stockholder distributions	1,329,579	1,264
Net increase in net assets resulting from capital share transactions	126,757,285	227,514,588

Total increase in net assets	127,506,747	229,127,097
Net assets at beginning of period	506,962,828	110,344,258
Net assets at end of period	$634,469,575	$339,471,355

Net asset value per common share	$20.33	$20.24
Common stock outstanding at end of period	31,204,831	16,772,175

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,359,105	$1,612,509
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(140,927,335)	(69,735,432)
Proceeds from principal payments and sales of investments	66,582,086	1,117,093
Net realized gain from investments	(257,702)	(120,132)
Net realized gain on foreign currency transactions	(279,145)	—
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(941,491)	261,684
Net change in unrealized appreciation on investments	(4,441,083)	(714,772)
Net change in unrealized depreciation on foreign currency translation	17,344	15,064
Accretion of discounts and amortization of premiums	(334,745)	(137,944)
Amortization of deferred financing costs and upfront commitment fees	353,594	90,228
Amortization of deferred offering costs	—	103,845
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(3,451,767)	—
Interest receivable on investments	(163,472)	(20,820)
Prepaid insurance	44,625	48,547
Dividend receivable	(4,639,124)	—
Distribution receivable	(1,005,009)	—
Other assets	—	5,723
Interest payable	(154,422)	53,799
Base management fee payable	379,748	88,380
Incentive fee payable	2,004,548	93,429
Accounts payable and accrued expenses	(21,065)	57,782
Excise tax payable	(4,882)	—
Net cash used in operating activities	(75,880,192)	(67,181,017)

Cash flows from financing activities
Borrowings on revolving credit facilities	59,000,000	3,859,900
Repayments on revolving credit facilities	(120,601,250)	(62,959,900)
Proceeds from issuance of common stock	125,427,706	227,513,324
Stockholder distributions paid	(6,412,923)	(81,099)
Net cash provided by financing activities	57,413,533	168,332,225

Net increase (decrease) in cash, foreign cash and cash equivalents	(18,466,659)	101,151,208
Effect of foreign currency exchange rates	289,401	269,358
Cash, foreign cash and cash equivalents, beginning of period	140,918,144	66,732,154
Cash, foreign cash and cash equivalents, end of period	$122,740,886	$168,152,720

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,089,725	$50,502
Cash paid for excise taxes during the period	$5,191	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$1,329,579	$1,264

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2018

(Unaudited)

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 162.8%
Investments 144.3%
Non-Controlled/Non-Affiliate Investments 114.0%
Corporate Fixed Income 1.9%
Corporate Bond 1.9%
Utilities: Electric 1.9%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$13,478,000	$12,853,894	$11,725,860
Total Utilities: Electric					12,853,894	11,725,860
Total Corporate Bond					$12,853,894	$11,725,860
Total Corporate Fixed Income					$12,853,894	$11,725,860

Corporate Debt 111.5%
Delayed Draw Term Loan 0.5%
Capital Equipment 0.4%
Endries International, Inc.(3) (15) (19)	P+ 3.75%	8.50%	6/1/2023	$2,525,067	2,482,363	2,525,067
Total Capital Equipment					2,482,363	2,525,067
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC (2) (3) (5) (15) (19)	—	—	9/28/2023	$—	(3,974)	(10,005)
Total Healthcare & Pharmaceuticals					(3,974)	(10,005)
Media: Diversified & Production 0.1%
International Entertainment Investments Limited (3) (6) (18) (19)	GBP LIBOR+ 3.75%	4.26%	2/28/2022	£599,178	756,962	839,748
Total Media: Diversified & Production					756,962	839,748
Services: Business 0.0%
Lakeland Tours, LLC (3) (5) (15) (21)	—	—	12/16/2024	$—	(450)	1,866
Sovos Compliance, LLC (2) (3) (15) (19)	—	—	3/1/2022	$—	—	(48,387)
Total Services: Business					(450)	(46,521)
Total Delayed Draw Term Loan					$3,234,901	$3,308,289

First Lien Last Out Term Loan 4.8%
Environmental Industries 3.2%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+ 7.50%	8.02%	6/30/2024	£15,141,463	19,069,122	20,371,930
Total Environmental Industries					19,069,122	20,371,930
Healthcare & Pharmaceuticals 1.6%
Clinical Innovations, LLC (15) (19) (21) (22)	L+ 6.00%	7.88%	10/17/2023	$10,339,603	10,117,278	10,262,056
Total Healthcare & Pharmaceuticals					10,117,278	10,262,056
Total First Lien Last Out Term Loan					$29,186,400	$30,633,986

First Lien Senior Secured Loan 82.2%
Aerospace & Defense 3.1%
Anaren, Inc. (15) (19) (21)	L+ 4.50%	6.80%	2/18/2021	$2,503,048	2,513,430	2,503,048
Novetta, LLC (15)	L+ 5.00%	6.88%	10/17/2022	$3,844,461	3,773,056	3,738,739
Salient CRGT, Inc. (15) (19) (21)	L+ 5.75%	7.63%	2/28/2022	$3,616,344	3,558,107	3,661,548
StandardAero Aviation Holdings, Inc. (15) (21)	L+ 3.75%	5.63%	7/7/2022	$9,898,477	9,996,347	10,002,876
Total Aerospace & Defense					19,840,940	19,906,211
Automotive 2.8%
CST Buyer Company(15) (19) (21)	L+ 5.00%	7.45%	3/1/2023	$9,776,573	9,650,253	9,849,897
OEConnection LLC (15) (19) (21)	L+ 4.00%	6.46%	11/22/2024	$8,155,340	8,118,096	8,206,311
Total Automotive					17,768,349	18,056,208
Beverage, Food & Tobacco 0.8%
Restaurant Technologies, Inc. (15) (21)	L+ 4.75%	6.69%	11/23/2022	$5,253,387	5,210,726	5,246,820
Total Beverage, Food & Tobacco					5,210,726	5,246,820
Capital Equipment 4.0%
Dorner Manufacturing Corp. (15) (19) (21)	L+ 5.75%	7.63%	3/15/2023	$8,267,993	8,089,582	8,309,333
DXP Enterprises, Inc. (6) (15) (21)	L+ 5.50%	7.38%	8/29/2023	$5,217,242	5,169,693	5,240,067
Endries International, Inc. (15) (19) (21)	L+ 4.75%	6.46%	6/1/2023	$6,523,927	6,440,497	6,523,927
Wilsonart LLC (15) (21)	L+ 3.25%	5.56%	12/19/2023	$5,459,994	5,515,853	5,494,605

Total Capital Equipment					25,215,625	25,567,932
Chemicals, Plastics & Rubber 1.3%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+ 3.50%	5.38%	11/20/2023	$508,702	506,656	513,789
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+ 3.50%	5.38%	11/20/2023	$661,475	658,815	666,437
Niacet b.v. (6) (15) (19) (21)	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,855,457	4,123,454	4,775,223
Niacet Corporation (15) (19) (21)	L+ 4.50%	6.80%	2/1/2024	$2,217,600	2,198,702	2,228,688
Total Chemicals, Plastics & Rubber					7,487,627	8,184,137
Construction & Building 2.8%
Bolt Infrastructure Merger Sub, Inc. (15) (21)	L+ 3.50%	5.38%	6/21/2024	$2,690,704	2,678,952	2,722,656
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€2,825,002	3,077,840	3,481,533
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€8,574,506	9,179,876	10,567,221
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€915,945	1,040,239	1,128,811
Total Construction & Building					15,976,907	17,900,221
Consumer Goods: Durable 1.1%
Harbor Freight Tools USA, Inc. (16) (21)	L+ 2.50%	4.38%	8/18/2023	$6,962,500	7,008,334	6,980,387
Total Consumer Goods: Durable					7,008,334	6,980,387
Consumer Goods: Non-Durable 3.4%
FineLine Technologies, Inc. (15) (19) (21)	L+ 4.75%	7.04%	11/2/2022	$14,622,001	14,357,977	14,622,001
Kronos Acquisition Holdings Inc. (15) (21)	L+ 4.00%	5.88%	5/15/2023	$2,783,522	2,777,594	2,814,547
Melissa & Doug, LLC (15) (19) (21)	L+ 3.75%	6.05%	6/19/2024	$3,821,055	3,805,558	3,864,042
Total Consumer Goods: Non-Durable					20,941,129	21,300,590
Containers, Packaging & Glass 4.0%
BWAY Holding Company (18) (21)	L+ 3.25%	4.96%	4/3/2024	$12,909,962	12,906,803	12,989,307
CSP Technologies North America, LLC (15) (19) (21)	L+ 5.25%	7.55%	1/29/2022	$12,254,084	12,254,084	12,284,720
Total Containers, Packaging & Glass					25,160,887	25,274,027
Energy: Oil & Gas 6.8%
Blackbrush Oil & Gas, L.P. (15) (19) (21)	L+ 8.00%	10.06%	2/9/2024	$30,000,000	29,410,073	29,550,000
Keane Group, Inc. (6) (15) (19) (21)	L+ 7.25%	9.56%	8/18/2022	$13,758,811	13,637,749	13,758,811
Total Energy: Oil & Gas					43,047,822	43,308,811
Healthcare & Pharmaceuticals 4.0%
Drive DeVilbiss (15) (21)	L+ 5.50%	7.80%	1/3/2023	$6,671,033	6,171,001	6,237,416
Great Expressions Dental Centers PC (15) (19) (21)	L+ 4.75%	6.63%	9/28/2023	$8,043,510	7,944,338	7,922,857
Island Medical Management Holdings, LLC (15) (19) (21)	L+ 5.50%	7.80%	9/1/2022	$10,602,336	10,462,256	10,072,219
U.S. Anesthesia Partners, Inc. (15) (21)	L+ 3.00%	4.88%	6/23/2024	$1,178,395	1,174,670	1,185,760
Total Healthcare & Pharmaceuticals					25,752,265	25,418,252
High Tech Industries 17.3%
Lighthouse Network, LLC (15) (21)	L+ 4.50%	6.38%	11/29/2024	$16,210,263	16,135,551	16,372,366
Netsmart Technologies, Inc. (15) (21)	L+ 4.50%	6.38%	4/19/2023	$16,125,172	16,158,248	16,346,893
Park Place Technologies (15) (19) (21)	L+ 4.00%	5.88%	3/29/2025	$8,373,651	8,331,783	8,394,585
Qlik Technologies (15) (21)	L+ 3.50%	5.04%	4/26/2024	$17,872,462	17,827,000	17,665,821
SolarWinds Holdings, Inc. (18) (21)	L+ 3.00%	4.88%	2/5/2024	$14,874,937	14,969,988	14,959,531
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+ 5.00%	5.75%	3/8/2025	DKK 56,999,385	9,114,884	9,188,129
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+ 5.00%	6.03%	3/8/2025	NOK 74,019,870	9,165,025	9,203,751
Zywave, Inc. (15) (19) (21)	L+ 5.00%	7.18%	11/17/2022	$17,683,805	17,544,073	17,683,805
Total High Tech Industries					109,246,552	109,814,881
Hotel, Gaming & Leisure 3.6%
Captain D’s LLC (15) (19) (21)	L+ 4.50%	6.37%	12/15/2023	$13,506,993	13,379,547	13,371,923
Quidditch Acquisition, Inc. (15) (19) (21)	L+ 7.00%	8.84%	3/21/2025	$7,990,938	7,831,262	8,050,870
Tacala Investment Corp. (18) (21)	L+ 3.25%	4.91%	1/31/2025	$1,520,298	1,516,607	1,530,750
Total Hotel, Gaming, & Leisure					22,727,416	22,953,543
Insurance 1.6%
Alliant Holdings Intermediate, LLC (15) (21)	L+ 3.25%	5.13%	8/12/2022	$7,461,705	7,527,083	7,515,593
Wink Holdco, Inc. (15) (21)	L+ 3.00%	4.66%	12/2/2024	$2,612,624	2,606,890	2,606,908
Total Insurance					10,133,973	10,122,501
Media: Broadcasting & Subscription 2.7%
Micro Holding Corp. (18) (21)	L+ 3.75%	5.53%	9/13/2024	$17,072,771	17,033,022	17,097,663
Total Media: Broadcasting & Subscription					17,033,022	17,097,663
Media: Diversified & Production 2.4%
Deluxe Entertainment Services Group Inc. (15) (21)	L+ 5.50%	7.27%	2/28/2020	$4,831,940	4,641,921	4,787,645
International Entertainment Investments Limited (6) (18) (19) (21)	GBP LIBOR+ 3.75%	4.26%	5/31/2022	£7,673,114	9,319,071	10,753,869
Total Media: Diversified & Production					13,960,992	15,541,514
Real Estate 1.8%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+ 7.50%	8.50%	8/9/2021	€9,300,000	10,669,051	11,174,787

Total Real Estate					10,669,051	11,174,787
Retail 2.1%
CH Hold Corp. (15) (21)	L+ 3.00%	4.88%	2/1/2024	$1,509,818	1,507,162	1,521,612
Eyemart Express LLC (15) (21)	L+ 3.00%	4.75%	8/4/2024	$11,593,068	11,638,091	11,651,033
Total Retail					13,145,253	13,172,645
Services: Business 9.0%
Advantage Sales & Marketing Inc. (15) (21)	L+ 3.25%	5.02%	7/23/2021	$15,866,508	15,562,046	15,569,011
Comet Bidco Limited (6) (18)	GBP LIBOR+ 5.25%	5.75%	9/30/2024	£6,260,870	8,034,768	8,662,188
Genuine Financial Holdings LLC (15) (19) (21)	L+ 4.75%	7.25%	1/26/2023	$10,443,344	10,350,183	10,469,452
Lakeland Tours, LLC (15) (21)	L+ 4.00%	6.12%	12/16/2024	$2,265,805	2,260,193	2,288,463
New Insight Holdings, Inc. (15) (21)	L+ 5.50%	7.86%	12/20/2024	$10,646,788	10,128,366	10,540,321
Sovos Compliance, LLC (15) (19) (21)	L+ 6.00%	7.89%	3/1/2022	$8,666,127	8,588,705	8,579,465
Travel Leaders Group, LLC (18) (21)	L+ 4.50%	6.35%	1/25/2024	$293,358	292,192	297,392
Total Services: Business					55,216,453	56,406,292
Telecommunications 1.9%
Masergy Holdings, Inc. (15) (21)	L+ 3.25%	5.55%	12/15/2023	$691,365	688,580	693,814
Polycom, Inc. (15) (21)	L+ 5.25%	7.09%	9/27/2023	$11,553,171	11,416,383	11,647,041
Total Telecommunications					12,104,963	12,340,855
Transportation: Cargo 1.4%
PS HoldCo, LLC (15) (19) (21)	L+ 5.25%	7.34%	3/13/2025	$8,681,818	8,638,967	8,768,636
Total Transportation: Cargo					8,638,967	8,768,636
Wholesale 4.3%
American Tire Distributors Inc (15) (21)	L+ 4.25%	6.24%	9/1/2021	$16,984,847	17,073,526	17,210,423
PT Holdings, LLC (15) (21)	L+ 4.00%	6.30%	12/9/2024	$9,929,325	9,883,007	10,078,265
Total Wholesale					26,956,533	27,288,688
Total First Lien Senior Secured Loan					$513,243,786	$521,825,601

Revolver 1.7%
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	—	—	3/1/2023	$—	(11,039)	6,731
Total Automotive					(11,039)	6,731
Banking 0.0%
Tidel Engineering, L.P. (3) (15) (19)	—	—	3/1/2023	$—	—	—
Total Banking					—	—
Capital Equipment 0.2%
Dorner Manufacturing Corp. (3) (15) (19)	L+ 5.75%	7.63%	3/15/2023	$329,665	306,835	332,412
Endries International, Inc. (3) (15) (19)	P+ 3.75%	8.50%	6/1/2022	$1,260,143	1,219,030	1,260,143
Winchester Electronics Corporation (3) (15) (19)	—	—	6/30/2021	$—	—	—
Total Capital Equipment					1,525,865	1,592,555
Chemicals, Plastics & Rubber 0.1%
AP Plastics Group, LLC (3) (15) (19)	L+ 4.75%	5.69%	8/1/2021	$935,022	935,022	935,022
PRCC Holdings, Inc. (3) (19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					935,022	935,022
Construction & Building 0.0%
Stanton Carpet Corp. (3) (15) (19)	—	—	11/21/2022	$—	—	—
Total Construction & Building					—	—
Consumer Goods: Non-Durable 0.1%
FineLine Technologies, Inc. (3) (5) (15) (19)			11/2/2021	$—	(42,382)	—
Solaray, LLC (3) (15) (19)	L+ 4.50%	6.27%	9/9/2022	$425,010	425,010	425,010
Total Consumer Goods: Non-Durable					382,628	425,010
Healthcare & Pharmaceuticals 0.2%
Clinical Innovations, LLC (3) (15) (19) (22)	L+ 6.00%	7.88%	10/17/2022	$153,563	130,005	144,925
Great Expressions Dental Centers PC (3) (12) (15) (19)	L+ 4.75%	6.74%	9/28/2022	$966,943	953,736	949,438
Total Healthcare & Pharmaceuticals					1,083,741	1,094,363
High Tech Industries 0.0%
Zywave, Inc. (3) (15) (19)	L+ 5.00%	6.88%	11/17/2022	$319,780	304,944	319,780
Total High Tech Industries					304,944	319,780
Hotel, Gaming, & Leisure 0.1%
Captain D’s LLC (3) (15) (19) (23)	L+ 4.50%	7.13%	12/15/2023	$527,643	509,918	509,021
Total Hotel, Gaming, & Leisure					509,918	509,021
Media: Advertising, Printing & Publishing 0.0%
Ansira Holdings, Inc. (3)(15)(19)	—	—	12/20/2022	$—	—	—
Cruz Bay Publishing (3)(15)(19)	—	—	06/06/2019	$—	—	—
Total Media: Advertising, Printing & Publishing					—	—

Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.2%
Batteries Plus Holding Corporation (3) (15) (19)	L+ 6.75%	8.50%	7/6/2022	$1,062,525	1,062,525	1,062,525
Total Retail					1,062,525	1,062,525
Services: Business 0.4%
McKissock, LLC (3) (15) (19)	P+ 2.75%	7.00%	8/5/2021	$708,350	708,350	708,350
Sovos Compliance, LLC (2) (3) (5) (15) (19)	—	—	3/1/2022	$—	(12,422)	(14,516)
TEI Holdings Inc. (3) (13) (15) (19)	L+ 6.00%	8.54%	12/20/2022	$1,841,710	1,841,710	1,841,710
Total Services: Business					2,537,638	2,535,544
Transportation: Cargo 0.4%
ENC Holding Corporation (3) (15) (19)	P+ 3.75%	8.50%	2/8/2023	$2,266,720	2,266,720	2,266,720
Total Transportation: Cargo					2,266,720	2,266,720
Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Revolver					$10,597,962	$10,747,271

Second Lien Senior Secured Loan 22.3%
Aerospace & Defense 2.3%
TECT Power Holdings, LLC (15) (19) (21)	L+ 8.50%	10.38%	12/27/2021	$14,757,969	14,499,214	14,757,969
Total Aerospace & Defense					14,499,214	14,757,969
Automotive 1.0%
OEConnection LLC (15) (19) (21)	L+ 8.00%	10.46%	11/22/2025	$6,460,396	6,400,858	6,460,396
Total Automotive					6,400,858	6,460,396
Beverage, Food & Tobacco 0.3%
Restaurant Technologies, Inc. (15) (19) (21)	L+ 8.75%	10.69%	11/23/2023	$1,693,548	1,664,480	1,685,081
Total Beverage, Food & Tobacco					1,664,480	1,685,081
Capital Equipment 0.8%
EXC Holdings III Corp. (15) (21)	L+ 7.50%	9.16%	12/1/2025	$5,240,489	5,200,540	5,351,849
Total Capital Equipment					5,200,540	5,351,849
Energy: Oil & Gas 2.3%
Bruin E&P Partners, LLC (15) (19)	L+ 7.38%	9.09%	3/7/2023	$14,322,000	14,131,277	14,501,025
Total Energy: Oil & Gas					14,131,277	14,501,025
Healthcare & Pharmaceuticals 6.4%
Concentra Inc. (15) (19) (21)	L+ 6.50%	8.28%	6/1/2023	$14,104,833	13,828,292	14,316,406
TecoStar Holdings, Inc. (15) (19) (21)	L+ 8.50%	10.28%	11/1/2024	$9,471,942	9,253,637	9,471,942
U.S. Anesthesia Partners, Inc. (15) (19) (21)	L+ 7.25%	9.13%	6/23/2025	$16,520,000	16,296,820	16,561,300
Total Healthcare & Pharmaceuticals					39,378,749	40,349,648
High Tech Industries 4.3%
Intralinks, Inc. (15) (21)	L+ 8.00%	9.88%	11/14/2025	$13,469,388	13,343,418	13,620,918
nThrive, Inc. (15) (19) (21)	L+ 9.75%	11.63%	4/20/2023	$8,000,000	7,983,511	7,920,000
Park Place Technologies (15) (19) (21)	L+ 8.00%	9.88%	3/29/2026	$5,536,332	5,480,969	5,550,173
Total High Tech Industries					26,807,898	27,091,091
Hotel, Gaming & Leisure 2.0%
K-Mac Holdings Corp. (18)	L+ 6.75%	8.54%	3/16/2026	$3,200,000	3,192,000	3,248,000
NPC International, Inc. (15) (21)	L+ 7.50%	9.38%	4/18/2025	$4,703,667	4,684,260	4,821,259
Tacala Investment Corp. (18) (21)	L+ 7.00%	8.66%	1/30/2026	$4,323,404	4,302,485	4,420,681
Total Hotel, Gaming & Leisure					12,178,745	12,489,940
Insurance 0.3%
Wink Holdco, Inc. (15) (21)	L+ 6.75%	8.42%	12/1/2025	$2,039,478	2,030,737	2,035,654
Total Insurance					2,030,737	2,035,654
Media: Advertising, Printing & Publishing 0.6%
Learfield Communications LLC (15) (19) (21)	L+ 7.25%	9.13%	12/2/2024	$4,050,000	4,014,158	4,090,500
Total Media: Advertising, Printing & Publishing					4,014,158	4,090,500
Retail 0.5%
CH Hold Corp. (15) (19) (21)	L+ 7.25%	9.13%	2/3/2025	$1,215,470	1,210,030	1,236,740
CVS Holdings I, LP (15) (21)	L+ 6.75%	8.54%	2/6/2026	$1,937,301	1,928,198	1,939,722
Total Retail					3,138,228	3,176,462

Transportation: Cargo 1.5%
Direct ChassisLink, Inc. (18) (19) (21)	L+ 6.00%	7.88%	6/15/2023	$9,031,936	8,991,884	9,201,285
Total Transportation: Cargo					8,991,884	9,201,285
Total Second Lien Senior Secured Loan					$138,436,768	$141,190,900
Total Corporate Debt					$694,699,817	$707,706,047

Equity 0.6%
Series A Preferred Units 0.3%
Healthcare & Pharmaceuticals 0.3%
CB Titan Holdings, Inc. (14) (19)	—	—	—	1,952,879	1,952,879	2,072,792
Total Healthcare & Pharmaceuticals					1,952,879	2,072,792
Total Series A Preferred Units					1,952,879	2,072,792
Equity Interest 0.3%
High Tech Industries 0.3%
Impala Private Investments, LLC (14) (19)	—	—	—	1,500,000	1,500,000	1,500,000
Total High Tech Industries					1,500,000	1,500,000
Total Equity Interest					1,500,000	1,500,000
Total Equity					$3,452,879	$3,572,792
Total Non-Controlled/Non-Affiliate Investments					$711,006,590	$723,004,699

Controlled Affiliate Investments 30.3%
Corporate Debt 0.3%
First Lien Senior Secured Loan 0.3%
Aerospace & Defense 0.3%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	—	10.00%	6/2/2022	$1,837,216	1,837,216	1,837,216
Total Aerospace & Defense					1,837,216	1,837,216
Total First Lien Senior Secured Loan					$1,837,216	$1,837,216
Total Corporate Debt					$1,837,216	$1,837,216

Equity 30.0%
Equity Interest 1.3%
Aerospace & Defense 1.3%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (14) (19) (20)	—	—	—	324,214	324,214	424,261
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (14) (19) (20)	—	—	—	7,403,505	7,403,505	7,838,833
Total Aerospace & Defense					7,727,719	8,263,094
Total Equity Interest					$7,727,719	$8,263,094
Investment Vehicles 28.7%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19)	—		—	180,040,535	180,040,535	182,263,281
Total Investment Vehicles					$180,040,535	$182,263,281
Total Equity					$187,768,254	$190,526,375

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	—	—	6/2/2022	—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					—	—

Total Controlled Affiliate Investments					$189,605,470	$192,363,591
Total Investments					$900,612,060	$915,368,290
Cash Equivalents 18.5%
Goldman Sachs Financial Square Government Fund	—	1.23%	—	—	117,484,094	117,484,094
Total Cash Equivalents					$117,484,094	$117,484,094
Total Investments and Cash Equivalents					$1,018,096,154	$1,032,852,384

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 244,735	EURO 202,017	Bank of New York Mellon	4/3/2018	$(4,257)
U.S. DOLLARS 295,686	EURO 236,046	Bank of New York Mellon	5/2/2018	4,191
U.S. DOLLARS 20,487,308	EURO 16,225,000	Bank of New York Mellon	1/18/2019	15,646
U.S. DOLLARS 435,493	POUND STERLING 305,318	Citibank	4/30/2018	6,432
U.S. DOLLARS 42,157	POUND STERLING 30,523	Bank of New York Mellon	4/12/2018	(703)
U.S. DOLLARS 11,541,188	POUND STERLING 8,262,000	Bank of New York Mellon	1/18/2019	(201,462)
U.S. DOLLARS 38,370	POUND STERLING 27,580	Citibank	4/12/2018	(358)
U.S. DOLLARS 10,064,978	DANISH KRONE 59,805,094	Citibank	1/18/2019	(65,214)
U.S. DOLLARS 9,957,148	NORWEGIAN KRONE 77,560,211	Citibank	1/18/2019	(40,991)
U.S. DOLLARS 20,063,392	POUND STERLING 15,200,000	Citibank	6/26/2018	(1,344,949)
U.S. DOLLARS 12,118,964	EURO 10,080,000	Bank of New York Mellon	6/22/2018	(377,994)
U.S. DOLLARS 65,054	EURO 53,872	Bank of New York Mellon	4/3/2018	(1,345)
U.S. DOLLARS 8,060,115	POUND STERLING 6,090,000	Bank of New York Mellon	9/28/2018	(552,319)
				$(2,563,323)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR or Prime and the current weighted average interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $634,469,575 as of March 31, 2018.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018, non-qualifying assets totaled 28.4% of the Company’s total assets.

(7) The assets to be issued will be determined at the time the funds are called.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone and DKK represents Kroner.

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

(12) $66,686 of the total par amount for this security is at P + 3.75%.

(13) $708,350 of the total par amount for this security is at P + 5.00%.

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

(21) Assets are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6 “Borrowings”.

(22) The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23) $217,265 of the total par amount for this security is at L + 3.50%.

See Notes to Consolidated Financial Statements.

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2017

				Principal/
			Maturity	Par Amount/	Amortized
Portfolio Company(4)	Spread Above Index(1)	Interest Rate	Date	Shares(9)	Cost	Fair Value

Investments and Cash Equivalents 190.4%
Investments 164.0%
Non-Controlled/Non-Affiliate Investments 126.8%
Corporate Fixed Income 1.6%
Corporate Bond 1.6%
Utilities: Electric 1.6%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$8,478,000	$8,478,000	$8,138,880
Total Utilities: Electric					8,478,000	8,138,880
Total Corporate Bond					$8,478,000	$8,138,880
Total Corporate Fixed Income					$8,478,000	$8,138,880
Corporate Debt 124.5%
Delayed Draw Term Loan 0.1%
Capital Equipment 0.0%
Endries International, Inc.(3)(5)(15)(19)	—	—	6/1/2023	$—	(44,681)	—
Total Capital Equipment					(44,681)	—
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC(2)(3)(5)(15)(19)	—	—	9/28/2023	$—	(4,147)	(10,005)
Total Healthcare & Pharmaceuticals					(4,147)	(10,005)
Hotel, Gaming & Leisure 0.0%
NPC International, Inc.(2)(3)(5)(15)(19)	—	—	4/18/2025	$—	(18,711)	(20,002)
Total Hotel, Gaming & Leisure					(18,711)	(20,002)
Media: Diversified & Production 0.1%
International Entertainment Investments Limited(3)(6)(18)(19)	GBP LIBOR + 4.25%	4.75%	2/28/2022	£599,178	755,088	795,989
Total Media: Diversified & Production					755,088	795,989
Services: Business 0.0%
Lakeland Tours, LLC(3)(5)(15)(21)	—	—	12/8/2024	$—	(466)	1,866
Sovos Compliance, LLC(2)(3)(15)(19)	—	—	3/1/2022	$—	—	(48,387)
Total Services: Business					(466)	(46,521)
Total Delayed Draw Term Loan					$687,083	$719,461

First Lien Last Out Term Loan 6.0%
Environmental Industries 4.0%
Adler & Allan Group Limited(6)(17)(19)(21)(22)	GBP LIBOR + 7.50%	8.00%	6/30/2024	£15,141,463	19,064,227	20,256,052
Total Environmental Industries					19,064,227	20,256,052
Healthcare & Pharmaceuticals 2.0%
Clinical Innovations, LLC(15)(19)(21)(22)	L + 6.00%	7.49%	10/17/2023	$10,365,517	10,136,979	10,132,293
Total Healthcare & Pharmaceuticals					10,136,979	10,132,293
Total First Lien Last Out Term Loan					$29,201,206	$30,388,345

First Lien Senior Secured Loan 93.8%
Aerospace & Defense 3.9%
Anaren, Inc.(15)(19)(21)	L + 4.50%	6.19%	2/18/2021	$2,509,630	2,522,237	2,522,178
Novetta, LLC(15)	L + 5.00%	6.70%	10/17/2022	$3,854,294	3,778,545	3,745,892
Salient CRGT, Inc.(15)(19)(21)	L + 5.75%	7.32%	2/28/2022	$3,708,100	3,645,930	3,740,546
StandardAero Aviation Holdings, Inc.(15)(21)	L + 3.75%	5.32%	7/7/2022	$9,923,858	10,025,652	10,016,894
Total Aerospace & Defense					19,972,364	20,025,510
Automotive 3.6%
CST Buyer Company(15)(19)(21)	L + 6.25%	7.75%	3/1/2023	$9,801,261	9,674,796	9,879,671
OEConnection LLC(15)(21)	L + 4.00%	5.69%	11/22/2024	$8,175,779	8,134,900	8,165,560
Total Automotive					17,809,696	18,045,231
Beverage, Food & Tobacco 6.5%
Captain D’s LLC(15)(19)(21)	L + 4.50%	5.98%	12/15/2023	$13,540,845	13,405,528	13,405,437
K-Mac Holdings Corp.(15)(19)(21)	L + 4.75%	6.32%	12/20/2022	$14,040,000	13,850,449	14,138,280
Restaurant Technologies, Inc.(15)(21)	L + 4.75%	6.20%	11/23/2022	$5,266,653	5,221,740	5,260,070
Total Beverage, Food & Tobacco					32,477,717	32,803,787
Capital Equipment 5.0%
Dorner Manufacturing Corp.(15)(19)(21)	L + 5.75%	7.32%	3/15/2023	$8,288,872	8,108,458	8,305,450
DXP Enterprises, Inc.(6)(15)(19)(21)	L + 5.50%	7.07%	8/29/2023	$5,230,350	5,180,464	5,282,654
Endries International, Inc.(15)(19)(21)	L + 4.75%	6.15%	6/1/2023	$6,540,319	6,452,400	6,540,319
Wilsonart LLC(15)(21)	L + 3.25%	4.95%	12/19/2023	$5,473,747	5,531,399	5,511,866
Total Capital Equipment					25,272,721	25,640,289
Chemicals, Plastics & Rubber 1.6%
ASP Chromaflo Intermediate Holdings, Inc.(15)(21)	L + 4.00%	5.57%	11/20/2023	$509,990	507,862	513,496
ASP Chromaflo Intermediate Holdings, Inc.(6)(15)(21)	L + 4.00%	5.57%	11/20/2023	$663,150	660,383	667,709
Niacet b.v.(6)(15)(19)(21)	EURIBOR + 4.50%	5.50%	2/1/2024	€3,865,193	4,133,673	4,651,765
Niacet Corporation(15)(19)(21)	L + 4.50%	6.19%	2/1/2024	$2,223,200	2,204,254	2,228,758
Total Chemicals, Plastics & Rubber					7,506,172	8,061,728

Construction & Building 3.4%
Bolt Infrastructure Merger Sub, Inc.(15)(21)	L + 3.50%	5.07%	6/21/2024	$2,697,465	2,684,931	2,706,744
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€2,825,002	3,077,840	3,398,198
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€8,574,506	9,167,494	10,314,281
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€915,945	1,040,239	1,101,791
Total Construction & Building					15,970,504	17,521,014
Consumer Goods: Durable 3.0%
Harbor Freight Tools USA, Inc.(16)(21)	L + 3.25%	4.82%	8/18/2023	$15,000,000	15,105,349	15,118,365
Total Consumer Goods: Durable					15,105,349	15,118,365
Consumer Goods: Non-Durable 4.2%
FineLine Technologies, Inc.(15)(19)(21)	L + 4.75%	6.44%	11/2/2022	$14,659,018	14,379,947	14,585,723
Kronos Acquisition Holdings Inc.(15)(21)	L + 4.50%	6.17%	8/26/2022	$2,783,522	2,776,997	2,809,038
Melissa & Doug, LLC(15)(19)(21)	L + 3.75%	5.44%	6/19/2024	$3,830,680	3,814,142	3,859,410
Total Consumer Goods: Non-Durable					20,971,086	21,254,171
Containers, Packaging & Glass 5.0%
BWAY Holding Company(18)(21)	L + 3.25%	4.60%	4/3/2024	$12,942,481	12,941,997	13,013,264
CSP Technologies North America, LLC(15)(19)(21)	L + 5.25%	6.94%	1/29/2022	$12,285,894	12,285,894	12,316,608
Total Containers, Packaging & Glass					25,227,891	25,329,872
Energy: Oil & Gas 2.7%
Keane Group, Inc.(6)(15)(19)(21)	L + 7.25%	9.00%	8/18/2022	$13,793,468	13,666,341	13,807,262
Total Energy: Oil & Gas					13,666,341	13,807,262
Healthcare & Pharmaceuticals 5.8%
Drive DeVilbiss(15)(21)	L + 5.50%	7.19%	1/3/2023	$6,714,072	6,189,778	6,214,545
Great Expressions Dental Centers PC(15)(19)(21)	L + 4.75%	6.32%	9/28/2023	$8,063,925	7,959,637	7,942,966
Island Medical Management Holdings, LLC(15)(19)(21)	L + 5.50%	7.00%	9/1/2022	$10,629,110	10,480,292	10,310,237
U.S. Anesthesia Partners, Inc.(15)(21)	L + 3.25%	4.82%	6/23/2024	$4,987,469	4,969,431	5,006,172
Total Healthcare & Pharmaceuticals					29,599,138	29,473,920
High Tech Industries 16.4%
Lighthouse Network, LLC(15)(21)	L + 4.50%	6.07%	11/29/2024	$16,250,891	16,171,524	16,332,145
Netsmart Technologies, Inc.(15)(21)	L + 4.50%	6.19%	4/19/2023	$16,166,203	16,200,542	16,375,022
Qlik Technologies(15)(21)	L + 3.50%	5.04%	4/26/2024	$17,917,481	17,867,534	17,559,132
SolarWinds Holdings, Inc.(15)(21)	L + 3.50%	5.07%	2/3/2023	$14,912,218	15,011,042	14,984,915
Zywave, Inc.(15)(19)(21)	L + 5.00%	6.61%	11/17/2022	$17,728,574	17,580,683	17,728,574
Total High Tech Industries					82,831,325	82,979,788
Insurance 2.0%
Alliant Holdings Intermediate, LLC(15)(21)	L + 3.25%	4.80%	8/12/2022	$7,480,852	7,550,046	7,528,475
Wink Holdco, Inc.(15)(21)	L + 3.00%	4.49%	11/2/2024	$2,619,172	2,612,843	2,645,364
Total Insurance					10,162,889	10,173,839

Media: Broadcasting & Subscription 3.0%
Micro Holding Corp.(18)(21)	L + 3.75%	5.34%	9/13/2024	$14,962,500	14,927,621	15,019,941
Total Media: Broadcasting & Subscription					14,927,621	15,019,941
Media: Diversified & Production 4.2%
Deluxe Entertainment Services Group Inc.(15)(21)	L + 5.50%	6.88%	2/28/2020	$10,912,628	10,454,998	10,721,657
International Entertainment Investments Limited(6)(18)(19)(21)	GBP LIBOR + 4.75%	5.24%	5/31/2022	£7,673,114	9,314,218	10,368,679
Total Media: Diversified & Production					19,769,216	21,090,336
Real Estate 2.1%
Spectre (Carrisbrook House) Limited(6)(15)(19)	EURIBOR + 7.50%	8.50%	8/9/2021	£9,300,000	10,644,272	10,863,204
Total Real Estate					10,644,272	10,863,204
Retail 2.6%
CH Hold Corp.(15)(21)	L + 3.00%	4.57%	2/1/2024	$1,514,280	1,511,626	1,525,637
Eyemart Express LLC(15)(21)	L + 3.00%	4.44%	8/4/2024	$11,622,196	11,667,646	11,647,626
Total Retail					13,179,272	13,173,263
Services: Business 10.8%
Advantage Sales & Marketing Inc.(15)(21)	L + 3.25%	4.63%	7/23/2021	$15,907,613	15,579,348	15,553,000
Comet Bidco Limited(6)(18)	GBP LIBOR + 5.25%	5.74%	10/10/2024	£6,260,870	8,025,268	8,321,073
Genuine Financial Holdings LLC(15)(19)(21)	L + 4.75%	6.38%	1/26/2023	$9,493,949	9,394,123	9,588,888
Lakeland Tours, LLC(15)(21)	L + 4.00%	5.59%	12/8/2024	$2,265,805	2,260,141	2,288,463
New Insight Holdings, Inc.(15)(21)	L + 5.50%	7.13%	12/20/2024	$10,673,472	10,140,377	10,250,984
Sovos Compliance, LLC(15)(19)(21)	L + 6.00%	7.57%	3/1/2022	$8,687,901	8,610,473	8,601,022
Travel Leaders Group, LLC(18)(21)	L + 4.50%	5.92%	1/25/2024	$294,097	292,867	298,876
Total Services: Business					54,302,597	54,902,306
Telecommunications 2.6%
Masergy Holdings, Inc.(15)(21)	L + 3.75%	5.44%	12/15/2023	$693,116	690,187	697,448
Polycom, Inc.(15)(21)	L + 5.25%	6.78%	9/27/2023	$12,164,688	12,014,392	12,291,408
Total Telecommunications					12,704,579	12,988,856
Wholesale 5.4%
American Tire Distributors Inc(15)(21)	L + 4.25%	5.82%	9/1/2021	$17,028,623	17,120,740	17,171,238
PT Holdings, LLC(15)(21)	L + 4.00%	5.57%	11/30/2024	$9,954,211	9,904,920	10,016,424
Total Wholesale					27,025,660	27,187,662
Total First Lien Senior Secured Loan					$469,126,410	$475,460,344

Revolver 1.4%
Automotive 0.0%
CST Buyer Company(3)(5)(15)(19)	—	—	3/1/2023	$—	(11,593)	7,180
Total Automotive					(11,593)	7,180
Banking 0.0%
Tidel Engineering, L.P.(3)(15)(19)	—	—	3/1/2023	$—	—	—
Total Banking					—	—

Beverage, Food & Tobacco 0.2%
Captain D’s LLC(3)(15)(19)	L + 4.50%	6.03%	12/15/2023	$1,018,981	1,000,490	1,000,358
K-Mac Holdings Corp.(3)(15)(19)	L + 3.50%	5.07%	12/20/2021	$160,000	160,000	171,200
Total Beverage, Food & Tobacco					1,160,490	1,171,558
Capital Equipment 0.2%
Dorner Manufacturing Corp.(3)(15)(19)	L + 5.75%	7.32%	3/15/2023	$439,553	415,595	443,949
Endries International, Inc.(3)(15)(19)	P + 3.75%	8.25%	6/1/2022	$701,568	658,025	701,568
Winchester Electronics Corporation(3)(15)(19)	—	—	6/30/2021	$—	—	—
Total Capital Equipment					1,073,620	1,145,517
Chemicals, Plastics & Rubber 0.2%
AP Plastics Group, LLC(3)(15)(19)	L + 4.75%	6.12%	8/1/2021	$935,022	935,022	935,022
PRCC Holdings, Inc.(3)(19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					935,022	935,022
Construction & Building 0.0%
Stanton Carpet Corp.(3)(15)(19)	—	—	11/21/2022	$—	—	—
Total Construction & Building					—	—
Consumer Goods: Non-Durable 0.0%
FineLine Technologies, Inc.(2)(3)(5)(15)(19)	—	—	11/2/2021	$—	(45,292)	(13,104)
Solaray, LLC(3)(15)(19)	—	—	9/9/2022	$—	—	—
Total Consumer Goods: Non-Durable					(45,292)	(13,104)
Healthcare & Pharmaceuticals 0.2%
Clinical Innovations, LLC(3)(15)(19)(22)	L + 6.00%	7.49%	10/17/2022	$153,563	128,728	127,649
Great Expressions Dental Centers PC(3)(12)(15)(19)	L + 4.75%	6.39%	9/28/2022	$983,614	969,683	966,109
Total Healthcare & Pharmaceuticals					1,098,411	1,093,758
High Tech Industries 0.1%
Zywave, Inc.(3)(13)(15)(19)	L + 5.00%	7.43%	11/17/2022	$287,802	272,177	287,802
Total High Tech Industries					272,177	287,802
Media: Advertising, Printing & Publishing 0.1%
Ansira Holdings, Inc.(3)(15)(19)	—	—	12/20/2022	$—	—	—
Cruz Bay Publishing, Inc.(3)(15)(19)	P + 3.00%	7.50%	6/6/2019	$566,680	566,680	566,680
Total Media: Advertising, Printing & Publishing					566,680	566,680
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.0%
Batteries Plus Holding Corporation(3)(15)(19)	—	—	7/6/2022	$—	—	—
Total Retail					—	—
Services: Business 0.1%
McKissock, LLC(3)(15)(19)	P + 2.50%	7.00%	8/5/2019	$708,350	708,350	708,350
Sovos Compliance, LLC(2)(3)(5)(15)(19)	—	—	3/1/2022	$—	(13,204)	(14,516)
TEI Holdings Inc.(3)(15)(19)	—	—	12/20/2022	$—	—	—
Total Services: Business					695,146	693,834

Transportation: Cargo 0.3%
ENC Holding Corporation(3)(15)(19)	P + 3.75%	8.25%	2/8/2023	$1,521,775	1,521,775	1,521,775
Total Transportation: Cargo					1,521,775	1,521,775
Transportation: Consumer 0.0%
Direct Travel, Inc.(3)(19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Revolver					$7,266,436	$7,410,022

Second lien senior secured loan 23.2%
Aerospace & Defense 2.9%
TECT Power Holdings, LLC(15)(19)(21)	L + 8.50%	10.07%	12/27/2021	$14,757,969	14,483,760	14,772,727
Total Aerospace & Defense					14,483,760	14,772,727
Automotive 1.3%
OEConnection LLC(15)(19)(21)	L + 8.00%	9.69%	11/17/2025	$6,460,396	6,396,132	6,460,396
Total Automotive					6,396,132	6,460,396
Beverage, Food & Tobacco 0.3%
Restaurant Technologies, Inc.(15)(19)(21)	L + 8.75%	10.20%	11/23/2023	$1,693,548	1,663,433	1,697,782
Total Beverage, Food & Tobacco					1,663,433	1,697,782
Capital Equipment 1.1%
EXC Holdings III Corp.(15)(21)	L + 7.50%	9.16%	11/16/2025	$5,240,489	5,197,471	5,319,096
Total Capital Equipment					5,197,471	5,319,096
Energy: Oil & Gas 2.6%
Bruin E&P Partners, LLC(15)(19)	L + 7.38%	8.90%	3/7/2023	$13,020,000	12,805,884	13,150,200
Total Energy: Oil & Gas					12,805,884	13,150,200
Healthcare & Pharmaceuticals 5.1%
TecoStar Holdings, Inc.(15)(19)(21)	L + 8.50%	9.88%	11/1/2024	$9,471,942	9,246,013	9,481,414
U.S. Anesthesia Partners, Inc.(15)(19)(21)	L + 7.25%	8.82%	6/23/2025	$16,520,000	16,288,816	16,553,040
Total Healthcare & Pharmaceuticals					25,534,829	26,034,454
High Tech Industries 4.2%
Intralinks, Inc.(15)(21)	L + 8.00%	9.70%	11/10/2025	$13,469,388	13,335,962	13,458,168
nThrive, Inc.(15)(19)(21)	L + 9.75%	11.32%	4/20/2023	$8,000,000	7,980,000	7,960,000
Total High Tech Industries					21,315,962	21,418,168
Hotel, Gaming & Leisure 1.0%
NPC International, Inc.(15)(21)	L + 7.50%	9.05%	4/18/2025	$4,703,667	4,683,039	4,821,259
Total Hotel, Gaming & Leisure					4,683,039	4,821,259
Insurance 0.4%
Wink Holdco, Inc.(15)(21)	L + 6.75%	8.24%	11/2/2025	$2,039,478	2,029,614	2,064,972
Total Insurance					2,029,614	2,064,972

Media: Advertising, Printing & Publishing 1.1%
Learfield Communications LLC(15)(19)(21)	L + 7.25%	8.82%	12/2/2024	$5,400,000	5,351,468	5,454,000
Total Media: Advertising, Printing & Publishing					5,351,468	5,454,000
Retail 0.2%
CH Hold Corp.(15)(21)	L + 7.25%	8.82%	2/3/2025	$1,215,470	1,210,312	1,242,818
Total Retail					1,210,312	1,242,818
Services: Business 1.0%
OPE Inmar Acquisition, Inc.(15)(21)	L + 8.00%	9.42%	5/1/2025	$5,058,410	5,003,214	5,048,925
Total Services: Business					5,003,214	5,048,925
Telecommunications 0.2%
Masergy Holdings, Inc.(15)(21)	L + 8.50%	10.19%	12/16/2024	$778,846	771,793	790,042
Total Telecommunications					771,793	790,042
Transportation: Cargo 1.8%
Direct ChassisLink, Inc.(18)(19)(21)	L + 6.00%	7.51%	6/15/2023	$9,031,936	8,986,776	9,212,575
Total Transportation: Cargo					8,986,776	9,212,575
Total Second lien senior secured loan					$115,433,687	$117,487,414
Total Corporate Debt					$621,714,822	$631,465,586
Equity 0.7%
Series A Preferred Units 0.4%
Healthcare & Pharmaceuticals 0.4%
CB Titan Holdings, Inc.(14)(19)	—	—	—	1,952,879	1,952,879	1,963,490
Total Healthcare & Pharmaceuticals					1,952,879	1,963,490
Total Series A Preferred Units					1,952,879	1,963,490
High Tech Industries 0.3%
Equity Interest 0.3%
Impala Private Investments, LLC(14)(19)	—	—	—	1,500,000	1,500,000	1,500,000
Total High Tech Industries					1,500,000	1,500,000
Total Equity Interest					1,500,000	1,500,000
Total Equity					$3,452,879	$3,463,490
Total Non-Controlled/Non-Affiliate Investments					$633,645,701	$643,067,956
Controlled Affiliate Investments 37.2%
Corporate Debt 0.4%
First lien senior secured loan 0.4%
Aerospace & Defense 0.4%
BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)	—	10.00%	6/2/2022	$1,837,216	1,837,216	1,837,216
Total Aerospace & Defense					1,837,216	1,837,216
Total First lien senior secured loan					$1,837,216	$1,837,216
Total Corporate Debt					$1,837,216	$1,837,216

Equity 36.8%
Equity Interest 36.8%
Aerospace & Defense 1.6%
BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(14)(19)(20)	—	—	—	324,214	324,214	424,261
BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(14)(19)(20)	—	—	—	7,403,505	7,403,505	7,838,831
Total Aerospace & Defense					7,727,719	8,263,092
Investment Vehicles 35.2%
Antares Bain Capital Complete Financing
Solution LLC(6)(10)(11)(19)	—	—	—	178,052,288	178,052,288	178,409,807
Total Investment Vehicles					178,052,288	178,409,807
Total Equity Interest					$185,780,007	$186,672,899
Total Equity					$185,780,007	$186,672,899
Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC(7)(10)(11)(14)(19)(20)	—	—	6/2/2022	—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					—	—
Total Controlled Affiliate Investments					$187,617,223	$188,510,115
Total Investments					$821,262,924	$831,578,071
Cash Equivalents 26.4%
Goldman Sachs Financial Square Government Fund	—	1.23%	—	—	133,639,685	133,639,685
Total Cash Equivalents					$133,639,685	$133,639,685
Total Investments and Cash Equivalents					$954,902,609	$965,217,756

Forward Foreign Currency Exchange Contracts(8)

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)

U.S. DOLLARS 235,405	EURO 202,017	Bank of New York Mellon	1/2/2018	$(7,139)
U.S. DOLLARS 278,347	EURO 238,447	Bank of New York Mellon	2/2/2018	(8,463)
U.S. DOLLARS 16,380,814	EURO 15,080,000	Bank of New York Mellon	3/6/2018	(1,792,291)
U.S. DOLLARS 65,054	EURO 53,872	Bank of New York Mellon	4/3/2018	15
U.S. DOLLARS 12,118,964	EURO 10,080,000	Bank of New York Mellon	6/22/2018	(114,837)
U.S. DOLLARS 49,293	POUND STERLING 36,384	Bank of New York Mellon	1/2/2018	115
U.S. DOLLARS 40,752	POUND STERLING 30,542	Bank of New York Mellon	1/12/2018	(562)
U.S. DOLLARS 400,093	POUND STERLING 305,318	Citibank	1/31/2018	(13,196)
U.S. DOLLARS 9,647,586	POUND STERLING 7,635,000	Bank of New York Mellon	3/6/2018	(698,500)
U.S. DOLLARS 20,063,392	POUND STERLING 15,200,000	Citibank	6/22/2018	(614,324)
U.S. DOLLARS 8,060,115	POUND STERLING 6,090,000	Bank of New York Mellon	9/28/2018	(255,632)
				$(3,504,814)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), the Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), British Pound Sterling LIBOR Rate (‘‘GBP LIBOR’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR or Prime and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $506,962,828 as of December 31, 2017.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, non-qualifying assets totaled 28.1% of the Company’s total assets.

(7) The assets to be issued will be determined at the time the funds are called.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling and A represents Euro.

(10) As defined in the 1940 Act, the Company is deemed to be an ‘‘Affiliated Investment’’ of the Company as the Company owns five percent or more of the portfolio company’s securities.

(11) As defined in the 1940 Act, the Company is deemed to ‘‘Control’’ this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

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

(21) Assets are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6 ‘‘Borrowings’’.

(22) The Company generally earns a higher interest rate on the ‘‘last out’’ tranche of debt, to the extent the debt has been allocated to ‘‘first out’’ and ‘‘last out’’ tranches, whereby the ‘‘first out’’ tranche will have priority as to the ‘‘last out’’ tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X.  These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indication of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiary BCSF I, LLC, which was formed on September 20, 2017, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value. The Company does not consolidate its interest in ABCS. See further description of the Company’s investment in ABCS in Note 3.

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

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board; and

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments. The Company currently conducts this valuation process on a quarterly basis.

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, no securities had been placed on non-accrual status.

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

Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements, as defined in Note 9. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

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

Income Taxes

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2018, the tax years that remain subject to examination is from the year 2016 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2018 (with corresponding percentage of total portfolio investments):

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$528,783,860	58.7%	$537,573,452	58.7%
First Lien Last Out Loans	29,316,405	3.3	30,778,911	3.4
Second Lien Senior Secured Loans	138,436,768	15.4	141,190,900	15.4
Corporate Bonds	12,853,894	1.4	11,725,860	1.3
Investment Vehicles (1)	180,040,535	20.0	182,263,281	19.9
Equity Interests	9,227,719	1.0	9,763,094	1.1
Preferred Equity	1,952,879	0.2	2,072,792	0.2
Total	$900,612,060	100.0%	$915,368,290	100.0%

(1)                                     Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$478,807,128	58.3%	$485,319,396	58.4%
First Lien Last Out Loans	29,329,934	3.6	30,515,994	3.7
Second Lien Senior Secured Loans	115,414,976	14.1	117,467,412	14.1
Corporate Bonds	8,478,000	1.0	8,138,880	1.0
Investment Vehicles (1)	178,052,288	21.7	178,409,807	21.4
Equity Interests	9,227,719	1.1	9,763,092	1.2
Preferred Equity	1,952,879	0.2	1,963,490	0.2
Total	$821,262,924	100.0%	$831,578,071	100.0%

(1)                                     Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2018 (with corresponding percentage of total portfolio investments):

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$817,061,768	90.7%	$825,221,100	90.2%
United Kingdom	37,179,923	4.1	40,627,735	4.4
Ireland	23,967,006	2.7	26,352,352	2.9
Sweden	18,279,909	2.0	18,391,880	2.0
Netherlands	4,123,454	0.5	4,775,223	0.5
Total	$900,612,060	100.0%	$915,368,290	100.0%

(1)            Includes equity investment in ABCS.

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

(1)            Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2018 (with corresponding percentage of total portfolio investments):

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$180,040,535	20.0%	$182,263,281	19.9%
High Tech Industries	137,859,394	15.3	138,725,752	15.2
Healthcare & Pharmaceuticals	78,280,938	8.7	79,187,106	8.6
Services: Business	57,753,641	6.4	58,895,315	6.4
Energy: Oil & Gas	57,179,099	6.4	57,809,836	6.3
Aerospace & Defense	43,905,089	4.9	44,764,490	4.9
Hotel, Gaming & Leisure	35,416,079	3.9	35,952,504	3.9
Capital Equipment	34,424,393	3.8	35,037,403	3.8
Wholesale	26,956,533	3.0	27,288,688	3.0
Containers, Packaging & Glass	25,160,887	2.8	25,274,027	2.8
Automotive	24,158,168	2.7	24,523,335	2.7
Consumer goods: non-durable	21,323,757	2.4	21,725,600	2.4
Environmental Industries	19,069,122	2.1	20,371,930	2.2
Transportation: Cargo	19,897,571	2.2	20,236,641	2.2
Construction & Building	15,976,907	1.8	17,900,221	2.0
Retail	17,346,006	1.9	17,411,632	1.9
Media: Broadcasting & Subscription	17,033,022	1.9	17,097,663	1.9
Media: Diversified & Production	14,717,954	1.6	16,381,262	1.8
Telecommunications	12,104,963	1.3	12,340,855	1.3
Insurance	12,164,710	1.4	12,158,155	1.3
Utilities: Electric	12,853,894	1.4	11,725,860	1.3
Real Estate	10,669,051	1.2	11,174,787	1.2
Chemicals, Plastics & Rubber	8,422,649	0.9	9,119,159	1.0
Consumer goods: durable	7,008,334	0.8	6,980,387	0.8
Beverage, Food & Tobacco	6,875,206	0.8	6,931,901	0.8
Media: Advertising, Printing & Publishing	4,014,158	0.4	4,090,500	0.4
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$900,612,060	100.0%	$915,368,290	100.0%

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

Antares Bain Capital Complete Financing Solution

The Company has entered into a limited liability company agreement with Antares Midco Inc. (“Antares”) to invest in ABC Complete Financing Solution LLC. ABC Complete Financing Solution LLC, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABC Complete Financing Solution LLC’s principal purpose is to make investments through its wholly owned subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”), primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled affiliate investments in the consolidated statements of operations.

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

Investment decisions of ABCS require the consent of both the Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Advisor and Antares source investments for ABCS. The affairs of the Company are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

As of March 31, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of March 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$181,045,544	$243,954,456
Antares Midco Inc.	525,000,000	223,639,397	301,360,603
Total Investments	$950,000,000	$404,684,941	$545,315,059

As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130
Total Investments	$950,000,000	$397,994,158	$552,005,842

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of March 31, 2018 and December 31, 2017, the ABCS Facility had $627.4 million and $592.1 million of outstanding debt under the credit facility, respectively. As of March 31, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 4.30% and 4.30% per annum, respectively.

As of March 31, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,024.7 million and $956.2 million, respectively. As of March 31, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 14 and 14 different borrowers, respectively. As of March 31, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,021,386,949	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.4%	8.1%
Largest loan to a single borrower (1)	$119,485,191	$106,231,058
Total of five largest loans to borrowers (1)	$515,719,184	$465,635,606
Number of borrowers in the ABCS	14	14
Commitments to fund delayed draw loans (3)	$20,593,017	$25,087,777

(1)            At principal amount.

(2)            Based on par amount.

(3)            As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018:

Selected Balance Sheet Information

	As of
	March 31, 2018	December 31, 2017
Loans	$1,019,783,646	$956,184,609
Cash, restricted cash and other assets	31,794,271	33,348,801
Total assets	$1,051,577,917	$989,533,410
Debt (1)	$623,192,443	$587,657,029
Other liabilities	13,416,010	3,340,372
Total liabilities	$636,608,453	$590,997,401
Members’ equity	414,969,464	398,536,009
Total liabilities and members’ equity	$1,051,577,917	$989,533,410

(1)                                     Net of $4.2 and $4.5 million deferred financing costs for the ABCS Facility, as of March 31, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

For the Three Months Ended
March 31, 2018
Interest Income	$19,918,482
Fee income	79,886
Total revenues	19,998,368
Credit facility expenses (1)	8,907,531
Other fees and expenses	1,348,003
Total expenses	10,255,534
Net investment income	9,742,834
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase in members’ capital from operations	$9,742,834

(1)                                     As of March 31, 2018 and December 31 2017, the ABCS Facility had $627.4 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate which sources the deal. For the three months ended March 31, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of March 31, 2018

(Unaudited)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$11,265,912	$11,218,501	$11,265,912
Total Capital Equipment					11,218,501	11,265,912
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.39%	2/1/2021	$12,128,569	12,128,569	12,128,569
Total Chemicals, Plastics & Rubber					12,128,569	12,128,569
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.57%	9/9/2023	$22,770,893	22,770,893	23,088,717
Total Consumer Goods: Non-Durable					22,770,893	23,088,717
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.80%	12/20/2022	$6,212,949	6,212,949	6,325,329
Total Media: Advertising, Printing & Publishing					6,212,949	6,325,329
Services: Business
McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$2,624,768	2,624,768	2,618,206
Total Services: Business					2,624,768	2,618,206
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.43%	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Delayed Draw Term Loan					54,955,680	55,426,733

First lien senior secured loan
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.55%	3/1/2024	$80,924,185	80,924,185	80,924,185
Total Banking					80,924,185	80,924,185
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.43%	6/30/2022	$75,152,266	75,133,165	75,152,266
Total Capital Equipment					75,133,165	75,152,266
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	6.94%	8/1/2022	$50,843,172	50,781,024	50,843,172
PRCC Holdings, Inc. (5)	L+ 6.50%	8.39%	2/1/2021	$75,387,252	75,605,593	75,387,252
Total Chemicals, Plastics & Rubber					126,386,617	126,230,424
Construction & Building
Stanton Carpet Corp.	L+ 6.50%	8.38%	11/21/2022	$64,805,183	64,805,183	64,805,183
Total Construction & Building					64,805,183	64,805,183
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.51%	9/9/2023	$86,243,009	85,755,817	87,105,439
Total Consumer Goods: Non-Durable					85,755,817	87,105,439
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.80%	12/20/2022	$76,415,350	76,415,350	77,179,503
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	7.55%	6/6/2019	$11,962,715	11,962,715	11,962,715
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.07%	6/6/2019	$3,994,904	3,994,904	3,994,904
Total Media: Advertising, Printing & Publishing					92,372,969	93,137,122
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.05%	6/15/2022	$34,508,075	34,508,075	34,508,075
Total Media: Diversified & Production					34,508,075	34,508,075
Retail
Batteries Plus Holding Corporation	L+ 6.50%	8.64%	7/6/2022	$68,503,938	68,503,938	69,188,978
Total Retail					68,503,938	69,188,978
Services: Business

McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$8,132,427	8,132,427	8,213,752
McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$17,057,584	17,057,584	17,014,940
TEI Holdings Inc.	L+ 6.00%	8.20%	12/20/2023	$119,485,191	118,819,962	119,186,478
Total Services: Business					144,009,973	144,415,170
Transportation: Cargo
ENC Holding Corporation	L+ 6.50%	8.36%	2/8/2023	$79,682,514	79,603,856	80,479,339
Total Transportation: Cargo					79,603,856	80,479,339
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.65%	12/1/2021	$113,286,093	112,824,188	113,286,093
Total Transportation: Consumer					112,824,188	113,286,093
Total First lien senior secured loan					964,827,966	969,232,274

Total Corporate Debt					$1,019,783,646	$1,024,659,007
Total Investments					$1,019,783,646	$1,024,659,007

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) $158,063 of the total par amount for this security is at P + 4.75%.

(4) $52,785 of the total par amount for this security is at P + 5.75%.

(5) $393,462 of the total par amount for this security is at P + 5.50%.

(6) $62,615 of the total par amount for this security is at P + 5.50%.

(7) $283,215 of the total par amount for this security is at P + 5.50%.

(8) $218,341 of the total par amount for this security is at P + 5.50%.

(9) $38,975 of the total par amount for this security is at P + 5.50%.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2017

	Spread Above			Principal/
Portfolio Company	Index (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value (2)

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

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of March 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$252,878,005	$284,695,447	$537,573,452
First Lien Last Out Loans	—	—	30,778,911	30,778,911
Second Lien Senior Secured Loans	—	35,438,083	105,752,817	141,190,900
Corporate Bonds	—	11,725,860	—	11,725,860
Investment Vehicles (1)	—	—	182,263,281	182,263,281
Equity Interest (1)	—	—	9,763,094	9,763,094
Preferred Equity	—	—	2,072,792	2,072,792
Total Investments	$—	$300,041,948	$615,326,342	$915,368,290

Cash equivalents	$117,484,094	$—	$—	$117,484,094
Forward currency exchange contracts (liability)	$—	$(2,563,323)	$—	$(2,563,323)

(1)                                     Represents equity investment in ABCS.

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$269,980,309	$215,339,087	$485,319,396
First Lien Last Out Loans	—	—	30,515,994	30,515,994
Second Lien Senior Secured Loans	—	32,745,280	84,722,132	117,467,412
Corporate Bonds	—	8,138,880	—	8,138,880
Investment Vehicles (1)	—	—	178,409,807	178,409,807
Equity Interest (1)	—	—	9,763,092	9,763,092
Preferred Equity	—	—	1,963,490	1,963,490
Total Investments	$—	$310,864,469	$520,713,602	$831,578,071

Cash equivalents	$133,639,685	$—	$—	$133,639,685
Forward currency exchange contracts (liability)	$—	$(3,504,814)	$—	$(3,504,814)

(1)                                     Represents equity investment in ABCS.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339,087	$30,515,994	$84,722,132	$178,409,807	$9,763,092	$1,963,490	$520,713,602
Purchases of investments and other adjustments to cost	102,664,923	—	20,618,726	2,993,256	—	—	126,276,905
Net accretion of discounts (amortization of premiums)	135,971	11,826	61,933	—	—	—	209,730
Proceeds from principal repayments and sales of investments	(37,696,682)	(25,355)	(1,337,905)	(1,005,009)	—	—	(40,064,951)
Net change in unrealized appreciation on investments	1,367,669	276,446	426,620	1,865,227	2	109,302	4,045,266
Net realized gains on investments	1,573	—	18,493	—	—	—	20,066
Transfers out of Level 3	(5,282,654)	—	—	—	—	—	(5,282,654)
Transfers to Level 3	8,165,560	—	1,242,818	—	—	—	9,408,378
Balance as of March 31, 2018	$284,695,447	$30,778,911	$105,752,817	$182,263,281	$9,763,094	$2,072,792	$615,326,342

Change in unrealized appreciation attributable to investments still held at March 31, 2018	$1,666,700	$276,446	$426,620	$1,865,227	$2	$109,302	$4,344,297

(1)                                     Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2018, the transfer from Level 3 to Level 2 was primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

	First Lien Senior Secured Loans	Second Lien Senior Secured Loans	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$32,735,307
Purchases of investments and other adjustments to cost	70,438,807	—	70,438,807
Net accretion of discounts and (amortization of premiums)	46,891	1,094	47,985
Proceeds from principal repayments and sales of investments	(481,504)	—	(481,504)
Net change in unrealized appreciation (depreciation) on investments	149,468	(1,094)	148,374
Transfers to Level 3	20,429,583	1,685,081	22,114,664
Balance as of March 31, 2017	$123,318,552	$1,685,081	$125,003,633

Change in unrealized appreciation Attributable to investments still held at March 31, 2017	$149,463	$(1,094)	$148,369

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

	As of March 31, 2018
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$157,139,578	Discounted Cash Flows	Comparative Yields	6.5%-10.5% (8.1%)
First Lien Senior Secured Loans	1,837,216	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	6,176,812	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	30,778,911	Discounted Cash Flows	Comparative Yields	9.4%-12.0% (11.1%)
Second Lien Senior Secured Loans	48,711,211	Discounted Cash Flows	Comparative Yields	8.6%-13.5% (10.0%)
Investment Vehicles(3)	182,263,281	Other	—	—
Equity Interest	8,263,094	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,072,792	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Total investments	$437,242,895

(1)             Included within the Level 3 assets of $615,326,342 is an amount of $178,083,447 in which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

(3)             Represents equity investment in ABCS. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments.  The fair value of the loans held by ABCS have been determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 7.8% to 9.7% and a weighted average of 9.2%.  The carrying value of the ABCS Facility approximates fair value.

The Company used the discounted cash flows approach and comparable company multiple to determine the fair value of certain Level 3 assets as of March 31, 2018. The significant unobservable input used in the discounted cash flows approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the comparable company multiple approach is the multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2017 were as follows:

	As of December 31, 2017
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$151,863,260	Discounted Cash Flows	Comparative Yields	3.3%-9.9% (7.6%)
First Lien Senior Secured Loans	1,837,216	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Last Out Loans	20,256,052	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Second Lien Senior Secured Loans	48,767,181	Discounted Cash Flows	Comparative Yields	8.6%-12.5% (9.9%)
Equity Interest	8,263,092	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	1,963,490	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Total investments	$232,950,291

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

The fair values of the Company’s Revolving Credit Facility and BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its carrying value.

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

For the three months ended March 31, 2018 and 2017, Base Management Fee charged amounted to $1.6 million and $0.3 million, respectively. As of March 31, 2018 and December 31, 2017, $1.6 million and $1.2 million remained payable, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company incurred $1.6 million and $0.0 million of income incentive fees, respectively, which is included in incentive fees on the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there was $1.6 million and $0.0 million related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of March 31, 2018 and December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, the Company incurred $0.4 million and $0.1 million of incentive fees related to the GAAP Incentive Fee, respectively, which is included in incentive fees on the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there was $1.4 million and $1.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Co-investments

We may invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC initially on August 23, 2016 and amended on March 23, 2018 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board of Directors’ approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

The Advisor has a made commitments of $10.8 million to the Company as of March 31, 2018 and December 31, 2017 of which $5.8 million and $4.8 million have been called by the Company as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Advisor held 290,702.14 and 241,527.73 shares of the Company, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million as of March 31, 2018 and December 31, 2017 of which $277.6 million and $222.1 million, respectively, has been called by the Company as of March 31, 2018 and December 31, 2017, respectively. These investors held 13,803,351.58 and 11,070,200.25 shares of the Company at March 31, 2018 and December 31, 2017, respectively.

Controlled Affiliate Investments

Transactions during the three months ended March 31, 2018 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2017	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2018	Dividend and Interest Income	Other Income
Antares Bain Capital Complete Financing Solution LLC	$180,040,535	$178,409,807	$2,993,256	$(1,005,009)	$1,865,227	$—	$182,263,281	$4,639,124	$—
BCC Jetstream Holdings Aviation (On II), LLC (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC	324,214	424,261	—	—	—	—	424,261	—	—
BCC Jetstream Holdings Aviation (On II), LLC	1,837,216	1,837,216	—	—	—	—	1,837,216	21,288	—
BCC Jetstream Holdings Aviation (Off I), LLC	7,403,505	7,838,831	—	—	2	—	7,838,833	68,854	—
Total	$189,605,470	$188,510,115	$2,993,256	$(1,005,009)	$1,865,229	$—	$192,363,591	$4,729,266	$—

(1)                                        Non-income producing.

Note 6. Borrowings

In accordance with the 1940 Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 2.63 to 1 and 2.12 to 1, respectively.

The Company’s outstanding borrowings as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018			As of December 31, 2017
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$139,398,750	$139,398,750	$150,000,000	$150,000,000	$150,000,000
BCSF Revolving Credit Facility	500,000,000	250,000,000	250,000,000	500,000,000	301,000,000	301,000,000
Total Debt	$650,000,000	$389,398,750	$389,398,750	$650,000,000	$451,000,000	$451,000,000

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2018 and year ended December 31, 2017 are 3.76% and 3.40%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Revolving Credit Facility	$139,398,750	$—	$139,398,750	$—	$—
BCSF Revolving Credit Facility	250,000,000	—	—	250,000,000	—
Total Debt Obligations	$389,398,750	$—	$139,398,750	$250,000,000	$—

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (“Revolving Credit Agreement”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of Sumitomo Mitsui Banking Corporation (“SMBC”) or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to, maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of March 31, 2018 and December 31, 2017, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

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

As of March 31, 2018, we had $139.4 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

For the three months ended March 31, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2018	2017
Borrowing interest expense	$1,056,935	$33,458
Unused facility fee	3,533	71,791
Amortization of deferred financing costs and upfront commitment fees	90,228	90,228
Total interest and debt financing expenses	$1,150,696	$195,477

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to

$750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2018, the Company was in compliance with these covenants.

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

As of March 31, 2018 and December 31, 2017, there were $250.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

For the three months ended March 31, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2018	2017
Borrowing interest expense	$2,696,109	$—
Unused facility fee	178,725	—
Amortization of deferred financing costs and upfront commitment fees	263,367	—
Total interest and debt financing expenses	$3,138,201	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure in foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2018 and December 31, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $7.9 million and $4.4 million with the counterparties on foreign currency exchange contracts at March 31, 2018 and December 31, 2017, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $82.6 million. For the three months ended March 31, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $2.0 million.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statements of assets and liabilities. The Company minimizes counterparty credit risk through credit monitoring procedures, executing master netting arrangements and managing margin and collateral requirements, as appropriate.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2018.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(1,118,243)	$(1,118,243)	$1,118,243	$—
Citibank	Unrealized depreciation on forward currency contracts	$—	$(1,445,080)	$(1,445,080)	$1,445,080	$—

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

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(2,877,294)	$(2,877,294)	$2,877,294	$—
Citibank	Unrealized depreciation on forward currency contracts	$—	$(627,520)	$(627,520)	$627,520	$—

(1)                                     Amount excludes excess cash collateral paid.

(2)                                     Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2018 and 2017 was as follows:

	For the Three Months Ended March 31,
	2018	2017
Net realized loss on forward currency exchange contracts	$(3,317,385)	$—
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	941,491	(261,684)
Total net realized and unrealized losses on forward currency exchange contracts	$(2,375,894)	$(261,684)

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
Total distributions declared			$0.34	$10,609,643

During the three months ended March 31, 2017, there were no distributions declared.

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

Since October 2016, the Company has issued 31,204,831.44 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor has made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of March 31, 2018 and December 31, 2017, aggregate commitments relating to the Private Offering were $1.3 billion and $1.3 billion, respectively. The remaining unfunded capital commitments related to these Subscription Agreements totaled $627.3 million and $752.6 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, BCSF Advisors, LP contributed in aggregate $5.8 million to the Company and received 290,702.14 shares of the Company and contributed $4.8 million to the Company and received 241,527.73 shares of the Company, respectively. At March 31, 2018 and December 31, 2017, BCSF Advisors, LP owned 0.93% and 0.97%, respectively, of the outstanding common stock of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	6,163,522.52	$125,427,706	11,281,229.37	$227,513,324
Dividend reinvestment	65,496.52	1,329,579	62.87	1,264
Total capital drawdowns and dividend reinvestment	6,229,019.04	$126,757,285	11,281,292.24	$227,514,588

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2018, the Company had $95.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	3,187,575
Captain D’s LLC — Revolver	12/15/2023	1,334,627
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	769,218
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,066,880
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	753,288
Endries International, Inc. — Revolver	6/1/2022	2,018,212
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	200,057
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	579,154
Lakeland Tours, LLC — Delayed Draw Term Loan	12/6/2024	186,596
McKissock, LLC — Revolver	8/5/2021	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	2,408,390
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	959,339
Total First Lien Senior Secured Loans		$86,119,942
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		9,735,064
Total Other Unfunded Commitments		$9,735,064
Total		$95,855,006

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2018.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of March 31, 2018.

As of December 31, 2017, the Company had $111.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D’s LLC — Revolver	12/15/2023	843,289
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316
Total First Lien Senior Secured Loans		$93,544,434
Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716
Total Second Lien Senior Secured Loans		$8,000,716
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		9,735,064
Total Other Unfunded Commitments		$9,735,064
Total		$111,280,214

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2017.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of December 31, 2017.

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

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2018 and December 31, 2017, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Basic and diluted	2018	2017
Net increase in net assets from operations	$11,359,105	$1,612,509
Weighted average common shares outstanding	29,133,586	10,880,456
Earnings per common share-basic and diluted	$0.39	$0.15

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value at beginning of period	$20.30	$20.10
Net investment income (1)	0.30	0.09
Net realized gain (loss) (1) (7)	(0.10)	0.02
Net change in unrealized appreciation (1) (2) (8)	0.17	0.03
Net increase in net assets resulting from operations (1) (9) (10)	0.37	0.14
Stockholder distributions from net investment income (3)	(0.34)	—

Net asset value at end of period	$20.33	$20.24

Net assets at end of period	$634,469,575	$339,471,355
Shares outstanding at end of period	31,204,831.44	16,772,174.54
Total return based on net asset value (4)	1.82%	0.70%
Ratios:
Ratio of net investment income to average net assets (5) (12)	7.06%	1.91%
Ratio of total expenses to average net assets (5) (12)	4.93%	2.13%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (12)	2.95%	0.35%
Ratio of expenses (without incentive fees) to average net assets (5) (12)	4.59%	2.09%
Ratio of incentive fees to average net assets (5) (11)	0.34%	0.04%
Average debt outstanding	$404,632,500	$6,351,969
Portfolio turnover (6)	7.44%	2.77%
Total committed capital, end of period	$1,255,319,125	$842,159,090
Ratio of total contributed capital to total committed capital, end of period	50.03%	40.06%

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

(5)                                     The computation of average net assets during the period is based on averaging net assets for the period reported.

(6)                                     Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.

(7)                                     Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.

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

(11)                                Ratio is not annualized.

(12)                                Ratio is annualized. Incentive fees included within the ratio are not annualized.

Note 13. Subsequent Events

On April 17, 2018, the Company delivered a capital drawdown notice to its investors due on May 1, 2018 relating to the sale of 6,160,338.84 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of $125,547,705.50. The sale closed on May 1, 2018. Following this sale, approximately 60% of the Company’s total commitments are drawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2018. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Investments

We expect that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. During the quarter ended March 31, 2018, the Company’s investment pace was slower than the target. However, the Advisor currently believes that, as the Company continues to ramp up its portfolio, the investment pace will increase towards the target rate over time.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2018 and December 31, 2017, 98.1% and 98.4%, respectively, of our debt investments, based on fair value, bear interest at a floating rate, which may be subject to interest rate floors. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Portfolio and Investment Activity

During the three months ended March 31, 2018, we invested $143.7 million in 25 portfolio companies, including ABCS, and had $65.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $78.8 million for the period.

During the three months ended March 31, 2017, we invested $89.8 million in 13 portfolio companies and had $4.2 million in aggregate amount of principal repayments and sales, resulting in net investments of $85.6 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$528,783,860	58.7%	$537,573,452	58.7%	6.7%
First Lien Last Out Loans (1)	29,316,405	3.3	30,778,911	3.4	8.0
Second Lien Senior Secured Loans (1)	138,436,768	15.4	141,190,900	15.4	9.5
Corporate Bonds (1)	12,853,894	1.4	11,725,860	1.3	7.8
Investment Vehicles (1) (2)	180,040,535	20.0	182,263,281	19.9	13.5
Equity Interest	9,227,719	1.0	9,763,094	1.1	N/A
Preferred Equity	1,952,879	0.2	2,072,792	0.2	N/A
Total (1)	$900,612,060	100.0%	$915,368,290	100.0%	8.6%

(1)             Computed for debt investments based upon the annual interest rate at March 31, 2018, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at March 31, 2018. Weighted average yield for Investment Vehicles represents the weighted average levered yield of the Company’s proportionate investment in ABCS at March 31, 2018. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, divided by the Company’s par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

(2)             Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$478,807,128	58.3%	$485,319,396	58.4%	6.2%
First Lien Last Out Loans (1)	29,329,934	3.6	30,515,994	3.7	7.8
Second Lien Senior Secured Loans (1)	115,414,976	14.1	117,467,412	14.1	9.4
Corporate Bonds (1)	8,478,000	1.0	8,138,880	1.0	7.8
Investment Vehicles (1) (2)	178,052,288	21.7	178,409,807	21.4	13.0
Equity Interest	9,227,719	1.1	9,763,092	1.2	N/A
Preferred Equity	1,952,879	0.2	1,963,490	0.2	N/A
Total (1)	$821,262,924	100.0%	$831,578,071	100.0%	8.2%

(1)             Computed for debt investments based upon the annual interest rate at December 31, 2017, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at December 31, 2017. Weighted average yield for Investment Vehicles represents the weighted average levered yield of the Company’s proportionate investment in ABCS at December 31, 2017. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, divided by the Company’s par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

(2)             Represents equity investment in ABCS.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2018:

As of
March 31, 2018
Number of portfolio companies (2)	92
Percentage of debt bearing a floating rate(1)	98.1%
Percentage of debt bearing a fixed rate (1)	1.9%

(1)             Measured on a fair value basis.

(2)             Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2017:

As of
December 31, 2017
Number of portfolio companies (2)	85
Percentage of debt bearing a floating rate(1)	98.4%
Percentage of debt bearing a fixed rate (1)	1.6%

(1)             Measured on a fair value basis.

(2)             Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$900,612,060	100.0%	$915,368,290	100.0%
Non-accrual	—	—	—	—
Total	$900,612,060	100.0%	$915,368,290	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$821,262,924	100.0%	$831,578,071	100.0%
Non-accrual	—	—	—	—
Total	$821,262,924	100.0%	$831,578,071	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$120,425,021	11.8%	$120,425,021	11.6%
Foreign cash	2,305,610	0.2	2,315,865	0.2
First Lien Senior Secured Loans	528,783,860	51.7	537,573,452	51.8
First Lien Last Out Loans	29,316,405	2.9	30,778,911	3.0
Second Lien Senior Secured Loans	138,436,768	13.5	141,190,900	13.6
Corporate Bonds	12,853,894	1.2	11,725,860	1.1
Investment Vehicles (1)	180,040,535	17.6	182,263,281	17.6
Equity Interest	9,227,719	0.9	9,763,094	0.9
Preferred Equity	1,952,879	0.2	2,072,792	0.2
Total	$1,023,342,691	100.0%	$1,038,109,176	100.0%

(1)                                     Represents equity investment in ABCS.

The following table shows the amortized cost and fair value of the investment portfolio and cash and cash equivalents and foreign cash as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$139,506,289	14.5%	$139,506,289	14.4%
Foreign cash	1,383,845	0.1	1,411,855	0.1
First Lien Senior Secured Loans	478,807,128	49.8	485,319,396	49.9
First Lien Last Out Loans	29,329,934	3.0	30,515,994	3.1
Second Lien Senior Secured Loans	115,414,976	12.0	117,467,412	12.1
Corporate Bonds	8,478,000	0.9	8,138,880	0.8
Investment Vehicles (1)	178,052,288	18.5	178,409,807	18.4
Equity Interest	9,227,719	1.0	9,763,092	1.0
Preferred Equity	1,952,879	0.2	1,963,490	0.2
Total	$962,153,058	100.0%	$972,496,215	100.0%

(1)                                     Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2018 (with corresponding percentage of total portfolio investments):

	As of March 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$180,040,535	20.0%	$182,263,281	19.9%
High Tech Industries	137,859,394	15.3	138,725,752	15.2
Healthcare & Pharmaceuticals	78,280,938	8.7	79,187,106	8.6
Services: Business	57,753,641	6.4	58,895,315	6.4
Energy: Oil & Gas	57,179,099	6.4	57,809,836	6.3
Aerospace & Defense	43,905,089	4.9	44,764,490	4.9

Hotel, Gaming & Leisure	35,416,079	3.9	35,952,504	3.9
Capital Equipment	34,424,393	3.8	35,037,403	3.8
Wholesale	26,956,533	3.0	27,288,688	3.0
Containers, Packaging & Glass	25,160,887	2.8	25,274,027	2.8
Automotive	24,158,168	2.7	24,523,335	2.7
Consumer goods: non-durable	21,323,757	2.4	21,725,600	2.4
Environmental Industries	19,069,122	2.1	20,371,930	2.2
Transportation: Cargo	19,897,571	2.2	20,236,641	2.2
Construction & Building	15,976,907	1.8	17,900,221	2.0
Retail	17,346,006	1.9	17,411,632	1.9
Media: Broadcasting & Subscription	17,033,022	1.9	17,097,663	1.9
Media: Diversified & Production	14,717,954	1.6	16,381,262	1.8
Telecommunications	12,104,963	1.3	12,340,855	1.3
Insurance	12,164,710	1.4	12,158,155	1.3
Utilities: Electric	12,853,894	1.4	11,725,860	1.3
Real Estate	10,669,051	1.2	11,174,787	1.2
Chemicals, Plastics & Rubber	8,422,649	0.9	9,119,159	1.0
Consumer goods: durable	7,008,334	0.8	6,980,387	0.8
Beverage, Food & Tobacco	6,875,206	0.8	6,931,901	0.8
Media: Advertising, Printing & Publishing	4,014,158	0.4	4,090,500	0.4
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$900,612,060	100.0%	$915,368,290	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2018:

	As of March 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	915,368,290	100.0	92	100.0
3	—	—	—	—
4	—	—	—	—
Total	$915,368,290	100.0%	92	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—
Total	$831,578,071	100.0%	85	100.0%

Antares Bain Capital Complete Financing Solution

The Company has entered into a limited liability company agreement with Antares Midco Inc. (“Antares”) to invest in ABC Complete Financing Solution LLC. ABC Complete Financing Solution LLC, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABC Complete Financing Solution LLC’s principal purpose is to make investments through its wholly owned subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”), primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations.

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

Investment decisions of ABCS require the consent of both the Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Advisor and Antares source investments for ABCS. The affairs of the Company are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

The following table shows the ABCS maximum capital contributions, contributions and unfunded capital contributions from its members as of March 31, 2018.

	As of March 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$181,045,544	$243,954,456
Antares Midco Inc.	525,000,000	223,639,397	301,360,603
Total Investments	$950,000,000	$404,684,941	$545,315,059

The following table shows the ABCS maximum capital contributions, contributions and unfunded capital contributions from its members as of December 31, 2017.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130
Total Investments	$950,000,000	$397,994,158	$552,005,842

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of March 31, 2018 and December 31, 2017, the ABCS Facility had $627.4 million and $592.1 million of outstanding debt under the ABCS facility, respectively. As of March 31, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 4.30% and 4.30% per annum, respectively.

As of March 31, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,024.7 million and $956.2 million, respectively. As of March 31, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 14 and 14 different borrowers, respectively. As of March 31, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,021,386,949	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.4%	8.1%
Largest loan to a single borrower (1)	$119,485,191	$106,231,058
Total of five largest loans to borrowers (1)	$515,719,184	$465,635,606
Number of borrowers in the ABCS	14	14
Commitments to fund delayed draw loans (3)	$20,593,017	$25,087,777

(1)                                     At principal amount.

(2)                                     Based on par amount.

(3)                                     As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018:

Selected Balance Sheet Information

	As of
	March 31, 2018	December 31, 2017
Loans	$1,019,783,646	$956,184,609
Cash, restricted cash and other assets	31,794,271	33,348,801
Total assets	$1,051,577,917	$989,533,410
Debt (1)	$623,192,443	$587,657,029
Other liabilities	13,416,010	3,340,372
Total liabilities	$636,608,453	$590,997,401
Members’ equity	414,969,464	398,536,009
Total liabilities and members’ equity	$1,051,577,917	$989,533,410

(1)                                     Net of $4.2 and $4.5 million deferred financing costs for the ABCS Facility, as of March 31, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

For the Three Months Ended
March 31, 2018
Interest Income	$19,918,482
Fee income	79,886
Total revenues	19,998,368
Credit facility expenses (1)	8,907,531
Other fees and expenses	1,348,003
Total expenses	10,255,534
Net investment income	9,742,834
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase in members’ capital from operations	$9,742,834

(1)                                     As of March 31, 2018 and December 31 2017, the ABCS Facility had $       million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate which sources the deal. For the three months ended March 31, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of March 31, 2018

(Unaudited)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$11,265,912	$11,218,501	$11,265,912
Total Capital Equipment					11,218,501	11,265,912
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.39%	2/1/2021	$12,128,569	12,128,569	12,128,569
Total Chemicals, Plastics & Rubber					12,128,569	12,128,569
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.57%	9/9/2023	$22,770,893	22,770,893	23,088,717
Total Consumer Goods: Non-Durable					22,770,893	23,088,717
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.80%	12/20/2022	$6,212,949	6,212,949	6,325,329
Total Media: Advertising, Printing & Publishing					6,212,949	6,325,329
Services: Business
McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$2,624,768	2,624,768	2,618,206
Total Services: Business					2,624,768	2,618,206
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.43%	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Delayed Draw Term Loan					54,955,680	55,426,733

First lien senior secured loan
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.55%	3/1/2024	$80,924,185	80,924,185	80,924,185
Total Banking					80,924,185	80,924,185
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.43%	6/30/2022	$75,152,266	75,133,165	75,152,266
Total Capital Equipment					75,133,165	75,152,266
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	6.94%	8/1/2022	$50,843,172	50,781,024	50,843,172
PRCC Holdings, Inc. (5)	L+ 6.50%	8.39%	2/1/2021	$75,387,252	75,605,593	75,387,252
Total Chemicals, Plastics & Rubber					126,386,617	126,230,424
Construction & Building
Stanton Carpet Corp.	L+ 6.50%	8.38%	11/21/2022	$64,805,183	64,805,183	64,805,183
Total Construction & Building					64,805,183	64,805,183
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.51%	9/9/2023	$86,243,009	85,755,817	87,105,439
Total Consumer Goods: Non-Durable					85,755,817	87,105,439
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.80%	12/20/2022	$76,415,350	76,415,350	77,179,503
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	7.55%	6/6/2019	$11,962,715	11,962,715	11,962,715
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.07%	6/6/2019	$3,994,904	3,994,904	3,994,904
Total Media: Advertising, Printing & Publishing					92,372,969	93,137,122
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.05%	6/15/2022	$34,508,075	34,508,075	34,508,075
Total Media: Diversified & Production					34,508,075	34,508,075
Retail
Batteries Plus Holding Corporation	L+ 6.50%	8.64%	7/6/2022	$68,503,938	68,503,938	69,188,978
Total Retail					68,503,938	69,188,978
Services: Business

McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$8,132,427	8,132,427	8,213,752
McKissock, LLC	L+ 6.00%	8.30%	8/5/2021	$17,057,584	17,057,584	17,014,940
TEI Holdings Inc.	L+ 6.00%	8.20%	12/20/2023	$119,485,191	118,819,962	119,186,478
Total Services: Business					144,009,973	144,415,170
Transportation: Cargo
ENC Holding Corporation	L+ 6.50%	8.36%	2/8/2023	$79,682,514	79,603,856	80,479,339
Total Transportation: Cargo					79,603,856	80,479,339
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.65%	12/1/2021	$113,286,093	112,824,188	113,286,093
Total Transportation: Consumer					112,824,188	113,286,093
Total First lien senior secured loan					964,827,966	969,232,274

Total Corporate Debt					$1,019,783,646	$1,024,659,007
Total Investments					$1,019,783,646	$1,024,659,007

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) $158,063 of the total par amount for this security is at P + 4.75%.

(4) $52,785 of the total par amount for this security is at P + 5.75%.

(5) $393,462 of the total par amount for this security is at P + 5.50%.

(6) $62,615 of the total par amount for this security is at P + 5.50%.

(7) $283,215 of the total par amount for this security is at P + 5.50%.

(8) $218,341 of the total par amount for this security is at P + 5.50%.

(9) $38,975 of the total par amount for this security is at P + 5.50%.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2017

	Spread Above			Principal/
Portfolio Company	Index (1)	Interest Rate	Maturity Date	Par Amount	Amortized Cost	Fair Value (2)

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

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

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

Results of Operations

Operating results of the Company for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Total investment income from non-controlled/non-affiliate investments	$12,729,301	$2,242,416
Total investment income from controlled affiliate investments	4,729,266	—
Total expenses	8,683,845	1,252,764
Excise tax expense	309	—
Net investment income after taxes	8,774,413	989,652
Net realized gain on non-controlled/non-affiliate investments	257,702	120,132
Net realized gain on foreign currency transactions	279,145	64,701
Net realized loss on forward currency exchange contracts	(3,317,385)	—
Net change in unrealized depreciation on foreign currency translation	(17,344)	(15,064)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	941,491	(261,684)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	2,575,854	714,772
Net change in unrealized appreciation on controlled affiliate investments	1,865,229	—
Net increase in net assets resulting from operations	$11,359,105	$1,612,509

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

During the three months ended March 31, 2018, the Company’s investment income was comprised of $17.5 million of interest income and other income, which includes $0.3 million from the accretion of discounts and $4.6 million from the distribution from ABCS.

During the three months ended March 31, 2017, the Company’s investment income was comprised of $2.2 million of interest income, which includes $0.2 million from the accretion of discounts.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Interest and debt financing expenses	$4,288,897	$195,477
Amortization of deferred offering costs	—	103,845
Base management fee	1,623,781	266,584
Incentive fee	2,004,548	93,428
Professional fees	523,677	413,539
Directors fees	68,250	67,812
Other general and administrative expenses	174,692	112,079
Total expenses	$8,683,845	$1,252,764

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”) and the revolving credit agreement (the “BCSF Revolving Credit Facility”, together with the BCSF Revolving Credit Facility, the “Revolving Credit Facilities”) with Goldman Sachs Bank USA. As of March 31, 2018, the Revolving Credit Facilities had an outstanding balance of $389.4 million. As of December 31, 2017, the Revolving Credit Facility had an outstanding balance of $451.0 million. Interest and debt financing expenses for the three months ended March 31, 2018 and March 31, 2017 were approximately

$4.3 million and $0.2 million, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.76% and 3.40% as of March 31, 2018 and December 31, 2017, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Forward Currency Exchange Contracts

For the three months ended March 31, 2018, we had $4.4 million in net unrealized appreciation on 119 investments in 92 portfolio companies. Unrealized appreciation for the three months ended March 31, 2018 resulted from an increase in fair value, primarily due to positive valuation adjustments. During the three months ended March 31, 2018, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three months ended March 31, 2018, we had $0.9 million in unrealized appreciation on forward currency exchange contracts, which was substantially offset by an increase in the unrealized appreciation on our investments due to foreign currency fluctuations.

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

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2018, we had sales and principal repayments of $65.0 million resulting in $0.3 million of net realized gains. During the three months ended March 31, 2017, we had sales and principal repayments of $4.2 million, resulting in $0.1 million of net realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018 and 2017, the net increase in net assets resulting from operations was $11.4 million and $1.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.39 and $0.15, respectively.

Cash Flows

For the three months ended March 31, 2018, cash, foreign cash and cash equivalents decreased by $18.2 million. During the same period, we used $75.9 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the three months ended March 31, 2018, we generated $57.4 million from financing activities, primarily from borrowings on our Revolving Credit Facilities and the issuance of common stock, offset by repayments on our Revolving Credit Facilities.

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

Financial Condition, Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, we had $122.7 million and $140.9 million in cash, foreign cash and cash equivalents, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facilities and from other banks or lenders; and, (3) cash flows from operations.

At March 31, 2018 cash on hand, combined with our uncalled capital commitments of $627.3 million and $250.0 million undrawn amount on our Revolving Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

The Company has entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of March 31, 2018 and December 31, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from BCSF Advisors, LP.  As of March 31, 2018, we had received capital contributions totaling $628.0 million, of which $5.8 million was from BCSF Advisors, LP. As of December 31, 2017, we had received capital contributions totaling $502.6 million, of which $4.8 million was from BCSF Advisors, LP.

During the three months ended March 31, 2018, pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 6,163,522.52 of our common shares for an aggregate offering of $125.4 million. During the three months ended March 31, 2017, we received additional capital commitments of $295.8 million, and pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 11,281,229.37 of our common shares for an aggregate offering of $227.5 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes.

As of March 31, 2018 and December 31, 2017, we received all amounts relating to the capital drawdown notices. During the three months ended March 31, 2018, we issued 65,496.52 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2017, we issued 62.87 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (the “Revolving Credit Agreement”). The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of March 31, 2018 and December 31, 2017, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

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

As of March 31, 2018, we had $139.4 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

For the three months ended March 31, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2018	2017
Borrowing interest expense	$1,056,935	$33,458
Unused facility fee	3,533	71,791
Amortization of deferred financing costs and upfront commitment fees	90,228	90,228
Total interest and debt financing expenses	$1,150,696	$195,477

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2018, the Company was in compliance with these covenants.

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

As of March 31, 2018 and December 31, 2017, there were $250.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the BCSF Revolving Credit Facility.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

For the three months ended March 31, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2018	2017
Borrowing interest expense	$2,696,109	$—
Unused facility fee	178,725	—
Amortization of deferred financing costs and upfront commitment fees	263,367	—
Total interest and debt financing expenses	$3,138,201	$—

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are currently permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 2.63 to 1 and 2.12 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

The following table summarizes distributions declared during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
Total distributions declared			$0.34	$10,609,643

There were no distributions declared to stockholders for the three months ended March 31, 2017.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Company had unfunded capital commitments related to Subscription Agreements of $627.3 million and $752.6 million, respectively.

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

As of March 31, 2018, our unfunded capital commitments consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	3,187,575
Captain D’s LLC — Revolver	12/15/2023	1,334,627
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	769,218
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,066,880
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	753,288
Endries International, Inc. — Revolver	6/1/2022	2,018,212
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	200,057
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	579,154
Lakeland Tours, LLC — Delayed Draw Term Loan	12/6/2024	186,596
McKissock, LLC — Revolver	8/5/2021	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	2,408,390
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	959,339
Total First Lien Senior Secured Loans		$86,119,942
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		9,735,064
Total Other Unfunded Commitments		$9,735,064
Total		$95,855,006

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2018.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of March 31, 2018.

As of December 31, 2017, our unfunded capital commitments consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D’s LLC — Revolver	12/15/2023	843,289
Clinical Innovations — Revolver	10/17/2022	998,161
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316
Total First Lien Senior Secured Loans		$93,544,434
Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716
Total Second Lien Senior Secured Loans		$8,000,716
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		9,735,064
Total Other Unfunded Commitments		$9,735,064
Total		$111,280,214

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2017.

(3)             Unfunded commitments represent unfunded commitments to fund investments.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X.  These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indication of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

•                  The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board: and

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing investments include, as relevant, but not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments. The Company currently conducts this valuation process on a quarterly basis.

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

Assuming that the statement of financial condition as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(1,610,187)	$(973,497)	$(636,690)
Up 100 basis points	6,807,353	3,893,988	2,913,365
Up 200 basis points	14,787,369	7,787,975	6,999,394
Up 300 basis points	22,816,153	11,681,963	11,134,190

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

Item 4. Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2018, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we issued 65,496.52 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended March 31, 2018 was approximately $1,392,579. Other than the shares issued under our dividend reinvestment plan during the quarter ended March 31, 2018, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.6

Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

10.7

Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: May 10, 2018	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 10, 2018	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer