Form 10-Q
period 2018-06-30
Bain Capital Specialty Finance, Inc.
filed 2018-08-10
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of August 10, 2018, the registrant had 43,702,015.65 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $853,181,573 and $633,645,701, respectively)	$853,283,326	$643,067,956
Controlled affiliate investments (amortized cost of $212,954,582 and $187,617,223, respectively)	215,852,365	188,510,115
Cash and cash equivalents	125,785,589	139,506,289
Foreign cash (cost of $15,201,888 and $1,383,845, respectively)	15,204,499	1,411,855
Collateral on forward currency exchange contracts	820,000	4,421,968
Deferred financing costs	5,097,608	5,808,726
Interest receivable on investments	3,936,470	2,888,847
Prepaid insurance	48,535	137,785
Receivable for sales and paydowns of investments	3,372,539	2,497,769
Distribution receivable	305,250	—
Unrealized appreciation on forward currency exchange contracts	4,089,279	—
Dividend receivable	5,390,500	—
Total Assets	$1,233,185,960	$988,251,310

Liabilities
Revolving credit facilities	$446,519,000	$451,000,000
Interest payable	990,554	815,402
Payable for investments purchased	13,279,088	14,814,984
Unrealized depreciation on forward currency exchange contracts	—	3,504,814
Base management fee payable	1,878,062	1,244,033
Incentive fee payable	1,312,528	1,017,919
Accounts payable and accrued expenses	1,166,268	1,143,946
Excise tax payable	—	4,882
Distributions payable	13,484,328	7,742,502
Total Liabilities	478,629,828	481,288,482

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 37,456,468 and 24,975,812 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	37,457	24,976
Paid in capital in excess of par value	757,681,897	503,533,321
Accumulated undistributed net investment income (loss)	(5,306,932)	(3,469,772)
Accumulated undistributed net realized gain (loss)	(4,947,853)	35,676
Net unrealized appreciation	7,091,563	6,838,627
Total Net Assets	754,556,132	506,962,828
Total Liabilities and Total Net assets	$1,233,185,960	$988,251,310

Net asset value per share	$20.14	$20.30

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017	2018	2017
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$15,820,982	$4,432,338	$28,436,279	$6,674,754
Other income	94,201	88,988	208,205	88,988
Total investment income from non-controlled/non-affiliate investments	15,915,183	4,521,326	28,644,484	6,763,742
Investment income from controlled affiliate investments:
Interest from investments	77,339	7,846	98,627	7,846
Dividend income	5,432,984	—	10,140,962	—
Total investment income from controlled affiliate investments	5,510,323	7,846	10,239,589	7,846
Total investment income	21,425,506	4,529,172	38,884,073	6,771,588

Expenses
Interest and debt financing expenses	$5,325,222	$202,431	$9,614,119	$397,908
Amortization of deferred offering costs	—	104,998	—	208,843
Base management fee	1,878,062	582,131	3,501,843	848,715
Incentive fee	911,103	116,392	2,915,651	209,820
Professional fees	316,290	486,168	839,967	899,707
Directors fees	66,911	68,250	135,161	136,062
Other general and administrative expenses	449,718	174,412	624,410	286,491
Total expenses before incentive fee waivers	8,947,306	1,734,782	17,631,151	2,987,546
Incentive fee waiver	(1,004,198)	—	(1,004,198)	—
Total expenses, net of incentive fee waivers	7,943,108	1,734,782	16,626,953	2,987,546
Net investment income before taxes	13,482,398	2,794,390	22,257,120	3,784,042
Excise tax expense	—	—	309	—
Net investment income after taxes	13,482,398	2,794,390	22,256,811	3,784,042

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(2,103,579)	(87,531)	(1,845,877)	32,601
Net realized gain (loss) on foreign currency transactions	(543,658)	516,344	(264,513)	581,045
Net realized gain (loss) on forward currency exchange contracts	444,246	(220,006)	(2,873,139)	(220,006)
Net change in unrealized depreciation on foreign currency translation	(8,202)	(424,018)	(25,546)	(439,082)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,652,602	(1,147,554)	7,594,093	(1,409,238)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(11,896,356)	2,138,706	(9,320,502)	2,853,478
Net change in unrealized appreciation on controlled affiliate investments	139,662	—	2,004,891	—
Total net gains (losses)	(7,315,285)	775,941	(4,730,593)	1,398,798

Net increase in net assets resulting from operations	$6,167,113	$3,570,331	$17,526,218	$5,182,840

Per Common Share Data
Basic and diluted net investment income per common share	$0.38	$0.16	$0.69	$0.27
Basic and diluted increase in net assets resulting from operations per common share	$0.17	$0.21	$0.54	$0.37
Basic and diluted weighted average common shares outstanding	35,379,436	17,221,607	32,273,765	14,068,549

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017

Operations:
Net investment income	$22,256,811	$3,784,042
Net realized gain (loss)	(4,983,529)	393,640
Net change in unrealized appreciation	252,936	1,005,158
Net increase in net assets resulting from operations	17,526,218	5,182,840
Stockholder distributions:
Distributions from net investment income	(24,093,971)	(3,914,024)
Net decrease in net assets resulting from stockholder distributions	(24,093,971)	(3,914,024)
Capital share transactions:
Issuance of common stock	250,975,412	392,735,246
Reinvestment of stockholder distributions	3,185,645	115,824
Net increase in net assets resulting from capital share transactions	254,161,057	392,851,070

Total increase in net assets	247,593,304	394,119,886
Net assets at beginning of period	506,962,828	110,344,258
Net assets at end of period	$754,556,132	$504,464,144

Net asset value per common share	$20.14	$20.25
Common stock outstanding at end of period	37,456,468	24,908,835

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,526,218	$5,182,840
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(375,022,354)	(305,271,134)
Proceeds from principal payments and sales of investments	126,574,268	13,380,378
Net realized (gain) loss from investments	1,845,877	(32,601)
Net realized loss on foreign currency transactions	264,513	—
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(7,594,093)	1,409,238
Net change in unrealized appreciation (depreciation) on investments	7,315,611	(2,853,478)
Net change in unrealized appreciation on foreign currency translation	25,546	439,082
Accretion of discounts and amortization of premiums	(709,845)	(305,669)
Amortization of deferred financing costs and upfront commitment fees	711,118	181,459
Amortization of deferred offering costs	—	208,843
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	3,601,968	(2,020,000)
Interest receivable on investments	(1,047,623)	(843,851)
Prepaid insurance	89,250	93,172
Distribution receivable	(305,250)	—
Dividend receivable	(5,390,500)	—
Other assets	—	5,723
Interest payable	175,152	87,426
Base management fee payable	634,029	403,927
Incentive fee payable	294,609	209,821
Accounts payable and accrued expenses	22,322	283,296
Excise tax payable	(4,882)	—
Net cash used in operating activities	(230,994,066)	(289,441,528)

Cash flows from financing activities
Borrowings on revolving credit facilities	144,000,000	94,689,940
Repayments on revolving credit facilities	(148,481,000)	(77,959,900)
Proceeds from issuance of common stock	250,975,412	227,513,324
Stockholder distributions paid	(15,166,500)	(1,140,591)
Net cash provided by financing activities	231,327,912	243,102,773

Net increase (decrease) in cash, foreign cash and cash equivalents	333,846	(46,338,755)
Effect of foreign currency exchange rates	(261,902)	103
Cash, foreign cash and cash equivalents, beginning of period	140,918,144	66,732,154
Cash, foreign cash and cash equivalents, end of period	$140,990,088	$20,393,502

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$8,727,849	$212,175
Cash paid for excise taxes during the period	$5,191	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$3,185,645	$115,824

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2018

(Unaudited)

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 158.1%
Investments 141.7%
Non-Controlled/Non-Affiliate Investments 113.1%
Corporate Fixed Income 3.9%
Corporate Bond 3.9%
Beverage, Food & Tobacco 1.3%
Hearthside Food Solutions, LLC	—	8.50%	6/1/2026	$10,000,000	9,782,623	9,675,000
Total Beverage, Food & Tobacco					9,782,623	9,675,000
Consumer Goods: Non-Durable 1.2%
Kronos Acquisition Holdings Inc.	—	9.00%	8/15/2023	$10,000,000	9,301,439	9,025,000
Total Consumer Goods: Non-Durable					9,301,439	9,025,000
Utilities: Electric 1.4%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$13,478,000	$12,869,999	$10,984,570
Total Utilities: Electric					12,869,999	10,984,570
Total Corporate Bond					$31,954,061	$29,684,570
Total Corporate Fixed Income					$31,954,061	$29,684,570

Corporate Debt 108.7%
Delayed Draw Term Loan 0.4%
Capital Equipment 0.3%
Endries International, Inc. (3) (15) (19)	P+3.75%	8.75%	6/1/2023	$2,525,067	2,484,790	2,525,067
Total Capital Equipment					2,484,790	2,525,067
Construction & Building 0.0%
Chase Industries, Inc. (2) (3) (5) (15) (19) (21)	—	—	5/12/2025	$—	(18,451)	(9,360)
Total Construction & Building					(18,451)	(9,360)
Media: Diversified & Production 0.1%
International Entertainment Investments Limited (3) (6) (18) (19)	GBP LIBOR+3.75%	4.52%	2/28/2022	£599,178	757,979	791,334
Total Media: Diversified & Production					757,979	791,334
Services: Business 0.0%
Sovos Compliance, LLC (2) (3) (15) (19)	—	—	3/1/2022	$—	—	(48,387)
Total Services: Business					—	(48,387)
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (5) (15) (19) (21)	—	—	6/15/2023	$—	(21,538)	(21,724)
Total Telecommunications					(21,538)	(21,724)
Transportation: Cargo 0.0%
ENC Holding Corporation (3) (5) (18) (21)	—	—	5/30/2025	$—	(1,202)	1,503
Transportation: Cargo					(1,202)	1,503
Total Delayed Draw Term Loan					$3,201,578	$3,238,433

First Lien Last Out Term Loan 3.9%
Environmental Industries 2.5%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+7.50%	8.21%	6/30/2024	£15,141,463	19,083,886	18,797,490
Total Environmental Industries					19,083,886	18,797,490
Healthcare & Pharmaceuticals 1.4%
Clinical Innovations, LLC (15) (19) (21) (22)	L+6.00%	8.09%	10/17/2023	$10,313,690	10,101,649	10,287,905
Total Healthcare & Pharmaceuticals					10,101,649	10,287,905
Total First Lien Last Out Term Loan					$29,185,535	$29,085,395

First Lien Senior Secured Loan 81.0%
Aerospace & Defense 2.3%
Novetta, LLC (15)	L+5.00%	7.10%	10/17/2022		$3,834,373	3,765,171	3,728,928
Salient CRGT, Inc. (15) (19) (21)	L+5.75%	7.84%	2/28/2022		$3,592,258	3,536,727	3,646,142
StandardAero Aviation Holdings, Inc. (15) (21)	L+3.75%	5.84%	7/7/2022		$9,873,096	9,966,658	9,907,652
Total Aerospace & Defense						17,268,556	17,282,722
Automotive 2.3%
CST Buyer Company (15) (19) (21)	L+5.00%	7.45%	3/1/2023		$9,456,999	9,341,101	9,504,284
OEConnection LLC (15) (21)	L+4.00%	6.10%	11/22/2024		$8,134,900	8,100,185	8,134,900
Total Automotive						17,441,286	17,639,184
Beverage, Food & Tobacco 0.7%
Restaurant Technologies, Inc. (15) (21) (24)	L+4.75%	7.07%	11/23/2022		$5,240,121	5,199,548	5,233,571
Total Beverage, Food & Tobacco						5,199,548	5,233,571
Capital Equipment 3.4%
Dorner Manufacturing Corp. (15) (19) (21)	L+5.75%	7.84%	3/15/2023		$8,247,114	8,076,942	8,288,350
DXP Enterprises, Inc. (6) (15) (21)	L+4.75%	6.84%	8/29/2023		$5,204,133	5,158,848	5,236,659
Endries International, Inc. (15) (19) (21)	L+4.75%	6.80%	6/1/2023		$6,507,536	6,425,737	6,507,536
Wilsonart LLC (15) (21)	L+3.25%	5.59%	12/19/2023		$5,446,241	5,500,414	5,447,602
Total Capital Equipment						25,161,941	25,480,147
Chemicals, Plastics & Rubber 1.1%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+3.50%	5.59%	11/20/2023		$507,414	505,454	509,634
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+3.50%	5.59%	11/20/2023		$659,801	657,252	663,925
Niacet b.v. (6) (15) (19) (21)	EURIBOR+4.50%	5.50%	2/1/2024		€3,792,044	4,056,726	4,452,777
Niacet Corporation (15) (19) (21)	L+4.50%	6.59%	2/1/2024		$2,181,126	2,163,241	2,192,032
Total Chemicals, Plastics & Rubber						7,382,673	7,818,368
Construction & Building 3.8%
Bolt Infrastructure Merger Sub, Inc. (15) (21)	L+3.50%	5.59%	6/21/2024		$2,683,944	2,672,194	2,677,234
Chase Industries, Inc. (15) (19) (21)	L+4.00%	6.36%	5/11/2025		$11,980,952	11,921,224	11,951,000
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+7.00%	7.50%	4/18/2022		€2,825,002	3,077,840	3,300,732
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+7.00%	7.50%	4/18/2022		€8,574,506	9,183,741	10,018,452
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+7.00%	7.50%	4/18/2022		€915,945	1,040,239	1,070,190
Total Construction & Building						27,895,238	29,017,608
Consumer Goods: Durable 2.3%
New Milani Group LLC (15) (19) (21)	L+4.25%	6.28%	6/6/2024		$17,360,000	17,187,266	17,186,400
Total Consumer Goods: Durable						17,187,266	17,186,400
Consumer Goods: Non-Durable 2.9%
FineLine Technologies, Inc. (15) (19) (21)	L+4.75%	6.85%	11/2/2022		$14,537,817	14,290,303	14,537,817
Kronos Acquisition Holdings Inc. (15) (21)	L+4.00%	5.98%	5/15/2023		$3,181,476	3,174,049	3,172,861
MND Holdings III Corp (15) (19) (21)	L+3.50%	5.83%	6/19/2024		$3,811,430	3,796,079	3,825,723
Total Consumer Goods: Non-Durable						21,260,431	21,536,401
Containers, Packaging & Glass 5.3%
BWAY Holding Company (18) (21)	L+3.25%	5.59%	4/3/2024		$12,877,444	12,872,636	12,905,619
CSP Technologies North America, LLC (15) (19) (21)	L+5.25%	7.58%	1/28/2022		$12,222,275	12,222,275	12,283,386
Terminator Bidco AS (6) (18) (19) (21)	L+5.00%	7.33%	5/22/2022		$15,100,000	14,762,592	14,760,250
Total Containers, Packaging & Glass						39,857,503	39,949,255
Energy: Oil & Gas 4.1%
Blackbrush Oil & Gas, L.P. (15) (19) (21)	L+8.00%	10.50%	2/9/2024		$31,200,000	30,623,727	30,731,999
Total Energy: Oil & Gas						30,623,727	30,731,999
Healthcare & Pharmaceuticals 3.6%
Datix Bidco Limited (6) (18) (19) (21)	BBSW+4.50%	6.65%	4/28/2025	AUD	4,211,615	3,195,318	3,056,327
Drive DeVilbiss (15) (21)	L+5.50%	7.83%	1/3/2023		$6,627,994	6,152,646	6,081,185

Great Expressions Dental Centers PC (15) (19) (21)	L+4.75%	6.84%	9/28/2023		$8,023,095	7,929,154	7,902,749
Island Medical Management Holdings, LLC (15) (19) (21)	L+6.50%	8.59%	9/1/2022		$9,321,091	9,205,810	8,668,615
U.S. Anesthesia Partners, Inc. (15) (21)	L+3.00%	5.09%	6/24/2024		$1,175,426	1,171,448	1,173,957
Total Healthcare & Pharmaceuticals						27,654,376	26,882,833
High Tech Industries 17.4%
CMI Marketing Inc. (15) (19) (21)	L+5.00%	7.33%	5/23/2024		$15,488,000	15,334,349	15,333,120
Lighthouse Network, LLC (15) (21)	L+4.50%	6.59%	12/2/2024		$16,169,636	16,099,734	16,179,742
Netsmart Technologies, Inc. (15) (21)	L+4.50%	6.57%	4/19/2023		$16,084,141	16,115,768	16,154,509
Netsmart Technologies, Inc.(15) (21)	L+3.75%	6.11%	4/19/2023		$5,649,380	5,649,380	5,677,627
Park Place Technologies (15) (21)	L+4.00%	6.09%	3/31/2025		$9,873,651	9,836,952	9,892,164
Qlik Technologies (15) (21)	L+3.50%	5.99%	4/26/2024		$17,827,444	17,782,271	17,749,448
SolarWinds Holdings, Inc. (18) (21)	L+3.00%	5.09%	2/5/2024		$14,837,656	14,928,925	14,872,688
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+5.00%	5.75%	3/8/2025	DKK	56,999,385	9,120,683	8,938,696
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+5.00%	5.81%	3/8/2025	NOK	74,019,870	9,170,912	9,085,091
Zywave, Inc. (15) (19) (21)	L+5.00%	7.34%	11/17/2022		$17,582,974	17,455,733	17,582,974
Total High Tech Industries						131,494,707	131,466,059
Hotel, Gaming & Leisure 6.4%
Aimbridge Hospitality LP (15) (19) (21)	L+5.00%	7.09%	6/22/2022		$25,648,038	25,276,858	25,648,038
Captain D’s LLC (15) (19) (21)	L+4.50%	6.57%	12/15/2023		$13,456,424	13,330,993	13,355,501
Quidditch Acquisition, Inc. (15) (19) (21)	L+7.00%	9.09%	3/21/2025		$7,970,961	7,816,063	8,050,670
Tacala Investment Corp. (18) (21)	L+3.25%	5.23%	1/31/2025		$1,516,498	1,512,870	1,511,759
Total Hotel, Gaming & Leisure						47,936,784	48,565,968
Insurance 1.9%
Alliant Holdings Intermediate, LLC (18) (21)	L+3.00%	5.05%	5/9/2025		$11,668,880	11,731,599	11,609,859
Wink Holdco, Inc. (15) (21)	L+3.00%	5.09%	12/2/2024		$2,606,076	2,600,931	2,599,545
Total Insurance						14,332,530	14,209,404
Media: Broadcasting & Subscription 2.3%
Micro Holding Corp. (18) (21)	L+3.75%	5.84%	9/13/2024		$17,029,874	16,996,290	17,047,619
Total Media: Broadcasting & Subscription						16,996,290	17,047,619
Media: Diversified & Production 1.3%
International Entertainment Investments Limited (6) (18) (19) (21)	GBP LIBOR+3.75%	4.52%	5/31/2022		£7,673,114	9,322,696	10,133,882
Total Media: Diversified & Production						9,322,696	10,133,882
Real Estate 1.4%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+7.50%	8.50%	8/9/2021		€9,300,000	10,682,903	10,594,467
Total Real Estate						10,682,903	10,594,467
Retail 2.4%
CH Hold Corp. (15) (21)	L+3.00%	5.09%	2/1/2024		$1,506,006	1,503,356	1,507,418
CVS Holdings I, LP (15) (21)	L+3.00%	5.10%	2/6/2025		$4,987,500	4,966,648	4,956,328
Eyemart Express LLC (15) (21)	L+3.00%	5.06%	8/5/2024		$11,563,940	11,608,804	11,632,606
Total Retail						18,078,808	18,096,352
Services: Business 7.3%
Advantage Sales & Marketing Inc. (15) (21)	L+3.25%	5.34%	7/23/2021		$15,825,403	15,544,309	15,063,806
Comet Bidco Limited (6) (18)	GBP LIBOR+5.25%	5.76%	9/30/2024		£6,260,870	8,042,851	8,110,244
Genuine Financial Holdings LLC (15) (19) (21)	L+4.75%	7.13%	1/26/2023		$10,416,497	10,329,082	10,416,497
Lakeland Tours, LLC (15) (21)	L+4.00%	6.34%	12/16/2024		$2,446,270	2,440,225	2,452,386
New Insight Holdings, Inc. (15) (21)	L+5.50%	7.86%	12/20/2024		$10,620,105	10,115,512	10,460,803
Sovos Compliance, LLC (15) (19) (21)	L+6.00%	8.09%	3/1/2022		$8,644,352	8,571,706	8,557,909
Travel Leaders Group, LLC (18) (21)	L+4.50%	7.00%	1/25/2024		$292,619	291,515	294,448
Total Services: Business						55,335,200	55,356,093
Services: Consumer 0.6%
Trident LS Merger Sub Corp (18) (21)	L+3.25%	5.23%	5/1/2025		$4,562,044	4,541,851	4,594,836
Total Services: Consumer						4,541,851	4,594,836

Telecommunications 3.4%
Horizon Telcom, Inc. (15) (19) (21)	L+4.50%	6.59%	6/15/2023	$13,903,448	13,731,463	13,729,655
Masergy Holdings, Inc. (15) (21)	L+3.25%	5.58%	12/15/2023	$689,615	686,955	690,765
Polycom, Inc. (15) (21)	L+5.25%	7.34%	9/27/2023	$11,456,616	11,326,932	11,478,097
Total Telecommunications					25,745,350	25,898,517
Transportation: Cargo 2.2%
ENC Holding Corporation (18) (21)	L+4.25%	6.58%	5/30/2025	$7,933,540	7,913,706	7,958,332
PS HoldCo, LLC (15) (21)	L+5.25%	7.30%	3/13/2025	$8,681,818	8,640,687	8,749,641
Total Transportation: Cargo					16,554,393	16,707,973
Wholesale 2.6%
American Tire Distributors Inc. (15) (21)	L+4.25%	6.34%	9/1/2021	$7,479,579	7,517,199	4,903,799
PT Holdings, LLC (15) (21)	L+4.00%	6.33%	12/9/2024	$14,988,930	14,933,353	14,988,930
Total Wholesale					22,450,552	19,892,729
Total First Lien Senior Secured Loan					$610,404,609	$611,322,387

Revolver 0.8%
Aerospace & Defense 0.0%
API Technologies Corp. (2) (3) (5) (15) (19)	—	—	4/22/2024	$—	(50,588)	(52,290)
Total Aerospace & Defense					(50,588)	(52,290)
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	—	—	3/1/2023	$—	(10,479)	4,487
Total Automotive					(10,479)	4,487
Banking 0.0%
Tidel Engineering, L.P. (3) (15) (19)	—	—	3/1/2023	$—	—	—
Total Banking					—	—
Capital Equipment 0.2%
Dorner Manufacturing Corp. (3) (15) (19)	L+5.75%	7.84%	3/15/2023	$65,933	44,244	68,680
Endries International, Inc. (3) (15) (19)	P+3.75%	8.75%	6/1/2022	$722,492	683,837	722,492
Winchester Electronics Corporation (3) (15) (18) (19)	L+5.00%	7.09%	6/30/2021	$850,020	850,020	850,020
Total Capital Equipment					1,578,101	1,641,192
Chemicals, Plastics & Rubber 0.0%
AP Plastics Group, LLC (3) (15) (19)	—	—	8/1/2021	$—	—	—
PRCC Holdings, Inc. (3) (15) (19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					—	—
Construction & Building 0.0%
Stanton Carpet Corp. (3) (15) (19)	—	—	11/21/2022	$—	—	—
Total Construction & Building					—	—
Consumer Goods: Non-Durable 0.1%
FineLine Technologies, Inc. (3) (5) (15) (19)	—	—	11/2/2021	$—	(39,440)	—
Solaray, LLC (3) (15) (19)	L+4.50%	6.86%	9/9/2022	$425,010	425,010	425,010
Total Consumer Goods: Non-Durable					385,570	425,010
Healthcare & Pharmaceuticals 0.1%
Clinical Innovations, LLC (3) (15) (19) (22)	L+6.00%	8.09%	10/17/2022	$383,908	361,641	381,029
Datix Bidco Limited (2) (3) (5) (6) (18) (19)	—	—	10/27/2024	£—	(26,958)	(25,688)
Great Expressions Dental Centers PC (3) (12) (15) (19)	L+4.75%	7.13%	9/28/2022	$313,423	300,948	295,918
Total Healthcare & Pharmaceuticals					635,631	651,259
High Tech Industries 0.0%
CMI Marketing Inc. (2) (3) (5) (15) (19)	—	—	5/23/2023	$—	(20,718)	(21,120)
Zywave, Inc. (3) (15) (19) (23)	L+5.00%	8.59%	11/17/2022	$300,593	286,556	300,593
Total High Tech Industries					265,838	279,473
Hotel, Gaming & Leisure 0.0%
Aimbridge Hospitality LP (3) (5) (15) (19)	—	—	6/22/2022	$—	(16,937)	—
Captain D’s LLC (3) (15) (19)	L+4.50%	6.57%	12/15/2023	$254,510	237,559	240,543
Total Hotel, Gaming & Leisure					220,622	240,543

Media: Advertising, Printing & Publishing 0.0%
Ansira Holdings, Inc. (3)(15)(19)	—	—	12/20/2022	$—	—	—
Cruz Bay Publishing (3)(15)(19)	—	—	6/6/2019	$—	—	—
Total Media: Advertising, Printing & Publishing					—	—
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.1%
Batteries Plus Holding Corporation (3) (15) (19)	L+6.75%	8.81%	7/6/2022	$425,010	425,010	425,010
Total Retail					425,010	425,010
Services: Business 0.3%
McKissock, LLC (3) (15) (19)	P+2.25%	7.25%	8/5/2021	$991,690	991,690	991,690
Sovos Compliance, LLC (2) (3) (5) (15) (19)	—	—	3/1/2022	$—	(11,632)	(14,516)
TEI Holdings Inc. (3) (13) (15) (19)	L+6.00%	8.75%	12/20/2022	$1,700,040	1,700,040	1,700,040
Total Services: Business					2,680,098	2,677,214
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (15) (19)	—	—	6/15/2023	$—	—	(14,483)
Total Telecommunications					—	(14,483)
Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (15) (19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Revolver					$6,129,803	$6,277,415

Second Lien Senior Secured Loan 22.6%
Aerospace & Defense 2.0%
TECT Power Holdings, LLC (15) (19) (21)	L+8.50%	10.59%	12/27/2021	$14,757,969	14,516,542	14,757,969
Total Aerospace & Defense					14,516,542	14,757,969
Automotive 0.8%
OEConnection LLC (15) (19) (21)	L+8.00%	10.10%	11/21/2025	$6,312,688	6,275,080	6,312,688
Total Automotive					6,275,080	6,312,688
Beverage, Food & Tobacco 0.2%
Restaurant Technologies, Inc. (15) (19) (21)	L+8.75%	11.07%	11/23/2023	$1,693,548	1,665,453	1,685,081
Total Beverage, Food & Tobacco					1,665,453	1,685,081
Capital Equipment 1.6%
EXC Holdings III Corp. (15) (21)	L+7.50%	9.97%	12/1/2025	$5,240,489	5,200,716	5,364,950
Velvet Acquisition B.V. (6) (18) (19) (21)	EURIBOR+8.00%	8.00%	4/18/2026	€6,013,072	7,302,701	6,885,160
Total Capital Equipment					12,503,417	12,250,110
Energy: Oil & Gas 1.9%
Bruin E&P Partners, LLC (15) (19)	L+7.38%	9.71%	3/7/2023	$14,322,000	14,128,871	14,465,220
Total Energy: Oil & Gas					14,128,871	14,465,220
Healthcare & Pharmaceuticals 7.5%
Concentra Inc. (15) (21)	L+6.50%	8.49%	6/1/2023	$14,104,833	13,842,365	14,316,406
Datix Bidco Limited (6) (18) (19) (21)	GBP LIBOR+7.75%	8.54%	4/27/2026	£12,133,975	16,255,948	15,704,834
TecoStar Holdings, Inc. (15) (19) (21)	L+8.50%	10.50%	11/1/2024	$9,471,942	9,255,433	9,471,942
U.S. Anesthesia Partners, Inc. (15) (19) (21)	L+7.25%	9.34%	6/23/2025	$16,520,000	16,294,269	16,561,300
Total Healthcare & Pharmaceuticals					55,648,015	56,054,482
High Tech Industries 3.5%
Intralinks, Inc. (15) (19) (21)	L+8.00%	10.10%	11/14/2025	$10,408,163	10,314,602	10,512,245
nThrive, Inc. (15) (19) (21)	L+9.75%	11.84%	4/20/2023	$8,000,000	7,984,557	7,600,000
Netsmart Technologies, Inc. (15) (19) (21)	L+7.50%	9.86%	10/19/2023	$2,749,000	2,749,000	2,762,745

Park Place Technologies (15) (19) (21)	L+8.00%	10.09%	3/30/2026	$5,536,332	5,483,120	5,550,173
Total High Tech Industries					26,531,279	26,425,163
Hotel, Gaming & Leisure 1.6%
K-Mac Holdings Corp. (18)	L+6.75%	8.84%	3/16/2026	$3,200,000	3,192,189	3,212,000
NPC International, Inc. (15) (21)	L+7.50%	9.59%	4/18/2025	$4,703,667	4,682,751	4,774,223
Tacala Investment Corp. (18) (21)	L+7.00%	8.98%	1/30/2026	$4,323,404	4,303,359	4,369,340
Total Hotel, Gaming & Leisure					12,178,299	12,355,563
Insurance 0.3%
Wink Holdco, Inc. (15) (21)	L+6.75%	8.85%	12/1/2025	$2,039,478	2,031,245	2,042,028
Total Insurance					2,031,245	2,042,028
Media: Advertising, Printing & Publishing 0.6%
Learfield Communications LLC (15) (19) (21)	L+7.25%	9.35%	12/2/2024	$4,050,000	4,014,782	4,090,500
Total Media: Advertising, Printing & Publishing					4,014,782	4,090,500
Retail 1.1%
CH Hold Corp. (15) (19) (21)	L+7.25%	9.34%	2/3/2025	$1,215,470	1,210,197	1,235,221
CVS Holdings I, LP (15) (21)	L+6.75%	8.85%	2/6/2026	$6,937,301	6,931,656	6,924,293
Total Retail					8,141,853	8,159,514
Services: Consumer 0.3%
Trident LS Merger Sub Corp (18) (21)	L+7.50%	9.48%	5/1/2026	$2,246,470	2,224,444	2,274,551
Total Services: Consumer					2,224,444	2,274,551
Transportation: Cargo 1.2%
Direct ChassisLink, Inc. (18) (19) (21)	L+6.00%	8.09%	6/15/2023	$9,031,936	8,993,828	9,133,545
Total Transportation: Cargo					8,993,828	9,133,545
Total Second Lien Senior Secured Loan					$168,853,108	$170,006,414
Total Corporate Debt					$817,774,633	$819,930,044

Equity 0.5%
Series A Preferred Units 0.3%
Healthcare & Pharmaceuticals 0.3%
CB Titan Holdings, Inc. (14) (19) (25)	—	—	—	$1,952,879	1,952,879	2,168,712
Total Healthcare & Pharmaceuticals					1,952,879	2,168,712
Total Series A Preferred Units					1,952,879	2,168,712
Equity Interest 0.2%
High Tech Industries 0.2%
Impala Private Investments, LLC (14) (19) (25)	—	—	—	$1,500,000	1,500,000	1,500,000
Total High Tech Industries					1,500,000	1,500,000
Total Equity Interest					1,500,000	1,500,000
Total Equity					$3,452,879	$3,668,712
Total Non-Controlled/Non-Affiliate Investments					$853,181,573	$853,283,326

Controlled Affiliate Investments 28.6%
Corporate Debt 0.5%
First Lien Senior Secured Loan 0.5%
Aerospace & Defense 0.5%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (18) (19) (20)	—	10.00%	6/2/2022	$3,637,615	3,637,615	3,637,615
Total Aerospace & Defense					3,637,615	3,637,615
Total First Lien Senior Secured Loan					$3,637,615	$3,637,615
Total Corporate Debt					$3,637,615	$3,637,615

Equity 28.1%
Equity Interest 1.6%
Aerospace & Defense 1.6%

BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	—	—	—	$641,932	641,932	610,977
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	—	—	—	$9,998,474	9,998,474	11,314,431
Total Aerospace & Defense					10,640,406	11,925,408
Total Equity Interest					$10,640,406	$11,925,408
Investment Vehicles 26.5%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25) (26)	—	—	—	$198,676,561	198,676,561	200,289,342
Total Investment Vehicles					$198,676,561	$200,289,342
Total Equity					$209,316,967	$212,214,750

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (18) (19) (20)	—	—	6/2/2022	—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					—	—

Total Controlled Affiliate Investments					$212,954,582	$215,852,365
Total Investments					$1,066,136,155	$1,069,135,691
Cash Equivalents 16.4%
Goldman Sachs Financial Square Government Fund Institutional Share Class	—	1.87%	—	—	123,715,556	123,715,556
Total Cash Equivalents					$123,715,556	$123,715,556
Total Investments and Cash Equivalents					$1,189,851,711	$1,192,851,247

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 118,524	POUND STERLING 90,470	Bank of New York Mellon	7/12/2018	$10,954
U.S. DOLLARS 167,186	EURO 138,969	Bank of New York Mellon	7/31/2018	4,633
U.S. DOLLARS 275,994	EURO 228,349	Bank of New York Mellon	8/2/2018	8,852
U.S. DOLLARS 8,060,115	POUND STERLING 6,090,000	Bank of New York Mellon	9/28/2018	(10,799)
U.S. DOLLARS 12,731,321	EURO 10,767,810	Bank of New York Mellon	1/18/2019	1,720,182
U.S. DOLLARS 11,096,114	POUND STERLING 8,262,000	Bank of New York Mellon	1/18/2019	445,074
U.S. DOLLARS 3,577,812	POUND STERLING 2,630,000	Bank of New York Mellon	4/11/2019	59,301
U.S. DOLLARS 12,042,274	EURO 10,080,000	Bank of New York Mellon	6/21/2019	(72,624)
U.S. DOLLARS 296,186	POUND STERLING 415,715	Citibank	7/30/2018	24,203
U.S. DOLLARS 109,279	AUSTRALIAN DOLLARS 145,482	Citibank	10/31/2018	1,724
U.S. DOLLARS 577,054	POUND STERLING 422,529	Citibank	10/31/2018	16,172
U.S. DOLLARS 9,497,034	DANISH KRONE 59,805,094	Citibank	1/18/2019	567,943
U.S. DOLLARS 9,622,663	NORWEGIAN KRONE 77,560,211	Citibank	1/18/2019	334,485
U.S. DOLLARS 3,169,087	AUSTRALIAN DOLLARS 4,130,000	Citibank	4/11/2019	81,710
U.S. DOLLARS 12,493,524	POUND STERLING 9,260,478	Citibank	4/11/2019	698,583
U.S. DOLLARS 3,090,562	AUSTRALIAN DOLLARS 4,130,000	Goldman Sachs	6/14/2019	28,690
U.S. DOLLARS 8,937,749	DANISH KRONE 55,570,000	Goldman Sachs	6/14/2019	(34,321)
U.S. DOLLARS 11,718,855	EURO 9,790,000	Goldman Sachs	6/14/2019	(40,360)
U.S. DOLLARS 55,694,276	POUND STERLING 41,330,000	Goldman Sachs	6/14/2019	225,709
U.S. DOLLARS 8,993,793	NORWEGIAN KRONE 72,170,000	Goldman Sachs	6/14/2019	19,168
				$4,089,279

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”) or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW or Prime and the current weighted average interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $754,556,132 as of June 30, 2018.

(5) The negative amortized cost is the result of the capitalized  discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018, non-qualifying assets totaled 27.9% of the Company’s total assets.

(7) The assets to be issued will be determined at the time the funds are called.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Kroner, AUD represents Australian Dollar and DKK represents Danish Kroner.

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

(13) $566,680 of the total par amount for this security is at P + 5.00%.

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

(23) $236,637 of the total par amount for this security is at P+ 4.00%.

(24) $13,266 of the total par amount for this security is at P + 3.75%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $215,883,462 or 28.61% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC	6/1/17
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/17
Antares Bain Capital Complete Financing Solution LLC	11/29/17
CB Titan Holdings, Inc.	11/14/17
Impala Private Investments, LLC	11/10/17

(26) The Company holds its investment in Antares Bain Capital Complete Financing Solution LLC through ABC Complete Financing Solution LLC.  Refer to Note 3 for additional disclosure on Antares Bain Capital Complete Financing Solution LLC.

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

See Notes to Consolidated Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated, and intends to operate in a manner so as to continuously qualify, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing concurrently with its election to be treated as a BDC. The Company is externally managed by BCSF Advisors, LP (the “Advisor” or “BCSF Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCSF Advisors”).

The Company’s primary focus is capitalizing on opportunities within its Advisor’s Senior Direct Lending Strategy, which seeks to provide risk-adjusted returns and current income to its stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in EBITDA. The Company focuses on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X.  These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its subsidiary BCSF I, LLC, which was formed on September 20, 2017, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value. The Company does not consolidate its interest in Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). See further description of the Company’s investment in ABCS in Note 3.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the board of directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s audit committee of the Board (the “Audit Committee) and one or more independent third party firms engaged by the Board.

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

•                  At least once annually, the valuation for each portfolio investment constituting a material portion of the Company’s portfolio will be reviewed by an independent valuation firm; and

•                  The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments. The Company currently conducts this valuation process on a quarterly basis.

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

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered include the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2018 and December 31, 2017, no securities had been placed on non-accrual status.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation (depreciation) on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2018, the tax years that remain subject to examination are from the year 2016 forward.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2018 (with corresponding percentage of total portfolio investments):

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$623,011,964	58.4%	$624,094,821	58.4%
First Lien Last Out Loans	29,547,176	2.8	29,466,424	2.8
Second Lien Senior Secured Loans	168,853,108	15.8	170,006,414	15.9
Corporate Bonds	31,954,061	3.0	29,684,570	2.8
Investment Vehicles (1)	198,676,561	18.6	200,289,342	18.7
Equity Interests	12,140,406	1.2	13,425,408	1.2
Preferred Equity	1,952,879	0.2	2,168,712	0.2
Total	$1,066,136,155	100.0%	$1,069,135,691	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2018 (with corresponding percentage of total portfolio investments):

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$941,106,098	88.3%	$943,461,453	88.2%
United Kingdom	56,631,720	5.3	56,568,423	5.3
Ireland	23,984,723	2.2	24,983,841	2.3
Sweden	18,291,595	1.7	18,023,787	1.7
Norway	14,762,592	1.4	14,760,250	1.4
Netherlands	11,359,427	1.1	11,337,937	1.1
Total	$1,066,136,155	100.0%	$1,069,135,691	100.0%

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

(1)                                     Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2018 (with corresponding percentage of total portfolio investments):

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$198,676,561	18.6%	$200,289,342	18.7%
High Tech Industries	159,791,824	15.0	159,670,695	14.9
Healthcare & Pharmaceuticals	95,992,550	9.0	96,045,191	9.0
Hotel, Gaming & Leisure	60,335,705	5.7	61,162,074	5.7
Services: Business	58,015,298	5.5	57,984,920	5.4
Aerospace & Defense	46,012,531	4.3	47,551,424	4.5
Energy: Oil & Gas	44,752,598	4.2	45,197,219	4.2
Capital Equipment	41,728,249	3.9	41,896,516	3.9
Containers, Packaging & Glass	39,857,503	3.7	39,949,255	3.7
Consumer Goods: Non-Durable	30,947,440	2.9	30,986,411	2.9
Construction & Building	27,876,787	2.6	29,008,248	2.7
Retail	26,645,671	2.5	26,680,876	2.5
Telecommunications	25,723,812	2.4	25,862,310	2.4
Transportation: Cargo	25,547,019	2.4	25,843,021	2.4
Automotive	23,705,887	2.2	23,956,359	2.3
Wholesale	22,450,552	2.1	19,892,729	1.9
Environmental Industries	19,083,886	1.8	18,797,490	1.8
Consumer Goods: Durable	17,187,266	1.6	17,186,400	1.6
Media: Broadcasting & Subscription	16,996,290	1.6	17,047,619	1.6
Beverage, Food & Tobacco	16,647,624	1.6	16,593,652	1.6

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Insurance	16,363,775	1.5	16,251,432	1.5
Utilities: Electric	12,869,999	1.2	10,984,570	1.0
Media: Diversified & Production	10,080,675	1.0	10,925,216	1.0
Real Estate	10,682,903	1.0	10,594,467	1.0
Chemicals, Plastics & Rubber	7,382,673	0.7	7,818,368	0.7
Services: Consumer	6,766,295	0.6	6,869,387	0.7
Media: Advertising, Printing & Publishing	4,014,782	0.4	4,090,500	0.4
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$1,066,136,155	100.0%	$1,069,135,691	100.0%

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

Antares Bain Capital Complete Financing Solution

The Company has entered into a limited liability company agreement with Antares Midco Inc. (“Antares”) to invest in ABC Complete Financing Solution LLC, which makes investments through its subsidiary, Antares Bain Capital Complete Financing

Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS’ principal purpose is to make investments, primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, are recorded as a return of capital and reduce the amortized cost of controlled affiliate investments.

The Company and Antares, as members of ABCS, have agreed to contribute capital up to (subject to the terms of their agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with each member contributing up to $425.0 million and $525.0 million, respectively. Funding of such commitments generally requires the consent of both Antares Credit Opportunities Manager LLC and the Advisor on behalf of Antares and the Company, respectively. ABCS is capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions are funded after they have been approved.

Investment decisions of ABCS require the consent of both the Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Advisor and Antares source investments for ABCS.

As of June 30, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of June 30, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$199,986,820	$225,013,180
Antares Midco Inc.	525,000,000	247,037,294	277,962,706
Total Investments	$950,000,000	$447,024,114	$502,975,886

As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130
Total Investments	$950,000,000	$397,994,158	$552,005,842

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of June 30, 2018 and December 31, 2017, the ABCS Facility had $627.0 million and $592.1 million of outstanding debt under the credit facility, respectively. As of June 30, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.07% and 4.30% per annum, respectively.

As of June 30, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,063.3 million and $956.2 million, respectively. As of June 30, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 14 different borrowers. As of June 30, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,063,332,858	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.4%	8.1%
Largest loan to a single borrower (1)	$119,485,191	$106,231,058
Total of five largest loans to borrowers (1)	$550,969,168	$465,635,606
Number of borrowers in the ABCS	14	14
Commitments to fund delayed draw loans (3)	$20,496,888	$25,087,777

(1)                                     At principal amount.

(2)                                     Based on par amount.

(3)                                     As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018:

Selected Balance Sheet Information

	As of
	June 30, 2018	December 31, 2017
Loans	$1,059,975,249	$956,184,609
Cash, restricted cash and other assets	31,254,016	33,348,801
Total assets	$1,091,229,265	$989,533,410
Debt (1)	$622,964,011	$587,657,029
Other liabilities	11,283,819	3,340,372
Total liabilities	$634,247,830	$590,997,401
Members’ equity	456,981,435	398,536,009
Total liabilities and members’ equity	$1,091,229,265	$989,533,410

(1)                                     Net of $4.0 and $4.5 million deferred financing costs for the ABCS Facility, as of June 30, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Interest income	$23,209,906	$43,128,388
Fee income	866,756	946,642
Total revenues	24,076,662	44,075,030
Credit facility expenses (1)	10,812,251	19,719,782
Other fees and expenses	1,129,983	2,477,986
Total expenses	11,942,234	22,197,768
Net investment income	12,134,428	21,877,262
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$12,134,428	$21,877,262

(1)                                     As of June 30, 2018 and December 31 2017, the ABCS Facility had $627.0 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate that sources the deal. For the three and six months ended June 30, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of June 30, 2018

(Unaudited)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$11,237,521	11,237,521	11,237,521
Total Capital Equipment					11,237,521	11,237,521
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.59%	2/1/2021	$12,065,954	12,065,954	12,065,954
Total Chemicals, Plastics & Rubber					12,065,954	12,065,954
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.83%	9/9/2023	$25,753,764	25,753,764	25,753,764
Total Consumer Goods: Non-Durable					25,753,764	25,753,764
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.05%	12/20/2022	$6,212,949	6,212,949	6,275,079
Ansira Holdings, Inc.	L+ 5.75%	7.73%	12/20/2022	$1,140,451	1,140,451	1,151,855
Total Media: Advertising, Printing & Publishing					7,353,400	7,426,934
Services: Business
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$2,618,197	2,618,197	2,618,197
Total Services: Business					2,618,197	2,618,197
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.86%	12/1/2021	$891,674	873,840	891,674
Total Transportation: Consumer					873,840	891,674
Total Delayed Draw Term Loan					59,902,676	59,994,044

First Lien Senior Secured Loan
Aerospace & Defense
API Technologies Corp. (12)	L+ 6.00%	8.09%	4/20/2024	$118,751,250	116,673,103	117,266,859
Total Aerospace & Defense					116,673,103	117,266,859
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.58%	3/1/2024	$80,924,185	80,924,185	81,733,427
Total Banking					80,924,185	81,733,427
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$74,961,472	74,890,492	74,961,472
Total Capital Equipment					74,890,492	74,961,472
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.25%	8/1/2022	$50,714,240	50,714,240	50,841,026
PRCC Holdings, Inc. (5)	L+ 6.50%	8.59%	2/1/2021	$74,993,789	74,993,789	74,993,789
Total Chemicals, Plastics & Rubber					125,708,029	125,834,815
Construction & Building
Stanton Carpet Corp. (11)	L+ 5.50%	7.59%	11/21/2022	$62,598,389	62,598,389	62,598,389
Total Construction & Building					62,598,389	62,598,389
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.83%	9/9/2023	$86,024,668	85,742,379	86,024,668
Total Consumer Goods: Non-Durable					85,742,379	86,024,668
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.84%	12/20/2022	$76,208,779	76,208,779	76,970,867
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	8.11%	6/6/2019	$11,804,652	11,804,652	11,804,652
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.08%	6/6/2019	$3,942,120	3,942,120	3,942,120
Total Media: Advertising, Printing & Publishing					91,955,551	92,717,639
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.08%	6/15/2022	$33,741,229	33,741,229	33,741,229
Total Media: Diversified & Production					33,741,229	33,741,229

Retail
Batteries Plus Holding Corporation	L+ 6.75%	8.84%	7/6/2022	$68,330,071	68,330,071	68,330,071
Total Retail					68,330,071	68,330,071
Services: Business
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$8,112,069	8,112,069	8,112,069
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$19,817,367	19,768,324	19,817,367
TEI Holdings Inc. (10)	L+ 6.00%	8.15%	12/20/2023	$119,485,190	118,802,714	119,186,478
Total Services: Business					146,683,107	147,115,914
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.83%	12/1/2021	$113,002,878	112,937,313	113,002,878
Total Transportation: Consumer					112,937,313	113,002,878
Total First Lien Senior Secured Loan					1,000,183,848	1,003,327,361

Total Corporate Debt					$1,060,086,524	$1,063,321,405
Total Investments					$1,060,086,524	$1,063,321,405

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) $158,063 of the total par amount for this security is at P + 4.75%.

(4) $52,785 of the total par amount for this security is at P + 5.75%.

(5) $393,463 of the total par amount for this security is at P + 5.50%.

(6) $62,615 of the total par amount for this security is at P + 5.50%.

(7) $283,215 of the total par amount for this security is at P + 5.50%.

(8) $218,341 of the total par amount for this security is at P + 5.50%.

(9) $38,975 of the total par amount for this security is at P + 5.50%.

(10) $298,712 of the total par amount for this security is at P + 5.00%.

(11) $1,655,096 of the total par amount for this security is at P + 5.50%.

(12) $296,878 of the total par amount for this security is at P + 5.00%.

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$286,012,629	$338,082,192	$624,094,821
First Lien Last Out Loans	—	—	29,466,424	29,466,424
Second Lien Senior Secured Loans	—	43,277,791	126,728,623	170,006,414
Corporate Bonds	—	29,684,570	—	29,684,570
Investment Vehicles (1)	—	—	200,289,342	200,289,342
Equity Interest	—	—	13,425,408	13,425,408
Preferred Equity	—	—	2,168,712	2,168,712
Total Investments	$—	$358,974,990	$710,160,701	$1,069,135,691

Cash equivalents	$123,715,556	$—	$—	$123,715,556
Forward currency exchange contracts	$—	$4,089,279	$—	$4,089,279

(1)                                     Represents equity investment in ABCS.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$269,980,309	$215,339,087	$485,319,396
First Lien Last Out Loans	—	—	30,515,994	30,515,994
Second Lien Senior Secured Loans	—	32,745,280	84,722,132	117,467,412
Corporate Bonds	—	8,138,880	—	8,138,880
Investment Vehicles (1)	—	—	178,409,807	178,409,807
Equity Interest	—	—	9,763,092	9,763,092
Preferred Equity	—	—	1,963,490	1,963,490
Total Investments	$—	$310,864,469	$520,713,602	$831,578,071

Cash equivalents	$133,639,685	$—	$—	$133,639,685
Forward currency exchange contracts (liability)	$—	$(3,504,814)	$—	$(3,504,814)

(1)                                     Represents equity investment in ABCS.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339,087	$30,515,994	$84,722,132	$178,409,807	$9,763,092	$1,963,490	$520,713,602
Purchases of investments and other adjustments to cost	204,802,834	230,345	34,569,181	21,934,531	2,912,687	—	264,449,578
Net accretion of discounts	309,816	37,634	98,125	—	—	—	445,575
Proceeds from principal repayments and sales of investments	(75,429,190)	(50,736)	(5,971,234)	(1,310,259)	—	—	(82,761,419)
Net change in unrealized appreciation (depreciation) on investments	(1,667,781)	(1,266,813)	(1,409,030)	1,255,263	749,629	205,222	(2,133,510)
Net realized gains on investments	10,080	—	18,463	—	—	—	28,543
Transfers out of Level 3	(5,282,654)	—	—	—	—	—	(5,282,654)
Transfers to Level 3	—	—	14,700,986	—	—	—	14,700,986
Balance as of June 30, 2018	$338,082,192	$29,466,424	$126,728,623	$200,289,342	$13,425,408	$2,168,712	$710,160,701

Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2018	$(1,438,126)	$(1,266,813)	$(1,409,030)	$1,255,263	$749,629	$205,222	$(1,903,855)

(1)                                        Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2018, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Equity Interest	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$—	$—	$32,735,307
Purchases of investments and other adjustments to cost	115,364,336	19,040,992	30,715,008	4,794,177	169,914,513
Net accretion of discounts (amortization of premiums)	109,648	245	2,846	—	112,739
Proceeds from principal repayments and sales of investments	(1,165,995)	—	—	—	(1,165,995)
Net change in unrealized appreciation (depreciation) on investments	2,679,487	138,170	(2,846)	—	2,814,811
Net realized gains on investments	623	—	—	—	623
Transfers from Level 3	(12,167,182)	—	—	—	(12,167,182)
Transfers to Level 3	20,429,583	—	1,685,081	—	22,114,664
Balance as of June 30, 2017	$157,985,807	$19,179,407	$32,400,089	$4,794,177	$214,359,480

Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2017	$2,679,487	$138,170	$(2,846)	$—	$2,814,811

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

	As of June 30, 2018
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$182,074,354	Discounted Cash Flows	Comparative Yields	6.4%-13.0% (8.1%)
First Lien Senior Secured Loans	3,637,615	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	3,116,740	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	29,466,424	Discounted Cash Flows	Comparative Yields	9.5%-13.0% (11.7%)
Second Lien Senior Secured Loans	48,391,211	Discounted Cash Flows	Comparative Yields	8.6%-15.5% (10.3%)
Investment Vehicles (3)	200,289,342	Other	—	—
Equity Interest	11,925,408	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,168,712	Discounted Cash Flows	Comparative Yields	9.7%-9.7% (9.7%)
Total investments	$481,069,806

(1)             Included within the Level 3 assets of $710,160,701 is an amount of $229,090,895 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

(3)             Represents equity investment in ABCS. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments.  The fair value of the loans held by ABCS have been determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 7.8% to 10.3% and a weighted average of 9.1%. The carrying value of the ABCS Facility approximates fair value.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2018. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

(1)             Included within the Level 3 assets of $520,713,602 is an amount of $287,763,311 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions). Of the $287,763,311, $178,409,807 is due to the equity investment in ABCS.

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2017. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The fair values of the Revolving Credit Facility and BCSF Revolving Credit Facility (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximate the carrying value of such facilities.

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

The Advisor, however, has contractually waived its right to receive the Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to a Qualified IPO. A “Qualified IPO” is an initial public offering of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $75 million and (B) 15% of the aggregate capital commitments received prior to the date of such initial public offering. If a Qualified IPO does not occur, such fee waiver will remain in place through liquidation of the Company. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board.

For the three months ended June 30, 2018 and 2017, the Base Management Fee charged amounted to $1.9 million and $0.6 million, respectively. For the six months ended June 30, 2018 and 2017, the Base Management Fee charged amounted to $3.5 million and $0.8 million, respectively. As of June 30, 2018 and December 31, 2017, $1.9 million and $1.2 million remained payable, respectively.

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

For the three months ended June 30, 2018 and 2017, the Company incurred $2.0 million and $0.0 million of income incentive fees, respectively, which are included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the Company incurred $3.6 million and $0.0 million of income incentive fees, respectively, which are included in incentive fees on the consolidated statements of operations. The Advisor decided to voluntarily waive 50% of the income incentive fees earned by the Advisor during the three months ended June 30, 2018.  Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods.  This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.  For the three months ended June 30, 2018 and 2017, the Advisor waived income incentive fees of $1.0 million and $0.0 million, respectively. For the six months ended June 30, 2018 and 2017, the Advisor waived income incentive fees of $1.0 million and $0.0 million, respectively. As of June 30, 2018 and December 31, 2017, there was $1.0 million and $0.0 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of June 30, 2018 and December 31, 2017.

U.S. GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

For the three months ended June 30, 2018, there was a reduction of $1.1 million in incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the three months ended June 30, 2017, the Company incurred $0.1 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2018, there was a reduction of $0.7 million in incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2017, the Company incurred $0.2 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there was $0.3 million and $1.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. To the extent that expenses to be borne by the Company are paid by the Administrator, the Company will generally reimburse the Administrator for such expenses. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company shall reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Company, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Co-investments

We may invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC initially on August 23, 2016, as amended on March 23, 2018 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of our or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

The Advisor has made commitments of $10.8 million to the Company as of June 30, 2018 and December 31, 2017, of which $6.8 million and $4.8 million have been called by the Company as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Advisor held 339,808.05 and 241,527.73 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain investment companies which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million as of June 30, 2018 and December 31, 2017 of which $333.2 million and $222.1 million, respectively, has been called by the Company as of June 30, 2018 and December 31, 2017, respectively. These investors held 16,534,226.31 and 11,070,200.25 shares of the Company at June 30, 2018 and December 31, 2017, respectively.

Controlled Affiliate Investments

Transactions during the six months ended June 30, 2018 in which the issuer was both an Affiliated Person, as defined in the 1940 Act, and a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2017	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2018	Dividend and Interest Income	Other Income
Antares Bain Capital Complete Financing Solution LLC	$198,676,561	$178,409,807	$21,934,531	$(1,310,259)	$1,255,263	$—	$200,289,342	$9,960,451	$—
BCC Jetstream Holdings Aviation (On II), LLC (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC	641,932	424,261	317,718	—	(131,002)	—	610,977	13,627	—
BCC Jetstream Holdings Aviation (On II), LLC	3,637,615	1,837,216	1,800,399	—	—	—	3,637,615	98,627	—
BCC Jetstream Holdings Aviation (Off I), LLC	9,998,474	7,838,831	2,594,970	—	880,630	—	11,314,431	166,884	—
Total	$212,954,582	$188,510,115	$26,647,618	$(1,310,259)	$2,004,891	$—	$215,852,365	$10,239,589	$—

(1)            Non-income producing.

Note 6. Borrowings

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing, unless the Company meets certain disclosure and approval requirements in which case the Company may reduce its asset coverage ratio to 1.5 to 1. As of June 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 2.69 to 1 and 2.12 to 1, respectively.

The Company’s outstanding borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018			As of December 31, 2017
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$150,000,000	$111,519,000	$111,519,000	$150,000,000	$150,000,000	$150,000,000
BCSF Revolving Credit Facility	500,000,000	335,000,000	335,000,000	500,000,000	301,000,000	301,000,000
Total Debt	$650,000,000	$446,519,000	$446,519,000	$650,000,000	$451,000,000	$451,000,000

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2018 and year ended December 31, 2017 were 4.03% and 3.40%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Revolving Credit Facility	$111,519,000	$—	$111,519,000	$—	$—
BCSF Revolving Credit Facility	335,000,000	—	—	335,000,000	—
Total Debt Obligations	$446,519,000	$—	$111,519,000	$335,000,000	$—

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (“Revolving Credit Agreement”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of Sumitomo Mitsui Banking Corporation (“SMBC”) or reduced upon request of the Company. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to, maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of June 30, 2018 and December 31, 2017, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. As of June 30, 2018 and December 31, 2017, the Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the Subscription Agreements, as defined in Note 9, terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

As of June 30, 2018, we have $111.5 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

For the three months ended June 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2018	2017
Borrowing interest expense	$1,008,642	$39,195
Unused facility fee	13,388	72,005
Amortization of deferred financing costs and upfront commitment fees	91,231	91,231
Total interest and debt financing expenses	$1,113,261	$202,431

For the six months ended June 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2018	2017
Borrowing interest expense	$2,065,577	$72,653
Unused facility fee	16,921	143,796
Amortization of deferred financing costs and upfront commitment fees	181,459	181,459
Total interest and debt financing expenses	$2,263,957	$397,908

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with the Company as equity holder, BCSF I, LLC as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2018, the Company was in compliance with these covenants.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2018 and December 31, 2017, there were $335.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

For the three months ended June 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2018	2017
Borrowing interest expense	$3,807,085	$—
Unused facility fee	138,583	—
Amortization of deferred financing costs and upfront commitment fees	266,293	—
Total interest and debt financing expenses	$4,211,961	$—

For the six months ended June 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2018	2017
Borrowing interest expense	$6,503,194	$—
Unused facility fee	317,308	—
Amortization of deferred financing costs and upfront commitment fees	529,660	—
Total interest and debt financing expenses	$7,350,162	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2018 and December 31, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $0.8 million and $4.4 million with the counterparties on foreign currency exchange contracts at June 30, 2018 and December 31, 2017, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $109.7 million and $97.5 million, respectively. For the three and six months ended June 30, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $21.0 million and $14.0 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2018.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$2,165,573	$—	$2,165,573	$—	$2,165,573
Citibank	Unrealized appreciation on forward currency contracts	$1,724,820	$—	$1,724,820	$—	$1,724,820
Goldman Sachs	Unrealized appreciation on forward currency contracts	$198,886	$—	$198,886	$—	$198,886

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2018 and 2017 was as follows:

	For the Three Months Ended June 30,
	2018	2017
Net realized gain (loss) on forward currency exchange contracts	$444,246	$(220,006)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,652,602	(1,147,554)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$7,096,848	$(1,367,560)

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2018 and 2017 was as follows:

	For the Six Months Ended June 30,
	2018	2017
Net realized loss on forward currency exchange contracts	$(2,873,139)	$(220,006)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	7,594,093	(1,409,238)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$4,720,954	$(1,629,244)

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
Total distributions declared			$0.70	$24,093,971

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

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the investment company taxable income for the full fiscal year and distributions paid during the full year.

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Since October 2016, the Company has issued 37,456,467.53 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor has made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of June 30, 2018 and December 31, 2017, aggregate commitments relating to the Private Offering were $1.3 billion. The remaining unfunded capital commitments related to these Subscription Agreements totaled $501.8 million and $752.6 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, BCSF Advisors, LP contributed in aggregate $6.8 million to the Company and received 339,808.05 shares of the Company and contributed $4.8 million to the Company and received 241,527.73 shares of the Company, respectively. At June 30, 2018 and December 31, 2017, BCSF Advisors, LP owned 0.91% and 0.97%, respectively, of the outstanding common stock of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	6,160,339.53	$125,547,706	8,131,000.10	$165,221,922
Dividend reinvestment	91,296.97	1,856,066	5,660.11	114,560
Total capital drawdowns and dividend reinvestment	6,251,636.50	$127,403,772	8,136,660.21	$165,336,482

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	12,323,862.05	$250,975,412	19,412,229.47	$392,735,246
Dividend reinvestment	156,793.49	3,185,645	5,722.98	115,824
Total capital drawdowns and dividend reinvestment	12,480,655.54	$254,161,057	19,417,952.45	$392,851,070

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2018, the Company had $97.7 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Aimbridge Hospitality LP — Revolver	6/22/2022	$1,176,500
Ansira Holdings, Inc. — Revolver	12/20/2022	7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Batteries Plus Holding Corporation — Revolver	7/6/2022	3,825,090
Captain D’s LLC — Revolver	12/15/2023	1,607,760
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,744,048
Clinical Innovations — Revolver	10/17/2022	767,816
CMI Marketing Inc. — Revolver	5/23/2023	2,112,000
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/27/2024	1,284,353
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	1,032,950
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	480,821
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	753,288
Endries International, Inc. — Revolver	6/1/2022	2,555,863
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Revolver	9/28/2022	853,577
Horizon Telecom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telecom, Inc. — Revolver	6/15/2023	1,158,621
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	545,729
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	6/15/2022	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	2,550,060
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Winchester Electronics Corporation — Revolver	6/30/2021	3,400,080
Zywave, Inc. — Revolver	11/17/2022	978,525
Total First Lien Senior Secured Loans		$92,724,508
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		5,021,978
Total Other Unfunded Commitments		$5,021,978
Total		$97,746,486

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2018.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of June 30, 2018.

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

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2018 and December 31, 2017, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and diluted	2018	2017	2018	2017
Net increase in net assets from operations	$6,167,113	$3,570,331	$17,526,218	$5,182,840
Weighted average common shares outstanding	35,379,436	17,221,607	32,273,765	14,068,549
Earnings per common share-basic and diluted	$0.17	$0.21	$0.54	$0.37

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$20.30	$20.10
Net investment income (1)	0.69	0.27
Net realized gain (loss) (1) (7)	(0.15)	0.03
Net change in unrealized appreciation (1) (2) (8)	0.00	0.03
Net increase in net assets resulting from operations (1) (9) (10)	0.54	0.33
Stockholder distributions from net investment income (3)	(0.70)	(0.18)

Net asset value at end of period	$20.14	$20.25

Net assets at end of period	$754,556,132	$504,464,144
Shares outstanding at end of period	37,456,467.53	24,908,834.81
Total return based on net asset value (4)	2.67%	1.64%
Ratios:
Ratio of net investment income to average net assets (5) (12) (13)	7.15%	2.60%
Ratio of total net expenses to average net assets (5) (12) (13)	4.82%	1.93%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (12)	2.96%	0.27%
Ratio of expenses (without incentive fees) to average net assets (5) (12)	4.53%	1.86%
Ratio of incentive fees, net of incentive fee waivers to average net assets (5) (11) (13)	0.29%	0.07%
Average debt outstanding	$421,389,760	$6,968,367
Portfolio turnover (6)	13.58%	7.77%
Total committed capital, end of period	$1,255,319,125	$1,255,119,125
Ratio of total contributed capital to total committed capital, end of period	60.03%	40.04%

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

(8)                                     Net change in unrealized appreciation includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized depreciation on foreign currency translation.

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

(13)                                Ratio of voluntary incentive fee waiver to average net assets was 0.15% for the six months ended June 30, 2018 (Note 5).

The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2018 would be 7.00%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2018 would be 4.98%. There was no impact for the six months ended June 30, 2017.

Note 13. Subsequent Events

On July 17, 2018, the Company delivered a capital drawdown notice to its investors due on July 31, 2018 relating to the sale of 6,245,548.12 shares of the Company’s common stock, par value $0.001 per share for an aggregate offering price of $125,972,705.50. The sale closed on July 31, 2018. Following this sale, approximately 70% of the Company’s total commitments are drawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2018. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2018, we have invested approximately $1,370.5 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

Our primary focus is capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios but such investments are not the principal focus of our investment strategy. In addition, we may invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations.

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2018 and December 31, 2017, 96.1% and 98.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses include the payment of fees to our Advisor under the investment advisory agreement (the “Investment Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•                  our initial organization costs incurred prior to the commencement of our operations;

•                  operating costs incurred prior to the commencement of our operations;

•                  costs of calculating our net asset value (including the cost and expenses of any third-party valuation services);

•                  fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including our Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring our investments and, if necessary, enforcing our rights;

•                  interest payable on debt, if any, incurred to finance our investments;

•                  costs of effecting sales and repurchases of our common stock and other securities;

•                  the base management fee and any incentive fee;

•                  distributions on our common stock;

•                  transfer agent and custody fees and expenses;

•                  the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;

•                  other expenses incurred by BCSF Advisors or us in connection with administering our business, including payments made to third-party providers of goods or services;

•                  brokerage fees and commissions;

•                  federal and state registration fees;

•                  any stock exchange listing fees;

•                  U.S. federal, state and local taxes;

•                  Independent Director fees and expenses;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•                  costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•                  costs of holding stockholder meetings;

•                  our fidelity bond;

•                  directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•                  litigation, indemnification and other non-recurring or extraordinary expenses;

•                  direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs;

•                  fees and expenses associated with marketing efforts;

•                  dues, fees and charges of any trade association of which we are a member; and

•                  all other expenses reasonably incurred by us or the Administrator in connection with administering our business.

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our board of directors (our “Board”). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. BCSF Advisors will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

We may also enter into additional credit facilities or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, or structuring fees and the related interest costs associated with any amounts borrowed.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 2 to 1 (or 1.5 to 1 if certain disclosure and approval requirements are met). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

During the three months ended June 30, 2018, we invested $229.7 million in 33 portfolio companies, including ABCS as a single portfolio company, and had $62.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $167.3 million for the period.

During the three months ended June 30, 2017, we invested $235.7 million in 33 portfolio companies and had $14.5 million in aggregate amount of principal repayments and sales, resulting in net investments of $221.2 million for the period.

During the six months ended June 30, 2018, we invested $373.5 million in 47 portfolio companies, including ABCS as a single portfolio company, and had $127.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $246.0 million for the period.

During the six months ended June 30, 2017, we invested $325.5 million in 43 portfolio companies and had $18.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $306.9 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$623,011,964	58.4%	$624,094,821	58.4%	6.8%
First Lien Last Out Loans (1)	29,547,176	2.8	29,466,424	2.8	8.2
Second Lien Senior Secured Loans (1)	168,853,108	15.8	170,006,414	15.9	9.5
Corporate Bonds (1)	31,954,061	3.0	29,684,570	2.8	8.3
Investment Vehicles (1) (2)	198,676,561	18.6	200,289,342	18.7	12.9
Equity Interest	12,140,406	1.2	13,425,408	1.2	N/A
Preferred Equity	1,952,879	0.2	2,168,712	0.2	N/A
Total (1)	$1,066,136,155	100.0%	$1,069,135,691	100.0%	8.5%

(1)             Computed for debt investments based upon the annual interest rate at June 30, 2018, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at June 30, 2018. Weighted average yield for Investment Vehicles represents the weighted average levered yield of our proportionate investment in ABCS at June 30, 2018. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, as defined below, divided by our par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

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

(1)             Computed for debt investments based upon the annual interest rate at December 31, 2017, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at December 31, 2017. Weighted average yield for Investment Vehicles represents the weighted average levered yield of our proportionate investment in ABCS at December 31, 2017. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, divided by our par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

(2)             Represents equity investment in ABCS.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2018:

As of
June 30, 2018
Number of portfolio companies (2)	99
Percentage of debt bearing a floating rate (1)	96.1%
Percentage of debt bearing a fixed rate (1)	3.9%

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

(1)             Measured on a fair value basis.

(2)             Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,066,136,155	100.0%	$1,069,135,691	100.0%
Non-accrual	—	—	—	—
Total	$1,066,136,155	100.0%	$1,069,135,691	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$821,262,924	100.0%	$831,578,071	100.0%
Non-accrual	—	—	—	—
Total	$821,262,924	100.0%	$831,578,071	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$125,785,589	10.4%	$125,785,589	10.4%
Foreign cash	15,201,888	1.3	15,204,499	1.3
First Lien Senior Secured Loans	623,011,964	51.6	624,094,821	51.6
First Lien Last Out Loans	29,547,176	2.4	29,466,424	2.4
Second Lien Senior Secured Loans	168,853,108	14.0	170,006,414	14.0
Corporate Bonds	31,954,061	2.6	29,684,570	2.5
Investment Vehicles (1)	198,676,561	16.5	200,289,342	16.5
Equity Interest	12,140,406	1.0	13,425,408	1.1
Preferred Equity	1,952,879	0.2	2,168,712	0.2
Total	$1,207,123,632	100.0%	$1,210,125,779	100.0%

(1)             Represents equity investment in ABCS.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2017:

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2018 (with corresponding percentage of total portfolio investments):

	As of June 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$198,676,561	18.6%	$200,289,342	18.7%
High Tech Industries	159,791,824	15.0	159,670,695	14.9
Healthcare & Pharmaceuticals	95,992,550	9.0	96,045,191	9.0
Hotel, Gaming & Leisure	60,335,705	5.7	61,162,074	5.7
Services: Business	58,015,298	5.5	57,984,920	5.4
Aerospace & Defense	46,012,531	4.3	47,551,424	4.5
Energy: Oil & Gas	44,752,598	4.2	45,197,219	4.2
Capital Equipment	41,728,249	3.9	41,896,516	3.9
Containers, Packaging & Glass	39,857,503	3.7	39,949,255	3.7
Consumer Goods: Non-Durable	30,947,440	2.9	30,986,411	2.9
Construction & Building	27,876,787	2.6	29,008,248	2.7
Retail	26,645,671	2.5	26,680,876	2.5
Telecommunications	25,723,812	2.4	25,862,310	2.4
Transportation: Cargo	25,547,019	2.4	25,843,021	2.4
Automotive	23,705,887	2.2	23,956,359	2.3
Wholesale	22,450,552	2.1	19,892,729	1.9
Environmental Industries	19,083,886	1.8	18,797,490	1.8
Consumer Goods: Durable	17,187,266	1.6	17,186,400	1.6
Media: Broadcasting & Subscription	16,996,290	1.6	17,047,619	1.6
Beverage, Food & Tobacco	16,647,624	1.6	16,593,652	1.6
Insurance	16,363,775	1.5	16,251,432	1.5
Utilities: Electric	12,869,999	1.2	10,984,570	1.0
Media: Diversified & Production	10,080,675	1.0	10,925,216	1.0
Real Estate	10,682,903	1.0	10,594,467	1.0
Chemicals, Plastics & Rubber	7,382,673	0.7	7,818,368	0.7
Services: Consumer	6,766,295	0.6	6,869,387	0.7
Media: Advertising, Printing & Publishing	4,014,782	0.4	4,090,500	0.4
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$1,066,136,155	100.0%	$1,069,135,691	100.0%

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

Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

Our Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

•                  An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•                  An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•                  An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•                  An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2018:

	As of June 30, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	1,053,247,322	98.5	97	98.0
3	15,888,369	1.5	2	2.0
4	—	—	—	—
Total	$1,069,135,691	100.0%	99	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—
Total	$831,578,071	100.0%	85	100.0%

Antares Bain Capital Complete Financing Solution

We have entered into a limited liability company agreement with Antares Midco Inc. (“Antares”) to invest in ABC Complete Financing Solution LLC, which makes investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS’ principal purpose is to make investments, primarily in senior secured unitranche loans. We record our investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, are recorded as a return of capital and reduce the amortized cost of controlled affiliate investments.

We and Antares, as members of ABCS, have agreed to contribute capital up to (subject to the terms of our agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with each member contributing up to $425.0 million and $525.0 million, respectively. Funding of such commitments generally requires the consent of both Antares Credit Opportunities Manager LLC and our Advisor on behalf of Antares and the Company, respectively. ABCS is capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions are funded after they have been approved.

Investment decisions of ABCS require the consent of both our Advisor and Antares Credit Opportunities Manager LLC, as representatives of us and Antares, respectively. Each of our Advisor and Antares source investments for ABCS.

The following table shows the ABCS maximum capital contributions, contributions and unfunded capital contributions from its members as of June 30, 2018.

	As of June 30, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$199,986,820	$225,013,180
Antares Midco Inc.	525,000,000	$247,037,294	277,962,706
Total Investments	$950,000,000	$447,024,114	$502,975,886

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

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of June 30, 2018 and December 31, 2017, the ABCS Facility had $627.0 million and $592.1 million of outstanding debt under the ABCS facility, respectively. As of June 30, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.07% and 4.30% per annum, respectively.

As of June 30, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,063.3 million and $956.2 million, respectively. As of June 30, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 14 different borrowers. As of June 30, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,063,332,858	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.4%	8.1%
Largest loan to a single borrower (1)	$119,485,191	$106,231,058
Total of five largest loans to borrowers (1)	$550,969,168	$465,635,606
Number of borrowers in the ABCS	14	14
Commitments to fund delayed draw loans (3)	$20,496,888	$25,087,777

(1)                                     At principal amount.

(2)                                     Based on par amount.

(3)                                     As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018:

Selected Balance Sheet Information

	As of
	June 30, 2018	December 31, 2017
Loans	$1,059,975,249	$956,184,609
Cash, restricted cash and other assets	31,254,016	33,348,801
Total assets	$1,091,229,265	$989,533,410
Debt (1)	$622,964,011	$587,657,029
Other liabilities	11,283,819	3,340,372
Total liabilities	$634,247,830	$590,997,401
Members’ equity	456,981,435	398,536,009
Total liabilities and members’ equity	$1,091,229,265	$989,533,410

(1)                                     Net of $4.0 and $4.5 million deferred financing costs for the ABCS Facility, as of June 30, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
Interest income	$23,209,906	$43,128,388
Fee income	866,756	946,642
Total revenues	24,076,662	44,075,030
Credit facility expenses (1)	10,812,251	19,719,782
Other fees and expenses	1,129,983	2,477,986
Total expenses	11,942,234	22,197,768
Net investment income	12,134,428	21,877,262
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$12,134,428	$21,877,262

(1)                                     As of June 30, 2018 and December 31 2017, the ABCS Facility had $627.0 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate that sources the deal. For the three and six months ended June 30, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of June 30, 2018

(Unaudited)

Portfolio Company	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$11,237,521	11,237,521	11,237,521
Total Capital Equipment					11,237,521	11,237,521
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.59%	2/1/2021	$12,065,954	12,065,954	12,065,954
Total Chemicals, Plastics & Rubber					12,065,954	12,065,954
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.83%	9/9/2023	$25,753,764	25,753,764	25,753,764
Total Consumer Goods: Non-Durable					25,753,764	25,753,764
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 6.50%	8.05%	12/20/2022	$6,212,949	6,212,949	6,275,079
Ansira Holdings, Inc.	L+ 5.75%	7.73%	12/20/2022	$1,140,451	1,140,451	1,151,855
Total Media: Advertising, Printing & Publishing					7,353,400	7,426,934
Services: Business
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$2,618,197	2,618,197	2,618,197
Total Services: Business					2,618,197	2,618,197
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.86%	12/1/2021	$891,674	873,840	891,674
Total Transportation: Consumer					873,840	891,674
Total Delayed Draw Term Loan					59,902,676	59,994,044

First Lien Senior Secured Loan
Aerospace & Defense
API Technologies Corp. (12)	L+ 6.00%	8.09%	4/20/2024	$118,751,250	116,673,103	117,266,859
Total Aerospace & Defense					116,673,103	117,266,859
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.58%	3/1/2024	$80,924,185	80,924,185	81,733,427
Total Banking					80,924,185	81,733,427
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.59%	6/30/2022	$74,961,472	74,890,492	74,961,472
Total Capital Equipment					74,890,492	74,961,472
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.25%	8/1/2022	$50,714,240	50,714,240	50,841,026
PRCC Holdings, Inc. (5)	L+ 6.50%	8.59%	2/1/2021	$74,993,789	74,993,789	74,993,789
Total Chemicals, Plastics & Rubber					125,708,029	125,834,815
Construction & Building
Stanton Carpet Corp. (11)	L+ 5.50%	7.59%	11/21/2022	$62,598,389	62,598,389	62,598,389
Total Construction & Building					62,598,389	62,598,389
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.83%	9/9/2023	$86,024,668	85,742,379	86,024,668
Total Consumer Goods: Non-Durable					85,742,379	86,024,668
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.84%	12/20/2022	$76,208,779	76,208,779	76,970,867
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	8.11%	6/6/2019	$11,804,652	11,804,652	11,804,652
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.08%	6/6/2019	$3,942,120	3,942,120	3,942,120
Total Media: Advertising, Printing & Publishing					91,955,551	92,717,639
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.08%	6/15/2022	$33,741,229	33,741,229	33,741,229
Total Media: Diversified & Production					33,741,229	33,741,229

Retail
Batteries Plus Holding Corporation	L+ 6.75%	8.84%	7/6/2022	$68,330,071	68,330,071	68,330,071
Total Retail					68,330,071	68,330,071
Services: Business
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$8,112,069	8,112,069	8,112,069
McKissock, LLC	L+ 5.75%	8.08%	8/5/2021	$19,817,367	19,768,324	19,817,367
TEI Holdings Inc. (10)	L+ 6.00%	8.15%	12/20/2023	$119,485,190	118,802,714	119,186,478
Total Services: Business					146,683,107	147,115,914
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.83%	12/1/2021	$113,002,878	112,937,313	113,002,878
Total Transportation: Consumer					112,937,313	113,002,878
Total First Lien Senior Secured Loan					1,000,183,848	1,003,327,361

Total Corporate Debt					$1,060,086,524	$1,063,321,405
Total Investments					$1,060,086,524	$1,063,321,405

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) $158,063 of the total par amount for this security is at P + 4.75%.

(4) $52,785 of the total par amount for this security is at P + 5.75%.

(5) $393,463 of the total par amount for this security is at P + 5.50%.

(6) $62,615 of the total par amount for this security is at P + 5.50%.

(7) $283,215 of the total par amount for this security is at P + 5.50%.

(8) $218,341 of the total par amount for this security is at P + 5.50%.

(9) $38,975 of the total par amount for this security is at P + 5.50%.

(10) $298,712 of the total par amount for this security is at P + 5.00%.

(11) $1,655,096 of the total par amount for this security is at P + 5.50%.

(12) $296,878 of the total par amount for this security is at P + 5.00%.

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

Results of Operations

Our operating results for the three months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	2018	2017
Total investment income from non-controlled/non-affiliate investments	$15,915,183	$4,521,326
Total investment income from controlled affiliate investments	5,510,323	7,846
Total expenses, net of incentive fee waivers	7,943,108	1,734,782
Excise tax expense	—	—
Net investment income after taxes	13,482,398	2,794,390
Net realized loss on non-controlled/non-affiliate investments	(2,103,579)	(87,531)
Net realized gain (loss) on foreign currency transactions	(543,658)	516,344
Net realized gain (loss) on forward currency exchange contracts	444,246	(220,006)
Net change in unrealized depreciation on foreign currency translation	(8,202)	(424,018)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,652,602	(1,147,554)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(11,896,356)	2,138,706
Net change in unrealized appreciation on controlled affiliate investments	139,662	—
Net increase in net assets resulting from operations	$6,167,113	$3,570,331

Operating results of the Company for the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Total investment income from non-controlled/non-affiliate investments	$28,644,484	$6,763,742
Total investment income from controlled affiliate investments	10,239,589	7,846
Total expenses, net of incentive fee waivers	16,626,953	2,987,546
Excise tax expense	309	—
Net investment income after taxes	22,256,811	3,784,042
Net realized gain (loss) on non-controlled/non-affiliate investments	(1,845,877)	32,601
Net realized gain (loss) on foreign currency transactions	(264,513)	581,045
Net realized loss on forward currency exchange contracts	(2,873,139)	(220,006)
Net change in unrealized depreciation on foreign currency translation	(25,546)	(439,082)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	7,594,093	(1,409,238)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(9,320,502)	2,853,478
Net change in unrealized appreciation on controlled affiliate investments	2,004,891	—
Net increase in net assets resulting from operations	$17,526,218	$5,182,840

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

During the three months ended June 30, 2018, our investment income was comprised of $21.4 million of interest income and other income, which includes $0.4 million from the accretion of discounts and $5.3 million from the distribution from ABCS. During the three months ended June 30, 2017, the Company’s investment income was comprised of $4.4 million of interest income, which includes $0.2 million from the accretion of discounts, as well as $0.1 million of other income.

The increase in investment income for the three months ended June 30, 2018 from the comparable period in 2017 was primarily driven by the increase in the size of our investment portfolio and increased distribution income from ABCS as a result our increased investment in ABCS and an increase in the size of the underlying ABCS portfolio. As of June 30, 2018, the size of our investment portfolio increased to $1,066.1 million from $413.4 million as of June 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $1,077.5 million from $418.2 million as of June 30, 2017. As of June 30, 2018, the weighted average yield of our first and second lien debt increased to 7.4% from 6.5% as of June 30, 2017, based on par amount, due to the addition of higher yielding assets and an increase in base rates, primarily LIBOR.

During the six months ended June 30, 2018, our investment income was comprised of $38.9 million of interest income and other income, which includes $0.7 million from the accretion of discounts and $10.0 million from the distribution from ABCS. During the six months ended June 30, 2017, the Company’s investment income was comprised of $6.7 million of interest income, which includes $0.3 million from the accretion of discounts, as well as $0.1 million of other income.

The increase in investment income for the six months ended June 30, 2018 from the comparable period in 2017 was primarily driven by the increase in the size of our investment portfolio and increased distribution income from ABCS as a result our increased investment in ABCS and an increase in the size of the underlying ABCS portfolio. As of June 30, 2018, the size of our investment portfolio increased to $1,066.1 million from $413.4 million as of June 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $1,077.5 million from $418.2 million as of June 30, 2017. As of June 30, 2018, the weighted average yield of our first and second lien debt increased to 7.4% from 6.5% as of June 30, 2017, based on par amount, due to the addition of higher yielding assets and an increase in base rates, primarily LIBOR.

We commenced investment operations on October 13, 2016. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until October 2016.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2018 and 2017 was as follows:

	For the Three Months Ended June 30,
	2018	2017
Interest and debt financing expenses	$5,325,222	$202,431
Amortization of deferred offering costs	—	104,998
Base management fee	1,878,062	582,131
Incentive fee	911,103	116,392
Professional fees	316,290	486,168
Directors fees	66,911	68,250
Other general and administrative expenses	449,718	174,412
Total expenses, before incentive fee waivers	$8,947,306	$1,734,782
Incentive fee waiver	(1,004,198)	—
Total expenses, net of incentive fee waivers	$7,943,108	$1,734,782

The composition of our operating expenses for the six months ended June 30, 2018 and 2017 was as follows:

	For the Six Months Ended June 30,
	2018	2017
Interest and debt financing expenses	$9,614,119	$397,908
Amortization of deferred offering costs	—	208,843
Base management fee	3,501,843	848,715
Incentive fee	2,915,651	209,820
Professional fees	839,967	899,707
Directors fees	135,161	136,062
Other general and administrative expenses	624,410	286,491
Total expenses, before incentive fee waivers	$17,631,151	$2,987,546
Incentive fee waiver	(1,004,198)	—
Total expenses, net of incentive fee waivers	$16,626,953	$2,987,546

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”) and the revolving credit agreement (the “BCSF Revolving Credit Facility”, together with the BCSF Revolving Credit Facility, the “Revolving Credit Facilities”) with Goldman Sachs Bank USA. As of June 30, 2018, the Revolving Credit Facilities had an outstanding balance of $446.5 million. As of December 31, 2017, the Revolving Credit Facilities had an outstanding balance of $451.0 million. Interest and debt financing expenses for the three months ended June 30, 2018 and 2017 were approximately $5.3 million and $0.2 million, respectively. Interest and debt financing expenses for the six months ended June 30, 2018 and 2017 were approximately $9.6 million and $0.4 million, respectively. Such increases were driven by increased drawings under the Revolving Credit Facilities related to increased deployment of capital for investments. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.03% and 3.40% as of June 30, 2018 and December 31, 2017, respectively.

Net Realized and Unrealized Gains and Losses

For the three months ended June 30, 2018, we had $11.8 million in net unrealized depreciation on 137 investments in 99 portfolio companies. Unrealized depreciation for the three months ended June 30, 2018 resulted from a decrease in fair value, primarily due to fluctuations in foreign currency exchange rates on foreign currency denominated assets and negative valuation adjustments. For the three months ended June 30, 2018, we had $6.7 million in net unrealized appreciation on forward currency exchange contracts, which offset the net unrealized depreciation on our investments due to foreign currency fluctuations.  For the three months ended June 30, 2018, the change in valuations resulting in net unrealized depreciation was primarily due to the under-performance of the American Tire Distributors Inc. Term Loan.

For the three months ended June 30, 2017, we had $2.1 million in net unrealized appreciation on 71 investments in 50 portfolio companies. Unrealized appreciation for the three months ended June 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. During the three months ended June 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three months ended June 30, 2017, we had $1.1 million in net unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the net unrealized appreciation on our investments due to foreign currency fluctuations.

For the six months ended June 30, 2018, we had $7.3 million in net unrealized depreciation on 137 investments in 99 portfolio companies. Unrealized depreciation for the six months ended June 30, 2018 resulted from a decrease in fair value, primarily due to fluctuations in foreign currency exchange rates on foreign currency denominated assets and negative valuation adjustments. For the six months ended June 30, 2018, we had $4.7 million of net unrealized appreciation on forward currency exchange contracts and net realized losses on forward currency exchange contracts, which offset the net unrealized depreciation on investments due to foreign currency fluctuations.  For the six months ended June 30, 2018, the change in valuations resulting in net unrealized depreciation was primarily due to the under-performance of American Tire Distributors Inc. Term Loan.

For the six months ended June 30, 2017, we had $2.9 million in net unrealized appreciation on 71 investments in 50 portfolio companies. Unrealized appreciation for the six months ended June 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. During the six months ended June 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the six months ended June 30, 2017, we had $1.4 million in net unrealized depreciation on forward currency exchange contracts, which was substantially offset by an increase in the net unrealized appreciation on our investments due to foreign currency fluctuations.

During the three months ended June 30, 2018, we had sales and principal repayments of $62.4 million resulting in $2.1 million of net realized losses, primarily due to the under-performance of the American Tire Distributors Inc. Term Loan. During the three months ended June 30, 2017, we had sales and principal repayments of $14.5 million, resulting in $0.1 million of net realized losses. During the six months ended June 30, 2018, we had sales and principal repayments of $127.4 million resulting in $1.8 million of net realized losses, primarily due to the under-performance of the American Tire Distributors Inc. Term Loan. During the six months ended June 30, 2017, we had sales and principal repayments of $18.6 million, resulting in $0.03 million of net realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2018 and 2017, the net increase in net assets resulting from operations was $6.2 million and $3.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.17 and $0.21, respectively.

For the six months ended June 30, 2018 and 2017, the net increase in net assets resulting from operations was $17.5 million and $5.2 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.54 and $0.37, respectively.

Cash Flows

For the six months ended June 30, 2018, cash, foreign cash and cash equivalents increased by $0.1 million. During the same period, we used $231.0 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the six months ended June 30, 2018, we generated $231.3 million from financing activities, primarily from borrowings on our Revolving Credit Facilities and the issuance of common stock, offset by repayments on our Revolving Credit Facilities.

For the six months ended June 30, 2017, cash, foreign cash and cash equivalents decreased by $46.3 million. During the same period, we used $289.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the six months ended June 30, 2017, we generated $243.1 million from financing activities, primarily from issuance of common stock reduced by net repayments on our Revolving Credit Facility.

Financial Condition, Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, we had $141.0 million and $140.9 million in cash, foreign cash and cash equivalents, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facilities and from other banks or lenders; and, (3) cash flows from operations.

At June 30, 2018 cash on hand, combined with our uncalled capital commitments of $501.8 million and $165.0 million undrawn amount on our Revolving Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, we require investors to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of June 30, 2018 and December 31, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from our Advisor. As of June 30, 2018, we had received capital contributions totaling $753.5 million, of which $6.8 million was from our Advisor. As of December 31, 2017, we had received capital contributions totaling $502.6 million, of which $4.8 million was from our Advisor.

During the six months ended June 30, 2018, pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 6,163,522.89 shares of our common stock at $20.35 per share for an aggregate offering of $125.4 million and 6,160,339.16 shares of our common stock at $20.38 per share for an aggregate offering of $125.5 million. During the six months ended June 30, 2017, we received additional capital commitments of $708.7 million, and pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 5,430,375.07 shares of our common stock at $20.10 per share for an aggregate offering of $109.2 million, 5,850,854.57 shares of our common stock at $20.23 per share for an aggregate offering of $118.4 million and 8,131,000.10 shares of our common stock at $20.32 per share for an aggregate offering $165.2 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes.

As of June 30, 2018 and December 31, 2017, we received all amounts relating to the capital drawdown notices. During the six months ended June 30, 2018, we issued 156,793.49 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2017, we issued 5,722.98 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (the “Revolving Credit Agreement”). The maximum commitment amount under the Revolving Credit Facility is $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon our request. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of June 30, 2018 and December 31, 2017, we were in compliance with these covenants. Our obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. As of June 30, 2018 and December 31, 2017, the Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

As of June 30, 2018, we had $111.5 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

For the three months ended June 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2018	2017
Borrowing interest expense	$1,008,642	$39,195
Unused facility fee	13,388	72,005
Amortization of deferred financing costs and upfront commitment fees	91,231	91,231
Total interest and debt financing expenses	$1,113,261	$202,431

For the six months ended June 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2018	2017
Borrowing interest expense	$2,065,577	$72,653
Unused facility fee	16,921	143,796
Amortization of deferred financing costs and upfront commitment fees	181,459	181,459
Total interest and debt financing expenses	$2,263,957	$397,908

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2018, we were in compliance with these covenants.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2018 and December 31, 2017, there were $335.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the BCSF Revolving Credit Facility.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.

For the three months ended June 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2018	2017
Borrowing interest expense	$3,807,085	$—
Unused facility fee	138,583	—
Amortization of deferred financing costs and upfront commitment fees	266,293	—
Total interest and debt financing expenses	$4,211,961	$—

For the six months ended June 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2018	2017
Borrowing interest expense	$6,503,194	$—
Unused facility fee	317,308	—
Amortization of deferred financing costs and upfront commitment fees	529,660	—
Total interest and debt financing expenses	$7,350,162	$—

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing, unless we meet certain disclosure and approval requirements in which case we may reduce our asset coverage ratio to 1.5 to 1. As of June 30, 2018 and December 31, 2017, our asset coverage ratio was 2.69 to 1 and 2.12 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. In March 2018, the Small Business Credit Availability Act was enacted into law. The Small Business Credit Availability Act, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to BDCs from 2 to 1 to 1.5 to 1 so long as the BDC meets certain disclosure requirements and obtains certain approvals. Application of the reduced asset coverage requirements to a BDC requires approval by either (1) a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of the BDC’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of the BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The amount of leverage that we employ will depend on our Advisor’s assessment of market conditions and other factors at the time of any proposed borrowing, and we may in the future seek to reduce our asset coverage ratio to 1.5 to 1.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as, a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3)  the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

We have adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends. Prior to the listing of the Company’s shares on a national securities exchange (a “Listing”), stockholders who “opted in” to our dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Subsequent to a Listing, stockholders who do not “opt out” of our dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Stockholders could elect to “opt in” or “opt out” of our dividend reinvestment plan in their Subscription Agreements, as defined. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing. Any dividends reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid to our Advisor.

The following table summarizes distributions declared during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
Total distributions declared			$0.70	$24,093,971

The following table summarizes distributions declared during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
Total distributions declared			$0.18	$3,914,024

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Company had unfunded capital commitments related to Subscription Agreements of $501.8 million and $752.6 million, respectively.

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

As of June 30, 2018, our unfunded capital commitments consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Aimbridge Hospitality LP — Revolver	6/22/2022	$1,176,500
Ansira Holdings, Inc. — Revolver	12/20/2022	7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Batteries Plus Holding Corporation — Revolver	7/6/2022	3,825,090
Captain D’s LLC — Revolver	12/15/2023	1,607,760
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,744,048
Clinical Innovations — Revolver	10/17/2022	767,816
CMI Marketing Inc. — Revolver	5/23/2023	2,112,000
Cruz Bay Publishing R/C — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/27/2024	1,284,353
Direct Travel, Inc.— Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	1,032,950
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	480,821
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	753,288
Endries International, Inc. — Revolver	6/1/2022	2,555,863
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Revolver	9/28/2022	853,577
Horizon Telecom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telecom, Inc. — Revolver	6/15/2023	1,158,621
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	545,729
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	6/15/2022	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	2,550,060
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Winchester Electronics Corporation — Revolver	6/30/2021	3,400,080
Zywave, Inc. — Revolver	11/17/2022	978,525
Total First Lien Senior Secured Loans		$92,724,508
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		5,021,978
Total Other Unfunded Commitments		$5,021,978
Total		$97,746,486

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2018.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of June 30, 2018.

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s unaudited consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X.  These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indication of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition

We record our investment transactions on a trade date basis. We record realized gains and losses based on the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. We record any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts received upon prepayment of a loan or debt security as interest income.

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

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. We record PIK as interest or dividend income, as applicable. If at any point we believe PIK may not be realized, we place the investment generating PIK on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. We record administrative agent fees received as other income when the services are rendered.

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If we cannot obtain a price from an independent pricing service or if the independent pricing service is not deemed to be representative with the market, we value certain investments held by us on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained, in some cases, primarily illiquid securities, multiple quotes may not be available and the mid of the bid/ask from one broker will be used. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board, based on the input of our Advisor, our Audit Committee and one or more independent third party firms engaged by our Board.

With respect to unquoted securities, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Advisor responsible for the portfolio investment or by an independent valuation firm;

•                  Preliminary valuation conclusions are then documented and discussed with our senior management and our Advisor. Agreed upon valuation recommendations are presented to our Audit Committee;

•                  Our Audit Committee of our Board reviews the valuations presented and recommends values for each of the investments to our Board;

•                  At least once annually, the valuation for each portfolio investment constituting a material portion of the Company’s portfolio will be reviewed by an independent valuation firm; and

•                  Our Board discusses valuations and determines the fair value of each investment in good faith based upon, among other things, the input of our Advisor, independent valuation firms, where applicable, and our Audit Committee.

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. We determine the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments. We conduct this valuation process on a quarterly basis.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

Contractual Obligations

We have entered into an Investment Advisory Agreement with our Advisor. Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of June 30, 2018 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Revolving Credit Facility	$111,519,000	$—	$111,519,000	$—	$—
BCSF Revolving Credit Facility	335,000,000	—	—	335,000,000	—
Total Debt Obligations	$446,519,000	$—	$111,519,000	$335,000,000	$—

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

Assuming that the statement of financial condition as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(2,046,802)	$(1,116,298)	$(930,504)
Up 100 basis points	8,350,475	4,465,190	3,885,285
Up 200 basis points	17,451,927	8,930,380	8,521,547
Up 300 basis points	26,632,132	13,395,570	13,236,562

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2018, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we issued 91,296.97 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended June 30, 2018 was approximately $1,856,066. Other than the shares issued under our dividend reinvestment plan during the quarter ended June 30, 2018, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.8

Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17,2018.

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

Bain Capital Specialty Finance, Inc.

Date: August 10, 2018	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Patrick M. Dury
	Name:	Patrick M. Dury
	Title:	Chief Financial Officer
(Principal Financial Officer)