Form 10-Q
period 2018-09-30
Bain Capital Specialty Finance, Inc.
filed 2018-10-17
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 17, 2018, the registrant had 43,821,595.55 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,068,707,548 and $633,645,701, respectively)	$1,075,932,730	$643,067,956
Controlled affiliate investments (amortized cost of $273,054,968 and $187,617,223, respectively)	275,509,851	188,510,115
Cash and cash equivalents	151,069,731	139,506,289
Foreign cash (cost of $1,684,252 and $1,383,845, respectively)	1,666,238	1,411,855
Restricted Cash	37,735,920	—
Collateral on forward currency exchange contracts	824,191	4,421,968
Deferred offering costs	1,085,000	—
Deferred financing costs	4,736,156	5,808,726
Interest receivable on investments	4,482,186	2,888,847
Prepaid insurance	3,033	137,785
Receivable for sales and paydowns of investments	37,347	2,497,769
Distribution receivable	61,101	—
Unrealized appreciation on forward currency exchange contracts	5,618,287	—
Dividend receivable	6,084,313	—
Total Assets	$1,564,846,084	$988,251,310

Liabilities
Revolving credit facilities	$233,639,250	$451,000,000
2018-1 Notes (net of unamortized debt issuance costs of $2,084,044 and $0, respectively)	363,615,956	—
Deferred offering costs payable	1,085,000	—
Interest payable	598,802	815,402
Payable for investments purchased	56,273,526	14,814,984
Unrealized depreciation on forward currency exchange contracts	—	3,504,814
Base management fee payable	2,319,541	1,244,033
Incentive fee payable	2,930,760	1,017,919
Accounts payable and accrued expenses	2,455,164	1,143,946
Excise tax payable	—	4,882
Distributions payable	17,966,855	7,742,502
Total Liabilities	680,884,854	481,288,482

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 43,821,596 and 24,975,812 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	43,822	24,976
Paid in capital in excess of par value	886,056,633	503,533,321
Accumulated undistributed net investment income	(9,374,536)	(3,469,772)
Accumulated undistributed net realized gain (loss)	(8,048,573)	35,676
Net unrealized appreciation	15,283,884	6,838,627
Total Net Assets	883,961,230	506,962,828
Total Liabilities and Total Net assets	$1,564,846,084	$988,251,310

Net asset value per share	$20.17	$20.30

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$20,270,439	$7,793,040	$48,706,718	$14,467,794
Other income	91,436	—	299,641	88,988
Total investment income from non-controlled/non-affiliate investments	20,361,875	7,793,040	49,006,359	14,556,782
Investment income from controlled affiliate investments:
Interest from investments	96,271	24,060	194,898	31,906
Dividend income	6,204,262	—	16,345,224	—
Total investment income from controlled affiliate investments	6,300,533	24,060	16,540,122	31,906
Total investment income	26,662,408	7,817,100	65,546,481	14,588,688

Expenses
Interest and debt financing expenses	$6,523,738	$223,945	$16,137,857	$621,853
Amortization of deferred offering costs	—	106,152	—	314,995
Base management fee	2,319,541	856,260	5,821,384	1,704,975
Incentive fee	3,241,992	240,003	6,157,643	449,824
Professional fees	899,756	506,756	1,739,723	1,406,462
Directors fees	67,776	68,250	202,937	204,312
Other general and administrative expenses	329,917	213,822	954,327	500,313
Total expenses before fee waivers	13,382,720	2,215,188	31,013,871	5,202,734
Incentive fee waiver	(619,563)	—	(1,623,761)	—
Total expenses, net of fee waivers	12,763,157	2,215,188	29,390,110	5,202,734
Net investment income before taxes	13,899,251	5,601,912	36,156,371	9,385,954
Excise tax expense	—	—	309	—
Net investment income after taxes	13,899,251	5,601,912	36,156,062	9,385,954

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(3,174,983)	48,735	(5,020,860)	81,336
Net realized gain (loss) on foreign currency transactions	(102,909)	(583,149)	(367,422)	(2,104)
Net realized gain (loss) on forward currency exchange contracts	177,172	—	(2,695,967)	(220,006)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(17,216)	448,252	(42,762)	9,170
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	1,529,008	(1,234,706)	9,123,101	(2,643,944)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	7,123,429	2,920,895	(2,197,073)	5,774,373
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(442,900)	—	1,561,991	—
Total net gains	5,091,601	1,600,027	361,008	2,998,825

Net increase in net assets resulting from operations	$18,990,852	$7,201,939	$36,517,070	$12,384,779

Per Common Share Data
Basic and diluted net investment income per common share	$0.33	$0.22	$1.02	$0.53
Basic and diluted increase in net assets resulting from operations per common share	$0.46	$0.29	$1.03	$0.70
Basic and diluted weighted average common shares outstanding	41,733,013	24,921,589	35,461,497	17,725,983

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017

Operations:
Net investment income	$36,156,062	$9,385,954
Net realized loss	(8,084,249)	(140,774)
Net change in unrealized appreciation	8,445,257	3,139,599
Net increase in net assets resulting from operations	36,517,070	12,384,779
Stockholder distributions:
Distributions from net investment income	(42,060,826)	(9,149,711)
Net decrease in net assets resulting from stockholder distributions	(42,060,826)	(9,149,711)
Capital share transactions:
Issuance of common stock	376,948,118	392,735,221
Reinvestment of stockholder distributions	5,594,040	581,699
Net increase in net assets resulting from capital share transactions	382,542,158	393,316,920

Total increase in net assets	376,998,402	396,551,988
Net assets at beginning of period	506,962,828	110,344,258
Net assets at end of period	$883,961,230	$506,896,246

Net asset value per common share	$20.17	$20.33
Common stock outstanding at end of period	43,821,596	24,931,842

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$36,517,070	$12,384,779
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(675,406,574)	(390,313,756)
Proceeds from principal payments and sales of investments	195,036,259	26,029,281
Net realized (gain) loss from investments	5,020,860	(81,336)
Net realized (gain) loss on foreign currency transactions	367,422	2,104
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(9,123,101)	2,643,944
Net change in unrealized (appreciation) depreciation on investments	635,082	(5,774,373)
Net change in (appreciation) depreciation on foreign currency translation	42,762	(9,170)
Accretion of discounts and amortization of premiums	(1,255,921)	(538,677)
Amortization of deferred financing costs and debt issuance costs	1,073,517	273,692
Amortization of deferred offering costs	—	314,995
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	3,597,777	(4,220,000)
Interest receivable on investments	(1,593,339)	(1,199,757)
Prepaid insurance	134,752	137,797
Distribution receivable	(61,101)	—
Dividend receivable	(6,084,313)	—
Other assets	—	5,723
Interest payable	(216,600)	53,308
Base management fee payable	1,075,508	678,056
Incentive fee payable	1,912,841	449,824
Accounts payable and accrued expenses	908,727	746,158
Excise tax payable	(4,882)	—
Net cash used in operating activities	(447,423,254)	(358,417,408)

Cash flows from financing activities
Borrowings on revolving credit facilities	270,000,000	94,899,918
Repayments on revolving credit facilities	(487,360,750)	(154,563,966)
Issuance of 2018-1 Notes	365,700,000	—
Payments of debt issuance costs	(1,682,500)	—
Proceeds from issuance of common stock	376,948,118	392,735,221
Stockholder distributions paid	(26,242,433)	(3,414,688)
Net cash provided by financing activities	497,362,435	329,656,485

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	49,939,181	(28,760,923)
Effect of foreign currency exchange rates	(385,436)	570,895
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	140,918,144	66,732,154
Cash, foreign cash, restricted cash and cash equivalents, end of period	$190,471,889	$38,542,126

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$15,280,940	$294,853
Cash paid for excise taxes during the period	$5,191	$—
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$5,594,040	$581,699

	As of September 30,
	2018	2017
Cash and cash equivalents	$151,069,731	$37,813,409
Restricted cash	37,735,920	—
Foreign cash	1,666,238	728,717
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$190,471,889	$38,542,126

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2018

(Unaudited)

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 169.7%
Investments 152.9%
Non-Controlled/Non-Affiliate Investments 121.7%
Corporate Fixed Income 3.8%
Corporate Bond 3.8%
Beverage, Food & Tobacco 1.1%
Hearthside Food Solutions, LLC	—	8.50%	6/1/2026	$10,000,000	9,788,101	9,775,000
Total Beverage, Food & Tobacco					9,788,101	9,775,000
Consumer Goods: Non-Durable 1.1%
Kronos Acquisition Holdings Inc.	—	9.00%	8/15/2023	$10,000,000	9,329,382	9,450,000
Total Consumer Goods: Non-Durable					9,329,382	9,450,000
Containers, Packaging & Glass 0.6%
BWAY Holding Company	—	7.25%	4/15/2025	$5,000,000	4,895,579	4,887,000
Total Containers, Packaging & Glass					4,895,579	4,887,000
Utilities: Electric 1.0%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$10,478,000	$9,885,536	$9,063,470
Total Utilities: Electric					9,885,536	9,063,470
Total Corporate Bond					$33,898,598	$33,175,470
Total Corporate Fixed Income					$33,898,598	$33,175,470

Corporate Debt 117.1%
Delayed Draw Term Loan 0.8%
Capital Equipment 0.4%
Endries International, Inc. (3) (15) (19) (28)	L+ 4.75%	8.60%	6/1/2023	$3,222,455	3,183,938	3,222,455
Total Capital Equipment					3,183,938	3,222,455
Construction & Building 0.0%
Chase Industries, Inc. (3) (15) (19) (21)	L+ 4.00%	6.38%	5/12/2025	$199,683	181,790	190,322
Total Construction & Building					181,790	190,322
High Tech Industries 0.0%
Drilling Info Holdings, Inc. (2) (3) (5) (18) (21) (29)	—	—	7/30/2025	$—	(13,653)	(7,604)
Total High Tech Industries					(13,653)	(7,604)
Services: Business 0.4%
AMCP Clean Acquisition Company, LLC (3) (5) (18) (21) (29)	—	—	6/16/2025	$—	(2,266)	11,155
Sovos Compliance, LLC (3) (15) (19)	L+ 6.00%	8.24%	3/1/2022	$3,967,742	3,967,742	3,919,355
Total Services: Business					3,965,476	3,930,510
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (5) (15) (19) (21) (29)	—	—	6/15/2023	$—	(20,486)	(26,069)
Total Telecommunications					(20,486)	(26,069)
Transportation: Cargo 0.0%
ENC Holding Corporation (3) (5) (18) (21)	—	—	5/30/2025	$—	(1,152)	1,202
Transportation: Cargo					(1,152)	1,202
Total Delayed Draw Term Loan					$7,295,913	$7,310,816

First Lien Last Out Term Loan 3.4%
Environmental Industries 2.2%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+ 7.50%	8.30%	6/30/2024	£15,141,463	19,098,906	19,533,532

Total Environmental Industries					19,098,906	19,533,532
Healthcare & Pharmaceuticals 1.2%
Clinical Innovations, LLC (15) (19) (21) (22) (29)	L+ 6.00%	8.24%	10/17/2023	$10,287,776	10,086,251	10,287,776
Total Healthcare & Pharmaceuticals					10,086,251	10,287,776
Total First Lien Last Out Term Loan					$29,185,157	$29,821,308

First Lien Senior Secured Loan 84.8%
Aerospace & Defense 4.4%
Novetta, LLC (15) (29)	L+ 5.00%	7.25%	10/17/2022	$3,824,541	3,759,269	3,714,585
Salient CRGT, Inc. (15) (19) (21) (29)	L+ 5.75%	7.99%	2/28/2022	$10,177,315	10,256,880	10,329,974
StandardAero Aviation Holdings, Inc. (15) (21) (29)	L+ 3.75%	5.99%	7/7/2022	$19,822,009	19,924,605	19,963,597
WP CPP Holdings, LLC (15) (21) (29)	L+ 3.75%	6.21%	4/30/2025	$4,726,842	4,715,025	4,763,277
Total Aerospace & Defense					38,655,779	38,771,433
Automotive 2.0%
CST Buyer Company (15) (19) (29)	L+ 5.00%	7.39%	3/1/2023	$9,456,999	9,348,011	9,456,999
OEConnection LLC (15) (19)(29)	L+ 4.00%	6.25%	11/22/2024	$8,114,461	8,082,139	8,155,033
Total Automotive					17,430,150	17,612,032
Beverage, Food & Tobacco 0.6%
Restaurant Technologies, Inc. (15) (21) (24)	P+ 3.75%	9.00%	11/23/2022	$5,226,855	5,188,358	5,223,588
Total Beverage, Food & Tobacco					5,188,358	5,223,588
Capital Equipment 2.8%
Dorner Manufacturing Corp. (15) (19) (29)	L+ 5.75%	8.14%	3/15/2023	$8,226,236	8,064,566	8,226,236
DXP Enterprises, Inc. (6) (15) (19) (29)	L+ 4.75%	6.99%	8/29/2023	$5,191,025	5,145,731	5,249,424
Endries International, Inc. (15) (19) (29)	L+ 4.75%	6.90%	6/1/2023	$6,491,144	6,412,625	6,491,144
Wilsonart LLC (15) (29)	L+ 3.25%	5.64%	12/19/2023	$5,432,487	5,485,009	5,461,589
Total Capital Equipment					25,107,931	25,428,393
Chemicals, Plastics & Rubber 0.9%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+ 3.50%	5.74%	11/20/2023	$506,127	504,253	511,188
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+ 3.50%	5.47%	11/20/2023	$658,126	655,690	663,062
Niacet b.v. (6) (15) (19) (21)	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,784,641	4,050,495	4,391,698
Niacet Corporation (15) (19) (29)	L+ 4.50%	6.74%	2/1/2024	$2,176,868	2,159,852	2,176,868
Total Chemicals, Plastics & Rubber					7,370,290	7,742,816
Construction & Building 3.3%
Bolt Infrastructure Merger Sub, Inc. (15) (29)	L+ 3.50%	5.74%	6/21/2024	$2,677,183	2,665,575	2,686,387
Chase Industries, Inc. (15) (19) (21) (29)	L+ 4.00%	6.34%	5/11/2025	$11,980,952	11,921,516	11,951,000
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€2,825,002	3,077,840	3,278,132
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€8,574,506	9,192,274	9,949,856
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€915,945	1,040,239	1,062,863
Total Construction & Building					27,897,444	28,928,238
Consumer Goods: Durable 2.0%
New Milani Group LLC (15) (19) (21) (29)	L+ 4.25%	6.37%	6/6/2024	$17,360,000	17,191,675	17,360,000
Total Consumer Goods: Durable					17,191,675	17,360,000
Consumer Goods: Non-Durable 4.9%
FineLine Technologies, Inc. (15) (19) (21) (29)	L+ 4.25%	6.63%	11/2/2022	$31,782,763	31,539,017	31,623,850
Kronos Acquisition Holdings Inc. (15) (21) (29)	L+ 4.00%	6.24%	5/15/2023	$8,181,476	8,135,936	8,153,349
MND Holdings III Corp (15) (21)	L+ 3.50%	5.89%	6/19/2024	$3,801,806	3,787,264	3,830,319
Total Consumer Goods: Non-Durable					43,462,217	43,607,518
Containers, Packaging & Glass 3.4%
BWAY Holding Company (18) (21) (29)	L+ 3.25%	5.58%	4/3/2024	$12,844,925	12,867,847	12,852,953
Technimark LLC (18)(29)	L+ 3.75%	5.88%	8/8/2025	$2,826,456	2,822,923	2,835,288
Terminator Bidco AS (6) (18) (19) (21)	L+ 5.00%	7.34%	5/22/2022	$15,100,000	14,780,468	14,760,250
Total Containers, Packaging & Glass					30,471,238	30,448,491
Energy: Electricity 2.3%
Infinite Electronics International Inc. (18) (19) (21) (29)	L+ 4.00%	6.24%	7/2/2025	$20,003,129	19,987,728	19,987,387

Total Energy: Electricity						19,987,728	19,987,387
Energy: Oil & Gas 3.5%
Blackbrush Oil & Gas, L.P. (15) (19) (21) (29)	L+ 8.00%	10.50%	2/9/2024		$31,200,000	30,648,829	30,731,999
Total Energy: Oil & Gas						30,648,829	30,731,999
FIRE: Finance 0.4%
Badger Merger Sub, Inc. (18) (29)	L+ 3.75%	5.90%	8/8/2025		$3,650,904	3,632,649	3,664,595
Total FIRE: Finance						3,632,649	3,664,595
Healthcare & Pharmaceuticals 3.0%
Datix Bidco Limited (6) (18) (19) (21)	BBSW+ 4.50%	6.65%	4/28/2025	AUD	4,211,615	3,197,418	2,989,227
Drive DeVilbiss (15) (29)	L+ 5.50%	7.89%	1/3/2023		$6,584,955	6,134,695	6,206,320
Great Expressions Dental Centers PC (15) (19) (29)	L+ 4.75%	6.99%	9/28/2023		$8,002,680	7,913,850	7,882,640
Island Medical Management Holdings, LLC (15) (19) (21)	L+ 6.50%	8.74%	9/1/2022		$9,294,318	9,179,562	8,643,715
U.S. Anesthesia Partners, Inc. (15) (29)	L+ 3.00%	5.24%	6/24/2024		$1,172,458	1,168,492	1,180,702
Total Healthcare & Pharmaceuticals						27,594,017	26,902,604
High Tech Industries 17.0%
CMI Marketing Inc (15) (19) (21) (29)	L+ 5.00%	7.21%	5/24/2024		$15,449,280	15,300,071	15,449,280
Drilling Info Holdings, Inc. (18) (21) (29)	L+ 4.25%	6.54%	7/30/2025		$18,846,290	18,759,824	18,822,732
Lighthouse Network, LLC (15) (21) (29)	L+ 4.50%	6.84%	12/2/2024		$16,129,009	16,064,812	16,290,299
Netsmart Technologies, Inc.(15) (21) (29)	L+ 3.75%	5.99%	4/19/2023		$21,678,078	21,712,744	21,840,664
Park Place Technologies (15) (29)	L+ 4.00%	6.24%	3/31/2025		$9,848,967	9,815,640	9,865,385
Qlik Technologies (15) (21) (29)	L+ 3.50%	5.99%	4/26/2024		$17,782,425	17,706,277	17,782,424
SolarWinds Holdings, Inc. (18) (21)	L+ 3.00%	5.24%	2/5/2024		$14,800,376	14,885,646	14,897,496
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+ 5.00%	5.75%	3/8/2025	DKK	56,999,385	9,126,347	8,870,395
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+ 5.00%	6.11%	3/8/2025	NOK	74,019,870	9,178,545	9,077,515
Zywave, Inc. (15) (19) (21) (29)	L+ 5.00%	7.34%	11/17/2022		$17,582,974	17,493,987	17,582,974
Total High Tech Industries						150,043,893	150,479,164
Hotel, Gaming & Leisure 6.3%
Aimbridge Hospitality LP (15) (19) (21)	L+ 5.00%	7.24%	6/22/2022		$25,648,524	25,293,988	25,648,524
Aimbridge Hospitality LP (15) (19) (21) (29)	L+ 5.00%	7.24%	6/22/2022		$4,274,769	4,213,578	4,274,769
Captain D’s LLC (15) (19) (21) (29)	L+ 4.50%	6.71%	12/15/2023		$13,422,572	13,304,704	13,321,902
Quidditch Acquisition, Inc. (15) (19) (21) (29)	L+ 7.00%	9.17%	3/21/2025		$10,943,465	10,837,675	11,134,975
Tacala Investment Corp. (18) (29)	L+ 3.25%	5.49%	1/31/2025		$1,512,697	1,509,193	1,521,915
Total Hotel, Gaming & Leisure						55,159,138	55,902,085
Insurance 1.6%
Alliant Holdings Intermediate, LLC (18) (21) (29)	L+ 3.00%	5.15%	5/9/2025		$11,639,708	11,700,328	11,677,572
Wink Holdco, Inc. (15) (29)	L+ 3.00%	5.24%	12/2/2024		$2,606,076	2,601,467	2,602,006
Total Insurance						14,301,795	14,279,578
Media: Broadcasting & Subscription 1.9%
Micro Holding Corp. (18) (21) (29)	L+ 3.75%	5.92%	9/13/2024		$16,986,978	16,953,518	17,129,550
Total Media: Broadcasting & Subscription						16,953,518	17,129,550
Media: Diversified & Production 1.3%
International Entertainment Investments Limited (6) (18) (19) (21)	GBP LIBOR+ 4.75%	5.48%	05/31/2023		£8,685,518	10,620,959	11,318,099
Total Media: Diversified & Production						10,620,959	11,318,099
Real Estate 1.2%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300,000	10,693,059	10,791,720
Total Real Estate						10,693,059	10,791,720
Retail 3.2%
CH Hold Corp. (15) (29)	L+ 3.00%	5.24%	2/1/2024		$1,502,194	1,499,673	1,513,460
CVS Holdings I, LP (15) (21) (29)	L+ 3.00%	5.25%	2/6/2025		$14,949,937	14,929,809	14,984,203
Eyemart Express LLC (15) (21) (29)	L+ 3.00%	5.19%	8/5/2024		$11,534,811	11,573,503	11,596,084
Total Retail						28,002,985	28,093,747
Services: Business 10.0%
Advantage Sales & Marketing Inc. (15) (21) (29)	L+ 3.25%	5.49%	7/23/2021		$15,784,298	15,518,321	14,616,260

AMCP Clean Acquisition Company, LLC (18) (21) (29)	L+ 4.25%	6.64%	6/16/2025	$10,597,097	10,565,258	10,643,459
Comet Bidco Limited (6) (18)	GBP LIBOR+ 5.25%	5.97%	9/30/2024	£6,260,870	8,051,481	8,038,707
Lakeland Tours, LLC (15) (29)	L+ 4.00%	6.33%	12/16/2024	$2,894,455	2,885,298	2,923,414
New Insight Holdings, Inc. (15) (21) (29)	L+ 5.50%	7.74%	12/20/2024	$15,580,858	15,090,652	15,683,100
Sovos Compliance, LLC (15) (19) (29)	L+ 6.00%	8.24%	3/1/2022	$8,622,578	8,556,075	8,536,352
Valet Waste Holdings, Inc. (18) (19)	L+ 4.00%	6.32%	9/27/2025	$27,583,423	27,514,465	27,721,340
Total Services: Business					88,181,550	88,162,632
Services: Consumer 1.9%
GI Chill Acquisition LLC (18) (19) (21) (29)	L+ 4.00%	6.39%	8/6/2025	$11,492,287	11,467,638	11,571,584
Travel Leaders Group, LLC (18) (29)	L+ 4.00%	6.16%	1/25/2024	$529,294	527,971	536,241
Trident LS Merger Sub Corp (18) (29)	L+ 3.25%	5.49%	5/1/2025	$4,231,296	4,218,649	4,262,370
Total Services: Consumer					16,214,258	16,370,195
Telecommunications 1.6%
Horizon Telcom, Inc. (15) (19) (21) (29)	L+ 4.50%	6.67%	6/15/2023	$13,903,448	13,738,518	13,694,897
Masergy Holdings, Inc. (15) (21)	L+ 3.25%	5.64%	12/15/2023	$687,865	685,333	689,871
Total Telecommunications					14,423,851	14,384,768
Transportation: Cargo 2.0%
ENC Holding Corporation (18) (27) (29)	L+ 4.25%	6.64%	5/30/2025	$7,913,706	7,894,643	7,933,490
PS HoldCo, LLC (15) (21) (29)	L+ 5.25%	7.40%	3/13/2025	$9,376,364	9,336,761	9,417,385
Total Transportation: Cargo					17,231,404	17,350,875
Wholesale 3.3%
PT Holdings, LLC (15) (21) (29)	L+ 4.00%	6.39%	12/9/2024	$21,725,966	21,687,899	21,766,702
Specialty Building Products Holdings, LLC (18) (29)	L+ 5.75%	8.06%	4/30/2026	$6,944,043	6,839,882	6,979,839
Total Wholesale					28,527,781	28,746,541
Total First Lien Senior Secured Loan					$744,992,496	$749,418,048

Revolver 1.0%
Aerospace & Defense 0.0%
API Technologies Corp. (2) (3) (5) (15) (19)	—	—	4/22/2024	$—	(48,477)	(20,916)
Total Aerospace & Defense					(48,477)	(20,916)
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	—	—	3/1/2023	$—	(9,914)	—
Total Automotive					(9,914)	—
Banking 0.0%
Tidel Engineering, L.P. (3) (15) (19)	—	—	3/1/2023	$—	—	—
Total Banking					—	—
Capital Equipment 0.2%
Abracon Group Holding, LLC (2) (3) (5) (15) (19)	—	—	7/18/2024	$—	(41,112)	(28,334)
Aramsco, Inc. (3) (15) (19) (26)	L+ 5.25%	7.91%	8/28/2024	$1,072,486	1,022,275	1,021,684
Dorner Manufacturing Corp. (3) (5) (15) (19)	—	—	3/15/2022	$—	(20,535)	—
Endries International, Inc. (3) (15) (19)	P+ 3.75%	9.00%	6/1/2022	$773,413	737,243	773,413
Winchester Electronics Corporation (3) (18) (19)	—	—	6/30/2021	$—	—	—
Total Capital Equipment					1,697,871	1,766,763
Chemicals, Plastics & Rubber 0.0%
AP Plastics Group, LLC (3) (15) (19)	—	—	8/1/2021	$—	—	—
PRCC Holdings, Inc. (3) (15) (19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					—	—
Construction & Building 0.0%
Stanton Carpet Corp. (3) (15) (19)	—	—	11/21/2022	$—	—	—
Total Construction & Building					—	—
Consumer Goods: Durable 0.0%
Home Franchise Concepts, Inc. (2) (3) (5) (15) (19)	—	—	7/9/2024	$—	(17,001)	(25,298)
Total Consumer Goods: Durable					(17,001)	(25,298)
Consumer Goods: Non-Durable 0.1%

FineLine Technologies, Inc. (3) (15) (19)	L+ 4.75%	7.09%	11/2/2021	$655,181	618,715	642,077
Solaray, LLC (3) (15) (19)	L+ 4.50%	6.84%	9/9/2022	$425,010	425,010	425,010
Total Consumer Goods: Non-Durable					1,043,725	1,067,087
Energy: Oil & Gas 0.0%
Amspec Services, Inc. (3) (5) (15) (19)	—	—	7/2/2024	$—	(68,536)	—
Total Energy: Oil & Gas					(68,536)	—
Healthcare & Pharmaceuticals 0.2%
Clinical Innovations, LLC (3) (15) (19) (22)	L+ 6.00%	7.31%	10/17/2022	$575,862	554,901	575,862
Datix Bidco Limited (2) (3) (5) (6) (18) (19)	—	—	10/28/2024	£—	(26,144)	(22,177)
Great Expressions Dental Centers PC (3) (12) (15) (19)	L+ 4.75%	8.13%	9/28/2022	$616,843	605,108	599,338
Total Healthcare & Pharmaceuticals					1,133,865	1,153,023
High Tech Industries 0.0%
CMI Marketing Inc (3) (5) (15) (19)	—	—	5/24/2023	$—	(19,660)	—
Zywave, Inc. (3) (15) (19) (23)	L+ 5.00%	8.94%	11/17/2022	$95,934	82,704	95,934
Total High Tech Industries					63,044	95,934
Hotel, Gaming & Leisure 0.1%
Aimbridge Hospitality LP (3) (5) (15) (19)	—	—	6/22/2022	$—	(15,899)	—
Captain D’s LLC (3) (15) (19)	L+ 4.50%	7.86%	12/15/2023	$751,116	734,947	737,149
Total Hotel, Gaming & Leisure					719,048	737,149
Media: Advertising, Printing & Publishing 0.2%
Ansira Holdings, Inc. (3)(15)(19)	P+ 3.25%	8.50%	12/20/2022	$1,643,372	1,643,372	1,643,372
Cruz Bay Publishing (3)(15)(19)	—	—	6/6/2019	$—	—	—
Total Media: Advertising, Printing & Publishing					1,643,372	1,643,372
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.0%
Batteries Plus Holding Corporation (3) (15) (19)	—	—	7/6/2022	$—	—	—
Total Retail					—	—
Services: Business 0.2%
Element Buyer, Inc. (2) (3) (5) (15) (19)	—	—	7/19/2024	$—	(61,696)	(10,625)
McKissock, LLC (3) (15) (19)	P+ 2.25%	7.50%	8/5/2021	$991,690	991,690	991,690
Sovos Compliance, LLC (2) (3) (5) (15) (19)	—	—	3/1/2022	$—	(10,833)	(14,516)
TEI Holdings Inc. (3) (13) (15) (19)	L+ 6.00%	8.16%	12/20/2022	$1,133,360	1,133,360	1,133,360
Total Services: Business					2,052,521	2,099,909
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (15) (19)	—	—	6/15/2023	$—	—	(17,379)
Total Telecommunications					—	(17,379)
Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (15) (19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Total Revolver					$8,209,518	$8,499,644

Second Lien Senior Secured Loan 24.3%
Aerospace & Defense 3.0%
TECT Power Holdings, LLC (15) (19) (21)	L+ 8.50%	10.74%	12/27/2021	$14,757,969	14,534,773	14,905,549
WP CPP Holdings, LLC (15) (21) (29)	L+ 7.75%	10.15%	4/30/2026	$11,723,622	11,608,507	11,757,820
Total Aerospace & Defense					26,143,280	26,663,369
Automotive 0.7%
OEConnection LLC (15) (19) (21)	L+ 8.00%	10.25%	11/24/2025	$6,312,688	6,276,140	6,312,688
Total Automotive					6,276,140	6,312,688
Beverage, Food & Tobacco 0.2%

Restaurant Technologies, Inc. (15) (19) (21)	P+ 7.75%	13.00%	11/23/2023	$1,693,548	1,666,409	1,685,081
Total Beverage, Food & Tobacco					1,666,409	1,685,081
Capital Equipment 1.7%
EXC Holdings III Corp. (15) (21) (29)	L+ 7.50%	9.97%	12/1/2025	$8,240,489	8,254,837	8,384,697
Velvet Acquisition B.V. (6) (18) (19) (21)	EURIBOR+ 8.00%	8.01%	4/17/2026	€6,013,072	7,306,339	7,047,344
Total Capital Equipment					15,561,176	15,432,041
Energy: Electricity 0.3%
Infinite Electronics International Inc. (18) (19) (21)	L+ 8.00%	10.24%	7/2/2026	$2,480,000	2,432,230	2,430,400
Total Energy: Electricity					2,432,230	2,430,400
Healthcare & Pharmaceuticals 6.3%
Concentra Inc. (15) (21) (29)	L+ 6.50%	8.61%	6/1/2023	$14,104,833	13,850,499	14,316,406
Datix Bidco Limited (6) (18) (19) (21)	GBP LIBOR+ 7.75%	8.54%	4/27/2026	£12,133,975	16,268,416	15,495,547
TecoStar Holdings, Inc. (15) (19) (21) (29)	L+ 8.50%	10.62%	11/1/2024	$9,471,942	9,260,060	9,471,942
U.S. Anesthesia Partners, Inc. (15) (19) (21) (29)	L+ 7.25%	9.49%	6/23/2025	$16,520,000	16,303,982	16,520,000
Total Healthcare & Pharmaceuticals					55,682,957	55,803,895
High Tech Industries 4.3%
Everest Bidco (6) (19) (21)	L+ 7.50%	8.50%	7/3/2026	$10,216,216	13,055,567	12,913,369
Intralinks, Inc. (15) (21)	L+ 8.00%	10.25%	11/14/2025	$8,775,510	8,699,997	8,870,575
nThrive, Inc. (15) (19) (21)	L+ 9.75%	11.99%	4/20/2023	$8,000,000	7,983,386	7,840,000
Netsmart Technologies, Inc. (15) (21)	L+ 7.50%	9.84%	10/19/2023	$2,749,000	2,749,000	2,735,255
Park Place Technologies (15) (19) (21)	L+ 8.00%	10.24%	3/30/2026	$5,536,332	5,485,191	5,522,491
Total High Tech Industries					37,973,141	37,881,690
Hotel, Gaming & Leisure 1.9%
K-Mac Holdings Corp. (18) (29)	L+ 6.75%	8.92%	3/16/2026	$3,200,000	3,192,384	3,224,000
NPC International, Inc. (15) (21) (29)	L+ 7.50%	9.58%	4/18/2025	$9,158,667	9,195,778	9,273,151
Tacala Investment Corp. (18) (21)	L+ 7.00%	9.24%	1/30/2026	$4,323,404	4,304,655	4,393,660
Total Hotel, Gaming & Leisure					16,692,817	16,890,811
Insurance 1.2%
Wink Holdco, Inc. (15) (21)	L+ 6.75%	9.00%	12/1/2025	$10,587,543	10,600,756	10,587,543
Total Insurance					10,600,756	10,587,543
Media: Advertising, Printing & Publishing 0.5%
Learfield Communications LLC (15) (19) (21) (29)	L+ 7.25%	9.50%	12/2/2024	$4,050,000	4,015,477	4,090,500
Total Media: Advertising, Printing & Publishing					4,015,477	4,090,500
Retail 1.4%
CH Hold Corp. (15) (19) (29)	L+ 7.25%	9.49%	2/3/2025	$1,215,470	1,210,558	1,233,702
CVS Holdings I, LP (15) (21)	L+ 6.75%	9.00%	2/6/2026	$11,133,301	11,137,639	11,098,509
Total Retail					12,348,197	12,332,211
Services: Consumer 0.5%
Pearl Intermediate Parent LLC (18) (21)	L+ 6.25%	8.42%	2/13/2026	$2,570,811	2,590,063	2,567,597
Trident LS Merger Sub Corp (18) (29)	L+ 7.50%	9.74%	5/1/2026	$2,246,470	2,224,926	2,268,935
Total Services: Consumer					4,814,989	4,836,532
Telecommunications 0.1%
Masergy Holdings, Inc. (15)	L+ 7.50%	9.89%	12/16/2024	$857,143	863,498	860,715
Total Telecommunications					863,498	860,715
Transportation: Cargo 2.2%
Direct ChassisLink, Inc. (18) (19) (21) (29)	L+ 6.00%	8.24%	6/15/2023	$19,031,936	19,087,274	19,246,045
Total Transportation: Cargo					19,087,274	19,246,045
Total Second Lien Senior Secured Loan					$214,158,341	$215,053,521

Subordinated Debt 2.8%
Healthcare & Pharmaceuticals 1.1%

Genesis Supply Acquisition Co. (19)	—	12.50%	4/23/2021	$10,000,000	10,000,000	10,000,000
Total Healthcare & Pharmaceuticals					10,000,000	10,000,000
Transportation: Cargo 1.7%
Omni Logistics, LLC (15) (19) (21)	L+ 11.50%	13.74%	1/19/2024	$15,000,000	14,702,741	14,700,000
Total Transportation: Cargo					14,702,741	14,700,000
Total Subordinated Debt					$24,702,741	$24,700,000
Total Corporate Debt					$1,028,544,166	$1,034,803,337

Equity 0.8%
Series A Preferred Units 0.2%
Healthcare & Pharmaceuticals 0.2%
CB Titan Holdings, Inc. (14) (19) (25)	—	—	—	1,952,879	1,952,879	2,070,053
Total Healthcare & Pharmaceuticals					1,952,879	2,070,053
Total Series A Preferred Units					1,952,879	2,070,053
Equity Interest 0.6%
High Tech Industries 0.3%
Impala Private Investments, LLC (14) (19) (25)	—	—	—	1,500,000	1,500,000	2,985,570
Total High Tech Industries					1,500,000	2,985,570
Capital Equipment 0.3%
Abracon Group Holding, LLC (14) (19) (25)	—	—	—	1,800	1,800,000	1,886,400
Armor Group, LP (14) (19) (25)	—	—	—	10,119	1,011,905	1,011,900
Total Capital Equipment					2,811,905	2,898,300
Total Equity Interest					4,311,905	5,883,870
Total Equity					$6,264,784	$7,953,923
Total Non-Controlled/Non-Affiliate Investments					$1,068,707,548	$1,075,932,730

Controlled Affiliate Investments 31.2%
Corporate Debt 0.5%
First Lien Senior Secured Loan 0.5%
Aerospace & Defense 0.5%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)		10.00%	6/2/2022	$4,144,528	4,144,528	4,144,528
Total Aerospace & Defense					4,144,528	4,144,528
Total First Lien Senior Secured Loan					$4,144,528	$4,144,528
Total Corporate Debt					$4,144,528	$4,144,528

Equity 30.7%
Equity Interest 1.4%
Aerospace & Defense 1.4%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	—	—	—	731,387	731,387	1,437,840
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	—	—	—	11,862,614	11,862,614	11,295,145
Total Aerospace & Defense					12,594,001	12,732,985
Total Equity Interest					$12,594,001	$12,732,985
Investment Vehicles 29.3%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	—	—	—	256,316,439	256,316,439	258,632,338
Total Investment Vehicles					$256,316,439	$258,632,338
Total Equity					$268,910,440	$271,365,323

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	—	—	6/2/2022	—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					—	—

Total Controlled Affiliate Investments					$273,054,968	$275,509,851

Total Investments					$1,341,762,516	$1,351,442,581
Cash Equivalents 16.8%
Goldman Sachs Financial Square Government Fund Institutional Share Class	—	2.06%	—	—	148,411,966	148,411,966
Total Cash Equivalents					$148,411,966	$148,411,966
Total Investments and Cash Equivalents					$1,490,174,482	$1,499,854,547

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720,000	POUND STERLING 6,400,000	Bank of New York Mellon	9/21/2020	$58,275
U.S. DOLLARS 27,913,898	EURO 22,117,810	Bank of New York Mellon	1/18/2019	1,868,418
U.S. DOLLARS 11,541,188	POUND STERLING 8,262,000	Bank of New York Mellon	1/18/2019	445,074
U.S. DOLLARS 12,042,274	EURO 10,080,000	Bank of New York Mellon	6/21/2019	55,304
U.S. DOLLARS 109,279	AUSTRALIAN DOLLARS 145,482	Citibank	10/31/2018	3,970
U.S. DOLLARS 577,054	POUND STERLING 422,529	Citibank	10/31/2018	25,216
U.S. DOLLARS 9,497,034	DANISH KRONE 59,805,094	Citibank	1/18/2019	567,943
U.S. DOLLARS 9,622,663	NORWEGIAN KRONE 77,560,211	Citibank	1/18/2019	334,486
U.S. DOLLARS 3,169,087	AUSTRALIAN DOLLARS 4,127,383	Citibank	4/11/2019	81,710
U.S. DOLLARS 13,192,107	POUND STERLING 9,260,478	Citibank	4/11/2019	698,583
U.S. DOLLARS 3,577,812	POUND STERLING 2,630,000	Goldman Sachs	4/11/2019	114,353
U.S. DOLLARS 3,090,562	AUD 4,130,000	Goldman Sachs	6/14/2019	91,453
U.S. DOLLARS 8,937,749	DANISH KRONE 55,570,000	Goldman Sachs	6/14/2019	68,836
U.S. DOLLARS 11,718,855	EURO 9,790,000	Goldman Sachs	6/14/2019	84,103
U.S. DOLLARS 55,694,276	POUND STERLING 41,330,000	Goldman Sachs	6/14/2019	1,088,950
U.S. DOLLARS 8,993,793	NORWEGIAN KRONE 72,170,000	Goldman Sachs	6/14/2019	31,613
				$5,618,287

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”) or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW or Prime and the current weighted average interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $883,961,230 as of September 30, 2018.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018, non-qualifying assets totaled 26.6% of the Company’s total assets.

(7) The assets to be issued will be determined at the time the funds are called.

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian and DKK represents Kroner.

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

(12) $353,434 of the total par amount for this security is at P + 3.75%.

(13) $434,530 of the total par amount for this security is at P + 3.75%.

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

(21) Assets or a portion thereof are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6  “Borrowings”.

(22) The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23) $351,758 of the total par amount for this security is at P+ 4.00%.

(24) $13,266 of the total par amount for this security is at P + 3.75%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $279,319,246 or 31.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
Antares Bain Capital Complete Financing Solution LLC	11/29/2017
CB Titan Holdings, Inc.	11/14/2017
Impala Private Investments, LLC	11/10/2017
Abracon Group Holding, LLC	7/18/2018
Armor Group, LP	8/28/2018

(26) $225,787 of the total par amount for this security is at P + 4.25%.

(27) $19,834 of the total par amount for this security is at P + 3.75%.

(28) $2,525,067 of the total par amount for this security is at P + 3.75%.

(29) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6  “Borrowings”.

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

The Company’s primary focus is capitalizing on opportunities within its Advisor’s Senior Direct Lending Strategy, which seeks to provide risk-adjusted returns and current income to its stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in EBITDA. The Company focuses on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company generally seeks to retain voting control in respect of the loans or particular classes of securities in which the Company invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, LLC, which was formed on September 20, 2017, and BCC Middle Market CLO 2018-1, LLC, which was formed on August 3, 2018, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value. The Company does not consolidate its interest in Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). See further description of the Company’s investment in ABCS in Note 3.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the board of directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s audit committee of the Board (the “Audit Committee) and one or more independent third party valuation firms engaged by the Board.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, as applicable.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2018 and December 31, 2017, no securities had been placed on non-accrual status.

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

Organization and Offering Costs

Organization costs consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organization costs are expensed as incurred.

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon the issuance of shares, offering costs are offset against proceeds of the offering in paid-in capital in excess of par.

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the consolidated schedules of investments. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

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

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation.  The Company records costs related to the issuance of term debt obligations as debt issuance costs.  These costs are deferred and amortized using the effective interest method.  These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC and BCC Middle Market CLO 2018-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2018, the tax years that remain subject to examination are from the year 2016 forward.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2018 (with corresponding percentage of total portfolio investments):

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$764,087,554	57.0%	$768,797,174	56.9%
First Lien Last Out Loans	29,740,058	2.2	30,397,170	2.2
Second Lien Senior Secured Loans	214,158,341	16.0	215,053,521	15.9
Subordinated Debt	24,702,741	1.8	24,700,000	1.8
Corporate Bonds	33,898,598	2.5	33,175,470	2.5
Investment Vehicles (1)	256,316,439	19.1	258,632,338	19.1
Equity Interests	16,905,906	1.3	18,616,855	1.4
Preferred Equity	1,952,879	0.1	2,070,053	0.2
Total	$1,341,762,516	100.0%	$1,351,442,581	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2018 (with corresponding percentage of total portfolio investments):

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$1,203,050,307	89.6%	$1,211,946,504	89.7%
United Kingdom	57,211,036	4.3	57,352,935	4.2
Ireland	24,003,412	1.8	25,082,571	1.9
Sweden	18,304,892	1.4	17,947,910	1.3
Norway	14,780,468	1.1	14,760,250	1.1
France	13,055,567	1.0	12,913,369	1.0
Netherlands	11,356,834	0.8	11,439,042	0.8
Total	$1,341,762,516	100.0%	$1,351,442,581	100.0%

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

(1)                                 Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2018 (with corresponding percentage of total portfolio investments):

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$256,316,439	19.1%	$258,632,338	19.1%
High Tech Industries	189,566,425	14.1	191,434,754	14.2
Healthcare & Pharmaceuticals	106,449,969	7.9	106,217,351	7.9
Services: Business	94,199,547	7.0	94,193,051	7.0
Aerospace & Defense	81,489,111	6.1	82,291,399	6.1
Hotel, Gaming & Leisure	72,571,003	5.4	73,530,045	5.4
Consumer Goods: Non-Durable	53,835,324	4.0	54,124,605	4.0
Transportation: Cargo	51,020,267	3.8	51,298,122	3.8
Capital Equipment	48,362,821	3.6	48,747,952	3.6
Retail	40,351,182	3.0	40,425,958	3.0
Containers, Packaging & Glass	35,366,817	2.6	35,335,491	2.6
Energy: Oil & Gas	30,580,293	2.3	30,731,999	2.2
Construction & Building	28,079,234	2.1	29,118,560	2.2
Wholesale	28,527,781	2.1	28,746,541	2.1
Insurance	24,902,551	1.9	24,867,121	1.8
Automotive	23,696,376	1.8	23,924,720	1.8
Energy: Electricity	22,419,958	1.7	22,417,787	1.7
Services: Consumer	21,029,247	1.6	21,206,727	1.6
Environmental Industries	19,098,906	1.4	19,533,532	1.4
Consumer Goods: Durable	17,174,674	1.3	17,334,702	1.3
Media: Broadcasting & Subscription	16,953,518	1.3	17,129,550	1.3

Beverage, Food & Tobacco	16,642,868	1.3	16,683,669	1.2
Telecommunications	15,266,863	1.1	15,202,035	1.1
Media: Diversified & Production	10,620,959	0.8	11,318,099	0.8
Real Estate	10,693,059	0.8	10,791,720	0.8
Utilities: Electric	9,885,536	0.7	9,063,470	0.7
Chemicals, Plastics & Rubber	7,370,290	0.5	7,742,816	0.6
Media: Advertising, Printing & Publishing	5,658,849	0.4	5,733,872	0.4
FIRE: Finance	3,632,649	0.3	3,664,595	0.3
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$1,341,762,516	100.0%	$1,351,442,581	100.0%

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

As of September 30, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of September 30, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$257,626,698	$167,373,302
Antares Midco Inc.	525,000,000	318,239,042	206,760,958
Total Investments	$950,000,000	$575,865,740	$374,134,260

As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130
Total Investments	$950,000,000	$397,994,158	$552,005,842

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of September 30, 2018 and December 31, 2017, the ABCS Facility had $929.8 million and $592.1 million of outstanding debt under the credit facility, respectively. As of September 30, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.09% and 4.30% per annum, respectively.

As of September 30, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,492.3 million and $956.2 million, respectively. As of September 30, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 19 and 14 different borrowers, respectively. As of September 30, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,496,894,149	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.3%	8.1%
Largest loan to a single borrower (1)	$119,186,478	$106,231,058
Total of five largest loans to borrowers (1)	$559,029,976	$465,635,606
Number of borrowers in the ABCS	19	14
Commitments to fund delayed draw loans (3)	$43,700,328	$25,087,777

(1)                                 At principal amount.

(2)                                 Based on par amount.

(3)                                 As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018:

Selected Balance Sheet Information

	As of
	September 30, 2018	December 31, 2017
Loans, net of allowance of $12,745,780 and $0, respectively (1)	$1,474,881,810	$956,184,609
Cash, restricted cash and other assets	40,707,358	33,348,801
Total assets	$1,515,589,168	$989,533,410
Debt (2)	$926,058,511	$587,657,029
Other liabilities	13,401,675	3,340,372
Total liabilities	$939,460,186	$590,997,401
Members’ equity	576,128,982	398,536,009
Total liabilities and members’ equity	$1,515,589,168	$989,533,410

(1)                                 ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB topic ASC 310, Receivables, and FASB ASC 450 Contingencies.  The allowance for loan loss as of September 30, 2018 is a general allowance, there was no specific allowance for loan losses during the period.  The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company’s valuation of ABCS as a whole.

(2)                                 Net of $3.8 and $4.5 million deferred financing costs for the ABCS Facility, as of September 30, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Interest income	$29,224,155	$72,352,543
Fee income	88,939	1,035,581
Total revenues	29,313,094	73,388,124
Credit facility expenses (1)	12,563,745	32,283,527
Other fees and expenses	13,848,375	16,326,361
Total expenses	26,412,120	48,609,888
Net investment income	2,900,974	24,778,236
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$2,900,974	$24,778,236

(1)                                 As of September 30, 2018 and December 31 2017, the ABCS Facility had $929.8 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member, or its affiliate, that sources the deal. For the three and nine months ended September 30, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of September 30, 2018

(Unaudited)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.74%	6/30/2022	$11,209,129	11,209,128	11,209,129
Total Capital Equipment					11,209,128	11,209,129
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.75%	2/1/2021	$12,003,338	12,003,338	12,003,338
Total Chemicals, Plastics & Rubber					12,003,338	12,003,338
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.84%	9/9/2023	$25,689,049	25,530,436	25,689,049
Total Consumer Goods: Non-Durable					25,530,436	25,689,049
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.99%	12/20/2022	$2,480,981	2,480,981	2,480,981
Total Media: Advertising, Printing & Publishing					2,480,981	2,480,981
Services: Business
Element Buyer, Inc. (14)	—	—	7/19/2025	$—	—	(63,334)
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$2,611,626	2,611,626	2,611,626
Total Services: Business					2,611,626	2,548,292
Transportation: Consumer
Direct Travel, Inc. (13)	L+ 6.50%	8.87%	12/1/2021	$1,678,445	1,678,445	1,678,445
Total Transportation: Consumer					1,678,445	1,678,445
Total Delayed Draw Term Loan					55,513,954	55,609,234

First lien senior secured loan
Aerospace & Defense
API Technologies Corp. (12)	L+ 6.00%	8.25%	4/20/2024	$118,454,372	117,084,473	117,862,100
Total Aerospace & Defense					117,084,473	117,862,100
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.64%	3/1/2024	$80,924,185	80,924,185	81,733,427
Total Banking					80,924,185	81,733,427
Capital Equipment
Abracon Group Holding, LLC	L+ 5.75%	8.08%	7/18/2024	$81,700,860	80,517,278	80,883,851
Aramsco, Inc.	L+ 5.25%	7.49%	8/28/2024	$50,469,044	49,475,319	49,712,008
Winchester Electronics Corporation	L+ 6.50%	8.73%	6/30/2022	$84,286,513	84,182,091	84,286,513
Total Capital Equipment					214,174,688	214,882,372
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.35%	8/1/2022	$50,585,308	50,529,842	50,585,308
PRCC Holdings, Inc. (5)	L+ 6.50%	8.75%	2/1/2021	$74,600,327	74,600,327	74,600,327
Total Chemicals, Plastics & Rubber					125,130,169	125,185,635
Construction & Building
Stanton Carpet Corp. (11)	L+ 5.50%	7.79%	11/21/2022	$61,334,534	61,278,330	61,334,534
Total Construction & Building					61,278,330	61,334,534
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.13%	7/9/2024	$72,381,714	72,033,992	71,657,897
Total Consumer Goods: Durable					72,033,992	71,657,897
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.83%	9/9/2023	$85,806,327	85,806,327	85,806,327
Total Consumer Goods: Non-Durable					85,806,327	85,806,327
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.09%	7/2/2024	$90,250,950	89,161,196	88,445,931
Total Energy: Oil & Gas					89,161,196	88,445,931
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.99%	12/20/2022	$82,215,157	82,060,449	82,215,157
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	8.11%	6/6/2019	$11,646,589	11,646,589	11,646,589
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.16%	6/6/2019	$3,889,335	3,889,335	3,889,335
Total Media: Advertising, Printing & Publishing					97,596,373	97,751,081
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.14%	6/15/2022	$23,030,252	23,030,252	22,857,525
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.14%	6/15/2022	$33,741,229	33,029,405	33,488,170
Total Media: Diversified & Production					56,059,657	56,345,695
Retail
Batteries Plus Holding Corporation	L+ 6.75%	8.83%	7/6/2022	$68,156,203	68,156,203	68,156,203
Total Retail					68,156,203	68,156,203
Services: Business
Element Buyer, Inc.	L+ 5.25%	7.50%	7/19/2025	$85,500,900	83,886,496	85,287,148
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$8,091,711	8,091,711	8,091,711
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$42,249,930	41,882,258	42,566,804
TEI Holdings Inc. (10)	L+ 6.00%	8.39%	12/20/2023	$119,186,478	118,486,535	118,888,511
Total Services: Business					252,347,000	254,834,174
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.84%	12/1/2021	$112,719,663	112,361,043	112,719,663
Total Transportation: Consumer					112,361,043	112,719,663
Total First lien senior secured loan					1,432,113,636	1,436,715,039

Total Corporate Debt					$1,487,627,590	$1,492,324,273
Total Investments					$1,487,627,590	$1,492,324,273

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

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

(9) $64,715 of the total par amount for this security is at P + 5.50%.

(10) $298,713 of the total par amount for this security is at P + 5.00%.

(11) $1,494,638 of the total par amount for this security is at P + 5.50%.

(12) $296,878 of the total par amount for this security is at P + 5.00%.

(13) $2,229 of the total par amount for this security is at P + 5.50%.

(14) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$345,730,180	$423,066,994	$768,797,174
First Lien Last Out Loans	—	—	30,397,170	30,397,170
Second Lien Senior Secured Loans	—	90,338,863	124,714,658	215,053,521
Subordinated Debt	—	—	24,700,000	24,700,000
Corporate Bonds	—	33,175,470	—	33,175,470
Investment Vehicles (1)	—	—	258,632,338	258,632,338
Equity Interest	—	—	18,616,855	18,616,855
Preferred Equity	—	—	2,070,053	2,070,053
Total Investments	$—	$469,244,513	$882,198,068	$1,351,442,581

Cash equivalents	$148,411,966	$—	$—	$148,411,966
Forward currency exchange contracts	$—	$5,618,287	$—	$5,618,287

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339,087	$30,515,994	$84,722,132	$—	$178,409,807	$9,763,092	$1,963,490	$520,713,602
Purchases of investments and other adjustments to cost	309,220,076	422,300	57,391,480	24,700,000	79,574,411	7,678,182	—	478,986,449
Net accretion of discounts (amortization of premiums)	636,754	63,967	152,005	2,741	—	—	—	855,467
Proceeds from principal repayments and sales of investments	(104,816,384)	(76,142)	(17,069,909)	—	(1,310,259)	—	—	(123,272,694)
Net change in unrealized appreciation (depreciation) on investments	(1,624,977)	(528,949)	(1,742,208)	(2,741)	1,958,379	1,175,581	106,563	(658,352)
Net realized gains on investments	6,289	—	18,340	—	—	—	—	24,629
Transfers out of Level 3	(9,142,064)	—	(13,458,168)	—	—	—	—	(22,600,232)
Transfers to Level 3	13,448,213	—	14,700,986	—	—	—	—	28,149,199
Balance as of September 30, 2018	$423,066,994	$30,397,170	$124,714,658	$24,700,000	$258,632,338	$18,616,855	$2,070,053	$882,198,068

Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2018	$(1,215,109)	$(528,949)	$(1,397,893)	$(2,741)	$1,958,379	$1,175,581	$106,563	$95,831

(1)                                     Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2018, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

	As of September 30, 2018
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$263,277,140	Discounted Cash Flows	Comparative Yields	5.9%-12.5% (8.1%)
First Lien Senior Secured Loans	4,144,528	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	2,550,060	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	30,397,170	Discounted Cash Flows	Comparative Yields	9.8%-14.5% (12.8%)
Second Lien Senior Secured Loans	71,280,382	Discounted Cash Flows	Comparative Yields	9.2%-14.0% (11.0%)
Subordinated Debt	10,000,000	Discounted Cash Flows	Comparative Yields	13.5%-13.5% (13.5%)
Investment Vehicles (3)	258,632,338	Other	—	—
Equity Interest	1,886,400	Comparable Company Multiple	EBITDA Multiple	14.5x-14.5x (14.5x)
Equity Interest	12,732,985	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,070,053	Comparable Company Multiple	EBITDA Multiple	10.5x-10.5x (10.5x)
Total investments	$656,971,056

(1)         Included within the Level 3 assets of $882,198,068 is an amount of $225,227,012 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)         Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

(3)         Represents equity investment in ABCS. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments.  The fair value of the loans held by ABCS have been determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 7.9% to 11.2% and a weighted average of 9.2%. The carrying value of the ABCS Facility approximates fair value.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2018. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

The fair values of the Revolving Credit Facility,  BCSF Revolving Credit Facility and the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximate the carrying value of such facilities.

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

As of September 30, 2018 and December 31, 2017, $2.3 million and $1.2 million remained payable, respectively.

The following table provides a reconciliation of the Base Management Fee incurred by the Company and included on the statements of operations:

	Annualized Rate	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Base Management Fee per the Investment Advisory Agreement, prior to reduction for periods prior to a Qualified IPO	1.50%	4,639,082	1,712,520	11,642,768	3,409,950
Base Managemenet Fee reduction for periods prior to a Qualified IPO	(0.75%)	(2,319,541)	(856,260)	(5,821,384)	(1,704,975)
Base Management Fee incurred by the Company and presented on the statement of operations	0.75%	2,319,541	856,260	5,821,384	1,704,975

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

For the three months ended September 30, 2018, the Company incurred $2.5 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.  The Advisor decided to voluntarily waive 25%, or $0.6 million, of the income incentive fees earned by the Advisor during the three months ended September 30, 2018.  Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods.  This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2018, the Company incurred $6.1 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.  The Advisor has voluntarily waived $1.6 million of the income incentive fees earned by the Advisor during the nine months ended September 30, 2018.  Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods.  This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $1.9 million and $4.5 million of income incentive fees (after waivers) for the three and nine months ended September 30, 2018, respectively.  The Company did not incur any income incentive fees for the three months or nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, there was $1.9 million and $0.0 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

On October 11, 2018, the Board approved, subject to completion of the Proposed Initial Public Offering, as defined in Note 13, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period. See Note 13 “Subsequent Events”.

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

There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of September 30, 2018 and December 31, 2017.

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

For the three months ended September 30, 2018, there was an addition of $0.7 million in incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the three months ended September 30, 2017, the Company incurred $0.2 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the nine months ended September 30, 2018, there was an addition of $0.1 million in incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations. For the nine months ended September 30, 2017, the Company incurred $0.4 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there was $1.0 million and $1.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. To the extent that expenses to be borne by the Company are paid by the Administrator, the Company will generally reimburse the Administrator for such expenses. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Company, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, which is included in professional fees on the consolidated statement of operations. The Company incurred expenses related to the sub-administrator of $0.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in professional fees on the consolidated statement of operations. The Administrator will not be reimbursed to the extent that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

The Advisor has made commitments of $10.8 million to the Company as of September 30, 2018 and December 31, 2017, of which $7.8 million and $4.8 million have been called by the Company as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Advisor held 389,428.14 and 241,527.73 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors have made commitments to the Company of $555.3 million as of September 30, 2018 and December 31, 2017 of which $388.7 million and $222.1 million, respectively, has been called by the Company as of September 30, 2018 and December 31, 2017, respectively. These investors held 19,295,326.27 and 11,070,200.25 shares of the Company at September 30, 2018 and December 31, 2017, respectively.

Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2018 in which the issuer was both an Affiliated Person, as defined in the 1940 Act, and a portfolio company that the Company is deemed to Control are as follows:

		Fair Value			Change in		Fair Value
	Principal/	as of			Unrealized		as of	Dividend and
	Par Amount/	December 31,	Gross	Gross	Gains	Realized Gains	September 30,	Interest	Other
Portfolio Company	Shares	2017	Addition	Reductions	(Losses)	(Losses)	2018	Income	Income
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	256,316,439	$178,409,807	$79,574,411	$(1,310,260)	$1,958,380	$—	$258,632,338	$16,044,764	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	731,387	424,261	407,172	—	606,407	—	1,437,840	13,627	13
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,144,528	1,837,216	2,307,312	—	—	—	4,144,528	194,898	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,862,614	7,838,831	4,459,110	—	(1,002,796)	—	11,295,145	286,833	16
Total		$188,510,115	$86,748,005	$(1,310,260)	$1,561,991	$—	$275,509,851	$16,540,122	$29

(1) Non-income producing.

Transactions during the year ended December 31, 2017 in which the issuer was both an Affiliated Person, as defined in the 1940 Act, and a portfolio company that the Company is deemed to Control are as follows:

		Fair Value			Change in		Fair Value
	Principal/	as of			Unrealized		as of	Dividend and
	Par Amount/	December 31,	Gross	Gross	Gains	Realized Gains	December 31,	Interest	Other
Portfolio Company	Shares	2016	Addition	Reductions	(Losses)	(Losses)	2017	Income	Income
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle (1)	178,052,288	$—	$178,052,288	$—	$357,519	$—	$178,409,807	$—	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	324,214	—	368,588	(44,374)	100,047	—	424,261	—	1,115
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	1,837,216	—	2,088,667	(251,451)	—	—	1,837,216	55,308	6,318
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	7,403,505	—	8,724,172	(1,320,667)	435,326	—	7,838,831	—	33,183
Total		$—	$189,233,715	$(1,616,492)	$892,892	$—	$188,510,115	$55,308	$40,616

(1) Non-income producing.

Note 6. Borrowings

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 200% after such borrowing, unless the Company meets certain disclosure and approval requirements in which case the Company may reduce its asset coverage ratio to 150%. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 247% and 212%, respectively.

The Company’s outstanding borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018			As of December 31, 2017
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$85,000,000	$83,639,250	$83,639,250	$150,000,000	$150,000,000	$150,000,000
BCSF Revolving Credit Facility	500,000,000	150,000,000	150,000,000	500,000,000	301,000,000	301,000,000
2018-1 Notes	365,700,000	365,700,000	363,615,956	—	—	—
Total Debt	$950,700,000	$599,339,250	$597,255,206	$650,000,000	$451,000,000	$451,000,000

(1)                                 Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2018 and year ended December 31, 2017 were 4.23% and 3.40%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Revolving Credit Facility	$83,639,250	$—	$83,639,250	$—	$—
BCSF Revolving Credit Facility	150,000,000	—	—	150,000,000	—
2018-1 Notes	365,700,000	—	—	—	365,700,000
Total Debt Obligations	$599,339,250	$—	$83,639,250	$150,000,000	$365,700,000

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (“Revolving Credit Agreement”). The maximum commitment amount under the revolving credit facility (the “Revolving Credit Facility”) was $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of Sumitomo Mitsui Banking Corporation (“SMBC”) or reduced upon request of the Company. Effective July 31, 2018, we reduced the commitment amount under the Revolving Credit Facility to $85.0 million. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including, but not limited to, maintaining an asset coverage ratio of total assets to total borrowings of at least 200%. As of September 30, 2018 and December 31, 2017, we were in compliance with these covenants. The Company’s obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions to the Company.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. As of September 30, 2018 and December 31, 2017, the Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the Subscription Agreements, as defined in Note 9, terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

As of September 30, 2018, we have $83.6 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.  The balance of the unamortized deferred financing costs related to the Revolving Credit Agreement were $0.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively.

For the three months ended September 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$834,481	$60,412
Unused facility fee	5,162	71,300
Amortization of deferred financing costs and upfront commitment fees	92,233	92,233
Total interest and debt financing expenses	$931,876	$223,945

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$2,900,058	$133,065
Unused facility fee	22,083	215,096
Amortization of deferred financing costs and upfront commitment fees	273,692	273,692
Total interest and debt financing expenses	$3,195,833	$621,853

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with the Company as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2018, the Company was in compliance with these covenants.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2018 and December 31, 2017, there were $150.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.  The balance of the unamortized deferred financing costs related to the BCSF Revolving Credit Facility were $4.3 million and $5.1 million as of September 30, 2018 and December 31, 2017, respectively.

For the three months ended September 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$5,130,280	$—
Unused facility fee	64,442	—
Amortization of deferred financing costs and upfront commitment fees	269,219	—
Total interest and debt financing expenses	$5,463,941	$—

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$11,633,474	$—
Unused facility fee	381,750	—
Amortization of deferred financing costs and upfront commitment fees	798,879	—
Total interest and debt financing expenses	$12,814,103	$—

2018-1 Notes

On September 28, 2018, (the “2018-1 Closing Date”), the Company, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2018
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	3.7624%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months) 1.80% + 3 Month LIBOR (thereafter)	3.7124%
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.3624%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.2124%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.2124%
Total 2018-1 Notes	365,700,000
Membership Interests	85,450,000	Non-interest bearing	Not applicable
Total	$451,150,000

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030.  The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio.  The Membership Interests do not bear interest.

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes are included in the consolidated financial statements.  The Membership Interests are eliminated in consolidation.

On the 2018-1 Closing Date, the Company used $311.0 million of the net proceeds to prepay a portion of the BCSF Revolving Facility and Issuer transferred to the Company a portion of the net cash proceeds received from the sale of the 2018-1 Notes.

The Company serves as portfolio manager of the 2018-1 Issuer pursuant to a portfolio management agreement between the Company and the 2018-1 Issuer.  For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period (four years from the closing date of the CLO Transaction), pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer’s investment strategy and the terms of the indenture.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2018-1 Issuer for so long as the 2018-1 Notes remain outstanding.

The 2018-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018-1 Issuer.

As of September 30, 2018, there were 69 first lien and second lien senior secured loans with a total fair value of approximately $423.8 million and cash of $37.7 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes.  As of September 30, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.1 million as of September 30, 2018. The 2018-1 Issuer was not in existence as of December 31, 2017 and the 2018-1 Notes were not outstanding.

For the three months ended September 30, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$126,974	$—
Amortization of deferred financing costs and upfront commitment fees	947	—
Total interest and debt financing expenses	$127,921	$—

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$126,974	$—
Amortization of deferred financing costs and upfront commitment fees	947	—
Total interest and debt financing expenses	$127,921	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2018 and December 31, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $0.8 million and $4.4 million with the counterparties on foreign currency exchange contracts at September 30, 2018 and December 31, 2017, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $124.3 million and $97.1 million, respectively. For the three and nine months ended September 30, 2017, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $44.3 million and $25.6 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2018.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$2,427,071	$—	$2,427,071	$—	$2,427,071
Citibank	Unrealized appreciation on forward currency contracts	$1,711,908	$—	$1,711,908	$—	$1,711,908
Goldman Sachs	Unrealized appreciation on forward currency contracts	$1,479,308	$—	$1,479,308	$—	$1,479,308

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,
	2018	2017
Net realized gain on forward currency exchange contracts	$177,172	$—
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	1,529,008	(1,234,706)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$1,706,180	$(1,234,706)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($1.4 million) and $1.4 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2018 and 2017, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.7 million and ($1.2) million included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.3 million and $0.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2018 and 2017 was as follows:

	For the Nine Months Ended September 30,
	2018	2017
Net realized loss on forward currency exchange contracts	$(2,695,967)	$(220,006)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	9,123,101	(2,643,944)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$6,427,134	$(2,863,950)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($5.1 million) and $3.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2018 and 2017, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $6.4 million and ($2.9) million included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.3 million and $0.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,966,855
Total distributions declared			$1.11	$42,060,826

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

Since October 2016, the Company has issued 43,821,595.55 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor has entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor has made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of September 30, 2018 and December 31, 2017, aggregate commitments relating to the Private Offering were $1.3 billion. The remaining unfunded capital commitments related to these Subscription Agreements totaled $376.6 million and $752.6 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,428.14 shares of the Company and contributed $4.8 million to the Company and received 241,527.73 shares of the Company, respectively. At September 30, 2018 and December 31, 2017, BCSF Advisors, LP owned 0.89% and 0.97%, respectively, of the outstanding common stock of the Company.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	6,245,548.12	$125,972,706	—	$—
Dividend reinvestment	119,579.90	2,408,395	23,007.05	465,874
Total capital drawdowns and dividend reinvestment	6,365,128.02	$128,381,101	23,007.05	$465,874

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Total capital drawdowns	18,569,410.17	$376,948,118	19,412,229.47	$392,735,246
Dividend reinvestment	276,373.39	5,594,040	28,730.04	581,699
Total capital drawdowns and dividend reinvestment	18,845,783.56	$382,542,158	19,440,959.51	$393,316,945

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2018, the Company had $111.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,549,677
Amspec Services, Inc. — Revolver	7/2/2024	5,666,800
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	2,314,312
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D’s LLC — Revolver	12/15/2023	1,111,154
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	575,862
CMI Marketing Inc — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,267,282
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,098,883
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	3,041,710
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	480,821
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	55,900
Endries International, Inc. — Revolver	6/1/2022	2,504,942
FineLine Technologies, Inc. — Revolver	11/2/2021	1,965,543
Great Expressions Dental Centers PC — Revolver	9/28/2022	550,157
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,116,740
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	1,183,184
Total First Lien Senior Secured Loans		$109,253,563
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$111,815,033

(1)         Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)         Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2018.

(3)         Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of September 30, 2018.

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

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2018 and December 31, 2017, there were no dilutive shares.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and diluted	2018	2017	2018	2017
Net increase in net assets from operations	$18,990,852	$7,201,939	$36,517,070	$12,384,779
Weighted average common shares outstanding	41,733,013	24,921,589	35,461,497	17,725,983
Earnings per common share-basic and diluted	$0.46	$0.29	$1.03	$0.70

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$20.30	$20.10
Net investment income (1)	1.02	0.53
Net realized loss (1) (7)	(0.23)	(0.01)
Net change in unrealized appreciation (1) (2) (8)	0.19	0.10
Net increase in net assets resulting from operations (1) (9) (10)	0.98	0.62
Stockholder distributions from net investment income (3)	(1.11)	(0.39)

Net asset value at end of period	$20.17	$20.33

Net assets at end of period	$883,961,230	$506,896,246
Shares outstanding at end of period	43,821,595.55	24,931,841.86
Total return based on net asset value (4)	4.92%	3.10%
Ratios:
Ratio of net investment income to average net assets (5) (12) (13)	6.95%	3.43%
Ratio of total net expenses to average net assets (5) (12) (13)	5.27%	1.84%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (12)	3.01%	0.22%
Ratio of net expenses (without incentive fees) to average net assets (5) (12)	4.63%	1.72%
Ratio of incentive fees, net of incentive fee waivers to average net assets (5) (11) (13)	0.63%	0.12%
Average debt outstanding	$454,823,626	$8,187,767
Portfolio turnover (6)	18.48%	8.65%
Total committed capital, end of period	$1,256,069,125	$1,255,119,125
Ratio of total contributed capital to total committed capital, end of period	70.02%	40.04%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. Total return has not been annualized.

(5)	The computation of average net assets during the period is based on averaging net assets for the period reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(7)	Net realized loss includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)

Net change in unrealized appreciation includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.

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
(13)

Ratio of voluntary incentive fee waiver to average net assets was 0.23% for the nine months ended September 30, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2018 would be 6.73%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2018 would be 5.49%. There was no impact for the nine months ended September 30, 2017.

Note 13. Subsequent Events

On October 5, 2018, the Company filed a registration statement (the “Registration Statement”) with the SEC related to an initial public offering of the Company’s common stock (the “Proposed Initial Public Offering”). The Company intends to use substantially all of the proceeds from the offering, net of expenses, to repay a portion of its outstanding indebtedness. The Company intends to use any remaining proceeds to make investments in accordance with its investment objectives and strategies and for general corporate purposes. The timing of the Proposed Initial Public Offering is uncertain and there is no guarantee it will occur. The SEC has not declared the Registration Statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective.

On October 11, 2018, the Board approved, subject to completion of the Proposed Initial Public Offering, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2018, we have invested approximately $1,727.9 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

Our primary focus is capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We generally seek to retain effective voting control in respect of the loans or particular classes of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios but such investments are not the principal focus of our investment strategy. In addition, we may invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

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

Investments

We expect that our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2018 and December 31, 2017, 95.6% and 98.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our board of directors (our “Board”). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

We may also enter into additional credit facilities or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, or structuring fees and the related interest costs associated with any amounts borrowed.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met). Our Advisor plans to seek Board and stockholder approval to reduce our asset coverage ratio to 150% as soon as practical following the completion of the Proposed Initial Public Offering. If such approvals are obtained, our Advisor intends to amend the base management fee to implement a tiered management fee so that the base management fee of 1.5% will continue to apply to assets held at an asset coverage ratio of 200%, but a base management fee of 1.0% would apply to any amount of assets attributable to leverage decreasing our asset coverage ratio below 200%. We do not intend to change our primary focus of capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle market companies. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

During the three months ended September 30, 2018, we invested $343.4 million in 52 portfolio companies, including ABCS as a single portfolio company, and had $65.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $278.3 million for the period.

During the three months ended September 30, 2017, we invested $69.4 million in 19 portfolio companies and had $7.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in net investments of $62.0 million for the period.

During the nine months ended September 30, 2018, we invested $716.8 million in 78 portfolio companies, including ABCS as a single portfolio company, and had $192.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $524.2 million for the period.

During the nine months ended September 30, 2017, we invested $394.9 million in 50 portfolio companies and had $26.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $368.9 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$764,087,554	57.0%	$768,797,174	56.9%	6.8%
First Lien Last Out Loans (1)	29,740,058	2.2	30,397,170	2.2	8.3
Second Lien Senior Secured Loans (1)	214,158,341	16.0	215,053,521	15.9	9.5
Subordinated Debt(1)	24,702,741	1.8	24,700,000	1.8	13.2
Corporate Bonds (1)	33,898,598	2.5	33,175,470	2.5	8.2
Investment Vehicles (1) (2)	256,316,439	19.1	258,632,338	19.1	13.4
Equity Interest	16,905,906	1.3	18,616,855	1.4	N/A
Preferred Equity	1,952,879	0.1	2,070,053	0.2	N/A
Total (1)	$1,341,762,516	100.0%	$1,351,442,581	100.0%	8.7%

(1)         Computed for debt investments based upon the annual interest rate at September 30, 2018, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at September 30, 2018. Weighted average yield for Investment Vehicles represents the weighted average levered yield of our proportionate investment in ABCS at September 30, 2018. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, as defined below, divided by our par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2018:

As of
September 30, 2018
Number of portfolio companies (2)	113
Percentage of debt bearing a floating rate (1)	95.6%
Percentage of debt bearing a fixed rate (1)	4.4%

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

(1)         Measured on a fair value basis.

(2)         Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,341,762,516	100.0%	$1,351,442,581	100.0%
Non-accrual	—	—	—	—
Total	$1,341,762,516	100.0%	$1,351,442,581	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$821,262,924	100.0%	$831,578,071	100.0%
Non-accrual	—	—	—	—
Total	$821,262,924	100.0%	$831,578,071	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents, foreign cash and restricted cash as of September 30, 2018:

	As of September 30, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$151,069,731	9.9%	$151,069,731	9.8%
Foreign cash	1,684,252	0.1	1,666,238	0.1
Restricted cash	37,735,920	2.5	37,735,920	2.4
First Lien Senior Secured Loans	764,087,554	49.9	768,797,174	49.9
First Lien Last Out Loans	29,740,058	1.9	30,397,170	2.0
Second Lien Senior Secured Loans	214,158,341	14.0	215,053,521	13.9
Subordinated Debt	24,702,741	1.6	24,700,000	1.6
Corporate Bonds	33,898,598	2.2	33,175,470	2.2
Investment Vehicles (1)	256,316,439	16.7	258,632,338	16.8
Equity Interest	16,905,906	1.1	18,616,855	1.2
Preferred Equity	1,952,879	0.1	2,070,053	0.1
Total	$1,532,252,419	100.0%	$1,541,914,470	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2018 (with corresponding percentage of total portfolio investments):

	As of September 30, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$256,316,439	19.1%	$258,632,338	19.1%
High Tech Industries	189,566,425	14.1	191,434,754	14.2
Healthcare & Pharmaceuticals	106,449,969	7.9	106,217,351	7.9
Services: Business	94,199,547	7.0	94,193,051	7.0
Aerospace & Defense	81,489,111	6.1	82,291,399	6.1
Hotel, Gaming & Leisure	72,571,003	5.4	73,530,045	5.4
Consumer Goods: Non-Durable	53,835,324	4.0	54,124,605	4.0
Transportation: Cargo	51,020,267	3.8	51,298,122	3.8
Capital Equipment	48,362,821	3.6	48,747,952	3.6
Retail	40,351,182	3.0	40,425,958	3.0
Containers, Packaging & Glass	35,366,817	2.6	35,335,491	2.6
Energy: Oil & Gas	30,580,293	2.3	30,731,999	2.2
Construction & Building	28,079,234	2.1	29,118,560	2.2
Wholesale	28,527,781	2.1	28,746,541	2.1
Insurance	24,902,551	1.9	24,867,121	1.8
Automotive	23,696,376	1.8	23,924,720	1.8
Energy: Electricity	22,419,958	1.7	22,417,787	1.7
Services: Consumer	21,029,247	1.6	21,206,727	1.6
Environmental Industries	19,098,906	1.4	19,533,532	1.4
Consumer Goods: Durable	17,174,674	1.3	17,334,702	1.3
Media: Broadcasting & Subscription	16,953,518	1.3	17,129,550	1.3
Beverage, Food & Tobacco	16,642,868	1.3	16,683,669	1.2
Telecommunications	15,266,863	1.1	15,202,035	1.1
Media: Diversified & Production	10,620,959	0.8	11,318,099	0.8
Real Estate	10,693,059	0.8	10,791,720	0.8
Utilities: Electric	9,885,536	0.7	9,063,470	0.7
Chemicals, Plastics & Rubber	7,370,290	0.5	7,742,816	0.6
Media: Advertising, Printing & Publishing	5,658,849	0.4	5,733,872	0.4
FIRE: Finance	3,632,649	0.3	3,664,595	0.3
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0
Total	$1,341,762,516	100.0%	$1,351,442,581	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2018:

	As of September 30, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$11,856,145	0.9%	2	1.8%
2	1,330,522,966	98.4	110	97.3
3	9,063,470	0.7	1	0.9
4	—	—	—	—
Total	$1,351,442,581	100.0%	113	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—
Total	$831,578,071	100.0%	85	100.0%

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

Investment decisions of ABCS require the consent of both our Advisor and Antares Credit Opportunities Manager LLC, as representatives of us and Antares, respectively. Each of our Advisor and Antares source investments for ABCS. ABCS’s affairs are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

The following table shows the ABCS maximum capital contributions, contributions and unfunded capital contributions from its members as of September 30, 2018.

	As of September 30, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$257,626,698	$167,373,302
Antares Midco Inc.	525,000,000	318,239,042	206,760,958
Total Investments	$950,000,000	$575,865,740	$374,134,260

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

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of September 30, 2018 and December 31, 2017, the ABCS Facility had $929.8 million and $592.1 million of outstanding debt under the credit facility, respectively. As of September 30, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.09% and 4.30% per annum, respectively.

As of September 30, 2018 and December 31, 2017, ABCS held total investments at fair value of $1,492.3 million and $956.2 million, respectively. As of September 30, 2018 and December 31, 2017, ABCS’s portfolio was comprised of senior secured unitranche loans of 19 and 14 different borrowers, respectively. As of September 30, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,496,894,149	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.3%	8.1%
Largest loan to a single borrower (1)	$119,186,478	$106,231,058
Total of five largest loans to borrowers (1)	$559,029,976	$465,635,606
Number of borrowers in the ABCS	19	14
Commitments to fund delayed draw loans (3)	$43,700,328	$25,087,777

(1)                                 At principal amount.

(2)                                 Based on par amount.

(3)                                 As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018:

Selected Balance Sheet Information

	As of
	September 30, 2018	December 31, 2017
Loans, net of allowance of $12,745,780 and $0, respectively (1)	$1,474,881,810	$956,184,609
Cash, restricted cash and other assets	40,707,358	33,348,801
Total assets	$1,515,589,168	$989,533,410
Debt (2)	$926,058,511	$587,657,029
Other liabilities	13,401,675	3,340,372
Total liabilities	$939,460,186	$590,997,401
Members’ equity	576,128,982	398,536,009
Total liabilities and members’ equity	$1,515,589,168	$989,533,410

(1)                                 ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB topic ASC 310, Receivables, and FASB ASC 450 Contingencies.  The allowance for loan loss as of September 30, 2018 is a general allowance, there was no specific allowance for loan losses during the period.  The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company’s valuation of ABCS as a whole.

(2)                                 Net of $3.8 and $4.5 million deferred financing costs for the ABCS Facility, as of September 30, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Interest income	$29,224,155	$72,352,543
Fee income	88,939	1,035,581
Total revenues	29,313,094	73,388,124
Credit facility expenses (1)	12,563,745	32,283,527
Other fees and expenses	13,848,375	16,326,361
Total expenses	26,412,120	48,609,888
Net investment income	2,900,974	24,778,236
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$2,900,974	$24,778,236

(1)                                 As of September 30, 2018 and December 31 2017, the ABCS Facility had $929.8 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member, or its affiliate, that sources the deal. For the three and nine months ended September 30, 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of September 30, 2018

(Unaudited)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
Winchester Electronics Corporation	L+ 6.50%	8.74%	6/30/2022	$11,209,129	11,209,128	11,209,129
Total Capital Equipment					11,209,128	11,209,129
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (6)	L+ 6.50%	8.75%	2/1/2021	$12,003,338	12,003,338	12,003,338
Total Chemicals, Plastics & Rubber					12,003,338	12,003,338
Consumer Goods: Non-Durable
Solaray, LLC (9)	L+ 6.50%	8.84%	9/9/2023	$25,689,049	25,530,436	25,689,049
Total Consumer Goods: Non-Durable					25,530,436	25,689,049
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.99%	12/20/2022	$2,480,981	2,480,981	2,480,981
Total Media: Advertising, Printing & Publishing					2,480,981	2,480,981
Services: Business
Element Buyer, Inc.(14)	—	—	7/19/2025	$—	—	(63,334)
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$2,611,626	2,611,626	2,611,626
Total Services: Business					2,611,626	2,548,292
Transportation: Consumer
Direct Travel, Inc. (13)	L+ 6.50%	8.87%	12/1/2021	$1,678,445	1,678,445	1,678,445
Total Transportation: Consumer					1,678,445	1,678,445
Total Delayed Draw Term Loan					55,513,954	55,609,234

First lien senior secured loan
Aerospace & Defense
API Technologies Corp. (12)	L+ 6.00%	8.25%	4/20/2024	$118,454,372	117,084,473	117,862,100
Total Aerospace & Defense					117,084,473	117,862,100
Banking
Tidel Engineering, L.P.	L+ 6.25%	8.64%	3/1/2024	$80,924,185	80,924,185	81,733,427
Total Banking					80,924,185	81,733,427
Capital Equipment
Abracon Group Holding, LLC	L+ 5.75%	8.08%	7/18/2024	$81,700,860	80,517,278	80,883,851
Aramsco, Inc.	L+ 5.25%	7.49%	8/28/2024	$50,469,044	49,475,319	49,712,008
Winchester Electronics Corporation	L+ 6.50%	8.73%	6/30/2022	$84,286,513	84,182,091	84,286,513
Total Capital Equipment					214,174,688	214,882,372
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.35%	8/1/2022	$50,585,308	50,529,842	50,585,308
PRCC Holdings, Inc. (5)	L+ 6.50%	8.75%	2/1/2021	$74,600,327	74,600,327	74,600,327
Total Chemicals, Plastics & Rubber					125,130,169	125,185,635
Construction & Building
Stanton Carpet Corp. (11)	L+ 5.50%	7.79%	11/21/2022	$61,334,534	61,278,330	61,334,534
Total Construction & Building					61,278,330	61,334,534
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.13%	7/9/2024	$72,381,714	72,033,992	71,657,897
Total Consumer Goods: Durable					72,033,992	71,657,897
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 6.50%	8.83%	9/9/2023	$85,806,327	85,806,327	85,806,327
Total Consumer Goods: Non-Durable					85,806,327	85,806,327
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.09%	7/2/2024	$90,250,950	89,161,196	88,445,931
Total Energy: Oil & Gas					89,161,196	88,445,931
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	7.99%	12/20/2022	$82,215,157	82,060,449	82,215,157
Cruz Bay Publishing, Inc. (3)	L+ 5.75%	8.11%	6/6/2019	$11,646,589	11,646,589	11,646,589
Cruz Bay Publishing, Inc. (4)	L+ 6.75%	9.16%	6/6/2019	$3,889,335	3,889,335	3,889,335
Total Media: Advertising, Printing & Publishing					97,596,373	97,751,081
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.14%	6/15/2022	$23,030,252	23,030,252	22,857,525
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.14%	6/15/2022	$33,741,229	33,029,405	33,488,170
Total Media: Diversified & Production					56,059,657	56,345,695
Retail
Batteries Plus Holding Corporation	L+ 6.75%	8.83%	7/6/2022	$68,156,203	68,156,203	68,156,203
Total Retail					68,156,203	68,156,203
Services: Business
Element Buyer, Inc.	L+ 5.25%	7.50%	7/19/2025	$85,500,900	83,886,496	85,287,148
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$8,091,711	8,091,711	8,091,711
McKissock, LLC	L+ 5.75%	8.14%	8/5/2021	$42,249,930	41,882,258	42,566,804
TEI Holdings Inc. (10)	L+ 6.00%	8.39%	12/20/2023	$119,186,478	118,486,535	118,888,511
Total Services: Business					252,347,000	254,834,174
Transportation: Consumer
Direct Travel, Inc. (7)	L+ 6.50%	8.84%	12/1/2021	$112,719,663	112,361,043	112,719,663
Total Transportation: Consumer					112,361,043	112,719,663
Total First lien senior secured loan					1,432,113,636	1,436,715,039

Total Corporate Debt					$1,487,627,590	$1,492,324,273
Total Investments					$1,487,627,590	$1,492,324,273

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR interest rate floor.

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

(9) $64,715 of the total par amount for this security is at P + 5.50%.

(10) $298,713 of the total par amount for this security is at P + 5.00%.

(11) $1,494,638 of the total par amount for this security is at P + 5.50%.

(12) $296,878 of the total par amount for this security is at P + 5.00%.

(13) $2,229 of the total par amount for this security is at P + 5.50%.

(14) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

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

Results of Operations

Our operating results for the three months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	2018	2017
Total investment income from non-controlled/non-affiliate investments	$20,361,875	$7,793,040
Total investment income from controlled affiliate investments	6,300,533	24,060
Total expenses, net of fee waivers	12,763,157	2,215,188
Net investment income after taxes	13,899,251	5,601,912
Net realized gain (loss) non-controlled/non-affiliate on investments	(3,174,983)	48,735
Net realized loss on foreign currency transactions	(102,909)	(583,149)
Net realized gain on forward currency exchange contracts	177,172	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(17,216)	448,252
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	1,529,008	(1,234,706)
Net change in unrealized appreciation on investments	7,123,429	2,920,895
Net change in unrealized (depreciation) on controlled affiliate investments	(442,900)	—
Net increase in net assets resulting from operations	$18,990,852	$7,201,939

Operating results of the Company for the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Total investment income from non-controlled/non-affiliate investments	$49,006,359	$14,556,782
Total investment income from controlled affiliate investments	16,540,122	31,906
Total expenses, net of fee waivers	29,390,110	5,202,734
Excise tax expense	309	—
Net investment income after taxes	36,156,062	9,385,954
Net realized gain (loss) on non-controlled/non-affiliate investments	(5,020,860)	81,336
Net realized loss on foreign currency transactions	(367,422)	(2,104)
Net realized loss on forward currency exchange contracts	(2,695,967)	(220,006)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(42,762)	9,170
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	9,123,101	(2,643,944)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(2,197,073)	5,774,373
Net change in unrealized appreciation on controlled affiliate investments	1,561,991	—
Net increase in net assets resulting from operations	$36,517,070	$12,384,779

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

During the three months ended September 30, 2018, our investment income was comprised of $26.7 million of interest income and other income, which includes $0.5 million from the accretion of discounts, and $6.1 million of dividend income from the distribution from ABCS. During the three months ended September 30, 2017, the Company’s investment income was comprised of $7.8 million of interest income, which includes $0.2 million from the accretion of discounts.

The increase in investment income for the three months ended September 30, 2018 from the comparable period in 2017 was primarily driven by the increase in the size of our investment portfolio and increased distribution income from ABCS as a result our increased investment in ABCS and an increase in the size of the underlying ABCS portfolio. As of September 30, 2018, the size of our investment portfolio increased to $1,341.8 million from $475.9 million as of September 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $1,349.4 million from $486.7 million as of September 30, 2017. As of September 30, 2018, the weighted average yield of our first and second lien debt increased to 7.4% from 6.5% as of September 30, 2017, based on par amount, due to the addition of higher yielding assets and an increase in base rates, primarily LIBOR.

During the nine months ended September 30, 2018, our investment income was comprised of $65.5 million of interest income and other income, which includes $1.3 million from the accretion of discounts, and $16.0 million of dividend income from the distribution from ABCS. During the nine months ended September 30, 2017, the Company’s investment income was comprised of $14.6 million of interest income, which includes $0.5 million from the accretion of discounts, as well as $0.1 million of other income.

The increase in investment income for the nine months ended September 30, 2018 from the comparable period in 2017 was primarily driven by the increase in the size of our investment portfolio and increased distribution income from ABCS as a result our increased investment in ABCS and an increase in the size of the underlying ABCS portfolio. As of September 30, 2018, the size of our investment portfolio increased to $1,341.8 million from $475.9 million as of September 30, 2017, at amortized cost, and total principal amount of investments outstanding increased to $1,349.4 million from $486.7 million as of September 30, 2017. As of September 30, 2018, the weighted average yield of our first and second lien debt increased to 7.4% from 6.5% as of September 30, 2017, based on par amount, due to the addition of higher yielding assets and an increase in base rates, primarily LIBOR.

We commenced investment operations on October 13, 2016. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until October 2016.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,
	2018	2017
Interest and debt financing expenses	$6,523,738	$223,945
Amortization of deferred offering costs	—	106,152
Base management fee	2,319,541	856,260
Incentive fee	3,241,992	240,003
Professional fees	899,756	506,756
Directors fees	67,776	68,250
Other general and administrative expenses	329,917	213,822
Total expenses, before fee waivers	$13,382,720	$2,215,188
Incentive fee waiver	(619,563)	—
Total expenses, net of fee waivers	$12,763,157	$2,215,188

The composition of our operating expenses for the nine months ended September 30, 2018 and 2017 was as follows:

	For the Nine Months Ended September 30,
	2018	2017
Interest and debt financing expenses	$16,137,857	$621,853
Amortization of deferred offering costs	—	314,995
Base management fee	5,821,384	1,704,975
Incentive fee	6,157,643	449,824
Professional fees	1,739,723	1,406,462
Directors fees	202,937	204,312
Other general and administrative expenses	954,327	500,313
Total expenses, before waivers	$31,013,871	$5,202,734
Incentive fee waiver	(1,623,761)	—
Total expenses, net of fee waivers	$29,390,110	$5,202,734

Interest and Debt Financing Expenses

Interest and debt financing expenses includes interest, amortization of deferred financing costs, upfront commitment fees and fees on the unused portion of the revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”), the revolving credit agreement (the “BCSF Revolving Credit Facility”, together with the Revolving Credit Facility, the “Revolving Credit Facilities”), with Goldman Sachs Bank USA and the 2018-1 Notes, together with the Revolving Credit Facilities, the “Debt Facilities”. As of September 30, 2018, the Debt Facilities had an outstanding balance of $599.3 million. As of December 31, 2017, the Revolving Credit Facility and the BCSF Revolving Credit Facility had a combined outstanding balance of $451.0 million. Interest and debt financing expenses for the three months ended September 30, 2018 and 2017 were approximately $6.5 million and $0.2 million, respectively. Interest and debt financing expenses for the nine months ended September 30, 2018 and 2017 were approximately $16.1 million and $0.6 million, respectively. Such increases were driven by increased drawings under the Debt Facilities related to increased deployment of capital for investments.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.23% and 3.40% as of September 30, 2018 and December 31, 2017, respectively.

Net Realized and Unrealized Gains and Losses

For the three months ended September 30, 2018, we had $6.7 million in net unrealized appreciation on investments on 157 investments in 113 portfolio companies. Unrealized appreciation increased for the three months ended September 30, 2018 due to net positive valuation adjustments of $5.3 million and a reversal of unrealized depreciation of $2.6 million from one portfolio company due to an exit.  This unrealized appreciation was offset by $1.2 million depreciation due to foreign currency fluctuations on foreign currency denominated assets.  The depreciation due to foreign currency fluctuations on foreign denominated assets was offset by $1.6 million of net realized and unrealized gains on forward currency exchange contracts and foreign currency transactions.

During the three months ended September 30, 2018, we had sales and principal repayments of $65.1 million resulting in $3.2 million of net realized losses on investments, primarily due to the under-performance of one portfolio company.

For the three months ended September 30, 2017, we had $2.9 million in net unrealized appreciation on investments on 76 investments in 56 portfolio companies. Unrealized appreciation for the three months ended September 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. During the three months ended September 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three months ended September 30, 2017, we had $1.2 million in net unrealized depreciation on forward currency exchange contracts, which was offset by an increase in the net unrealized appreciation on our investments due to foreign currency fluctuations.

During the three months ended September 30, 2017, we had sales and principal repayments of $7.4 million resulting in $0.1 million of net realized gains on investments.

For the nine months ended September 30, 2018, we had $0.6 million in net unrealized depreciation on investments on 157 investments in 113 portfolio companies.   Net unrealized depreciation for the nine months ended September 30, 2018 was comprised of $4.1 million of positive valuation adjustments, which were offset by depreciation due to fluctuations in foreign currency exchange rates on foreign currency denominated assets of $4.7 million.  The depreciation due to foreign currency fluctuations on foreign denominated assets was offset by $6.0 million of net realized and unrealized gains on forward currency exchange contracts and foreign currency transactions.

During the nine months ended September 30, 2018, we had sales and principal repayments of $192.6 million resulting in $5.0 million of net realized losses on investments, primarily due to the under-performance of one portfolio company.

For the nine months ended September 30, 2017, we had $5.8 million in net unrealized appreciation on investments on 76 investments in 56 portfolio companies. Unrealized appreciation for the nine months ended September 30, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments. During the nine months ended September 30, 2017, we entered into forward currency exchange contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the nine months ended September 30, 2017, we had $2.6 million in net unrealized depreciation on forward currency exchange contracts, which was offset by an increase in the net unrealized appreciation on our investments due to foreign currency fluctuations.

During the nine months ended September 30, 2017, we had sales and principal repayments of $26.0 million resulting in $0.1 million of net realized gains on investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2018 and 2017, the net increase in net assets resulting from operations was $19.0 million and $7.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.46 and $0.29, respectively.

For the nine months ended September 30, 2018 and 2017, the net increase in net assets resulting from operations was $36.5 million and $12.4 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $1.03 and $0.70, respectively.

Cash Flows

For the nine months ended September 30, 2018, cash, foreign cash, restricted cash and cash equivalents increased by $49.6 million. During the same period, we used $447.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the nine months ended September 30, 2018, we generated $497.4 million from financing activities, primarily from borrowings on our Revolving Credit Facilities, issuance of 2018-1 Notes and the issuance of common stock, offset by repayments on our Revolving Credit Facilities.

For the nine months ended September 30, 2017, cash, foreign cash and cash equivalents decreased by $28.2 million. During the same period, we used $358.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the nine months ended September 30, 2017, we generated $329.6 million from financing activities, primarily from issuance of common stock reduced by net repayments on our Revolving Credit Facility.

Financial Condition, Liquidity and Capital Resources

At September 30, 2018 and December 31, 2017, we had $190.5 million and $140.9 million in cash, foreign cash, restricted cash and cash equivalents, respectively. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facilities and from other banks or lenders; and, (3) cash flows from operations.

At September 30, 2018 cash on hand, combined with our uncalled capital commitments of $376.6 million and $351.4 million undrawn amount on our Revolving Credit Facilities, is expected to be sufficient for our investing activities and to conduct our operations for at least the next twelve months.

Capital Share Activity

We have entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, we require investors to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. As of September 30, 2018 and December 31, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from our Advisor. As of September 30, 2018, we had received capital contributions totaling $879.5 million, of which $7.8 million was from our Advisor. As of December 31, 2017, we had received capital contributions totaling $502.6 million, of which $4.8 million was from our Advisor.

During the nine months ended September 30, 2018, pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 6,163,522.89 shares of our common stock at $20.35 per share for an aggregate offering of $125.4 million, 6,160,339.16 shares of our common stock at $20.38 per share for an aggregate offering of $125.5 million and  6,245,548.12 shares of our common stock at $20.17 per share for an aggregate offering of $126.0 million. During the nine months ended September 30, 2018, we received additional capital commitments of $950,000. During the nine months ended September 30, 2017, we received additional capital commitments of $708.7 million, and pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 5,430,375.07 of shares of our common stock at $20.10 for an aggregate offering of $109.2 million, 5,850,854.57 shares of our common stock at $20.23 per share for an aggregate offering of $118.4 million and 8,131,000.10 shares of our common stock at $20.32 per share for an aggregate offering of $165.2 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes.

As of September 30, 2018 and December 31, 2017, we received all amounts relating to the capital drawdown notices. During the nine months ended September 30, 2018, we issued 276,373.39 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2017, we issued 28,730.04 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Debt

Debt consisted of the following as of September 30, 2018 and December 31, 2017:

Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (the “Revolving Credit Agreement”). The maximum commitment amount under the Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the Revolving Credit Facility to $85.0 million. Proceeds under the Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%. As of September 30, 2018 and December 31, 2017, we were in compliance with these covenants. Our obligations under the Revolving Credit Agreement are secured by the capital commitments and capital contributions.

Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. As of September 30, 2018 and December 31, 2017, the Revolving Credit Facility was accruing interest expense at a rate of

LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the Revolving Credit Facility; (c) the date upon which we terminate the commitments under the Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

As of September 30, 2018, we had $83.6 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. As of December 31, 2017, we had $150.0 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the Revolving Credit Facility.

Costs of $1.1 million were incurred in connection with obtaining the Revolving Credit Agreement which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.  The balance of the unamortized deferred financing costs related to the Revolving Credit Agreement were $0.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively.

For the three months ended September 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$834,481	$60,412
Unused facility fee	5,162	71,300
Amortization of deferred financing costs and upfront commitment fees	92,233	92,233
Total interest and debt financing expenses	$931,876	$223,945

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$2,900,058	$133,065
Unused facility fee	22,083	215,096
Amortization of deferred financing costs and upfront commitment fees	273,692	273,692
Total interest and debt financing expenses	$3,195,833	$621,853

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2018, we were in compliance with these covenants.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2018 and December 31, 2017, there were $150.0 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility. We intend to continue to utilize the BCSF Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See “Note 6. Borrowings” for more detail on the BCSF Revolving Credit Facility.

Costs of $5.5 million were incurred in connection with obtaining the BCSF Revolving Credit Facility which have been recorded as deferred financing costs on the consolidated statements of assets and liabilities and are being amortized over the life of the BCSF Revolving Credit Facility using the straight-line method.  The balance of the unamortized deferred financing costs related to the BCSF Revolving Credit Facility were $4.3 million and $5.1 million as of September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$5,130,280	$—
Unused facility fee	64,442	—
Amortization of deferred financing costs and upfront commitment fees	269,219	—
Total interest and debt financing expenses	$5,463,941	$—

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$11,633,474	$—
Unused facility fee	381,750	—
Amortization of deferred financing costs and upfront commitment fees	798,879	—
Total interest and debt financing expenses	$12,814,103	$—

2018-1 Notes

On September 28, 2018, (the “2018-1 Closing Date”), we, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of us, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the 2018-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2018
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	3.7624%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months) 1.80% + 3 Month LIBOR (thereafter)	3.7124%
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.3624%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.2124%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.2124%
Total 2018-1 Notes	365,700,000
Membership Interests	85,450,000	Non-interest bearing	Not applicable
Total	$451,150,000

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030.  The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio.  The Membership Interests do not bear interest.

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes are included in the consolidated financial statements.  The Membership Interests are eliminated in consolidation.

On the 2018-1 Closing Date, the Company used $311.0 million of the net proceeds to prepay a portion of the BCSF Revolving Facility and the 2018-1 Issuer transferred to the Company a portion of the net cash proceeds received from the sale of the 2018-1 Notes.

The Company serves as portfolio manager of the 2018-1 Issuer pursuant to a portfolio management agreement between the Company and the 2018-1 Issuer.  For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period (four years from the closing date of the CLO Transaction), pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer’s investment strategy and the terms of the indenture.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price of at least equal to 5% of the aggregate amount of all obligations issued by the 2018-1 Issuer for so long as the 2018-1 Notes remain outstanding.

The 2018-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2018-1 Issuer.

As of September 30, 2018, there were 69 first lien and second lien senior secured loans with a total fair value of approximately $423.8 million and cash of $37.7 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes.  As of September 30, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.1 million as of September 30, 2018. The 2018-1 Issuer was not in existence as of December 31, 2017 and the 2018-1 Notes were not outstanding.

For the three months ended September 30, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2018	2017
Borrowing interest expense	$126,974	$—
Amortization of deferred financing costs and upfront commitment fees	947	—
Total interest and debt financing expenses	$127,921	$—

For the nine months ended September 30, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Borrowing interest expense	$126,974	$—
Amortization of deferred financing costs and upfront commitment fees	947	—
Total interest and debt financing expenses	$127,921	$—

In accordance with applicable law and SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 200% after such borrowing, unless we meet certain disclosure and approval requirements in which case we may reduce our asset coverage ratio to 150%. As of September 30, 2018 and December 31, 2017, our asset coverage ratio was 247% and 212%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. In March 2018, the Small Business Credit Availability Act was enacted into law. The Small Business Credit Availability Act, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. Application of the reduced asset coverage requirements to a BDC requires approval by either (1) a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of the BDC’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of the BDC’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The amount of leverage that we employ will depend on our Advisor’s assessment of market conditions and other factors at the time of any proposed borrowing.

As previously noted, our Advisor plans to seek Board and stockholder approval to reduce our asset coverage ratio to 150% as soon as practical following the completion of this offering. If such approvals are obtained, our Advisor intends to amend the base management fee to implement a tiered management fee so that the base management fee of 1.5% will continue to apply to assets held at an asset coverage ratio of 200%, but a base management fee of 1.0% would apply to any amount of assets attributable to leverage decreasing our asset coverage ratio below 200%.

Distribution Policy

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as, a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3)  the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

The following table summarizes distributions declared during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,966,855
Total distributions declared			$1.11	$42,060,826

The following table summarizes distributions declared during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
Total distributions declared			$0.39	$9,149,711

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Commitments and Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Company had unfunded capital commitments related to Subscription Agreements of $376.6 million and $752.6 million, respectively.

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

As of September 30, 2018, our unfunded capital commitments consisted of the following:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,549,677
Amspec Services, Inc. — Revolver	7/2/2024	5,666,800
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	2,314,312
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D’s LLC — Revolver	12/15/2023	1,111,154
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	575,862
CMI Marketing Inc — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing — Revolver	6/6/2019	2,833,400
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,267,282
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,098,883
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	3,041,710
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	480,821
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	55,900
Endries International, Inc. — Revolver	6/1/2022	2,504,942
FineLine Technologies, Inc. — Revolver	11/2/2021	1,965,543
Great Expressions Dental Centers PC — Revolver	9/28/2022	550,157
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,075,190
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,116,740
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	1,183,184
Total First Lien Senior Secured Loans		$109,253,563
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$111,815,033

(1)         Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)         Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2018.

(3)         Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of September 30, 2018.

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

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. We record PIK as interest or dividend income, as applicable. If at any point we believe PIK may not be realized, we place the investment generating PIK on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, as applicable.

Certain structuring fees and amendment fees are recorded as other income when earned. We record administrative agent fees received as other income when the services are rendered.

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If we cannot obtain a price from an independent pricing service or if the independent pricing service is not deemed to be representative with the market, we value certain investments held by us on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained, in some cases, primarily illiquid securities, multiple quotes may not be available and the mid of the bid/ask from one broker will be used. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board, based on the input of our Advisor, our Audit Committee and one or more independent third party valuation firms engaged by our Board.

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted. We do not believe these changes will have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

Contractual Obligations

We have entered into an Investment Advisory Agreement with our Advisor. Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.

On October 11, 2018, the Board approved, subject to completion of the Proposed Initial Public Offering, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of September 30, 2018 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Revolving Credit Facility	$83,639,250	$—	$83,639,250	$—	$—
BCSF Revolving Credit Facility	150,000,000	—	—	150,000,000	—
2018-1 Notes	365,700,000	—	—	—	365,700,000
Total Debt Obligations	$599,339,250	$—	$83,639,250	$150,000,000	$365,700,000

Recent Developments

On October 5, 2018, we filed a registration statement (the “Registration Statement”) with the SEC related to an initial public offering of our common stock (the “Proposed Initial Public Offering”). We intend to use substantially all of the proceeds from the offering, net of expenses, to repay a portion of our outstanding indebtedness. We intend to use any remaining proceeds to make investments in accordance with our investment objectives and strategies and for general corporate purposes. The timing of our initial public offering is uncertain and there is no guarantee it will occur. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective.

The Small Business Credit Availability Act, which was signed into law in March 2018, modifies the applicable section of the 1940 Act to decreases the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the Board and a majority of directors who are not interested persons). Our Advisor plans to seek Board and stockholder approval to reduce our asset coverage ratio to 150% as soon as practical following the completion of the Proposed Initial Public Offering. If such approvals are obtained, our Advisor intends to amend the base management fee to implement a tiered management fee so that the base management fee of 1.5% will continue to apply to assets held at an asset coverage ratio of 200%, but a base management fee of 1.0% would apply to any amount of assets attributable to leverage decreasing our asset coverage ratio below 200%.

On October 11, 2018, the Board approved, subject to completion of the Proposed Initial Public Offering, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

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

Assuming that the statement of financial condition as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income

Down 25 basis points	$(2,370,421)	$(1,498,348)	$(872,073)
Up 100 basis points	9,547,136	5,993,393	3,553,743
Up 200 basis points	19,421,829	11,986,785	7,435,044
Up 300 basis points	29,356,723	17,980,178	11,376,545

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                As of September 30, 2018 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in our Registration Statement on Form N-2, filed on October 5, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, in our Registration Statement on Form N-2, and discussed below are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer.

Under the terms of the master loan sale agreement governing the 2018-1 CLO Transaction, we sold and/or contributed to the 2018-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the Membership Interests). As a result of the CLO Transaction, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the 2018-1 Issuer. As a result, we expect to consolidate the financial statements of the 2018-1 Issuer, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding membership interests in a CLO issuer (i.e., the 2018-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer.

We have no prior experience managing CLOs.

The performance of the 2018-1 Issuer will be largely dependent on the analytical and managerial expertise of our investment professionals. Although we and our investment professionals and affiliates have prior experience investing in loans and other debt obligations, the 2018-1 Issuer will be the first CLO managed by us. Accordingly, we have no performance history of managing CLOs for potential investors to consider in evaluating the potential impact of the CLO Transaction on our overall performance.

We are subject to significant restrictions on our ability to advise the 2018-1 Issuer.

We will manage the assets of the 2018-1 Issuer pursuant to a portfolio management agreement with the 2018-1 Issuer (the “Portfolio Management Agreement”). The indenture governing the 2018-1 Notes (the “2018-1 Indenture”) and the Portfolio Management Agreement place significant restrictions on our ability to advise the 2018-1 Issuer to buy and sell collateral obligations, and we are subject to compliance with the 2018-1 Indenture and the Portfolio Management Agreement.  As a result of the restrictions contained in the 2018-1 Indenture and the Portfolio Management Agreement, the 2018-1 Issuer may be unable to buy or sell Collateral Obligations or to take other actions that we might consider in the interest of the 2018-1 Issuer and the holders of 2018-1 Notes, and we may be required to make investment decisions on behalf of the 2018-1 Issuer that are different from those made for our other clients. In addition, we may pursue any strategy consistent with the 2018-1 Indenture and the Portfolio Management Agreement, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the 2018-1 Issuer pursuant to the Portfolio Management Agreement, we will elect to irrevocably waive any portfolio management fee to which we may be entitled under such Portfolio Management Agreement.

In our role as portfolio manager of the 2018-1 Issuer, we will be acting solely in the best interests of the 2018-1 Issuer as a whole and not solely in the best interests of the Membership Interests of the 2018-1 Issuer that we hold. As the interests of the holders of the 2018-1 Notes are senior in the 2018-1 Issuer’s capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the 2018-1 Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the 2018 Notes.

The subordination of the Membership Interests will affect our right to payment.

The Membership Interests are subordinated to the 2018-1 Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the 2018-1 Issuer (which the 2018-1 Issuer could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the 2018-1 Notes. If the 2018-1 Issuer has not received confirmation from S&P Global Ratings of its initial ratings of each class of the 2018-1 Notes, or if we fail to hold the required amount of Membership Interests as required by European Union risk retention regulations (“Retention Deficiency”), proceeds will be diverted to pay principal on the 2018-1 Notes or to purchase additional collateral obligations (or, in the case of a Retention Deficiency, to the extent necessary to reduce such Retention Deficiency to zero). If during the period from and including the closing date of the CLO Transaction to and including the earliest of (i) October 20, 2022 and (ii) the date of the acceleration of the maturity of the 2018-1 Notes in accordance with the 2018-1 Indenture the applicable Overcollateralization Ratio Test (defined below) is not satisfied, proceeds will be diverted to purchase additional collateral obligations.

Although these tests generally compare the principal balance of the collateral obligations to the aggregate outstanding principal amount of the 2018-1 Notes, certain reductions are applied to the principal balance of Collateral Obligations in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below, in each case that may increase the likelihood that one or more Overcollateralization Ratio Tests may not be satisfied.

On the scheduled maturity of the 2018-1 Notes or if acceleration of the 2018-1 Notes occurs after an event of default, proceeds available after the payment of certain administrative expenses) will be applied to pay both principal of and interest on the 2018-1 Notes until the 2018-1 Notes are paid in full before any further payment will be made on the Membership Interests. As a result, the Membership Interests would not receive any payments until the 2018-1 Notes are paid in full.

In addition, if an event of default occurs and is continuing, the holders of the 2018-1 Notes will be entitled to determine the remedies to be exercised under the 2018-1 Indenture. Remedies pursued by the holders of the 2018-1 Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the 2018-1 Notes will have no obligation to consider any possible adverse effect on such other interests. See “—The holders of certain of the 2018-1 Notes will control many rights under the 2018-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”

The holders of certain of the 2018-1 Notes will control many rights under the 2018-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

Under the 2018-1 Indenture, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the 2018-1 Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the 2018-1 Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the 2018-1 Notes (in order of seniority) and certain other amounts owing by the 2018-1 Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the 2018-1 Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the 2018-1 Notes following an event of default) has occurred and is continuing, we will not have any creditors’ rights against the 2018-1 Issuer and will not have the right to determine the remedies to be exercised under the 2018-1 Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the 2018-1 Notes and the fees, expenses, and other liabilities payable by the 2018-1 Issuer. The ability of the holders of the 2018-1 Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the 2018-1 Indenture, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the 2018-1 Indenture, we as the portfolio manager of the 2018-1 Issuer may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the 2018-1 Indenture.

If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the 2018-1 Indenture), then (x) we as the portfolio manager of the 2018-1 Issuer may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the 2018-1 Indenture and (y) the trustee will retain the assets securing the 2018-1 Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the 2018-1 Notes in accordance with the 2018-1 Indenture, unless: (i) the trustee, pursuant to the 2018-1 Indenture and in consultation with us as the portfolio manager of the 2018-1 Issuer, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the 2018-1 Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such 2018-1 Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the portfolio manager of the 2018-1 Issuer and the holders of at least 66 2/3% (a “Supermajority”) of the most senior outstanding class of the 2018-1 Notes agrees with such determination; (ii) in the case of certain events of default, a Supermajority of the most senior outstanding class of the 2018-1 Notes directs the sale and liquidation of the assets; or (iii) a Supermajority of each class of the 2018-1 Notes (voting separately by class) directs the sale and liquidation of the assets.

The 2018-1 Indenture requires mandatory redemption of the 2018-1 Notes for failure to satisfy Coverage Tests.

Under the documents governing the CLO Transaction, there are two coverage tests (the “Coverage Tests”) applicable to the 2018-1 Notes.

The first such test (the “Interest Coverage Test”) compares the amount of interest proceeds received on the portfolio loans held by the 2018-1 Issuer to the amount of interest due and payable on the 2018-1 Notes. To meet this first test, for each class of 2018-1 Notes, interest received on the portfolio loans must equal at least 120%, 115% or 110% of the interest payable in respect of the Class A, Class B and Class C 2018-1 Notes, respectively.

The second such test (the “Overcollateralization Ratio Test”) compares the adjusted collateral principal amount of the portfolio of Collateral Obligations of the CLO Transaction to the aggregate outstanding principal amount of the 2018-1 Notes. To meet this second test at any time, for each class of 2018-1 Notes, the adjusted collateral principal amount of such Collateral Obligations must equal at least 137.1%, 126.2% or 117.1% of the outstanding principal amount of the 2018-1 Notes comprising the Class A, B and C Classes, respectively.

If a Coverage Test is not met on any determination date on which such Coverage Test is applicable, the 2018-1 Issuer shall apply available amounts to redeem the 2018-1 Notes in an amount necessary to cause such tests to be satisfied.  This could result in an elimination, deferral or reduction in the payments of distributions to the 2018-1 Issuer (and as such, to us as the holder of the Membership Interests and indirect beneficiary of any such payments to the 2018-1 Issuer).

We may resign or be removed or terminated as portfolio manager of the 2018-1 Issuer.

We may resign or be removed or terminated as portfolio manager of the 2018-1 Issuer in a number of circumstances, including the breach of certain terms of the 2018-1 Indenture and the Portfolio Management Agreement. In addition, because a new portfolio manager may not be able to manage the 2018-1 Issuer according to the standards of the 2018-1 Indenture and the Portfolio Management Agreement, any transfer of the portfolio management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the applicable procedures required by the Portfolio Management Agreement. Consequently, the termination or removal of us as portfolio manager of the 2018-1 Issuer could have material and adverse effects on our performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we issued 119,579.90 shares of common stock under our dividend reinvestment plan. The issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the quarter ended September 30, 2018 was approximately $2,408,395. Other than the shares issued under our dividend reinvestment plan during the quarter ended September 30, 2018, we did not sell any unregistered equity securities, except as previously disclosed on Form 8-K filings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

Exhibit
Number	Description of Document

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

10.9*	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee.

10.10*	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager.

10.11*	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor.

10.12*

Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator.

10.13*	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer.

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: October 17, 2018	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2018	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer