Form 10-K
period 2018-12-31
Bain Capital Specialty Finance, Inc.
filed 2019-02-28
CIK 1655050

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2878769 (I.R.S. Employer Identification No.)
200 Clarendon Street, 37th Floor Boston, MA (Address of Principal Executive Office)	02116 (Zip Code)

(617) 516-2000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

                    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

                    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                    Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☒

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

                    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $18.00 a share of the registrant's common stock on November 15, 2018 as reported by the New York Stock Exchange on such date, was approximately $247.2 million. The registrant has elected to use November 15, 2018, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 29, 2018 (the last business day of the registrant's mostly recently completed second fiscal quarter), there was no established public market for the registrant's common stock. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 28, 2019, there were 51,482,137.46 shares of common stock outstanding.

  Documents Incorporated by Reference

                    Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2018.

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

              On October 6, 2016, the Company completed its initial closing of capital commitments (the "Initial Closing") and subsequently commenced substantial investment operations. On November 19, 2018, the Company closed its initial public offering (the "IPO") issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018.

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

              Our primary focus is capitalizing on opportunities within Bain Capital Credit's Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. See "Item 1A. Risk Factors—Risks Related to Our Investments." Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

              We may borrow money from time to time within the levels permitted by the 1940 Act. On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions."

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

About Bain Capital Credit

              Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $39.2 billion in assets under management as of December 31, 2018. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $7.1 billion in the Senior Direct Lending Strategy (as defined below) since 1999 (of which approximately $1.9 billion has been invested within the 12-month period ending December 31, 2018) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

              The Advisor, however, has agreed to contractually waive its right to receive base management fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company's expenses) during any period prior to the IPO. The Advisor is not permitted to recoup any waived amounts at any time.

              We will pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains—which are described in more detail below.

              The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:

(a)	100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the "Hurdle"), until the Advisor has received a "catch-up" equal to:
	(i)	15% of the pre-incentive fee net investment income for the current quarter prior to the IPO, or
	(ii)	17.5% of the pre-incentive fee net investment income for the current quarter after the IPO; and
(b)	(i)	15% of all remaining pre-incentive fee net investment income above the "catch-up" prior to the IPO, or
	(ii)	17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after the IPO.

              The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year, and equals:

(a)	prior to the IPO, 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains"), or
(b)	after the IPO, 17.5% of the Cumulative Capital Gains.

              Pre-incentive fee net investment income means interest income, distribution income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during each calendar quarter, minus our operating expenses for such quarter (including the base management fee, expenses payable under the administration agreement (the "Administration Agreement") and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount ("OID"), debt instruments with payment-in-kind ("PIK") interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our management and incentive fee structure may create incentives for our Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments."

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

              Prior to the IPO, the Company paid the income incentive fee in each calendar quarter as follows:

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

              On and after the IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

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

              These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. Because the IPO occurred on a date other than the first day of a calendar quarter, the income incentive fee was calculated for the fourth quarter 2018 at a weighted rate calculated based on the fee rates applicable before and after the IPO based on the number of days in the calendar quarter before and after the IPO.

              On October 11, 2018, the Board approved, subject to completion of the IPO, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commenced

January 1, 2019, the incentive fee based on income is subject to (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

Annual Incentive Fee Based on Capital Gains

              The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to the IPO and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after the IPO. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before the IPO or 17.5% after the IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below after the IPO.

              Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the 2018 fiscal year. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company's realized capital gains on a cumulative basis from inception through November 14, 2018, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee: (*)
Alternative 1 - The Company is below the hurdle Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.5% Hurdle rate(1) = 1.5% Management fee(1) = 0.375% Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 0.9725%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.
Alternative 2 - The Company exceeds the hurdle Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.25%
Hurdle rate(1) = 1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income

(investment income–(management fee + other expenses)) = 1.7225%, which exceeds the hurdle rate
Incentive fee
= 100% × "catch-up" + the greater of 0% and (17.5% × (pre-incentive fee net investment income–1.8182%))
= 100% × (1.7225%–1.5%) + 0%
= 0.2225% of total net assets
Alternative 3—The Company exceeds the catch-up Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.0%
Hurdle rate(1) = 1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income
    (investment income–(management fee + other expenses)) = 2.4725%

Incentive fee = 17.5% × pre-incentive fee net investment income, subject to "catch-up"(3)
= 100% × "catch-up" + the greater of 0% and (17.5% × (pre-incentive fee net investment income–1.8182%))
Catch-up = 1.8182%–1.5% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (2.4725%–1.8182%))
= 0.3182% + (17.5% × 0.6543%) = 0.3182% + 0.11450% = 0.43270% of total net assets

(*)  The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)  Represents 6.0% annualized hurdle rate and 1.5% annualized management fee.
(2)  Excludes organizational and offering expenses.
(3)  The "catch-up" provision is intended to provide our Advisor with an incentive fee of approximately 17.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.8182% in any calendar quarter.

              Example 2: Capital Gains Portion of Incentive Fee:

              Assumptions

Year 1:	$25.0 million investment made in Company A ("Investment A"), $35.0 million investment made in Company B ("Investment B") and $30.0 million investment made in Company C ("Investment C")
Year 2:	Investment A sold for $35.0 million, fair value of Investment B determined to be $30.0 million and fair value of Investment C determined to be $32.0 million
Year 3:	Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million
Year 4:	Fair value of Investment B determined to be $45.0 million

              Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:
Year 1:	None
Year 2:	$0.875 million
The portion of the incentive fee based on capital gains equals (A) 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive. Therefore, using the assumptions above, the incentive fee based on capital gains equals (A) 17.5% × ($10.0 million-$5.0 million) minus (B) $0. Therefore, the incentive fee based on capital gains equals $0.875 million.
Year 3:	$1.575 million, which is calculated as follows: The incentive fee based on capital gains equals (A) 17.5% × ($15.0 million-$1.0 million) minus (B) $0.875 million. Therefore, the incentive fee based on capital gains equals $1.575 million.
Year 4:	$0.175 million, which is calculated as follows:

The incentive fee based on capital gains equals (x) (A) 17.5% × ($15.0 million-$0.0 million) minus (B) $2.45 million. Therefore, the incentive fee based on capital gains equals $0.175 million.

              The Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

              We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.8 million, $0.5 million and $0.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See "Fees and Expenses." In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

              Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other. Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company's operations. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure— We are dependent upon key personnel of Bain Capital Credit and our Advisor."

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

Investment Decision Process

              The Advisor's investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation

              The investment decision-making process begins with sourcing ideas. Bain Capital Credit's Private Credit Group interacts with over 1,500 global contacts as a means to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit's industry groups, Trading Desk, Portfolio Group and Restructuring team, including private equity firms, banks and a variety of advisors and other intermediaries.

Investment Diligence & Recommendation

              Our Advisor utilizes Bain Capital Credit's bottom-up approach to investing, and it starts with the due diligence performed by its Private Credit Group. The group works with the close support of Bain Capital Credit's industry groups. This diligence process typically begins with a detailed review of an offering memorandum as well as Bain Capital Credit's own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will usually schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor's view of the business and plans for it going forward. The team's diligence work is summarized in investment memoranda and accompanying credit packs. Work product also includes full models and covenant analysis.

Credit Committee Approval and Portfolio Construction

              If the reviewing team deems an investment worthy of serious consideration, it generally must be presented to the credit committee, which is comprised of at least three experienced credit professionals, who are selected based on strategy and geography. A portfolio manager leads the decision making process for each investment and engages the credit committee throughout the investment process in order to prioritize and direct the underwriting of each potential investment opportunity. For middle market holdings, the path to exit an investment is often discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle market investments are illiquid, exits are driven by a sale of the portfolio company or a refinancing of the portfolio company's debt.

Portfolio & Risk Management

              Our Advisor utilizes Bain Capital Credit's Private Credit Group for the daily monitoring of its respective credits after an investment has been made. Our Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, our Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting our Advisor's expectations, our Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. Our Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.

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

Investment Focus

              Our primary focus is capitalizing on senior middle market lending opportunities. We seek to provide risk adjusted returns and current income to investors by investing primarily in middle market companies with between $10.0 million and $150.0 million in EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor in possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero coupon securities and defaulted securities. The Company may also invest, from time to time, in equity securities, distressed debt, debtor in possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in "non qualifying" portfolio investments, such as investments in non U.S. companies.

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

              We may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (i.e. junk bonds). See "Item 1A. Risk Factors—Risks Related to Our Investments—The lack of liquidity in our investments may adversely affect our business." Our investments also may include non-cash income features, including PIK interest and OID. See "Item 1A. Risk Factors—Risks Related to Our Investments—Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash."

              As of December 31, 2018, our portfolio consisted of the following:

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,074,413,132	61.3%	$1,058,838,409	61.3%
First Lien Last Out Loans	27,325,127	1.5	27,487,248	1.6
Second Lien Senior Secured Loans	263,758,359	15.0	258,141,014	14.9
Subordinated Debt	39,710,860	2.3	39,625,000	2.3
Corporate Bonds	41,388,040	2.4	35,023,170	2.0
Investment Vehicles(1)	279,890,772	16.0	279,362,792	16.2
Equity Interest	24,077,806	1.4	26,521,285	1.5
Preferred Equity	2,552,879	0.1	2,806,753	0.2
Warrants	—	0.0	—	0.0

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

(1)
Represents equity investment in ABCS.

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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018:

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,300,711	1.0%	1	0.7%
2	1,684,494,290	97.5	128	97.0
3	26,010,670	1.5	3	2.3
4	—	—	—	—

Total	$1,727,805,671	100.0%	132	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—

Total	$831,578,071	100.0%	85	100.0%

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

              We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses."

Fees and Expenses

              Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•
our operational and organizational costs;

•
the costs of any public offerings of our common stock and other securities, including registration and listing fees;

•
cost of calculating our net asset value, including the cost and expenses of any third-party valuation services;

•
fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including our Advisor's or its affiliates' travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring our investments and, if necessary, enforcing our rights;

•
interest payable on debt and other borrowing costs, if any, incurred to finance our investments;

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

•
costs of holding stockholder meetings;

•
our fidelity bond;

•
directors and officers' errors and omissions liability insurance, and any other insurance premiums;

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

              To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.8 million, $0.5 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in professional fees on the consolidated statements of operations.

              The fee we pay our Advisor is higher after the completion of the IPO. With respect to any period prior to the date of the IPO, pursuant to the Investment Advisory Agreement and a waiver agreement with our Advisor, all base management fees in excess of an annual rate of 0.75% of the aggregate gross assets excluding cash and cash equivalents were contractually waived by our Advisor and not subject to recoupment by our Advisor. As a result, upon completion of the IPO, the base management fee has increased to an annual rate of 1.5% of our gross assets. For the period from the date of the IPO through December 31, 2018, the Advisor has voluntarily waived its right to receive the Base Management Fee in excess of 0.75%. If the base management fee waivers, contractual and voluntary, had not been in place for the years ended December 31, 2018, 2017 and 2016, the base management fee charged would have increased by $8.8 million, $2.9 million and $0.2 million, respectively. Further, upon completion of the IPO, we pay our Advisor a 17.5% incentive fee based on pre-incentive fee net investment income and capital gains, an increase from 15.0% prior to the completion of the IPO. For the period from the date of the IPO through December 31, 2018, the Advisor has voluntarily waived its right to receive the incentive fee in excess of 15.0%. If the incentive fee waivers, contractual and voluntary, had not been in place for the year ended December 31, 2018, the incentive fee charged would have increased by $1.9 million. For the years ended December 31, 2017 and 2016, there were no incentive fee waivers. In addition, prior to the completion of the IPO, our Administrator did not seek reimbursement for certain expenses payable by us under the Administration Agreement.

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

              The Advisor engaged placement agents to assist with the placement of the Company's shares, and may engage additional or different placement agents in the future. The Advisor and/or investors referred by a placement agent shall pay all compensation to the placement agents. The Company did not pay compensation to any placement agents in connection with the Company's initial private offering (the "Private Offering"). The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.

Capital Resources and Borrowings

              We anticipate cash to be generated from future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Effective February 2, 2019, following shareholder approval of the reduce asset coverage proposal, the Company may maintain an asset coverage ratio of only 150%. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

SMBC Revolving Credit Agreement

              On December 22, 2016, we entered into the revolving credit agreement (the "SMBC Revolving Credit Agreement"). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

              Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which we terminate the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

              On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2018 and December 31, 2017, we were in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

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

2018-1 Notes

              On September 28, 2018, (the "2018-1 Closing Date"), the Company, through BCC Middle Market CLO 2018-1 LLC (the "2018-1 Issuer"), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the "CLO Transaction"). The notes issued in connection with the CLO Transaction (the "2018-1 Notes") are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2018-1 Portfolio"). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

Dividend Reinvestment Plan

              We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board declares a cash distribution, then our stockholders who acquire shares of our common stock after our listing and have not elected to "opt out" of our DRIP will have their cash distributions automatically reinvested in additional shares of our common stock as described below. Any stockholders who held shares of our common stock prior to our listing had to opt in to the DRIP.

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

The Private Offering

              Our Initial Closing occurred on October 6, 2016 and the Company commenced operations on October 13, 2016. We have entered into separate Subscription Agreements with a number of investors for the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreements. Investors will be required to make capital contributions to purchase shares of the Company's common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors' capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company's organizational and other expenses. Following the IPO, investors were released from any further obligation to purchase additional shares, subject to certain exceptions. Prior to the IPO, no investor was permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

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

              Except as provided above, three and a half years following the Initial Closing (the "Commitment Period"), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including base management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 10% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments. Upon the commencement of the IPO, the Private Offering has ended and the Commitment Period has terminated.

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

              As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. Effective February 2,

2019, following stockholder approval of the reduced asset coverage requirements, the Company must maintain an asset coverage ratio of only 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make any co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

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
    satisfies either of the following:

    i.
    does not have any class of securities that is traded on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or;

    ii.
    is controlled by a BDC or a group of companies including a BDC the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

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

Limitations on Leverage

              As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities. On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

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

Senior Securities

              Historically, the 1940 Act has permitted us to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions."

              The 1940 Act imposes limitations on a BDC's issuance of preferred shares, which are considered "senior securities" and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.

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

              We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to Investor Relations, Bain Capital Specialty Finance, Inc., 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116, Attention: Bain Capital Specialty Finance, Inc. Investor Relations, or by emailing us at creditinfo@baincapital.com.

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

  •
  pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent public accounting firm, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

  •
  pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Implications of Being an Emerging Growth Company

              We currently are, and expect to remain, an "emerging growth company," as that term is used in the JOBS Act until the earliest of:

  •
  the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2023;

  •
  the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion;

  •
  the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

  •
  the date on which we qualify as a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates equals $700 million or more as of the last business day of our most recently completed second fiscal quarter.

              Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A. of this Form 10-K "Risk Factors—Risks Related to the IPO and Our Common Stock — We will incur significant costs as a result of being a public company" and "Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock."

              In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Information Available

              Our address is 200 Clarendon Street, 37th Floor, Boston, MA 02116. Our phone number is (617) 516-2000, and our internet address is www.baincapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

              The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Certain U.S. Federal Income Tax Consequences

              The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations) pension plans and trusts, financial institutions, real estate investment trusts ("REITs"), RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the "IRS"), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets. For purposes of this discussion, a "U.S. stockholder" is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

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

              If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock. Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Subject to be Taxed as a RIC

              We have elected to be treated as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2016. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the "Annual Distribution Requirement"). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the "Excise Tax Avoidance Requirement"). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

              In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

    •
    qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

    •
    derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and

    •
    diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (collectively, the "Diversification Tests").

              We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities. For the purpose of determining whether the Company satisfies the 90% Income Test and the Diversification Tests described above, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement described above, the Company's proper proportion of any investment in the securities of that issuer that are held by a member of our "controlled group" must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 20% or more of the combined voting stock of at least one of the other corporations.

              In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

              A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Any underwriting fees paid to us are not deductible. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

              We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

              Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections that are intended to maintain our status as a RIC and avoid a fund-level tax.

              Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

              Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

              Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

              If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates (and any applicable U.S. state and local taxes). The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

              Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

Risks Relating to Our Business and Structure

We have a limited operating history.

              We began operations on October 13, 2016 and have limited operating history. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. There can be no assurance that we will achieve the results achieved by past investments of Bain Capital Credit or our Advisor. Past performance should not be relied upon as an indication of future results. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of a stockholder's investment could decline substantially or that the stockholder will suffer a complete loss of its investment in us.

              We are the first BDC that Bain Capital Credit or our Advisor has managed. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the majority of other investment vehicles managed by Bain Capital Credit or our Advisor. We, our Advisor and Bain Capital Credit have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives.

We may be unable to meet our investment objectives or investment strategy.

              Investing in us is intended for long-term investors who can accept the risks associated with investing primarily in potentially illiquid, privately negotiated (i) senior first lien, stretch senior (as further described hereinafter), senior second lien and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle market corporate debt. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. There can be no assurance that we will achieve our investment or performance objectives, including our targeted returns. Accordingly, the possibility of partial or total loss of our capital exists.

We are dependent upon key personnel of Bain Capital Credit and our Advisor.

              Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the financial and managerial expertise of our Advisor, including with resources utilized from Bain Capital Credit. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by Bain Capital Credit or our Advisor could have a material adverse effect on our financial condition, performance and ability to achieve our investment objectives. If these individuals do not maintain their employment or other existing relationships with Bain Capital Credit or our Advisor and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio.

              Bain Capital Credit's and our Advisor's investment professionals have substantial responsibilities in connection with the management of other Bain Capital Credit Clients. The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment. The employees of our Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of our Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of our Advisor cease to be actively involved with us, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct our business. The Board intends to evaluate the commitment and performance of our Advisor in conjunction with the annual approval of the Investment Advisory Agreement and Administration Agreement.

              Under the Resource Sharing Agreement, Bain Capital Credit has agreed to provide our Advisor with experienced investment professionals necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days' notice. We cannot assure stockholders that Bain Capital Credit will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure stockholders that our Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow.

              Further, we depend upon Bain Capital Credit and our Advisor to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If they fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of Bain Capital Credit and our Advisor have relationships are not obligated to provide us with investment opportunities, and we cannot assure you that these relationships will generate investment opportunities for us in the future.

We may not replicate the historical results achieved by Bain Capital Credit, or by our Advisor or its affiliates.

              Our primary focus in making investments may differ from those of existing Bain Capital Credit Funds and Related Funds. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of Bain Capital Credit or the historical performance of Bain Capital Credit Funds and/or Related Funds, and we caution stockholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that our Advisor will be able to continue to implement our investment objectives with the same degree of success as it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

The due diligence process that our Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

              Our Advisor's due diligence may not reveal all of a company's liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Advisor will assess the strength and skills of the company's management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of our Advisor's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

              From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

              During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value ("NAV") without first obtaining approval for such issuance from our stockholders and our Independent Directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

              A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

              We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. The government of the U.K. held an in-or-out referendum on the U.K.'s membership in the EU on June 23, 2016. The referendum resulted in a vote in favor of the exit of the U.K. from the EU ("Brexit"). In March 2017, the U.K. formally invoked Article 50 of the Treaty of Lisbon to begin the process under which the U.K. shall withdraw from the EU in due course. Upon invoking Article 50, the U.K. triggered a two-year period for negotiation of the terms of the withdrawal from the EU. However, there remains a significant degree of uncertainty about how negotiations relating to the U.K.'s withdrawal from the EU and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. During the negotiating period and beyond, the impact of Brexit on the U.K. and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the U.K., Europe and globally, which could adversely affect us.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

              During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest.

              The executive officers and directors and other employees of Bain Capital Credit and our Advisor, including our portfolio managers, are, or may be, investors in, or serve, or may serve, as officers, directors, members, or principals of, entities that operate in the same or a related line of business as we do, or of Bain Capital Credit Clients. Similarly, Bain Capital Credit and Affiliated Advisors may have other clients with similar, different or competing investment objectives. Accordingly, the members of the professional staff of Bain Capital Credit and our Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit.

              In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Investment Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. If our Advisor recommends a particular level of investment for us, and the aggregate amount recommended by our Advisor for us and for other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of such Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor's trade allocation practice, which is generally pro rata based on order size. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.

              Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company's capital structure or otherwise own different classes of a portfolio company's securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.

Bain Capital Credit's Credit Committee, our Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

              The executive officers and directors, principals and other employees of Bain Capital Credit and our Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf, and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, the policies of Bain Capital, or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Bain Capital that benefit from such information, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for our Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments.

              In the course of our investing activities, we will pay management and incentive fees to our Advisor. We have entered into an Investment Advisory Agreement with our Advisor that provides that these fees will be based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, the incurrence of debt or the use of leverage will increase the management fees due to our Advisor. As such, our Advisor may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Advisor (i.e., exceed the Hurdle Amount) at a lower average return on our portfolio. Thus, if we incur additional leverage, our Advisor may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of our Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk our Advisor will make more speculative investments in an effort to receive this payment. Payment-in-kind ("PIK") interest and original issue discount ("OID") would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management ("AUM") and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor.

              In addition, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when our Advisor has interests that differ from those of our stockholders, giving rise to a conflict. As a result, our Advisor may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our AUM and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor. Our Advisor may thus have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash. This risk could be increased because our Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero coupon securities).

              Additionally, the fee we pay our Advisor will effectively be higher after the completion of the IPO. With respect to any period prior to the IPO, pursuant to a waiver agreement with our Advisor, all base management fees in excess of an annual rate of 0.75% of the aggregate gross assets excluding cash and cash equivalents were contractually waived by our Advisor and not subject to recoupment by our Advisor. As a result, upon completion of the IPO, the base management fee has returned to an annual rate of 1.5% of our gross assets. Further, upon completion of the IPO, we will pay our Advisor a 17.5% incentive fee based on pre-incentive fee net investment income and capital gains, an increase from 15.0% prior to the completion of the IPO. In addition, prior to the completion of the IPO, the Administrator did not seek reimbursement for certain expenses payable by us under the Administration Agreement.

              The Board is charged with protecting our interests by monitoring how our Advisor addresses these and other conflicts of interests associated with its services and compensation. While they will not review or approve each investment decision or incurrence of leverage, our Independent Directors will periodically review our Advisor's services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

              We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company's expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of our Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Conflicts created by valuation process for certain portfolio holdings.

              We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these loans and securities in good faith as described below in "—The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments." Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor's investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor's management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor's other affiliates.

              We have entered into an Administration Agreement with our Administrator pursuant to which we are required to pay to our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, our Advisor has entered into a Resource Sharing Agreement with Bain Capital Credit pursuant to which Bain Capital Credit provides our Advisor with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. These agreements create conflicts of interest that the Independent Directors will monitor.

Our Advisor has limited liability and is entitled to indemnification under the Investment Advisory Agreement.

              Under the Investment Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of the Board in following or declining to follow our Advisor's advice or recommendations. Under the Investment Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, including without limitation our Administrator, will not be liable to us for any actions taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Advisor's duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Advisor's duties or by reason of the reckless disregard of our Advisor's duties and obligations under the Investment Advisory Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.

              The business of investing in assets meeting our investment objectives is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have more experience than us and considerably greater resources than us and access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than ours, and thus these competitors may have advantages not shared by us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the requirements we must satisfy to maintain our RIC qualification. Increased competition for, or a diminishment in the available supply of, investments suitable for us could result in lower returns on such investments and have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

              Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. We may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

              With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors' pricing, terms and structure. However, if we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with Bain Capital Credit Funds and Related Funds. See "—Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest."

We may need to raise additional capital.

              We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain additional capital to fund new investments and grow our portfolio of investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute in respect of each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for such taxable year to our stockholders to maintain our ability to be eligible for treatment as a RIC. Amounts so distributed will not be available to fund new investments or repay maturing debt. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

              Further, we may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

Our business could be adversely affected in the event we default under our BCSF Revolving Credit Facility or any future credit or other borrowing facility.

              We have entered into a revolving credit agreement ("BCSF Revolving Credit Facility") with us as equity holder, BCSF I, LLC, as borrower, and Goldman Sachs Bank USA ("Goldman Sachs") as sole lead arranger. In the event we default under our BCSF Revolving Credit Facility or any future credit or other borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

              In addition, following any such default, the agent for the lenders under the relevant credit facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

              Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.

              The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we currently borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our BCSF Revolving Credit Facility, the 2018-1 Notes and any future credit or other borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our Advisor.

              We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our BCSF Revolving Credit Facility or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

              As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisor's assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to us. The Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, modifies the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the Board and a majority of directors who are not interested persons). On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2018, (ii) a hypothetical asset coverage ratio of 200% and (iii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2018, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2018 (257%)(1)	(20.62%)	(11.68%)	(2.74%)	6.20%	15.14%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(25.84%)	(15.08%)	(4.31%)	6.45%	17.21%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(40.15%)	(24.39%)	(8.63%)	7.13%	22.89%

(1)
Based on (i) $1,791.0 million in total assets as of December 31, 2018, (ii) $637.0 million in outstanding indebtedness as of December 31, 2018, (iii) $1,001.6 million in net assets as of December 31, 2018, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.31%.
(2)
Based on (i) $2,155.7 million in total assets on a pro forma basis as of December 31, 2018, after giving effect of a hypothetical asset coverage ratio of 200%, (ii) $1,001.6 million in outstanding indebtedness on a pro forma basis as of December 31, 2018 after giving effect of a hypothetical asset coverage ratio of 200%, (iii) $1,001.6 million in net assets as of December 31, 2018, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.31%.
(3)
Based on (i) $3,157.3 million in total assets on a pro forma basis as of December 31, 2018, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,003.3 million in outstanding indebtedness on a pro forma basis as of December 31, 2018 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,001.6 million in net assets as of December 31, 2018, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.31%.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

              An increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of the London Interbank Offered Rate ("LIBOR" or "L") by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future of LIBOR or of any particular replacement index rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income, which could make it easier for us to meet or exceed the Hurdle Amount and, as a result, increase the incentive fees payable to our Advisor.

We are and may be subject to restrictions under our BCSF Revolving Credit Facility and any future credit or other borrowing facility that could adversely impact our business.

              Our BCSF Revolving Credit Facility, and any future credit or other borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

              In addition, any security interests as well as negative covenants included in our BCSF Revolving Credit Facility or any future credit or other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our BCSF Revolving Credit Facility or any future credit or other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay distributions.

              In addition, under our BCSF Revolving Credit Facility and any future credit or other borrowing facilities, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as restrictions on leverage, which may affect the amount of funding that may be obtained. For example, proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our BCSF Revolving Credit Facility or any future credit or other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and/or make distributions to stockholders required to maintain our ability to be eligible for treatment as a RIC.

We may be the target of litigation.

              We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. In addition our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company's direction. Any litigation could result in substantial costs and divert management's attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

              We expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement ("ASC 820"). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

              Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, our fair valuation process could make it more difficult for investors to accurately value our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger public competitors.

              Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. Further, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

              We will adjust on a quarterly basis the valuation of our portfolio to reflect the Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation on investments.

We may experience fluctuations in our quarterly operating results.

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

New or modified laws or regulations governing our operations may adversely affect our business.

              We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

              In particular, Dodd–Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump has indicated that he may seek to amend or repeal portions of Dodd-Frank, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our operations, cash flows or financial condition or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

              Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, our Advisor may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission ("CFTC") or may determine to operate subject to CFTC regulation, if applicable. If we or our Advisor were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

              On February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.

              On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

              On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks.

              Further, there has been increasing commentary among regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of "shadow banking" (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and our Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to its premature termination or restructuring.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

              There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

              The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of shares of our common stock.

              The Delaware General Corporation Law, as amended (the "DGCL"), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") and bylaws ("Bylaws") contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Accordingly, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

              We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation that classify the Board in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing our Board to classify or reclassify shares of our preferred stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions we have adopted or may adopt in our Certificate of Incorporation and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought in a federal or state court located in the state of Delaware.

              Our Certificate of Incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws or the securities, antifraud, unfair trade practices or similar laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a federal or state court located in the state of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions and to have irrevocably submitted to, and waived any objection to, the exclusive jurisdiction of such courts in connection with any such action or proceeding and consented to process being served in any such action or proceeding, without limitation, by United States mail addressed to the stockholder at the stockholder's address as it appears on our records, with postage thereon prepaid.

              This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Advisor and Administrator each have the ability to resign on 60 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

              Our Advisor has the right under the Investment Advisory Agreement to resign as our Advisor at any time upon not less than 60 days' written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If our Advisor or our Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor, or our Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

              In addition, if our Advisor resigns or is terminated, we would lose the benefits of our relationship with Bain Capital Credit, including the use of Bain Capital Credit's communication and information systems, insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Bain Capital Credit, and we would be required to change our name, which may have a material adverse impact on our operations.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

              Our business is highly dependent on the communications and information systems of Bain Capital Credit. In addition, certain of these systems are provided to Bain Capital Credit by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting or destroying data, degrading or sabotaging our systems or causing other operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer.

              Under the terms of the master loan sale agreement governing the CLO Transaction, we sold and/or contributed to the 2018-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the "Membership Interests". As a result of the CLO Transaction, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the 2018-1 Issuer. As a result, we expect to consolidate the financial statements of the 2018-1 Issuer, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding membership interests in a CLO issuer (i.e., the 2018-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer.

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

              We will manage the assets of the 2018-1 Issuer pursuant to a portfolio management agreement with the 2018-1 Issuer (the "Portfolio Management Agreement"). The indenture governing the 2018-1 Notes (the "2018-1 Indenture") and the Portfolio Management Agreement place significant restrictions on our ability to advise the 2018-1 Issuer to buy and sell Collateral Obligations, and we are subject to compliance with the 2018-1 Indenture and the Portfolio Management Agreement. As a result of the restrictions contained in the 2018-1 Indenture and the Portfolio Management Agreement, the 2018-1 Issuer may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the 2018-1 Issuer and the holders of 2018-1 Notes, and we may be required to make investment decisions on behalf of the 2018-1 Issuer that are different from those made for our other clients. In addition, we may pursue any strategy consistent with the 2018-1 Indenture and the Portfolio Management Agreement, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the 2018-1 Issuer pursuant to the Portfolio Management Agreement, we will elect to not charge any portfolio management fee to which we may be entitled under such Portfolio Management Agreement.

              In our role as portfolio manager of the 2018-1 Issuer, we will be acting solely in the best interests of the 2018-1 Issuer as a whole and not solely in the best interests of the Membership Interests of the 2018-1 Issuer that we hold. As the interests of the holders of the 2018-1 Notes are senior in the 2018-1 Issuer's capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the 2018-1 Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the 2018-1 Notes.

The subordination of the Membership Interests will affect our right to payment.

              The Membership Interests are subordinated to the 2018-1 Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the 2018-1 Issuer (which the 2018-1 Issuer could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the 2018-1 Notes. If the 2018-1 Issuer has not received confirmation from S&P Global Ratings of its initial ratings of each class of the 2018-1 Notes, or if we fail to hold the required amount of Membership Interests as required by European Union risk retention regulations ("Retention Deficiency"), proceeds will be diverted to pay principal on the 2018-1 Notes or to purchase additional collateral obligations (or, in the case of a Retention Deficiency, to the extent necessary to reduce such Retention Deficiency to zero). If during the period from and including the closing date of the CLO Transaction to and including the earliest of (i) October 20, 2022 and (ii) the date of the acceleration of the maturity of the 2018-1 Notes in accordance with the 2018-1 Indenture the applicable Overcollateralization Ratio Test (defined below) is not satisfied, proceeds will be diverted to purchase additional collateral obligations.

              Although these tests generally compare the principal balance of the collateral obligations to the aggregate outstanding principal amount of the 2018-1 Notes, certain reductions are applied to the principal balance of Collateral Obligations in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below, in each case that may increase the likelihood that one or more Overcollateralization Ratio Tests may not be satisfied.

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

              In addition, if an event of default occurs and is continuing, the holders of the 2018-1 Notes will be entitled to determine the remedies to be exercised under the 2018-1 Indenture. Remedies pursued by the holders of the 2018-1 Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the 2018-1 Notes will have no obligation to consider any possible adverse effect on such other interests. See "—The holders of certain of the 2018-1 Notes will control many rights under the 2018-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder."

The holders of certain of the 2018-1 Notes will control many rights under the 2018-1 Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

              Under the 2018-1 Indenture, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the 2018-1 Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the 2018-1 Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the 2018-1 Notes (in order of seniority) and certain other amounts owing by the 2018-1 Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the 2018-1 Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the 2018-1 Notes following an event of default) has occurred and is continuing, we will not have any creditors' rights against the 2018-1 Issuer and will not have the right to determine the remedies to be exercised under the 2018-1 Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the 2018-1 Notes and the fees, expenses, and other liabilities payable by the 2018-1 Issuer. The ability of the holders of the 2018-1 Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the 2018-1 Indenture, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the 2018-1 Indenture, we as the portfolio manager of the 2018-1 Issuer may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the 2018-1 Indenture.

              If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the 2018-1 Indenture), then (x) we as the portfolio manager of the 2018-1 Issuer may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the 2018-1 Indenture and (y) the trustee will retain the assets securing the 2018-1 Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the 2018-1 Notes in accordance with the 2018-1 Indenture, unless: (i) the trustee, pursuant to the 2018-1 Indenture and in consultation with us as the portfolio manager of the 2018-1 Issuer, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the 2018-1 Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such 2018-1 Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the portfolio manager of the 2018-1 Issuer and the holders of at least 66 2/3% (a "Supermajority") of the most senior outstanding class of the 2018-1 Notes agrees with such determination; (ii) in the case of certain events of default, a Supermajority of the most senior outstanding class of the 2018-1 Notes directs the sale and liquidation of the assets; or (iii) a Supermajority of each class of the 2018-1 Notes (voting separately by class) directs the sale and liquidation of the assets.

The 2018-1 Indenture requires mandatory redemption of the 2018-1 Notes for failure to satisfy Coverage Tests.

              Under the documents governing the CLO Transaction, there are two coverage tests (the "Coverage Tests") applicable to the 2018-1 Notes.

              The first such test (the "Interest Coverage Test") compares the amount of interest proceeds received on the portfolio loans held by the 2018-1 Issuer to the amount of interest due and payable on the 2018-1 Notes. To meet this first test, for each class of 2018-1 Notes, interest received on the portfolio loans must equal at least 120%, 115% or 110% of the interest payable in respect of the Class A, Class B and Class C 2018-1 Notes, respectively.

              The second such test (the "Overcollateralization Ratio Test") compares the adjusted collateral principal amount of the portfolio of Collateral Obligations of the CLO Transaction to the aggregate outstanding principal amount of the 2018-1 Notes. To meet this second test at any time, for each class of 2018-1 Notes, the adjusted collateral principal amount of such Collateral Obligations must equal at least 137.1%, 126.2% or 117.1% of the outstanding principal amount of the 2018-1 Notes comprising the Class A, B and C Classes, respectively.

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

Risks Relating to the 1940 Act

We and our Advisor are subject to regulations and SEC oversight. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

              As a BDC, we are subject to a portion of the 1940 Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve the same results as other vehicles managed by Bain Capital Credit and/or our Advisor.

              However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

              In addition to these and other requirements applicable to us, our Advisor is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or our Advisor operate, it could adversely affect our business.

Our ability to enter into transactions with our affiliates is restricted.

              We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. We consider our Advisor and its affiliates, including Bain Capital Credit, to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our Independent Directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

              We may, however, invest alongside Bain Capital Credit Clients in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside Bain Capital Credit Clients consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and our Advisor, acting on our behalf and on behalf of such Bain Capital Credit Clients, negotiates no term other than price. We may also invest alongside Bain Capital Credit Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Bain Capital Credit's allocation policy. If we are prohibited by applicable law from investing alongside Bain Capital Credit Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. If our Advisor recommends a particular level of investment to us, and the aggregate amount recommended to us by our Advisor and to other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of the Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor's trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

              In situations where co-investment with other Bain Capital Credit Clients is not permitted or appropriate, subject to the limitations described in the preceding paragraph, Bain Capital Credit will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

              We, our Advisor and Bain Capital Credit have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit Clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent other Bain Capital Credit Clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit Clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.

Our ability to sell or otherwise exit investments also invested in by other Bain Capital Credit investment vehicles is restricted.

              We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include other Bain Capital Credit Funds, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

              As a BDC, we may not acquire any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

              We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. See "Item 1. Business— Regulation as a Business Development Company —Qualifying Assets."

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

              We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain disclosure and approval requirements are met) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness.

              Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions we are not generally able to issue and sell our common stock at a price per share below NAV. We may, however, sell our common stock, or warrants, options, or rights to acquire shares of our common stock, at a price below the current NAV of shares of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our stockholders to issue common stock at a price below its then current NAV per share.

Certain investors are limited in their ability to make significant investments in us.

              Private funds that are excluded from the definition of "investment company" either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

              Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company's ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results.

              A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company's ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

              Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our debt investments may be risky, and we could lose all or part of our investments.

              Debt portfolios are subject to credit and interest rate risk. "Credit risk" refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. "Interest rate risk" refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board raised the federal funds rate in December 2015, in December 2016, in March 2017, in June 2017, in December 2017, March 2018, June 2018 and again in October 2018, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

We may hold the debt securities of leveraged companies.

              Portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, portfolio companies which our Advisor expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.

              Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and us as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes, (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage, and (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. As a result, the ability of these leveraged companies to respond to changing business and economic conditions and to take advantage of business opportunities may be limited.

              A leveraged portfolio company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company. Accordingly, leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.

We expect to invest in middle market companies, which involve higher risks than investments in larger companies.

              We invest, and expect to invest in middle market companies, which companies often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, and may, in turn, adversely affect the price and timing of liquidation of our investments.

              Middle market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and our Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

              In addition, investment in middle market companies involves a number of other significant risks, including:

  •
  they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  •
  they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

  •
  changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

  •
  they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The lack of liquidity in our investments may adversely affect our business.

              The lack of an established, liquid secondary market for a large portion of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that we can dispose of a particular investment at its prevailing fair value.

              A portion of our investments may consist of securities that are subject to restrictions on resale by us because they were acquired in a "private placement" or similar transaction or because we are deemed to be an affiliate of the issuer of such securities. We will be able to sell such securities only under applicable securities laws, which may permit only limited sales under specified conditions or subject us to additional potential liability.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

              As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board as described above in "—The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments."

              When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investments in secured loans may nonetheless expose us to losses from default and foreclosure.

              While we may invest in secured loans, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. There is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Furthermore, we cannot assure that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.

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

Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.

              The mezzanine debt and other junior securities in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by us may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by us. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on our mezzanine or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our mezzanine debt and other junior securities and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

              Many issuers of mezzanine debt and other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt and other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuer. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.

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

Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

              The terms of loans acquired or originated by us may be subject to early prepayment options or similar provisions which, in each case, could result in us realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company's improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Prepayments could also negatively impact our ability to pay, or the amount of, distributions on our common stock, which could result in a decline in the market price of our shares. Further, in the case of some of these loans, having the loan paid early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields. Our inability to reinvest such proceeds may materially affect our overall performance.

              We are generally unable to predict the rate and frequency of such prepayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies.

Our loans may have limited amortization requirements.

              We may invest in debt that has limited mandatory amortization and interim repayment requirements. A low level of amortization of any debt, over the life of the investment, may increase the risk that a portfolio company will not be able to repay or refinance the debt held by us when it comes due at its final stated maturity.

We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.

              We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. High yield debt generally experiences greater default rates than is the case for investment-grade securities. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuer. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

              For a description of zero-coupon or deferred interest bonds, see "—Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk."

We may invest in equity securities, which generally have greater price volatility than fixed income securities.

              We may in certain limited circumstances invest in equity securities, including equity securities issued by entities with unrated or below investment-grade debt. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer's capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company's success. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

              Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

              There are special risks associated with investing in preferred securities, including:

  •
  preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

  •
  preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

  •
  preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

  •
  generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

The prices of the financial instruments in which we invest may be highly volatile.

              Price movements of instruments in which our assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments, from time to time, intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

Our investment in entire portfolios may not be as successful as acquiring the assets individually.

              We may invest in entire portfolios of assets sold by hedge funds, other BDCs, regional commercial banks, specialty finance companies and other types of financial firms. The performance of individual assets in such a portfolio will vary, and the return on our investment in an entire portfolio may not exceed the returns we would have received had we purchased some, but not all, of the assets contained in such portfolio.

Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies.

              We may invest in the obligations of companies that are financially troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Although the terms of such financing may result in significant returns to us, investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. We may make investments that become distressed due to factors outside the control of our Advisor. There is also no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose all or part of our investment, may be required to accept collateral, cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Additionally, we may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders.

Investments in "event-driven" special situations may not fully insulate us from risks inherent in our planned activities.

              Our strategies, from time to time, involve investments in "event-driven" special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and we could be incorrect in our assessment of the downside risk associated with an investment, thus resulting in a significant loss. Although we intend to utilize appropriate risk management strategies, such strategies cannot fully insulate us from the risks inherent in our planned activities. Moreover, in certain situations, we may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

We may be subject to lender liability and equitable subordination.

              In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed "lender liability"). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.

              In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination." Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.

              If we purchase debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require us to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

Participation on creditors' committees may expose our Advisor to liability.

              Our Advisor may participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or our Advisor may seek to negotiate directly with the debtors with respect to restructuring issues. If our Advisor does join a creditors' committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to us in such proceedings. By participating on such committees, our Advisor may be deemed to have duties to other creditors represented by the committees, which might expose our Advisor to liability to such other creditors who disagree with our Advisor's actions.

              While our Advisor intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, our Advisor may trade in a portfolio company's securities while engaged in the portfolio company's restructuring activities. Such trading creates a risk of litigation and liability that may cause our Advisor and/or us to incur significant legal fees and potential losses.

We cannot assure the accuracy of projections and forecasts used by our Advisor.

              Our Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company's future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors that could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates, domestic and foreign business, market, financial or legal conditions, differences in the actual allocation of our investments among asset groups from that described herein, the degree to which our investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer or industry.

              We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the Diversification Tests (as defined above in "Item 1. Business – Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC") associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, our assets may not be diversified. Any such non-diversification would increase the risk of loss to us if there was a decline in the market value of any loan in which we had invested a large percentage of its assets. If a large portion of our assets is held in cash or similarly liquid form, our performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a "diversified" fund. We may have a more concentrated or less broad and varied portfolio than an average mutual fund. A more concentrated portfolio can cause a portfolio such as ours to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

              Following our initial investment in a portfolio company, we may decide to provide additional funds to such portfolio company, seeking to:

  •
  increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

  •
  exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

  •
  preserve or enhance the value of our investment.

              There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Bain Capital Credit and our Advisor's allocation policy or our ability to comply with our exemptive relief. Any decision by us not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase its participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

              The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by non-guarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Further, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.

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

The disposition of our investments may result in contingent liabilities.

              We may, from time to time, incur contingent liabilities in connection with an investment. For example, we may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn or may originate or make a secondary purchase of a revolving credit facility. If the borrower subsequently draws down on the facility, we will be obligated to fund the amounts due. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on us.

We may be subject to risks under hedging transactions and may become subject to risk if we invest in non-U.S. securities.

              Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in loans and securities of non-U.S. issuers involves additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies. Further, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

              We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Our investments or liabilities may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar.

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

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

              Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

  •
  OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;

  •
  OID income may also create uncertainty about the source of our cash dividends;

  •
  OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

  •
  for accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact;

  •
  generally, we need to recognize income for income tax purposes no later than when we recognize such income for accounting purposes;

  •
  the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;

  •
  the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to our Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;

  •
  even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

  •
  OID and PIK create the risk that incentive fees will be paid to our Advisor based on non-cash accruals that ultimately may not be realized, while our Advisor will be under no obligation to reimburse us for these fees; and

  •
  PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

We are subject to risks associated with investing alongside other third parties, including our joint venture.

              We have invested in a joint venture, ABC Complete Financing Solution LLC, and may invest in additional or different joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

              More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.

Federal Income Tax and Other Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

              In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. These tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be eligible for taxation as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See "Item 1. Business – Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC"

Shareholders may be required to pay tax in excess of the cash they receive.

              Under the DRIP, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions automatically reinvested in additional shares of that stockholder's common stock unless such stockholder, or his, her or its nominee on such stockholder's behalf, specifically "opts out" of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not "opt out" of the DRIP, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to "opt out" of the DRIP, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement (as defined above "Item 1. Business – Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC"). As long as a portion of this dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

              For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as amounts accrued as OID. OID may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income regardless of whether we concurrently receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash concurrently with such inclusion.

              Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, as distributions to our stockholders in order to maintain our ability to be eligible for treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify to be eligible for treatment as a RIC and thus be subject to corporate-level income tax.

We may experience potential adverse tax consequences as a result of not being treated as a "publicly offered regulated investment company."

              We will be treated as a "publicly offered regulated investment company" (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a distribution from us in the amount of such U.S. stockholder's allocable share of the management and incentive fees paid to our Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder's miscellaneous itemized deductions exceeds 2% of such U.S. stockholder's adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

We may be subject to withholding of U.S. federal income tax on distributions for non-U.S. stockholders.

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

              However, if properly reported by a RIC as such, dividend distributions by the RIC derived from certain interest income (such distributions, "interest-related dividends") and certain net short-term capital gains (such distributions, "short-term capital gain dividends") generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to "qualified net interest income" (i.e., "qualified interest income," which generally consists of certain interest and OID on obligations "in registered form" as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

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

We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to taxpayers.

              We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See Item 1. Business – Certain U.S. Federal Income Tax Consequences.

Our business may be adversely affected if we fail to maintain our qualification as a RIC.

              To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below and defined and further described in Item 1. Business – "Certain U.S. Federal Income Tax Consequences." The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the "spillback dividend" provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

              The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We may be impacted by recently enacted federal tax legislation.

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

Risks Relating to the IPO and Our Common Stock

Investing in our common stock involves an above average degree of risk.

              The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Therefore, an investment in shares of our common stock may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

The market price of our common stock may fluctuate significantly.

              The market price and liquidity of the market for shares of our common stock that will prevail in the market after the IPO may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

  •
  significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  the inclusion or exclusion of our stock from certain indices;

  •
  changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

  •
  any loss of RIC or BDC status;

  •
  changes in earnings or perceived changes or variations in operating results;

  •
  changes or perceived changes in the value of our portfolio of investments;

  •
  changes in accounting guidelines governing valuation of our investments;

  •
  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  •
  the inability of our Advisor to employ additional experienced investment professionals or the departure of any of our Advisor's key personnel;

  •
  short-selling pressure with respect to shares of our common stock or BDCs generally;

  •
  future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

  •
  uncertainty surrounding the strength of the U.S. economy;

  •
  concerns regarding European sovereign debt and economic activity generally;

  •
  operating performance of companies comparable to us;

  •
  general economic trends and other external factors; and

  •
  loss of a major funding source.

              In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Prior to the IPO, there had been no public market for our common stock, and we cannot assure you that the market price of shares of our common stock will not decline following the IPO.

              We cannot assure you that a trading market will develop for our common stock after the IPO or, if one develops, that such trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline and may be greater for investors expecting to sell shares of common stock purchased in the offering soon after the offering. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite stockholders approve such a sale.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

              Upon completion of the IPO, we have 51,482,137.46 shares of common stock outstanding. Following the IPO and the expiration of applicable lock-up periods, sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Purchases of our common stock under the 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

              BCSF Investments, LLC and certain individuals, including Michael A. Ewald, our Chief Executive Officer and a Managing Director of Bain Capital Credit, Jonathan S. Lavine, Co-Managing Partner of Bain Capital and Founder and Chief Investment Officer of Bain Capital Credit, John Connaughton, Co-Managing Partner of Bain Capital, LP, Jeffrey B. Hawkins, Chairman of our Board of Directors and a Managing Director of Bain Capital Credit, and Michael J. Boyle, our Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 Plan has been exhausted or one year after the closing of the IPO, subject to certain conditions. Purchases of our common stock in the open market pursuant to the 10b5-1 Plan will be subject to certain conditions and conducted in accordance with Rule 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. Whether purchases will be made pursuant to the 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.

              We have adopted a DRIP, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distribution. See Item 1. Business "Dividend Reinvestment Plan" for a description of our dividend policy and obligations.

              If on the payment date for any distribution, the most recently computed NAV per share is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant's account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share provided that, if the NAV is less than or equal to 95% of the then current market price per share, the dollar amount of the distribution will be divided by 95% of the market price on the payment date. Accordingly, participants in the DRIP may receive a greater number shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our DRIP will experience dilution in their ownership percentage of our common stock over time.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

              The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms more favorable to the holders of preferred stock than to our common stockholders could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, participating preferred stock and preferred stock constitutes a "senior security" for purposes of the asset coverage test.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

              We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our BCSF Revolving Credit Facility or any future credit or other borrowing facility, our ability to pay distributions to our stockholders could be limited because we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our BCSF Revolving Credit Facility or any future credit or other borrowing facility and such other factors as our Board may deem relevant from time to time.

              Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder's adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such shares. Distributions in excess of a stockholder's adjusted tax basis in its shares of our common stock or preferred stock will generally constitute capital gains to such stockholder.

              A distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes is not a distribution of the RIC's net ordinary income or capital gains. Accordingly, stockholders should carefully read any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

Our stockholders may experience dilution in their ownership percentage.

              Our stockholders do not have preemptive rights to any shares of our common stock we issue in the future. To the extent that we issue additional equity interests at or below NAV your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future and the value of our investments, you may also experience dilution in the book value and fair value of your shares of our common stock.

              Under the 1940 Act, we generally are prohibited from issuing or selling shares of our common stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell up to 25% of our then outstanding shares of our common stock, or warrants, options, or rights to acquire shares of our common stock, at a price below the current NAV of shares of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing shares of our common stock or senior securities convertible into, or exchangeable for, shares of our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

We will incur significant costs as a result of being a public company.

              Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, while we currently file annual, quarterly and current reports with respect to our business and financial condition under the Exchange Act, we will incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

              We currently are, and expect to remain for so long as we satisfy the applicable standard under the JOBS Act, an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2023, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we qualify as a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates equals $700 million or more as of the last business day of our most recently completed second fiscal quarter. Although we expect to become a large accelerated filer or otherwise cease to qualify as an emerging growth company at a point in time prior to the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, we currently are a "non-accelerated filer" under the Exchange Act, and thus remain eligible to comply with the less rigorous disclosure and other requirements applicable to emerging growth companies under the federal securities laws. We cannot predict if investors will find shares of our common stock less attractive because we will rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

              In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing not to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to compare our financial statements to companies that comply with private company effective dates.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

              Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley.

              As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management's time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

              Our common stock is traded on the New York Stock Exchange under the symbol "BCSF." Prior to the completion of the IPO our outstanding common stock was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act.

              Our common stock has historically traded below our NAV per share and may in the future trade at levels above NAV that may prove to be unsustainable. It is not possible to predict whether our common stock will trade at, above or below NAV.

Holders

              As of February 25, 2019, there were approximately 3,221 holders of record of our common stock.

Distribution Policy

              To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

              The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, the Company must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses ("investment company taxable income"), determined without regard to any deduction for distributions paid. In order to avoid 4% excise taxes imposed on RICs, the Company is required to distribute dividends to its stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses ("capital gain net income"), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which the Company previously did not incur any U.S. federal income tax.

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

Dividend Reinvestment Plan

              We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board declares a cash distribution, then our stockholders who acquire shares of our common stock after our listing and have not elected to "opt out" of our DRIP will have their cash distributions automatically reinvested in additional shares of our common stock as described below. Any stockholders who held shares of our common stock prior to our listing had to opt in to the DRIP.

              No action is required on the part of a registered stockholder who acquired shares of our common stock after our listing on the New York Stock Exchange to have his or her cash distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for each stockholder to acquire shares in non-certificated form through the plan if such stockholders have not elected to receive their distributions in cash. Those stockholders who hold shares through a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election.

Performance Graph

              The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor's 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2018. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor's 500 Stock Index and the Standard & Poor's BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

105
100
95
90
85
80
11/15/2018
11/16/2018
11/19/2018
11/20/2018
11/21/2018
11/23/2018
11/26/2018
11/27/2018
11/28/2018
11/29/2018
11/30/2018
12/3/2018
12/4/2018
12/6/2018
12/7/2018
12/10/2018
12/11/2018
12/12/2018
12/13/2018
12/14/2018
12/17/2018
12/18/2018
12/19/2018
12/20/2018
12/21/2018
12/24/2018
12/26/2018
12/27/2018
12/28/2018
12/31/2018
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds

              Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Purchases under the 10b5-1 Plan

              The following table provides information regarding purchases of our common stock by certain individuals affiliated with the Company pursuant to the 10b5-1 Plan for each month from November 2018 (beginning November 15, 2018) through December 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 15, 2018 through November 30, 2018	-	-	-	$20,000,000
December 1, 2018 through December 31, 2018	265,754	$15.28	265,754	$15,545,099

Total	265,754		265,754

(1)
Shares purchased by certain individuals affiliated with the Company pursuant to the 10b5-1 Plan, which was entered into on November 28, 2018. Under the 10b5-1 Plan, the participants will buy up to $20.0 million in the aggregate of our common stock in the open market during the period beginning December 17, 2018 and ending on the earlier of the date on which the capital committed to the 10b5-1 Plan has been exhausted or November 19, 2019, subject to certain conditions. As of February 28, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

Item 6. Selected Consolidated Financial Data

              The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

              The following selected consolidated financial data as of and for the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report:

	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016
Consolidated Statements of operations data:
Total investment income	$99,293,982	$24,605,134	$868,550
Total expenses, net of waivers	43,363,281	10,395,929	1,950,084

Net investment income (loss) before taxes	55,930,701	14,209,205	(1,081,534)
Excise tax expense	309	4,882	—

Net investment income (loss) after taxes	55,930,392	14,204,323	(1,081,534)
Net realized and unrealized gain (loss)	(29,285,198)	5,095,619	1,690,509

Net increase in net assets resulting from operations	$26,645,194	$19,299,942	$608,975

Per share data:
Net investment income (loss)	$1.45	$0.73	$(0.90)
Net increase in net assets resulting from operations	$0.69	$0.99	$0.51
Distributions declared(1)	$1.52	$0.70	$0.015
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$1,791,014,099	$988,251,310	$176,855,085
Total investments, at fair value	1,727,805,671	831,578,071	107,942,008
Total liabilities	789,384,952	481,288,482	66,510,827
Total debt, net of unamortized debt issuance costs	634,924,582	451,000,000	59,100,000
Total net assets	1,001,629,147	506,962,828	110,344,258

  (1)
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

Overview

              Bain Capital Specialty Finance, Inc. (the "Company", "we", "our" and "us") is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We are managed by BCSF Advisors, LP (our "Advisor" or "BCSF Advisors"), a subsidiary of Bain Capital Credit, LP ("Bain Capital Credit"). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our "Administrator" or "BCSF

Advisors"). Since we commenced operations on October 13, 2016 through December 31, 2018, we have invested approximately $2,180.4 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

              On November 19, 2018, we closed our initial public offering (the "IPO") issuing 7,500,000 shares of our common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018.

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

              As a BDC, we may not acquire any assets other than "qualifying assets" specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in "eligible portfolio companies." Pursuant to rules adopted by the SEC, "eligible portfolio companies" include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

              As a BDC, we may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies.

Revenues

              We primarily generate revenue in the form of interest income on debt investments and distributions on equity investments and, to a lesser extent, capital gains, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into or against income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

              Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2018 and December 31, 2017, 95.5% and 98.4%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

              Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

              Our primary operating expenses may include the payment of fees to our Advisor under the investment advisory agreement (the "Investment Advisory Agreement"), our allocable portion of overhead expenses under the administration agreement (the "Administration Agreement") and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

  •
  our operational and organizational cost;

  •
  the costs of any public offerings of our common stock and other securities, including registration and listing fees;

  •
  costs of calculating our net asset value (including the cost and expenses of any third-party valuation services);

  •
  fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including our Advisor's or its affiliates' travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring our investments and, if necessary, enforcing our rights;

  •
  interest payable on debt and other borrowing costs, if any, incurred to finance our investments;

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

  •
  costs of holding stockholder meetings;

  •
  our fidelity bond;

  •
  directors' and officers' errors and omissions liability insurance, and any other insurance premiums;

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

              To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We may also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our "Board"). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.8 million, $0.5 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

              We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of December 31, 2018, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200%. Effective February 2, 2019, following shareholder approval of the reduced asset coverage proposal, the Company may maintain an asset coverage ratio of 150%. See "Subsequent Events". We do not intend to change our primary focus of capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle market companies. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

              During the year ended December 31, 2018, we invested $1,168.7 million in 110 portfolio companies, including ABCS as a single portfolio company, and had $235.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $933.5 million for the year.

              During the year ended December 31, 2017, we invested $789.6 million in 73 portfolio companies, including ABCS as a single portfolio company, and had $75.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in net investments of $714.0 million for the year.

              During the year ended December 31, 2016, we invested $106.6 million in 12 portfolio companies and had $0.3 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $106.3 million for the year.

              The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$1,074,413,132	61.3%	$1,058,838,409	61.3%	7.0%
First Lien Last Out Loans (1)	27,325,127	1.5	27,487,248	1.6	8.7
Second Lien Senior Secured Loans (1)	263,758,359	15.0	258,141,014	14.9	9.7
Subordinated Debt (1)	39,710,860	2.3	39,625,000	2.3	11.2
Corporate Bonds (1)	41,388,040	2.4	35,023,170	2.0	8.1
Investment Vehicles (1) (2)	279,890,772	16.0	279,362,792	16.2	14.0
Equity Interest	24,077,806	1.4	26,521,285	1.5	N/A
Preferred Equity	2,552,879	0.1	2,806,753	0.2	N/A
Warrants	—	0.0	—	0.0	N/A

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%	8.7%

  (1)
  Computed for debt investments based upon the annual interest rate, including PIK, at December 31, 2018, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at December 31, 2018. Weighted average yield for Investment Vehicles represents the weighted average levered yield of our proportionate investment in ABCS at December 31, 2018. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, as defined below, divided by our par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.
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
  (2)
  Represents equity investment in ABCS.

              The following table presents certain selected information regarding our investment portfolio as of December 31, 2018:

As of December 31, 2018
Number of portfolio companies (2)	132
Percentage of debt bearing a floating rate (1)	95.5%
Percentage of debt bearing a fixed rate (1)	4.5%

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

(1)
Measured on a fair value basis.
(2)
Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

              The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,753,116,975	100.0%	$1,727,805,671	100.0%
Non-accrual	—	—	—	—

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

              The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2017:

	As of December 31, 2017
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$821,262,924	100.0%	$831,578,071	100.0%
Non-accrual	—	—	—	—

Total	$821,262,924	100.0%	$831,578,071	100.0%

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

              The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents, foreign cash and restricted cash as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$14,692,877	0.8%	$14,692,877	0.8%
Foreign cash	588,622	0.0	591,113	0.0
Restricted cash	17,986,541	1.0	17,986,541	1.0
First Lien Senior Secured Loans	1,074,413,132	60.1	1,058,838,409	60.1
First Lien Last Out Loans	27,325,127	1.5	27,487,248	1.6
Second Lien Senior Secured Loans	263,758,359	14.8	258,141,014	14.6
Subordinated Debt	39,710,860	2.2	39,625,000	2.3
Corporate Bonds	41,388,040	2.3	35,023,170	2.0
Investment Vehicles (1)	279,890,772	15.7	279,362,792	15.9
Equity Interest	24,077,806	1.4	26,521,285	1.5
Preferred Equity	2,552,879	0.2	2,806,753	0.2
Warrants	—	0.0	—	0.0

Total	$1,786,385,015	100.0%	$1,761,076,202	100.0%

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

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$ 279,890,772	16.0%	$ 279,362,792	16.2%
High Tech Industries	205,845,620	11.7	202,999,747	11.7
Services: Business	137,816,914	7.9	135,398,202	7.8
Healthcare & Pharmaceuticals	127,104,300	7.3	125,744,586	7.3
Aerospace & Defense	120,069,733	6.8	121,411,334	7.0
Transportation: Cargo	85,197,021	4.9	83,514,319	4.8
Hotel, Gaming & Leisure	81,486,330	4.6	80,683,590	4.7
Consumer Goods: Non-Durable	73,809,233	4.2	71,439,678	4.1
Wholesale	64,529,679	3.7	63,050,944	3.6
Capital Equipment	44,054,103	2.5	42,795,894	2.5
Construction & Building	41,239,595	2.4	41,581,979	2.4
Retail	43,264,007	2.5	41,384,480	2.4
FIRE: Insurance (2)	43,288,364	2.5	41,107,152	2.4
Service: Consumer	41,327,064	2.4	41,022,081	2.4
Containers, Packaging & Glass	40,213,180	2.3	38,694,275	2.2
Beverage, Food & Tobacco	38,154,943	2.2	35,612,284	2.1
Energy: Oil & Gas	31,540,815	1.8	31,195,498	1.8
Media: Diversified & Production	30,363,916	1.7	30,490,333	1.8
Automotive	29,482,446	1.7	29,337,032	1.7
Energy: Electricity	22,368,502	1.3	22,283,631	1.3
Forest Products & Paper	22,514,526	1.3	21,902,974	1.3
Media: Broadcasting & Subscription	21,868,277	1.2	20,944,540	1.2
Media: Advertising, Printing & Publishing	19,635,378	1.1	19,730,774	1.1
Chemicals, Plastics & Rubber	19,146,824	1.1	19,511,146	1.1
Consumer Goods: Durable	17,097,312	0.9	17,247,902	1.0
Environmental Industries	16,488,981	0.9	16,482,011	1.0
Telecommunications	15,239,284	0.9	15,121,027	0.9
Banking	13,259,712	0.7	13,234,599	0.8
FIRE: Real Estate (2)	10,713,530	0.6	10,650,360	0.6
Utilities: Electric	12,483,046	0.7	10,310,670	0.6
FIRE: Finance (2)	3,623,568	0.2	3,559,837	0.2

Total	$ 1,753,116,975	100.0%	$ 1,727,805,671	100.0%

    (1)            Represents equity investment in ABCS.

    (2)            Finance, Insurance and Real Estate ("FIRE").

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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018:

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$ 17,300,711	1.0%	1	0.7%
2	1,684,494,290	97.5	128	97.0
3	26,010,670	1.5	3	2.3
4	—	—	—	—

Total	$ 1,727,805,671	100.0%	132	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$—	—%	—	—%
2	831,578,071	100.0	85	100.0
3	—	—	—	—
4	—	—	—	—

Total	$831,578,071	100.0%	85	100.0%

Antares Bain Capital Complete Financing Solution

              We have entered into a limited liability company agreement with Antares Midco Inc. ("Antares") to invest in ABC Complete Financing Solution LLC, which makes investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS' principal purpose is to make investments, primarily in senior secured unitranche loans. We record our investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, are recorded as a return of capital and reduce the amortized cost of controlled affiliate investments.

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

              Investment decisions of ABCS require the consent of both our Advisor and Antares Credit Opportunities Manager LLC, as representatives of us and Antares, respectively. Each of our Advisor and Antares source investments for ABCS. ABCS's affairs are conducted by Antares Credit Opportunities Manager LLC, as manager of ABCS.

              The following table shows the ABCS maximum capital contributions, contributions and unfunded capital contributions from its members as of December 31, 2018.

	As of December 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$281,201,031	$143,798,969
Antares Midco Inc.	525,000,000	347,360,091	177,639,909

Total Investments	$950,000,000	$628,561,122	$321,438,878

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

              ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the "ABCS Facility"). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of December 31, 2018 and December 31, 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt under the credit facility, respectively. As of December 31, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.13% and 4.30% per annum, respectively.

              As of December 31, 2018 and December 31, 2017, ABCS held total investments with a fair value of $1,632.5 million and $956.2 million, respectively. As of December 31, 2018 and December 31, 2017, ABCS's portfolio was comprised of senior secured unitranche loans of 22 and 14 different borrowers, respectively. As of December 31, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS's portfolio, followed by a portfolio listing as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,648,306,973	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.5%	8.1%
Largest loan to a single borrower (1)	$122,910,538	$106,231,058
Total of five largest loans to borrowers (1)	$566,072,685	$465,635,606
Number of borrowers in the ABCS	22	14
Commitments to fund delayed draw loans (3)	$57,622,635	$25,087,777

(1)
At principal amount.
(2)
Based on par amount.
(3)
As discussed above, these commitments have been approved by ABCS.

              Below is certain summarized financial information for ABCS as of and for the year ended December 31, 2018 and as of December 31, 2017 and for the period from November 29, 2017 through December 31, 2017:

  Selected Balance Sheet Information

	As of
	December 31, 2018	December 31, 2017
Loans, net of allowance of $17,616,259 and $0, respectively (1)	$1,616,794,497	$956,184,609
Cash, restricted cash and other assets	52,240,642	33,348,801

Total assets	$1,669,035,139	$989,533,410

Debt (2)	$1,027,614,661	$587,657,029
Other liabilities	30,762,175	3,340,372

Total liabilities	$1,058,376,836	$590,997,401

Members' equity	610,658,303	398,536,009

Total liabilities and members' equity	$1,669,035,139	$989,533,410

(1)
ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB ASC 310, Receivables, and FASB ASC 450 Contingencies. The allowance for loan loss as of December 31, 2018 is a general allowance, there was no specific allowance for loan losses during the period. The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company's valuation of ABCS as a whole.
(2)
Net of $3.6 million and $4.5 million deferred financing costs for the ABCS Facility, as of December 31, 2018 and 2017, respectively.

  Selected Statement of Operations Information

	For the Year Ended	For the Period From November 29, 2017 through
	December 31, 2018	December 31, 2017
Interest income	$104,547,506	$6,815,586
Fee income	1,201,459	19,172

Total revenues	105,748,965	6,834,758
Credit facility expenses (1)	45,634,664	3,192,066
Other fees and expenses	22,231,409	3,100,844

Total expenses	67,866,073	6,292,910

Net investment income	37,882,892	541,848
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—

Net increase in members' capital from operations	$37,882,892	$$541,848

(1)
As of December 31, 2018 and December 31, 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt, respectively

Loan Origination and Structuring Fees

              ABCS is obligated to pay sourcing fees to the applicable member, or its affiliate, that sources the deal. For the year ended December 31, 2018 and for the period from November 29, 2017 through December 31, 2017 the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments
As of December 31, 2018

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878,108	$11,878,108	$11,878,108

Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680,389	26,387,900	26,546,987
Solaray, LLC (3)	-	-	9/9/2023	$-	-	(33,132)

Total Consumer Goods: Non-Durable					26,387,900	26,513,855
FIRE: Insurance
Margaux Acquisition Inc. (3)	-	-	12/19/2024	$-	-	(417,349)

Total FIRE: Insurance					-	(417,349)
High Tech Industries
Element Buyer, Inc. (3)	-	-	7/19/2025	$-	-	(133,001)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600,080	7,473,201	7,543,079

Total High Tech Industries					7,473,201	7,410,078
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478,122	2,471,720	2,459,537
Ansira Holdings, Inc. (3)	-	-	12/20/2022	$-	-	(56,379)

Total Media: Advertising, Printing & Publishing					2,471,720	2,403,158
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605,055	2,583,309	2,605,055

Total Services: Consumer					2,583,309	2,605,055
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672,019	1,669,299	1,672,019
Direct Travel, Inc.	-	-	12/1/2021	$-	-	-

Total Transportation: Consumer					1,669,299	1,672,019

Total Delayed Draw Term Loan					$52,463,537	$52,064,924

First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,860,616	116,559,417	117,565,964

Total Aerospace & Defense					116,559,417	117,565,964
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,441,743	86,415,211	86,441,743

Total Capital Equipment					86,415,211	86,441,743
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,397,584	48,348,003	47,913,608
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813,402	73,813,402	73,813,402

Total Chemicals, Plastics & Rubber					122,161,405	121,727,010
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832,202	77,613,584	77,255,558

Total Construction & Building					77,613,584	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,090,608	68,773,182	68,399,702
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231,137	60,179,302	59,628,826

Total Consumer Goods: Durable					128,952,484	128,028,528
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230,150	95,175,207	95,748,999

Total Consumer Goods: Non-Durable					95,175,207	95,748,999
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025,323	88,985,892	86,874,436

Total Energy: Oil & Gas					88,985,892	86,874,436
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,124,823	63,765,565	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	21,651,078	21,665,453

Total FIRE: Insurance					85,416,643	85,487,780
High Tech Industries
Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,181,667	67,508,387	67,158,942
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287,148	83,863,326	84,647,494

Total High Tech Industries					151,371,713	151,806,436

Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011,099	80,874,067	80,403,516
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,417,703	11,417,703	11,417,703
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,812,900	3,812,900	3,812,900

Total Media: Advertising, Printing & Publishing					96,104,670	95,634,119
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,799,950	22,721,506	22,571,950
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741,229	33,241,212	33,403,817

Total Media: Diversified & Production					55,962,718	55,975,767
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156,203	68,156,203	68,156,203

Total Retail					68,156,203	68,156,203
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,725,743	117,403,161

Total Services: Business					117,725,743	117,403,161
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071,352	8,003,974	8,071,352
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144,017	41,792,208	42,460,097

Total Services: Consumer					49,796,182	50,531,449
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153,232	111,788,965	112,153,232

Total Transportation: Consumer					111,788,965	112,153,232

Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,496,608	80,367,292	80,681,642
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,342,871	49,393,889	48,958,442

Total Wholesale					129,761,181	129,640,084

Total First Lien Senior Secured					$1,581,947,218	$1,580,430,469

Total Corporate Debt					$1,634,410,755	$1,632,495,393

Total Investments					$1,634,410,755	$1,632,495,393

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR interest rate floor.
(2) Fair Value determined by the Advisor.
(3) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(4) $204,252 of the total par amount for this security is at P + 4.75%.
(5) $158,063 of the total par amount for this security is at P + 4.75%.
(6) $52,785 of the total par amount for this security is at P + 5.75%.
(7) $391,241 of the total par amount for this security is at P + 4.50%.

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

Results of Operations

              Our operating results for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016(1)
Total investment income	$99,293,982	$24,605,134	$868,550
Less: Net expenses	43,363,281	10,395,929	1,950,084

Net investment income (loss) before taxes	55,930,701	14,209,205	(1,081,534)
Less Income taxes, including excise tax	309	4,882	—

Net investment income (loss)	55,930,392	14,204,323	(1,081,534)
Net realized gain (loss)	(6,485,428)	(52,499)	—
Net unrealized appreciation (depreciation) on investments	(22,799,770)	5,148,118	1,690,509

Net increase in net assets resulting from operations	$26,645,194	$19,299,942	$608,975

(1)
The Company commenced operations on October 13, 2016.

              Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

	For the Year Ended December 31,
	2018	2017	2016
Interest income	$73,362,653	$24,435,670	$868,550
Dividend income	25,386,052	—	—
Other income	545,277	169,464	—

Total investment income	$99,293,982	$24,605,134	$868,550

              Interest income from investments, which includes interest and accretion of discounts and fees, increased to $73.4 million for the year ended December 31, 2018 from $24.4 million for the year ended December 31, 2017, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $1,753.1 million from $821.3 million for the years ended December 31, 2018 and 2017, respectively. Dividend income increased to $25.4 million for the year ended December 31, 2018, primarily due to the growth in our joint venture, ABCS. As of December 31, 2018, the weighted average yield of our investment portfolio increased to 8.7% from 8.2% as of December 31, 2017. Interest income from investments, which includes interest and accretion of discounts and fees, increased to $24.4 million for the year ended December 31, 2017 from $0.9 million for the year ended December 31, 2016, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $821.3 million from $106.3 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the weighted average yield of our investment portfolio increased to 8.2% from 6.3% as of December 31, 2016.

              The Company commenced investment operations on October 13, 2016. We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until October 2016.

Operating Expenses

              The composition of our operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016(1)
Interest and debt financing expenses	$24,011,185	$3,614,734	$27,015
Amortization of deferred offering costs	—	329,995	91,152
Base management fee	17,543,592	5,898,018	356,408
Incentive fee	8,670,069	764,343	253,576
Organizational costs	—	—	797,593
Professional fees	2,638,941	1,776,863	301,997
Directors fees	278,182	275,461	137,732
Other general and administrative expenses	900,969	685,524	162,815

Total expenses, before fee waivers	$54,042,938	$13,344,938	$2,128,288
Base management fee waiver	(8,771,796)	(2,949,009)	(178,204)
Incentive fee waiver	(1,907,861)	—	—

Total expenses, net of fee waivers	$43,363,281	$10,395,929	$1,950,084

(1)
The Company commenced operations on October 13, 2016.

Interest and Debt Financing Expenses

              Interest and debt financing expenses on our borrowings totaled approximately $24.0 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively. Interest and debt financing expense for the year ended December 31, 2018 as compared to December 31, 2017, increased primarily due to higher principal balances outstanding of our revolving credit facilities, the issuance of our 2018-1 Notes, and an increase in the average LIBOR rate. Our SMBC Revolving Credit Facility was terminated on November 21, 2018.

              Interest and debt financing expenses on our borrowings totaled approximately $3.6 million and $0.0 million for the years ended December 31, 2017 and 2016, respectively. Interest and debt financing expense for the year ended December 31, 2017 as compared to December 31, 2016, increased primarily due to higher principal balances outstanding of our revolving credit facilities.

              The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.31% and 3.40% as of December 31, 2018 and 2017, respectively.

Management Fees

              Management fee (net of waivers) increased to $8.8 million for the year ended December 31, 2018 from $2.9 million for the year ended December 31, 2017. Management fees increased to $17.5 million for the year ended December 31, 2018 from $5.9 million for the year ended December 31, 2017, primarily due to an increase in assets to $1.8 billion as of December 31, 2018 from $1.0 billion as of December 31, 2017.

Management fees waived for the years ended December 31, 2018 and 2017, were $8.8 million and $2.9 million, respectively.

              Management fee (net of waivers) increased to $2.9 million for the year ended December 31, 2017 from $0.2 million for the year ended December 31, 2016. Management fees increased to $5.9 million for the year ended December 31, 2017 from $0.4 million for the year ended December 31, 2017, primarily due to an increase in assets to $1.0 billion as of December 31, 2017 from $176.9 million as of December 31, 2016. Management fees waived for the years ended December 31, 2017 and 2016, were $2.9 million and $0.2 million, respectively.

Incentive Fees

              Incentive fee (net of waivers) increased to $6.8 million for the year ended December 31, 2018 from $0.8 million for the year ended December 31, 2017. Incentive Fee waivers related to pre-Incentive fee net investment income consisted of voluntary waivers of $1.7 million for the year ended December 31, 2018 and $0.0 million for December 31, 2017. For the year ended December 31, 2018 there was a reduction of $1.0 million in incentive fees related to the GAAP incentive fee, which is included in incentive fees on the consolidated statements of operations.

              Incentive fee (net of waivers) increased to $0.8 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. There were no incentive fee waivers related to pre-Incentive fee net investment income for the year ended December 31, 2017.

              Incentive fee (net of waivers) was $0.3 million for the year ended December 31, 2016. There were no incentive fee waivers related to pre-Incentive fee net investment income for the year ended December 31, 2016.

Professional Fees and Other General and Administrative Expenses

              Professional fees and other general and administrative expenses increased to $3.8 million for the year ended December 31, 2018 from $2.7 million for the year ended December 31, 2017, due to an increase in costs associated with servicing our investment portfolio.

              Professional fees and other general and administrative expenses increased to $2.7 million for the year ended December 31, 2017 from $1.4 million for the year ended December 31, 2016, due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

              The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018	2017	2016
Net realized gain on investments	$2,033,419	$175,803	$—
Net realized loss on investments	(5,378,139)	(121,399)	—
Net realized gain on foreign currency transactions	134,995	679,072	—
Net realized loss on foreign currency transactions	(624,291)	(564,047)	—
Net realized loss on forward currency exchange contracts	(2,651,412)	(221,928)	—

Net realized gain (losses)	(6,485,428)	(52,499)	—
Change in unrealized gains on investments	4,209,775	10,415,032	1,692,928
Change in unrealized losses on investments	(39,836,226)	(1,790,394)	(2,419)

Net change in unrealized gain (losses) on investments	(35,626,451)	8,624,638	1,690,509
Unrealized appreciation on foreign currency translation	109	28,294	—
Unrealized appreciation (depreciation) on forward currency exchange contracts	12,826,572	(3,504,814)	—

Net change in unrealized gains (losses) on foreign currency and forward currency exchange contracts	12,826,681	(3,476,520)	—

Net change in unrealized gains (losses)	$(22,799,770)	$5,148,118	$1,690,509

              For the years ended December 31, 2018, and 2017, we had net realized gains (losses) on investments of ($3.3) million and $0.1 million, respectively. For the years ended December 31, 2018, and 2017, we had net realized gains (losses) on foreign currency transactions of ($0.5) million and $0.1 million, respectively. For the years ended December 31, 2017 and 2016, we had net realized losses on forward currency contracts of $2.7 million and $0.2 million, respectively, primarily as a result of settling GBP and EUR forward contracts.

              For the year ended December 31, 2018, we had $4.2 million in unrealized appreciation on 24 portfolio company investments, which was offset by $39.8 million in unrealized depreciation on 108 portfolio company investments. Unrealized depreciation for the year ended December 31, 2018 resulted from a decrease in fair value, primarily due to reversal of prior period unrealized appreciation and widening credit spreads.

              For the year ended December 31, 2017, we had $10.4 million in unrealized appreciation on 52 portfolio company investments, which was offset by $1.8 million in unrealized depreciation on 20 portfolio company investments. Unrealized appreciation for the year ended December 31, 2017 resulted from an increase in fair value, primarily due to positive valuation adjustments.

              For the years ended December 31, 2018 and 2017, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $12.8 million and ($3.5) million, respectively. For the year ended December 31, 2018, unrealized appreciation on forward currency exchange contracts was due to

EUR, GBP, DKK, NOK and AUD forward contracts. For the year ended December 31, 2017, unrealized depreciation on forward currency exchange contracts was due to EUR and GBP forward contracts.

              The following table summarizes the impact of foreign currency for the years ended December 31, 2018, 2017, and 2016:

	For the Year ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(7,404,134)	$4,023,882	$—
Net realized gain (loss) on investments due to foreign currency	40,289	8,159	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	109	28,294	—
Net realized gain (loss) on foreign currency transactions	(489,296)	115,025	—
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	12,826,572	(3,504,814)	—
Net realized gain (loss) on forward currency exchange contracts	(2,651,412)	(221,928)	—

Foreign currency impact to net increase in net assets resulting from operations	$2,322,128	$448,618	$—

              Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($7.9) million, $4.2 million and $0.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2018, 2017 and 2016, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $10.2 million, ($3.7) million and $0.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.3 million, $0.4 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

              For the years ended December 31, 2018, 2017 and 2016, the net increase in net assets resulting from operations was $26.6 million, $19.3 million and $0.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2018, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.69, $0.99, and $0.51, respectively.

Financial Condition, Liquidity and Capital Resources

              Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2018-1 Notes, and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

              We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. As of December 31, 2018 and 2017, our asset coverage ratio was 257% and 212%, respectively.

              At December 31, 2018 and December 31, 2017, we had $33.3 million and $140.9 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

              At December 31, 2018 we had approximately $228.7 million of availability on our BCSF Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2017, we had approximately $199.0 million of availability on our BCSF Revolving Credit Facility and $0.0 million of availability on our SMBC Revolving Credit Facility subject to existing terms and regulatory requirements.

              For the year ended December 31, 2018, cash, foreign cash, restricted cash, and cash equivalents decreased by $107.6 million. During the year ended December 31, 2018, we used $774.2 million in cash for operating activities, primarily to purchase investments of $1,064.3 million, offset by a net increase in net assets resulting from operations of $26.6 million, proceeds from principal payments and sales of investments of $236.1 million, and net change in unrealized activity of ($22.8) million. During the year ended December 31, 2018, we generated $667.1 million from financing activities, primarily from borrowings on our SMBC Revolving Credit Facility and our BCSF Revolving Credit Facility, together referred to as the "Revolving Credit Facilities", of $453.0 million, issuance of our 2018-1 Notes of $365.7 million and the issuance of common stock of $524.3 million, offset by repayments on our Revolving Credit Facilities of $632.7 million and distributions paid during the year of $41.0 million.

              For the year ended December 31, 2017, cash, foreign cash and cash equivalents increased by $74.2 million. During the year ended December 31, 2017, we used $697.4 million in cash for operating activities, primarily to purchases investments of $781.2, offset by a net increase in net assets resulting from operations of $19.3 million and proceeds from principal payments and sales of investments of $73.1 million. During the year ended December 31, 2017, we generated $770.9 million from financing activities, primarily from borrowings on our Revolving Credit Facilities of $545.9 million and the issuance of common stock of $392.7 million, offset by repayments on our Revolving Credit Facilities of $154.6 million.

              For the year ended December 31, 2016, cash increased by $66.7 million. During the year ended December 31, 2017, we used $100.8 million in cash for operating activities, primarily to purchase investments of $100.3 million. During the year ended December 31, 2016, we generated $167.5 million from financing activities, primarily borrowings on revolving credit facilities of $59.1 million and from the issuance of common stock of $109.8 million.

Equity

              Prior to the IPO, the Company entered into Subscription Agreements with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days' prior notice. As of December 31, 2018 and December 31, 2017, we had received capital commitments of $1.3 billion, of which $10.8 million was from our Advisor.

              During the year ended December 31, 2018, pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 6,163,522.89 shares of our common stock at $20.35 per share for an aggregate offering of $125.4 million, 6,160,339.16 shares of our common stock at $20.38 per share for an aggregate offering of $125.5 million and 6,245,548.12 shares of our common stock at $20.17 per share for an aggregate offering of $126.0 million. During the year ended December 31, 2018, we received additional capital commitments of $950,000. During the year ended December 31, 2017, we received additional capital commitments of $708.7 million, and pursuant to the Subscription Agreements, we delivered capital drawdown notices to our investors relating to the issuance of 5,430,375.07 of shares of our common stock at $20.10 for an aggregate offering of $109.2 million, 5,850,854.57 shares of our common stock at $20.23 per share for an aggregate offering of $118.4 million and 8,131,000.10 shares of our common stock at $20.32 per share for an aggregate offering of $165.2 million. During the year ended December 31, 2016, pursuant to the Subscription Agreements, we have delivered capital drawdown notices to our investors relating to the issuance of 5,490,882.30 of our common shares for an aggregate offering of $109.8 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes.

              On November 19, 2018, we closed our initial public offering (the "IPO") issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018. The offering generated net proceeds, before expenses, of $145.4 million. All outstanding capital commitments from the Company's Private Offering, were cancelled as of the completion of the IPO.

              BCSF Investments, LLC and certain individuals, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the year ended December 31, 2018, 265,754 shares have been purchased under the 10b5-1 Plan at a weighted average price of $16.76, inclusive of commissions, for a total cost of $4.5 million.

              During the year ended December 31, 2018, we issued 436,914.94 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2017, we issued 72,700.50 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2016, we did not issue any shares of our common stock to investors who have opted into our dividend reinvestment plan.

Debt

              Debt consisted of the following as of December 31, 2018, and December 31, 2017:

	As of December 31, 2018			As of December 31, 2017
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
SMBC Revolving Credit Facility	$—	$—	$—	$150,000,000	$150,000,000	$150,000,000
BCSF Revolving Credit Facility	500,000,000	271,264,902	271,264,902	500,000,000	301,000,000	301,000,000
2018-1 Notes	365,700,000	365,700,000	363,659,680	—	—	—

Total Debt	$865,700,000	$636,964,902	$634,924,582	$650,000,000	$451,000,000	$451,000,000

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

SMBC Revolving Credit Agreement

              On December 22, 2016, we entered into the revolving credit agreement (the "SMBC Revolving Credit Agreement"). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

              Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which we terminate the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

              On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt. As of December 31, 2018, the SMBC Revolving Credit Facility was terminated. As of December 31, 2017, we had $150.0 million outstanding on the SMBC Revolving Credit Facility and we were in compliance with the terms of the SMBC Revolving Credit Facility.

              For the years ended December 31, 2018, 2017 and 2016, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2018	2017	2016(1)
Borrowing interest expense	$3,333,469	$672,822	$10,644
Unused facility fee	22,372	254,263	7,348
Amortization of deferred financing costs and upfront commitment fees	722,827	365,924	9,023

Total interest and debt financing expenses	$4,078,668	$1,293,009	$27,015

(1)
The Company commenced operations on October 13, 2016.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2018, we were in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2018 and December 31, 2017 there were $271.3 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

              For the years ended December 31, 2018, 2017 and 2016, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Borrowing interest expense	$13,974,576	$1,704,425	$—
Unused facility fee	623,885	241,200	—
Amortization of deferred financing costs and upfront commitment fees	1,068,098	376,100	—

Total interest and debt financing expenses	$15,666,559	$2,321,725	$—

2018-1 Notes

              On September 28, 2018, (the "2018-1 Closing Date"), we, through BCC Middle Market CLO 2018-1 LLC (the "2018-1 Issuer"), a Delaware limited liability company and a wholly owned and consolidated subsidiary of us, completed its $451.2 million term debt securitization (the "CLO Transaction"). The notes issued in connection with the CLO Transaction (the "2018-1 Notes") are secured by a diversified portfolio of the 2018-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2018-1 Portfolio"). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

              The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2018
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	3.9703%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months)	3.9203%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.5703%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.4203%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.4203%

Total 2018-1 Notes	365,700,000

Membership Interests	85,450,000	Non-interest bearing	Not applicable

Total	$451,150,000

              The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the "Membership Interests") in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

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

              During the reinvestment period (four years from the closing date of the CLO Transaction), pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer's investment strategy and the terms of the indenture.

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

              As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company's consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

              Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million as of December 31, 2018. The 2018-1 Issuer was not in existence as of December 31, 2017 and December 31, 2016 and the 2018-1 Notes were not outstanding.

              For the years ended December 31, 2018, 2017 and 2016, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Borrowing interest expense	$4,221,467	$—	$—
Amortization of deferred financing costs and upfront commitment fees	44,491	—	—

Total interest and debt financing expenses	$4,265,958	$—	$—

Distribution Policy

              The following table summarizes distributions declared during the years ended December 31, 2018, 2017, and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742,502
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,966,855
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,107,677

Total distributions declared			$2.24	$80,143,079

              Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

              We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as, a regulated investment company (a "RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

              We have adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who "opted in" to our dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Subsequent to the IPO, stockholders who do not "opt out" of our dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Stockholders could elect to "opt in" or "opt out" of our dividend reinvestment plan in their subscription agreements, through the private offering. The elections of stockholders that make an election prior to the IPO shall remain effective after the IPO.

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

              As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315,428
Amspec Services, Inc. — Revolver	7/2/2024	4,735,302
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,161,012
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Caliper Corporation — Revolver	11/30/2023	2,358,241
Captain D's LLC — Revolver	12/15/2023	1,073,909
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	1,113,333
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,239,500
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,043,939
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,662,801
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595,376
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	945,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	213,394
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux UK Finance — Revolver	12/19/2024	635,927
Margaux Acquisition Inc. — Revolver	12/19/2024	2,256,950
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	3,833,424
Solaray, LLC — Revolver	9/9/2022	7,083,500
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,541,750
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Zywave, Inc. — Revolver	11/17/2022	511,647

Total First Lien Senior Secured Loans		$107,661,116

Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470

Total Other Unfunded Commitments		$2,561,470

Total		$110,222,586

  (1)
  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
  (2)
  Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2018.
  (3)
  Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of December 31, 2018.

              As of December 31, 2017, the Company had $111.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D's LLC — Revolver	12/15/2023	843,289
Clinical Innovations, LLC — Revolver	10/17/2022	998,161
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316

Total First Lien Senior Secured Loans		$93,544,434

Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716

Total Second Lien Senior Secured Loans		$8,000,716

Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		9,735,064

Total Other Unfunded Commitments		$9,735,064

Total		$111,280,214

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

              The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company's consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC 946"). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

  •
  At least once annually, the valuation for each portfolio investment constituting a material portion of the Company's portfolio will be reviewed by an independent valuation firm; and

  •
  Our Board discusses valuations and determines the fair value of each investment in good faith based upon, among other things, the input of our Advisor, independent valuation firms, where applicable, and our Audit Committee.

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

              In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact this change will have on our consolidated financial statements and disclosures.

              In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company adopted the SEC Release for the fiscal year ended December 31, 2018. The SEC Release required presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the consolidated statements of assets and liabilities, as three components: 1) accumulated undistributed net investment income; 2) net unrealized appreciation (depreciation); and 3) accumulated undistributed net realized gain (loss) and presented distributions from distributable earnings on the consolidated statements of changes in net assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the consolidated statements of assets and liabilities and consolidated statements of changes in net assets, respectively. The changes in presentation have been retrospectively applied to the consolidated statements of changes in net assets and the consolidated statement of assets and liabilities for the year ended December 31, 2017.

Contractual Obligations

              We have entered into an Investment Advisory Agreement with our Advisor. Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.

              On October 11, 2018, the Board approved, subject to completion of the IPO, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

              Effective February 1, 2019, following stockholder approval of the advisory agreement approval, the management fee will be calculated using a tiered management fee structure. See "Subsequent Events".

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

              A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2018 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$271,264,902	$—	$—	$271,264,902	$—
2018-1 Notes	365,700,000	—	—	—	365,700,000

Total Debt Obligations	$636,964,902	$—	$—	$271,264,902	$365,700,000

Subsequent Events

              Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

              On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              Effective February 1, 2019, the base management fee of 1.5% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company's asset coverage ratio below 200%.

              On February 19, 2019, the Company entered into a credit and security agreement (the "Credit Agreement") with the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

              The facility amount under the Credit Agreement is $350,000,000. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 1.60%.Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement.

              The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days' prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default.

              The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

              As of February 28, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

              Assuming that the statement of financial condition as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income

Down 25 basis points	$(3,061,540)	$(1,592,412)	$(1,469,128)
Up 100 basis points	12,308,562	6,369,649	5,938,913
Up 200 basis points	24,935,055	12,739,298	12,195,757
Up 300 basis points	37,620,761	19,108,947	18,511,814

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

Item 8. Consolidated Financial Statements and Supplementary Data

              Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 126.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians, agent banks, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, MA
February 28, 2019

We have served as the Company's auditor since 2016.

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	December 31, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,449,749,445 and $633,645,701, respectively)	$1,422,837,431	$643,067,956
Controlled affiliate investment (amortized cost of $296,647,530 and $187,617,223, respectively)	298,248,240	188,510,115
Non-controlled/affiliate investment (amortized cost of $6,720,000 and $0, respectively)	6,720,000	-
Cash and cash equivalents	14,692,877	139,506,289
Foreign cash (cost of $588,622 and $1,383,845, respectively)	591,113	1,411,855
Restricted Cash	17,986,541	-
Collateral on forward currency exchange contracts	3,790	4,421,968
Deferred financing costs	4,017,802	5,808,726
Interest receivable on investments	6,250,621	2,888,847
Prepaid insurance	1,517	137,785
Receivable for sales and paydowns of investments	1,633,739	2,497,769
Unrealized appreciation on forward currency exchange contracts	9,321,758	-
Dividend receivable	8,708,670	-

Total Assets	$1,791,014,099	$988,251,310

Liabilities
Revolving credit facilities	$271,264,902	$451,000,000
2018-1 Notes (net of unamortized debt issuance costs of $2,040,320 and $0, respectively)	363,659,680	-
Offering costs payable	1,819,892	-
Interest payable	4,835,339	815,402
Payable for investments purchased	119,165,882	14,814,984
Unrealized depreciation on forward currency exchange contracts	-	3,504,814
Base management fee payable	2,950,412	1,244,033
Incentive fee payable	3,300,398	1,017,919
Accounts payable and accrued expenses	1,280,770	1,143,946
Excise tax payable	-	4,882
Distributions payable	21,107,677	7,742,502

Total Liabilities	789,384,952	481,288,482

Commitments and Contingencies (See Note 11)
Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,482,137 and 24,975,812 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	51,482	24,976
Paid in capital in excess of par value	1,034,255,352	503,533,321
Total distributable earnings (loss)	(32,677,687)	3,404,531

Total Net Assets	1,001,629,147	506,962,828

Total Liabilities and Total Net assets	$1,791,014,099	$988,251,310

Net asset value per share	$19.46	$20.30

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$73,049,110	$24,380,362	$868,550
Other income	545,248	128,848	-

Total investment income from non-controlled/non-affiliate investments	73,594,358	24,509,210	868,550
Investment income from controlled affiliate investments:
Interest from investments	313,543	55,308	-
Other income	29	40,616	-
Dividend income	25,386,052	-	-

Total investment income from controlled affiliate investments	25,699,624	95,924	-

Total investment income	99,293,982	24,605,134	868,550

Expenses
Interest and debt financing expenses	$24,011,185	$3,614,734	$27,015
Amortization of deferred offering costs	-	329,995	91,152
Base management fee	17,543,592	5,898,018	356,408
Incentive fee	8,670,069	764,343	253,576
Organizational costs	-	-	797,593
Professional fees	2,638,941	1,776,863	301,997
Directors fees	278,182	275,461	137,732
Other general and administrative expenses	900,969	685,524	162,815

Total expenses before fee waivers	54,042,938	13,344,938	2,128,288
Base management fee waiver	(8,771,796)	(2,949,009)	(178,204)
Incentive fee waiver	(1,907,861)	-	-

Total expenses, net of fee waivers	43,363,281	10,395,929	1,950,084

Net investment income (loss) before taxes	55,930,701	14,209,205	(1,081,534)

Excise tax expense	309	4,882	-

Net investment income (loss) after taxes	55,930,392	14,204,323	(1,081,534)

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(3,344,720)	54,404	-
Net realized gain (loss) on foreign currency transactions	(489,296)	115,025	-
Net realized loss on forward currency exchange contracts	(2,651,412)	(221,928)	-
Net change in unrealized appreciation on foreign currency translation	109	28,294	-
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	12,826,572	(3,504,814)	-
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(36,334,269)	7,731,746	1,690,509
Net change in unrealized appreciation on controlled affiliate investments	707,818	892,892	-

Total net gains (losses)	(29,285,198)	5,095,619	1,690,509

Net increase in net assets resulting from operations	$26,645,194	$19,299,942	$608,975

Per Common Share Data
Basic and diluted net investment income per common share	$1.45	$0.73	$(0.90)
Basic and diluted increase in net assets resulting from operations per common share	$0.69	$0.99	$0.51
Basic and diluted weighted average common shares outstanding	38,567,001	19,548,037	1,200,974

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Operations:
Net investment income (loss)	$55,930,392	$14,204,323	$(1,081,534)
Net realized loss	(6,485,428)	(52,499)	-
Net change in unrealized (depreciation) appreciation	(22,799,770)	5,148,118	1,690,509

Net increase in net assets resulting from operations	26,645,194	19,299,942	608,975

Stockholder distributions:
Distributions	(63,168,503)	(16,892,213)	(82,363)

Net decrease in net assets resulting from stockholder distributions	(63,168,503)	(16,892,213)	(82,363)

Capital share transactions:
Issuance of common stock, net	522,357,458	392,735,221	109,817,646
Reinvestment of stockholder distributions	8,832,170	1,475,620	-

Net increase in net assets resulting from capital share transactions	531,189,628	394,210,841	109,817,646

Total increase in net assets	494,666,319	396,618,570	110,344,258
Net assets at beginning of year	506,962,828	110,344,258	-

Net assets at end of year	$1,001,629,147	$506,962,828	$110,344,258

Net asset value per common share	$19.46	$20.30	$20.10

Common stock outstanding at end of year	51,482,137	24,975,812	5,490,882

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,645,194	$19,299,942	$608,975
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,064,335,143)	(781,182,745)	(100,305,376)
Proceeds from principal payments and sales of investments	236,105,199	73,111,740	347,781
Net realized (gain) loss from investments	3,344,720	(54,404)	-
Net realized (gain) loss on foreign currency transactions	489,296	(115,025)	-
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(12,826,572)	3,504,814	-
Net change in unrealized (appreciation) depreciation on investments	35,626,451	(8,624,638)	(1,690,509)
Net change in unrealized appreciation on foreign currency translation	(109)	(28,294)	-
(Accretion) of discounts and amortization of premiums, net	(1,756,281)	(814,568)	(47,852)
Amortization of deferred financing costs and debt issuance costs	1,835,416	742,025	9,023
Amortization of deferred offering costs	-	329,995	91,152
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	4,418,178	(4,421,968)	-
Interest receivable on investments	(3,361,774)	(2,292,683)	(596,164)
Prepaid insurance	136,268	2,090	(139,875)
Dividend receivable	(8,708,670)	-	-
Other assets	-	5,723	(5,723)
Interest payable	4,019,937	797,410	17,992
Base management fee payable	1,706,379	1,065,829	178,204
Incentive fee payable	2,282,479	764,343	253,576
Accounts payable and accrued expenses	136,824	531,721	512,992
Excise tax payable	(4,882)	4,882	-

Net cash used in operating activities	(774,247,090)	(697,373,811)	(100,765,804)

Cash flows from financing activities
Borrowings on revolving credit facilities	453,000,000	545,899,918	59,100,000
Repayments on revolving credit facilities	(632,735,098)	(154,563,966)	-
Issuance of 2018-1 Notes	365,700,000	-	-
Payments of financing costs	-	(5,462,000)	(1,097,774)
Payments of offering costs	(89,518)	-	(321,914)
Payments of debt issuance costs	(2,084,812)	-	-
Proceeds from issuance of common stock	524,266,868	392,735,221	109,817,646
Stockholder distributions paid	(40,971,158)	(7,756,454)	-

Net cash provided by financing activities	667,086,282	770,852,719	167,497,958

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(107,160,808)	73,478,908	66,732,154
Effect of foreign currency exchange rates	(486,805)	707,082	-
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	140,918,144	66,732,154	-

Cash, foreign cash, restricted cash and cash equivalents, end of year	$33,270,531	$140,918,144	$66,732,154

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$18,155,832	$2,075,299	$-
Cash paid for excise taxes during the year	$5,191	$-	$-
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$8,832,170	$1,475,620	$-

	For the Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$14,692,877	$139,506,289	$66,732,154
Restricted cash	17,986,541	-	-
Foreign cash	591,113	1,411,855	-

Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$33,270,531	$140,918,144	$66,732,154

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2018

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 172.6%
Investments 172.5%
Non-Controlled/Non-Affiliate Investments 142.0%
Corporate Fixed Income 3.5%
Corporate Bond 3.5%
Beverage, Food & Tobacco 0.8%
Hearthside Food Solutions, LLC	-	8.50%	6/1/2026	$10,000,000	$9,793,446	$8,000,000

Total Beverage, Food & Tobacco					9,793,446	8,000,000
Consumer Goods: Non-Durable 0.8%
Kronos Acquisition Holdings Inc.	-	9.00%	8/15/2023	$10,000,000	9,356,074	7,700,000

Total Consumer Goods: Non-Durable					9,356,074	7,700,000
Containers, Packaging & Glass 0.9%
BWAY Holding Company	-	7.25%	4/15/2025	$10,000,000	9,755,474	9,012,500

Total Containers, Packaging & Glass					9,755,474	9,012,500
Utilities: Electric 1.0%
CSVC Acquisition Corp	-	7.75%	6/15/2025	$13,478,000	$12,483,046	$10,310,670

Total Utilities: Electric					12,483,046	10,310,670

Total Corporate Bond					$41,388,040	$35,023,170

Total Corporate Fixed Income					$41,388,040	$35,023,170

Corporate Debt 137.8%
Delayed Draw Term Loan 0.5%
Construction & Building 0.0%
Chase Industries, Inc. (3) (15) (21)	L+ 4.00%	6.82%	5/12/2025	$199,183	181,857	169,235

Total Construction & Building					181,857	169,235
High Tech Industries 0.0%
Drilling Info Holdings, Inc (2) (3) (5) (12) (18) (21)	-	-	7/30/2025	$-	(7,201)	(13,302)

Total High Tech Industries					(7,201)	(13,302)
Services: Business 0.5%
AMCP Clean Acquisition Company, LLC (3) (12) (18) (21)	L+ 4.25%	6.93%	6/16/2025	$1,489,192	1,482,756	1,432,122
Sovos Compliance, LLC (3) (15) (19)	L+ 6.00%	8.52%	3/1/2022	$3,957,823	3,957,823	3,909,535

Total Services: Business					5,440,579	5,341,657
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (5) (12) (15) (19) (21)	-	-	6/15/2023	$-	(19,383)	(26,069)

Total Telecommunications					(19,383)	(26,069)
Transportation: Cargo 0.0%
ENC Holding Corporation (2) (3) (5) (18)	-	-	5/30/2025	$-	(831)	(8,931)

Transportation: Cargo	-	-	-	-	(831)	(8,931)

Total Delayed Draw Term Loan					$5,595,021	$5,462,590

First Lien Last Out Term Loan 2.7%
Environmental Industries 1.6%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+ 8.25% (2% PIK)	9.14%	9/30/2022	£13,061,742	16,488,981	16,482,011

Total Environmental Industries					16,488,981	16,482,011
Healthcare & Pharmaceuticals 1.1%
Clinical Innovations, LLC (12) (15) (19) (21) (22)	L+ 5.50%	8.02%	10/17/2023	$11,027,744	10,817,411	10,972,605

Total Healthcare & Pharmaceuticals					10,817,411	10,972,605

Total First Lien Last Out Term Loan					$27,306,392	$27,454,616

First Lien Senior Secured Loan 103.2%
Aerospace & Defense 5.5%
Forming & Machining Industries Inc. (12) (18) (21)	L+ 4.25%	6.85%	10/9/2025	$14,937,269	14,863,280	14,713,210
Novetta, LLC (12) (15)	L+ 5.00%	7.53%	10/17/2022	$3,814,708	3,750,386	3,738,414
Salient CRGT, Inc. (12) (15) (19) (21)	L+ 5.75%	8.27%	2/28/2022	$13,086,496	13,155,083	12,890,199
StandardAero Aviation Holdings, Inc. (12) (15) (21)	L+ 3.75%	6.27%	7/7/2022	$19,770,921	19,869,616	19,583,097
WP CPP Holdings, LLC. (12) (15) (21)	L+ 3.75%	6.28%	4/30/2025	$4,715,025	4,704,012	4,561,787

Total Aerospace & Defense					56,342,377	55,486,707
Automotive 2.3%
CST Buyer Company (12) (15) (19)	L+ 5.00%	7.52%	3/1/2023	$9,309,556	9,208,345	9,309,556
OEConnection LLC (12) (15) (21)	L+ 4.00%	6.53%	11/22/2024	$14,078,908	14,009,520	13,762,133

Total Automotive					23,217,865	23,071,689
Banking 1.3%
Transaction Network Services, Inc. (15) (21)	L+ 4.00%	6.71%	8/14/2022	$13,393,649	13,259,712	13,234,599

Total Banking					13,259,712	13,234,599

Beverage, Food & Tobacco 2.1%
GOBP Holdings, Inc. (12) (18) (21)	L+ 3.75%	6.55%	10/22/2025		$16,632,463	16,621,045	16,216,651
NPC International, Inc. (15) (21)	L+ 3.50%	6.02%	4/19/2024		$4,987,342	5,020,452	4,675,633

Total Beverage, Food & Tobacco						21,641,497	20,892,284
Capital Equipment 2.8%
Dorner Manufacturing Corp. (12) (15) (19)	L+ 5.75%	8.55%	3/15/2023		$7,985,580	7,878,378	7,985,580
DXP Enterprises, Inc. (6) (12) (15)	L+ 4.75%	7.27%	8/29/2023		$5,177,916	5,133,782	5,158,499
Wilsonart LLC (12) (15) (21)	L+ 3.25%	6.06%	12/19/2023		$15,393,418	15,438,069	14,777,681

Total Capital Equipment						28,450,229	27,921,760
Chemicals, Plastics & Rubber 1.9%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+ 3.50%	6.02%	11/20/2023		$504,839	503,053	493,480
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+ 3.50%	6.02%	11/20/2023		$656,452	654,129	641,681
Niacet b.v. (6) (15) (19) (21)	EURIBOR+ 4.50%	5.50%	2/1/2024		€3,777,239	4,044,191	4,304,065
Niacet Corporation (12) (15) (19)	L+ 4.50%	7.02%	2/1/2024		$2,172,611	2,155,584	2,161,748
Plaskolite, Inc. (15) (19) (21)	L+ 4.25%	6.69%	12/15/2025		$12,030,477	11,789,867	11,910,172

Total Chemicals, Plastics & Rubber						19,146,824	19,511,146
Construction & Building 4.0%
Bolt Infrastructure Merger Sub, Inc. (12) (15)	L+ 3.50%	6.02%	6/21/2024		$2,670,423	2,661,781	2,617,014
Chase Industries, Inc. (12) (15) (21)	L+ 4.00%	6.61%	5/11/2025		$11,921,048	11,862,535	11,825,679
Crown Subsea (12) (18) (21)	L+ 6.00%	8.35%	11/2/2025		$13,400,000	13,201,050	12,931,000
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€2,556,609	2,785,426	2,927,829
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€7,759,873	8,329,888	8,886,607
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€828,924	941,409	949,283

Total Construction & Building						39,782,089	40,137,412
Consumer Goods: Durable 1.7%
New Milani Group LLC (12) (15) (19) (21)	L+ 4.25%	6.77%	6/6/2024		$17,273,200	17,113,611	17,273,200

Total Consumer Goods: Durable						17,113,611	17,273,200
Consumer Goods: Non-Durable 5.8%
FineLine Technologies, Inc. (12) (15) (19) (21)	L+ 4.25%	7.06%	11/2/2022		$31,703,107	31,465,508	31,544,591
Kronos Acquisition Holdings Inc. (12) (15) (21)	L+ 4.00%	6.52%	5/15/2023		$13,181,476	13,142,079	12,522,403
MND Holdings III Corp (15) (19) (21)	L+ 3.50%	6.30%	6/19/2024		$13,766,864	13,815,431	13,560,361

Total Consumer Goods: Non-Durable						58,423,018	57,627,355
Containers, Packaging & Glass 3.0%
BWAY Holding Company (12) (18) (21)	L+ 3.25%	5.66%	4/3/2024		$12,812,406	12,836,361	12,099,716
Technimark LLC (12) (18)	L+ 3.75%	6.27%	8/8/2025		$2,826,456	2,823,098	2,784,059
Terminator Bidco AS (6) (18) (19) (21)	L+ 5.00%	7.80%	5/22/2022		$15,100,000	14,798,247	14,798,000

Total Containers, Packaging & Glass						30,457,706	29,681,775
Energy: Electricity 2.0%
Infinite Electronics International Inc. (12) (18) (19) (21)	L+ 4.00%	6.52%	7/2/2025		$19,952,996	19,938,102	19,853,231

Total Energy: Electricity						19,938,102	19,853,231
Energy: Oil & Gas 3.0%
Blackbrush Oil & Gas, L.P. (12) (15) (21)	L+ 8.00%	10.89%	2/9/2024		$31,200,000	30,674,839	30,264,000

Total Energy: Oil & Gas						30,674,839	30,264,000
FIRE: Finance 0.4%
Badger Merger Sub, Inc. (12) (18)	L+ 3.75%	6.54%	9/12/2025		$3,641,777	3,623,568	3,559,837

Total FIRE: Finance						3,623,568	3,559,837
FIRE: Insurance 2.8%
Alliant Holdings Intermediate, LLC (12) (18) (21)	L+ 2.75%	5.21%	5/9/2025		$16,598,005	16,650,414	15,734,908
Wink Holdco, Inc. (12) (15) (21)	L+ 3.00%	5.52%	12/2/2024		$12,567,792	12,514,187	11,939,402

Total FIRE: Insurance						29,164,601	27,674,310
FIRE: Real Estate 1.1%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300,000	10,713,530	10,650,360

Total FIRE: Real Estate						10,713,530	10,650,360
Forest Products & Paper 0.7%
Solenis International LLC (12) (18) (21)	L+ 4.00%	6.80%	6/26/2025		$7,334,513	7,279,504	7,082,389

Total Forest Products & Paper						7,279,504	7,082,389
Healthcare & Pharmaceuticals 3.1%
Datix Bidco Limited (6) (19) (21)	BBSW+ 4.50%	6.57%	4/28/2025		AUD 4,211,615	3,197,488	2,921,747
Drive DeVilbiss (12) (15) (21)	L+ 5.50%	8.30%	1/3/2023		$8,528,844	7,867,168	7,398,772
Great Expressions Dental Centers PC (12) (15) (19)	L+ 4.75%	7.63%	9/28/2023		$7,982,265	7,893,662	7,862,531
Island Medical Management Holdings, LLC (15) (19) (21)	L+ 6.50%	9.02%	9/1/2022		$9,267,544	9,157,984	8,618,816
U.S. Anesthesia Partners, Inc. (12) (15) (21)	L+ 3.00%	5.52%	6/24/2024		$4,641,369	4,572,533	4,458,035

Total Healthcare & Pharmaceuticals						32,688,835	31,259,901
High Tech Industries 17.2%
CMI Marketing Inc (12) (15) (19) (21)	L+ 4.75%	7.27%	5/24/2024		$15,410,560	15,271,043	15,410,560
Drilling Info Holdings, Inc (12) (18) (21)	L+ 4.25%	6.77%	7/30/2025		$20,178,083	20,094,063	20,102,415
Elo Touch Solutions, Inc. (18) (21)	L+ 6.50%	9.28%	12/7/2025		$18,942,743	17,995,606	18,256,069
Lighthouse Network, LLC (12) (15) (19) (21)	L+ 4.50%	7.03%	12/2/2024		$16,088,382	16,023,630	16,007,940
Netsmart Technologies, Inc. (12) (15) (21)	L+ 3.75%	6.27%	4/19/2023		$21,622,636	21,657,213	21,352,353
Park Place Technologies (12) (15) (21)	L+ 4.00%	6.52%	3/31/2025		$10,324,227	10,293,367	10,117,743
Qlik Technologies (12) (15) (21)	L+ 3.50%	5.94%	4/26/2024		$22,724,748	22,666,315	22,014,599
SolarWinds Holdings, Inc. (18) (21)	L+ 2.75%	5.27%	2/5/2024		$14,763,095	14,844,760	14,227,933
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+ 5.00%	5.75%	3/8/2025	DKK	56,999,385	9,134,484	8,742,907
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+ 5.00%	6.28%	3/8/2025	NOK	74,019,870	9,174,183	8,557,804
Zywave, Inc. (12) (15) (19) (21)	L+ 5.00%	7.52%	11/17/2022		$17,549,498	17,457,898	17,549,498

Total High Tech Industries						174,612,562	172,339,821

Hotel, Gaming & Leisure 6.2%
Aimbridge Hospitality LP (15) (19) (21)	L+ 5.00%	7.52%	6/22/2022	$25,584,242	25,250,600	25,584,242
Aimbridge Hospitality LP (12) (15) (19) (21)	L+ 5.00%	7.52%	6/22/2022	$4,264,055	4,206,019	4,264,055
Captain D's LLC (12) (15) (19) (21)	L+ 4.50%	7.30%	12/15/2023	$13,388,719	13,269,421	13,154,417
Quidditch Acquisition, Inc. (12) (15) (19) (21)	L+ 7.00%	9.47%	3/21/2025	$15,903,406	15,859,074	15,823,889
Tacala Investment Corp. (12) (18) (21)	L+ 3.25%	5.77%	1/31/2025	$3,503,871	3,450,624	3,383,425

Total Hotel, Gaming & Leisure					62,035,738	62,210,028
Media: Advertising, Printing & Publishing 1.2%
Cambium Learning Group, Inc. (12) (18) (21)	L+ 4.50%	7.02%	12/18/2025	$12,325,321	11,709,055	11,770,682

Total Media: Advertising, Printing & Publishing					11,709,055	11,770,682
Media: Broadcasting & Subscription 2.1%
Micro Holding Corp. (12) (18) (21)	L+ 3.75%	6.25%	9/13/2024	$21,931,455	21,868,277	20,944,540

Total Media: Broadcasting & Subscription					21,868,277	20,944,540
Media: Diversified & Production 3.0%
Getty Images, Inc. (21) (26)	L+ 3.50%	6.02%	10/18/2019	$19,946,950	19,743,947	19,419,772
International Entertainment Investments Limited (6) (18) (19) (21)	GBP LIBOR+ 4.75%	5.65%	5/31/2023	£8,685,518	10,619,969	11,070,561

Total Media: Diversified & Production					30,363,916	30,490,333
Retail 2.7%
CH Hold Corp. (12) (15)	L+ 3.00%	5.52%	2/1/2024	$1,498,382	1,496,191	1,485,271
CVS Holdings I, LP (12) (15) (21)	L+ 2.75%	5.28%	2/6/2025	$14,912,375	14,892,976	14,166,756
Eyemart Express LLC (12) (15) (21)	L+ 3.00%	5.46%	8/5/2024	$11,505,683	11,544,208	11,189,277

Total Retail					27,933,375	26,841,304
Services: Business 12.9%
Advantage Sales & Marketing Inc. (12) (15) (21)	L+ 3.25%	5.77%	7/23/2021	$15,743,193	15,500,361	13,972,084
AMCP Clean Acquisition Company, LLC (12) (18) (21)	L+ 4.25%	7.05%	6/16/2025	$15,773,321	15,724,960	15,536,721
Comet Bidco Limited (6) (18) (21)	GBP LIBOR+ 5.25%	5.98%	9/30/2024	£10,260,870	13,080,675	12,718,845
Lakeland Tours, LLC (12) (15)	L+ 4.00%	6.79%	12/16/2024	$2,887,182	2,878,034	2,820,416
LegalZoom.com, Inc. (18) (19) (21)	L+ 4.50%	7.00%	11/21/2024	$15,838,640	15,735,468	15,601,060
New Insight Holdings, Inc. (12) (15) (21)	L+ 5.50%	8.02%	12/20/2024	$20,529,017	20,041,341	20,349,388
Sovos Compliance, LLC (12) (15) (19)	L+ 6.00%	8.52%	3/1/2022	$8,600,804	8,540,782	8,514,796
Valet Waste Holdings, Inc (12) (18) (21)	L+ 4.00%	6.52%	9/29/2025	$28,761,340	28,686,319	28,401,823
XO Management Holding Inc. (18) (19) (21)	L+ 5.75%	8.49%	12/4/2021	$12,354,923	11,490,079	11,490,079

Total Services: Business					131,678,019	129,405,212
Services: Consumer 2.9%
GI Chill Acquisition LLC (12) (18) (19) (21)	L+ 4.00%	6.80%	8/6/2025	$11,463,557	11,441,001	11,463,557
Travel Leaders Group, LLC (12) (18)	L+ 4.00%	6.46%	1/25/2024	$527,968	526,724	524,008
Trident LS Merger Sub Corp (12) (18)	L+ 3.00%	5.52%	5/1/2025	$4,185,675	4,177,322	4,101,962
WeddingWire, Inc. (18) (21)	L+ 4.50%	7.29%	12/19/2025	$13,217,871	13,250,531	13,019,602

Total Services: Consumer					29,395,578	29,109,129
Telecommunications 1.4%
Horizon Telcom, Inc. (12) (15) (19) (21)	L+ 4.50%	6.85%	6/15/2023	$13,868,690	13,711,631	13,660,659
Masergy Holdings, Inc. (15) (21)	L+ 3.25%	6.05%	12/15/2023	$686,114	683,713	663,816

Total Telecommunications					14,395,344	14,324,475
Transportation: Cargo 4.1%
ENC Holding Corporation (12) (18) (27)	L+ 4.00%	6.80%	5/30/2025	$9,774,591	9,760,848	9,627,972
Grammer Purchaser, Inc. (12) (15) (19) (21)	L+ 4.75%	7.27%	9/30/2024	$10,500,000	10,332,000	10,342,500
PS HoldCo, LLC (12) (15) (21)	L+ 4.75%	7.28%	3/13/2025	$21,458,545	21,457,647	20,922,082

Total Transportation: Cargo					41,550,495	40,892,554
Wholesale 6.0%
PetroChoice Holdings, Inc. (15) (19) (21)	L+ 5.00%	7.53%	8/22/2022	$3,638,290	3,603,010	3,601,907
PT Holdings, LLC (12) (15) (21)	L+ 4.00%	6.80%	12/9/2024	$21,671,240	21,630,543	21,183,638
Specialty Building Products Holdings, LLC (12) (18) (19) (21)	L+ 5.75%	8.27%	10/1/2025	$16,944,043	16,841,132	16,435,721
SRS Distribution Inc. (18) (21)	L+ 3.25%	5.77%	5/23/2025	$20,000,000	19,505,319	18,725,000

Total Wholesale					61,580,004	59,946,266

Total First Lien Senior Secured Loan					$1,049,040,270	$1,033,456,299

Revolver 1.6%
Aerospace & Defense 0.0%
API Technologies Corp. (2) (3) (5) (15) (19)	-	-	4/22/2024	$-	(46,293)	(10,458)

Total Aerospace & Defense					(46,293)	(10,458)
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	-	-	3/1/2023	$-	(9,348)	-

Total Automotive					(9,348)	-
Capital Equipment 0.0%
Dorner Manufacturing Corp. (3) (15) (19)	P+ 4.75%	10.00%	3/15/2022	$54,944	37,262	54,944
Tidel Engineering, L.P. (3) (15) (19)	-	-	3/1/2023	$-	-	-

Total Capital Equipment					37,262	54,944
Chemicals, Plastics & Rubber 0.0%
AP Plastics Group, LLC (3) (15) (19)	-	-	8/1/2021	$-	-	-
PRCC Holdings, Inc. (3) (15) (19)	-	-	2/1/2021	$-	-	-

Total Chemicals, Plastics & Rubber					-	-
Construction & Building 0.0%
Profile Products LLC (2) (3) (5) (15) (19)	-	-	12/20/2024	$-	(76,251)	(76,668)

Total Construction & Building					(76,251)	(76,668)

Consumer Goods: Durable 0.0%
Home Franchise Concepts, Inc. (2) (3) (5) (15) (19)	-	-	7/9/2024	$-	(16,299)	(25,298)
Stanton Carpet Corp. (3) (15) (19)	-	-	11/21/2022	$-	-	-

Total Consumer Goods: Durable					(16,299)	(25,298)
Consumer Goods: Non-Durable 0.6%
FineLine Technologies, Inc. (3) (15) (19)	L+ 4.25%	6.79%	11/2/2021	$458,627	425,135	445,523
Solaray, LLC (3) (15) (19) (23)	L+ 4.50%	7.69%	9/9/2022	$5,666,800	5,605,006	5,666,800

Total Consumer Goods: Non-Durable					6,030,141	6,112,323
Energy: Oil & Gas 0.1%
Amspec Services, Inc. (3) (15) (19)	P+ 3.75%	9.25%	7/2/2024	$931,498	865,976	931,498

Total Energy: Oil & Gas					865,976	931,498
FIRE: Insurance 0.0%
Margaux Acquisition, Inc. (3) (15) (19)	P+ 5.00%	10.50%	12/19/2024	$615,532	558,428	558,082
Margaux UK Finance Limited (2) (3) (5) (6) (19)	-	-	12/19/2024	£-	(12,551)	(12,719)

Total FIRE: Insurance					545,877	545,363
Healthcare & Pharmaceuticals 0.1%
Clinical Innovations, LLC (3) (15) (19) (22)	L+ 5.50%	7.93%	10/17/2022	$38,391	18,735	32,632
Datix Bidco Limited (2) (3) (5) (6) (18) (19)	-	-	10/28/2024	£-	(25,173)	(18,593)
Great Expressions Dental Centers PC (3) (13) (15) (19)	L+ 4.75%	8.70%	9/28/2022	$953,606	942,612	936,101

Total Healthcare & Pharmaceuticals					936,174	950,140
High Tech Industries 0.1%
Caliper Software, Inc. (3) (18) (19)	L+ 5.50%	8.04%	11/30/2023	$124,118	87,515	86,883
CMI Marketing Inc (3) (5) (15) (19)	-	-	5/24/2023	$-	(18,608)	-
Element Buyer, Inc. (2) (3) (5) (15) (19)	-	-	7/19/2024	$-	(59,017)	(31,876)
Zywave, Inc. (3) (15) (19)	L+ 5.00%	7.52%	11/17/2022	$767,471	755,048	767,471

Total High Tech Industries					764,938	822,478
Hotel, Gaming & Leisure 0.1%
Aimbridge Hospitality LP (3) (5) (15) (19)	-	-	6/22/2022	$-	(14,830)	-
Captain D's LLC (3) (15) (19) (24)	L+ 4.50%	8.15%	12/15/2023	$788,361	772,975	755,771

Total Hotel, Gaming & Leisure					758,145	755,771
Media: Advertising, Printing & Publishing 0.4%
Ansira Holdings, Inc. (3) (15) (19)	P+ 4.00%	9.50%	12/20/2022	$1,643,372	1,643,372	1,643,372
Cruz Bay Publishing (3) (15) (19)	P+ 3.00%	8.50%	6/6/2019	$2,266,720	2,266,720	2,266,720

Total Media: Advertising, Printing & Publishing					3,910,092	3,910,092
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	-	-	6/15/2022	$-	-	-

Total Media: Diversified & Production					-	-
Retail 0.0%
Batteries Plus Holding Corporation (3) (15) (19)	-	-	7/6/2022	$-	-	-

Total Retail					-	-
Services: Business 0.1%
Sovos Compliance, LLC (2) (3) (5) (15) (19)	-	-	3/1/2022	$-	(10,034)	(14,516)
TEI Holdings Inc. (3) (15) (19)	P+ 5.00%	10.50%	12/20/2022	$708,350	708,350	665,849

Total Services: Business					698,316	651,333
Services: Consumer 0.1%
McKissock, LLC (3) (15) (19)	P+ 2.25%	7.68%	8/5/2021	$991,690	991,690	991,690

Total Services: Consumer					991,690	991,690
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (15) (19)	-	-	6/15/2023	$-	-	(17,379)

Total Telecommunications					-	(17,379)
Transportation: Cargo 0.0%
Grammer Purchaser, Inc. (3) (15) (18) (19)	L+ 4.75%	7.27%	9/30/2024	$105,000	105,629	89,250

Total Transportation: Cargo					105,629	89,250
Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (15) (19)	-	-	12/1/2021	$-	-	-

Total Transportation: Consumer					-	-
Wholesale 0.0%
Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	-	-	7/18/2024	$-	(39,405)	(28,334)
Aramsco, Inc. (3) (15) (19)	L+ 5.25%	7.77%	8/28/2024	$225,787	177,175	132,650

Total Wholesale					137,770	104,316

Total Revolver					$15,633,819	$15,789,395

Second Lien Senior Secured Loan 25.8%
Aerospace & Defense 4.7%
Forming & Machining Industries Inc. (18) (19) (21)	L+ 8.25%	10.85%	10/9/2026	$6,540,000	6,474,987	6,474,600
Jazz Acquisition, Inc. (15) (21)	L+ 6.75%	9.55%	6/20/2022	$15,000,000	14,395,871	14,136,375
TECT Power Holdings, LLC (15) (19) (21)	L+ 8.50%	11.02%	12/27/2021	$14,757,969	14,537,795	14,905,549
WP CPP Holdings, LLC. (12) (15) (21)	L+ 7.75%	10.28%	4/30/2026	$11,723,622	11,608,238	11,533,113

Total Aerospace & Defense					47,016,891	47,049,637
Automotive 0.6%
OEConnection LLC (15) (19) (21)	L+ 8.00%	10.53%	11/24/2025	$6,312,688	6,273,929	6,265,343

Total Automotive					6,273,929	6,265,343

Capital Equipment 1.5%
EXC Holdings III Corp. (12) (15) (21)	L+ 7.50%	9.85%	12/1/2025	$8,240,489	8,254,043	7,869,667
Velvet Acquisition B.V. (6) (18) (19) (21)	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013,072	7,312,569	6,949,523

Total Capital Equipment					15,566,612	14,819,190
Energy: Electricity 0.2%
Infinite Electronics International Inc. (18) (19) (21)	L+ 8.00%	10.52%	7/2/2026	$2,480,000	2,430,400	2,430,400

Total Energy: Electricity					2,430,400	2,430,400
Forest Products & Paper 1.5%
Solenis International LLC (18) (21)	L+ 8.50%	11.21%	6/26/2026	$15,600,616	15,235,022	14,820,585

Total Forest Products & Paper					15,235,022	14,820,585
FIRE: Insurance 1.3%
Wink Holdco, Inc. (15) (21)	L+ 6.75%	9.28%	12/1/2025	$13,637,543	13,577,886	12,887,479

Total FIRE: Insurance					13,577,886	12,887,479
Healthcare & Pharmaceuticals 5.5%
Concentra Inc. (12) (15) (21)	L+ 6.50%	8.88%	6/1/2023	$14,104,833	13,861,386	14,051,940
Datix Bidco Limited (6) (18) (19) (21)	GBP LIBOR+ 7.75%	8.68%	4/27/2026	£12,133,975	16,272,151	15,311,305
TecoStar Holdings, Inc. (12) (15) (19) (21)	L+ 8.50%	10.89%	11/1/2024	$9,471,942	9,262,563	9,471,942
U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	L+ 7.25%	9.77%	6/23/2025	$16,520,000	16,312,901	16,520,000

Total Healthcare & Pharmaceuticals					55,709,001	55,355,187
High Tech Industries 3.0%
Everest Bidco (6) (15) (19) (21)	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216,216	13,059,928	12,630,942
nThrive, Inc. (15) (19) (21)	L+ 9.75%	12.27%	4/20/2023	$8,000,000	7,982,464	7,760,000
Netsmart Technologies, Inc. (15) (19) (21)	L+ 7.50%	10.03%	10/19/2023	$2,749,000	2,749,000	2,735,255
Park Place Technologies (15) (21)	L+ 8.00%	10.52%	3/30/2026	$6,732,980	6,683,929	6,598,321

Total High Tech Industries					30,475,321	29,724,518
Hotel, Gaming & Leisure 1.8%
K-Mac Holdings Corp. (12) (18)	L+ 6.75%	9.25%	3/16/2026	$3,200,000	3,192,581	3,024,000
NPC International, Inc. (12) (15) (21)	L+ 7.50%	10.02%	4/18/2025	$9,158,667	9,193,992	8,654,940
Tacala Investment Corp. (18) (21)	L+ 7.00%	9.52%	1/30/2026	$6,323,404	6,305,874	6,038,851

Total Hotel, Gaming & Leisure					18,692,447	17,717,791
Media: Advertising, Printing & Publishing 0.4%
Learfield Communications LLC (12) (15) (19) (21)	L+ 7.25%	9.78%	12/2/2024	$4,050,000	4,016,231	4,050,000
Total Media: Advertising, Printing & Publishing					4,016,231	4,050,000

Retail 1.4%
CH Hold Corp. (12) (15)	L+ 7.25%	9.77%	2/3/2025	$1,215,470	1,210,942	1,209,392
CVS Holdings I, LP (15) (19) (21)	L+ 6.75%	9.28%	2/6/2026	$14,109,824	14,119,690	13,333,784

Total Retail					15,330,632	14,543,176
Services: Consumer 1.1%
Pearl Intermediate Parent LLC (18) (21)	L+ 6.25%	8.75%	2/13/2026	$2,570,811	2,589,592	2,544,332
Trident LS Merger Sub Corp (12) (18)	L+ 7.50%	10.02%	5/1/2026	$2,246,470	2,225,404	2,221,197
WeddingWire, Inc. (18) (21)	L+ 8.25%	11.04%	12/21/2026	$6,186,667	6,124,800	6,155,733

Total Services: Consumer					10,939,796	10,921,262
Telecommunications 0.1%
Masergy Holdings, Inc. (15)	L+ 7.50%	10.31%	12/16/2024	$857,143	863,323	840,000

Total Telecommunications					863,323	840,000
Transportation: Cargo 2.7%
Direct ChassisLink, Inc. (12) (18) (19) (21)	L+ 6.00%	8.53%	6/15/2023	$27,685,436	27,630,868	26,716,446

Total Transportation: Cargo					27,630,868	26,716,446

Total Second Lien Senior Secured Loan					$263,758,359	$258,141,014

Subordinated Debt 4.0%
Healthcare & Pharmaceuticals 2.5%
Genesis Supply Acquisition Co. (19)	-	9.50%	4/23/2021	$25,000,000	25,000,000	25,000,000

Total Healthcare & Pharmaceuticals					25,000,000	25,000,000
Transportation: Cargo 1.5%
Omni Logistics, LLC (15) (19) (21)	L+ 11.50%	14.02%	1/19/2024	$15,000,000	14,710,860	14,625,000

Total Transportation: Cargo					14,710,860	14,625,000

Total Subordinated Debt					$39,710,860	$39,625,000

Total Corporate Debt					$1,401,044,721	$1,379,928,914

Equity 0.7%
Series A Preferred Units 0.2%
Healthcare & Pharmaceuticals 0.2%
CB Titan Holdings, Inc. (14) (19) (25)	-	-	-	1,952,879	1,952,879	2,206,753

Total Healthcare & Pharmaceuticals					1,952,879	2,206,753

Total Series A Preferred Units					1,952,879	2,206,753

Equity Interest 0.4%
Construction & Building 0.1%
PP Ultimate Holdings B, LLC (14) (19) (25)	-	-	-	1,352	1,351,900	1,352,000

Total Construction & Building					1,351,900	1,352,000
High Tech Industries 0.0%
Impala Private Investments, LLC (14) (19) (25)	-	-	-	1,500,000	-	126,232

Total High Tech Industries					-	126,232

Transportation: Cargo 0.0%
Grammer Investment Holdings LLC (14) (19) (25)	-	-	-	600,000	600,000	600,000

Total Transportation: Cargo					600,000	600,000
Wholesale 0.3%
Abracon Group Holding, LLC. (14) (19) (25)	-	-	-	1,800	1,800,000	1,991,700
Armor Group, LP (14) (19) (25)	-	-	-	10,119	1,011,905	1,008,662

Total Wholesale					2,811,905	3,000,362

Total Equity Interest					$4,763,805	$5,078,594
Preferred Equity 0.1%
Transportation: Cargo 0.1%
Grammer Investment Holdings LLC (14) (19) (25)	10% PIK	10.00%	-	6,000	600,000	600,000

Total Transportation: Cargo					600,000	600,000

Total Preferred Equity					$600,000	$600,000
Warrants 0.0%
Transportation: Cargo 0.0%
Grammer Investment Holdings LLC (14) (19) (25)	-	-	-	121,811	-	-

Total Transportation: Cargo					$-	$-

Total Warrants					$-	$-

Total Equity					$7,316,684	$7,885,347

Total Non-Controlled/Non-Affiliate Investments					$1,449,749,445	$1,422,837,431

Non-Controlled/Affiliate Investments 0.7%
Equity 0.7%
Equity Interest 0.7%
Beverage, Food & Tobacco 0.7%
ADT Pizza, LLC (10) (14) (19) (25)	-	-	-	6,720,000	6,720,000	6,720,000

Total Beverage, Food & Tobacco					6,720,000	6,720,000

Total Equity Interest					$6,720,000	$6,720,000

Total Equity					$6,720,000	$6,720,000

Total Non-Controlled/Affiliate Investments					$6,720,000	$6,720,000

Controlled Affiliate Investments 29.8%
Corporate Debt 0.4%
First Lien Senior Secured Loan 0.4%
Aerospace & Defense 0.4%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	-	10.00%	6/2/2022	$4,162,757	4,162,757	4,162,757

Total Aerospace & Defense					4,162,757	4,162,757

Total First Lien Senior Secured Loan					$4,162,757	$4,162,757

Total Corporate Debt					$4,162,757	$4,162,757

Equity 29.4%
Equity Interest 1.5%
Aerospace & Defense 1.5%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	-	-	-	731,387	731,387	1,243,216
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	-	-	-	11,862,614	11,862,614	13,479,475

Total Aerospace & Defense					12,594,001	14,722,691

Total Equity Interest					$12,594,001	$14,722,691

Investment Vehicles 27.9%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	-	-	-	279,890,772	279,890,772	279,362,792

Total Investment Vehicles					$279,890,772	$279,362,792

Total Equity					$292,484,773	$294,085,483

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	-	-	6/2/2022	-	-	-

Total Aerospace & Defense					-	-

Total Unfunded Commitment					-	-

Total Controlled Affiliate Investments					$296,647,530	$298,248,240

Total Investments					$1,753,116,975	$1,727,805,671

Cash Equivalents 0.1%
Goldman Sachs Financial Square Government Fund Institutional Share Class	-	2.52%	-	876,881	876,881	876,881

Total Cash Equivalents					$876,881	$876,881

Total Investments and Cash Equivalents					$1,753,993,856	$1,728,682,552

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720,000	POUND STERLING 6,400,000	Bank of New York Mellon	9/21/2020	$355,091
U.S. DOLLARS 27,913,899	EURO 22,117,810	Bank of New York Mellon	1/18/2019	2,184,652
U.S. DOLLARS 11,541,188	POUND STERLING 8,262,000	Bank of New York Mellon	1/18/2019	445,074
U.S. DOLLARS 12,042,274	EURO 10,080,000	Bank of New York Mellon	6/21/2019	344,462
U.S. DOLLARS 10,064,978	DANISH KRONE 59,805,094	Citibank	1/18/2019	567,944
U.S. DOLLARS 9,957,148	NORWEGIAN KRONE 77,560,211	Citibank	1/18/2019	334,485
U.S. DOLLARS 3,169,087	AUSTRALIAN DOLLARS 4,127,383	Citibank	4/11/2019	81,710
U.S. DOLLARS 13,192,107	POUND STERLING 9,260,478	Citibank	4/11/2019	698,583
U.S. DOLLARS 412,089	POUND STERLING 310,000	Citibank	9/21/2020	(6,913)
U.S. DOLLARS 3,577,812	POUND STERLING 2,630,000	Goldman Sachs	4/11/2019	213,533
U.S. DOLLARS 3,090,562	AUD 4,130,000	Goldman Sachs	6/14/2019	176,427
U.S. DOLLARS 8,937,749	DANISH KRONE 55,570,000	Goldman Sachs	6/14/2019	291,425
U.S. DOLLARS 11,718,855	EURO 9,790,000	Goldman Sachs	6/14/2019	364,746
U.S. DOLLARS 60,093,636	POUND STERLING 44,750,000	Goldman Sachs	6/14/2019	2,679,311
U.S. DOLLARS 8,993,793	NORWEGIAN KRONE 72,170,000	Goldman Sachs	6/14/2019	591,228

				$9,321,758

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), the Euro Interbank Offered Rate ("EURIBOR" or "E"),British Pound Sterling LIBOR Rate ("GBP LIBOR"), the Norwegian Interbank Offered Rate ("NIBOR" or "N"), the Copenhagen Interbank Offered Rate ("CIBOR" or "C"), the Bank Bill Swap Rate ("BBSW"), or the Prime Rate ("Prime" or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime and the current weighted average interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company's net assets of $1,001,629,147 as of December 31, 2018.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2018, non-qualifying assets totaled 24.4% of the Company's total assets.
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
(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 "Borrowings".
(13) $690,197 of the total par amount for this security is at P+ 3.75%.
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
(23) $2,266,720 of the total par amount for this security is at P+ 3.50%.
(24) $471,776 of the total par amount for this security is at P+ 3.50%.
(25) Security exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $308,690,830 or 30.8% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
Antares Bain Capital Complete Financing Solution LLC - Investment Vehicle	11/29/2017
CB Titan Holdings, Inc. - Equity Interest	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP-Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrant	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
(26) Loan includes interest rate floor of 1.25%.

See Notes to Consolidated Financial Statements.

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2017

Portfolio Company(4)	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares(9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 190.4%
Investments 164.0%
Non-Controlled/Non-Affiliate Investments 126.8%
Corporate Fixed Income 1.6%
Corporate Bond 1.6%
Utilities: Electric 1.6%
CSVC Acquisition Corp	-	7.75%	6/15/2025	$8,478,000	$8,478,000	$8,138,880

Total Utilities: Electric					8,478,000	8,138,880

Total Corporate Bond					$8,478,000	$8,138,880

Total Corporate Fixed Income					$8,478,000	$8,138,880

Corporate Debt 124.5%
Delayed Draw Term Loan 0.1%
Capital Equipment 0.0%
Endries International, Inc.(3)(5)(15)(19)	-	-	6/1/2023	$-	(44,681)	-

Total Capital Equipment					(44,681)	-
Healthcare & Pharmaceuticals 0.0%
Great Expressions Dental Centers PC(2)(3)(5)(15)(19)	-	-	9/28/2023	$-	(4,147)	(10,005)

Total Healthcare & Pharmaceuticals					(4,147)	(10,005)
Hotel, Gaming & Leisure 0.0%
NPC International, Inc.(2)(3)(5)(15)(19)	-	-	4/18/2025	$-	(18,711)	(20,002)

Total Hotel, Gaming & Leisure					(18,711)	(20,002)
Media: Diversified & Production 0.1%
International Entertainment Investments Limited(3)(6)(18)(19)	GBP LIBOR + 4.25%	4.75%	2/28/2022	£599,178	755,088	795,989

Total Media: Diversified & Production					755,088	795,989
Services: Business 0.0%
Lakeland Tours, LLC(3)(5)(15)(21)	-	-	12/8/2024	$-	(466)	1,866
Sovos Compliance, LLC(2)(3)(15)(19)	-	-	3/1/2022	$-	-	(48,387)

Total Services: Business					(466)	(46,521)

Total Delayed Draw Term Loan					$687,083	$719,461

First Lien Last Out Term Loan 6.0%
Environmental Industries 4.0%
Adler & Allan Group Limited(6)(17)(19)(21)(22)	GBP LIBOR + 7.50%	8.00%	6/30/2024	£15,141,463	19,064,227	20,256,052

Total Environmental Industries					19,064,227	20,256,052

Healthcare & Pharmaceuticals 2.0%
Clinical Innovations, LLC(15)(19)(21)(22)	L + 6.00%	7.49%	10/17/2023	$10,365,517	10,136,979	10,132,293

Total Healthcare & Pharmaceuticals					10,136,979	10,132,293

Total First Lien Last Out Term Loan					$29,201,206	$30,388,345

First Lien Senior Secured Loan 93.8%
Aerospace & Defense 3.9%
Anaren, Inc.(15)(19)(21)	L + 4.50%	6.19%	2/18/2021	$2,509,630	2,522,237	2,522,178
Novetta, LLC(15)	L + 5.00%	6.70%	10/17/2022	$3,854,294	3,778,545	3,745,892
Salient CRGT, Inc.(15)(19)(21)	L + 5.75%	7.32%	2/28/2022	$3,708,100	3,645,930	3,740,546
StandardAero Aviation Holdings, Inc.(15)(21)	L + 3.75%	5.32%	7/7/2022	$9,923,858	10,025,652	10,016,894

Total Aerospace & Defense					19,972,364	20,025,510
Automotive 3.6%
CST Buyer Company(15)(19)(21)	L + 6.25%	7.75%	3/1/2023	$9,801,261	9,674,796	9,879,671
OEConnection LLC(15)(21)	L + 4.00%	5.69%	11/22/2024	$8,175,779	8,134,900	8,165,560

Total Automotive					17,809,696	18,045,231
Beverage, Food & Tobacco 6.5%
Captain D's LLC(15)(19)(21)	L + 4.50%	5.98%	12/15/2023	$13,540,845	13,405,528	13,405,437
K-Mac Holdings Corp.(15)(19)(21)	L + 4.75%	6.32%	12/20/2022	$14,040,000	13,850,449	14,138,280
Restaurant Technologies, Inc.(15)(21)	L + 4.75%	6.20%	11/23/2022	$5,266,653	5,221,740	5,260,070

Total Beverage, Food & Tobacco					32,477,717	32,803,787
Capital Equipment 5.0%
Dorner Manufacturing Corp.(15)(19)(21)	L + 5.75%	7.32%	3/15/2023	$8,288,872	8,108,458	8,305,450
DXP Enterprises, Inc.(6)(15)(19)(21)	L + 5.50%	7.07%	8/29/2023	$5,230,350	5,180,464	5,282,654
Endries International, Inc.(15)(19)(21)	L + 4.75%	6.15%	6/1/2023	$6,540,319	6,452,400	6,540,319
Wilsonart LLC(15)(21)	L + 3.25%	4.95%	12/19/2023	$5,473,747	5,531,399	5,511,866

Total Capital Equipment					25,272,721	25,640,289

Chemicals, Plastics & Rubber 1.6%
ASP Chromaflo Intermediate Holdings, Inc.(15)(21)	L + 4.00%	5.57%	11/20/2023	$509,990	507,862	513,496
ASP Chromaflo Intermediate Holdings, Inc.(6)(15)(21)	L + 4.00%	5.57%	11/20/2023	$663,150	660,383	667,709
Niacet b.v.(6)(15)(19)(21)	EURIBOR + 4.50%	5.50%	2/1/2024	€3,865,193	4,133,673	4,651,765
Niacet Corporation(15)(19)(21)	L + 4.50%	6.19%	2/1/2024	$2,223,200	2,204,254	2,228,758

Total Chemicals, Plastics & Rubber					7,506,172	8,061,728
Construction & Building 3.4%
Bolt Infrastructure Merger Sub, Inc.(15)(21)	L + 3.50%	5.07%	6/21/2024	$2,697,465	2,684,931	2,706,744
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€2,825,002	3,077,840	3,398,198
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€8,574,506	9,167,494	10,314,281
Regan Development Holdings Limited(6)(17)(19)	EURIBOR + 7.00%	7.50%	5/2/2022	€915,945	1,040,239	1,101,791

Total Construction & Building					15,970,504	17,521,014
Consumer Goods: Durable 3.0%
Harbor Freight Tools USA, Inc.(16)(21)	L + 3.25%	4.82%	8/18/2023	$15,000,000	15,105,349	15,118,365

Total Consumer Goods: Durable					15,105,349	15,118,365
Consumer Goods: Non-Durable 4.2%
FineLine Technologies, Inc.(15)(19)(21)	L + 4.75%	6.44%	11/2/2022	$14,659,018	14,379,947	14,585,723
Kronos Acquisition Holdings Inc.(15)(21)	L + 4.50%	6.17%	8/26/2022	$2,783,522	2,776,997	2,809,038
Melissa & Doug, LLC(15)(19)(21)	L + 3.75%	5.44%	6/19/2024	$3,830,680	3,814,142	3,859,410

Total Consumer Goods: Non-Durable					20,971,086	21,254,171
Containers, Packaging & Glass 5.0%
BWAY Holding Company(18)(21)	L + 3.25%	4.60%	4/3/2024	$12,942,481	12,941,997	13,013,264
CSP Technologies North America, LLC(15)(19)(21)	L + 5.25%	6.94%	1/29/2022	$12,285,894	12,285,894	12,316,608

Total Containers, Packaging & Glass					25,227,891	25,329,872
Energy: Oil & Gas 2.7%
Keane Group, Inc.(6)(15)(19)(21)	L + 7.25%	9.00%	8/18/2022	$13,793,468	13,666,341	13,807,262

Total Energy: Oil & Gas					13,666,341	13,807,262
Healthcare & Pharmaceuticals 5.8%
Drive DeVilbiss(15)(21)	L + 5.50%	7.19%	1/3/2023	$6,714,072	6,189,778	6,214,545
Great Expressions Dental Centers PC(15)(19)(21)	L + 4.75%	6.32%	9/28/2023	$8,063,925	7,959,637	7,942,966
Island Medical Management Holdings, LLC(15)(19)(21)	L + 5.50%	7.00%	9/1/2022	$10,629,110	10,480,292	10,310,237
U.S. Anesthesia Partners, Inc.(15)(21)	L + 3.25%	4.82%	6/23/2024	$4,987,469	4,969,431	5,006,172

Total Healthcare & Pharmaceuticals					29,599,138	29,473,920
High Tech Industries 16.4%
Lighthouse Network, LLC(15)(21)	L + 4.50%	6.07%	11/29/2024	$16,250,891	16,171,524	16,332,145
Netsmart Technologies, Inc.(15)(21)	L + 4.50%	6.19%	4/19/2023	$16,166,203	16,200,542	16,375,022
Qlik Technologies(15)(21)	L + 3.50%	5.04%	4/26/2024	$17,917,481	17,867,534	17,559,132
SolarWinds Holdings, Inc.(15)(21)	L + 3.50%	5.07%	2/3/2023	$14,912,218	15,011,042	14,984,915
Zywave, Inc.(15)(19)(21)	L + 5.00%	6.61%	11/17/2022	$17,728,574	17,580,683	17,728,574

Total High Tech Industries					82,831,325	82,979,788
Insurance 2.0%
Alliant Holdings Intermediate, LLC(15)(21)	L + 3.25%	4.80%	8/12/2022	$7,480,852	7,550,046	7,528,475
Wink Holdco, Inc.(15)(21)	L + 3.00%	4.49%	11/2/2024	$2,619,172	2,612,843	2,645,364

Total Insurance					10,162,889	10,173,839
Media: Broadcasting & Subscription 3.0%
Micro Holding Corp.(18)(21)	L + 3.75%	5.34%	9/13/2024	$14,962,500	14,927,621	15,019,941

Total Media: Broadcasting & Subscription					14,927,621	15,019,941
Media: Diversified & Production 4.2%
Deluxe Entertainment Services Group Inc.(15)(21)	L + 5.50%	6.88%	2/28/2020	$10,912,628	10,454,998	10,721,657
International Entertainment Investments Limited(6)(18)(19)(21)	GBP LIBOR + 4.75%	5.24%	5/31/2022	£7,673,114	9,314,218	10,368,679

Total Media: Diversified & Production					19,769,216	21,090,336
Real Estate 2.1%
Spectre (Carrisbrook House) Limited(6)(15)(19)	EURIBOR + 7.50%	8.50%	8/9/2021	€9,300,000	10,644,272	10,863,204

Total Real Estate					10,644,272	10,863,204
Retail 2.6%
CH Hold Corp.(15)(21)	L + 3.00%	4.57%	2/1/2024	$1,514,280	1,511,626	1,525,637
Eyemart Express LLC(15)(21)	L + 3.00%	4.44%	8/4/2024	$11,622,196	11,667,646	11,647,626

Total Retail					13,179,272	13,173,263
Services: Business 10.8%
Advantage Sales & Marketing Inc.(15)(21)	L + 3.25%	4.63%	7/23/2021	$15,907,613	15,579,348	15,553,000
Comet Bidco Limited(6)(18)	GBP LIBOR + 5.25%	5.74%	10/10/2024	£6,260,870	8,025,268	8,321,073
Genuine Financial Holdings LLC(15)(19)(21)	L + 4.75%	6.38%	1/26/2023	$9,493,949	9,394,123	9,588,888
Lakeland Tours, LLC(15)(21)	L + 4.00%	5.59%	12/8/2024	$2,265,805	2,260,141	2,288,463
New Insight Holdings, Inc.(15)(21)	L + 5.50%	7.13%	12/20/2024	$10,673,472	10,140,377	10,250,984
Sovos Compliance, LLC(15)(19)(21)	L + 6.00%	7.57%	3/1/2022	$8,687,901	8,610,473	8,601,022
Travel Leaders Group, LLC(18)(21)	L + 4.50%	5.92%	1/25/2024	$294,097	292,867	298,876

Total Services: Business					54,302,597	54,902,306
Telecommunications 2.6%
Masergy Holdings, Inc.(15)(21)	L + 3.75%	5.44%	12/15/2023	$693,116	690,187	697,448
Polycom, Inc.(15)(21)	L + 5.25%	6.78%	9/27/2023	$12,164,688	12,014,392	12,291,408

Total Telecommunications					12,704,579	12,988,856
Wholesale 5.4%
American Tire Distributors Inc.(15)(21)	L + 4.25%	5.82%	9/1/2021	$17,028,623	17,120,740	17,171,238
PT Holdings, LLC(15)(21)	L + 4.00%	5.57%	11/30/2024	$9,954,211	9,904,920	10,016,424

Total Wholesale					27,025,660	27,187,662

Total First Lien Senior Secured Loan					$469,126,410	$475,460,344

Revolver 1.4%
Automotive 0.0%
CST Buyer Company(3)(5)(15)(19)	-	-	3/1/2023	$-	(11,593)	7,180

Total Automotive					(11,593)	7,180
Banking 0.0%
Tidel Engineering, L.P.(3)(15)(19)	-	-	3/1/2023	$-	-	-

Total Banking					-	-
Beverage, Food & Tobacco 0.2%
Captain D's LLC(3)(15)(19)	L + 4.50%	6.03%	12/15/2023	$1,018,981	1,000,490	1,000,358
K-Mac Holdings Corp.(3)(15)(19)	L + 3.50%	5.07%	12/20/2021	$160,000	160,000	171,200

Total Beverage, Food & Tobacco					1,160,490	1,171,558
Capital Equipment 0.2%
Dorner Manufacturing Corp.(3)(15)(19)	L + 5.75%	7.32%	3/15/2023	$439,553	415,595	443,949
Endries International, Inc.(3)(15)(19)	P + 3.75%	8.25%	6/1/2022	$701,568	658,025	701,568
Winchester Electronics Corporation(3)(15)(19)	-	-	6/30/2021	$-	-	-

Total Capital Equipment					1,073,620	1,145,517
Chemicals, Plastics & Rubber 0.2%
AP Plastics Group, LLC(3)(15)(19)	L + 4.75%	6.12%	8/1/2021	$935,022	935,022	935,022
PRCC Holdings, Inc.(3)(19)	-	-	2/1/2021	$-	-	-

Total Chemicals, Plastics & Rubber					935,022	935,022
Construction & Building 0.0%
Stanton Carpet Corp.(3)(15)(19)	-	-	11/21/2022	$-	-	-

Total Construction & Building					-	-
Consumer Goods: Non-Durable 0.0%
FineLine Technologies, Inc.(2)(3)(5)(15)(19)	-	-	11/2/2021	$-	(45,292)	(13,104)
Solaray, LLC(3)(15)(19)	-	-	9/9/2022	$-	-	-

Total Consumer Goods: Non-Durable					(45,292)	(13,104)
Healthcare & Pharmaceuticals 0.2%
Clinical Innovations, LLC(3)(15)(19)(22)	L + 6.00%	7.49%	10/17/2022	$153,563	128,728	127,649
Great Expressions Dental Centers PC(3)(12)(15)(19)	L + 4.75%	6.39%	9/28/2022	$983,614	969,683	966,109

Total Healthcare & Pharmaceuticals					1,098,411	1,093,758
High Tech Industries 0.1%
Zywave, Inc.(3)(13)(15)(19)	L + 5.00%	7.43%	11/17/2022	$287,802	272,177	287,802

Total High Tech Industries					272,177	287,802
Media: Advertising, Printing & Publishing 0.1%
Ansira Holdings, Inc.(3)(15)(19)	-	-	12/20/2022	$-	-	-
Cruz Bay Publishing, Inc.(3)(15)(19)	P + 3.00%	7.50%	6/6/2019	$566,680	566,680	566,680

Total Media: Advertising, Printing & Publishing					566,680	566,680
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	-	-	6/15/2022	$-	-	-

Total Media: Diversified & Production					-	-
Retail 0.0%
Batteries Plus Holding Corporation(3)(15)(19)	-	-	7/6/2022	$-	-	-

Total Retail					-	-
Services: Business 0.1%
McKissock, LLC(3)(15)(19)	P + 2.50%	7.00%	8/5/2019	$708,350	708,350	708,350
Sovos Compliance, LLC(2)(3)(5)(15)(19)	-	-	3/1/2022	$-	(13,204)	(14,516)
TEI Holdings Inc.(3)(15)(19)	-	-	12/20/2022	$-	-	-

Total Services: Business					695,146	693,834
Transportation: Cargo 0.3%
ENC Holding Corporation(3)(15)(19)	P + 3.75%	8.25%	2/8/2023	$1,521,775	1,521,775	1,521,775

Total Transportation: Cargo					1,521,775	1,521,775
Transportation: Consumer 0.0%
Direct Travel, Inc.(3)(19)	-	-	12/1/2021	$-	-	-

Total Transportation: Consumer					-	-

Total Revolver					$7,266,436	$7,410,022

Second lien senior secured loan 23.2%
Aerospace & Defense 2.9%
TECT Power Holdings, LLC(15)(19)(21)	L + 8.50%	10.07%	12/27/2021	$14,757,969	14,483,760	14,772,727

Total Aerospace & Defense					14,483,760	14,772,727
Automotive 1.3%
OEConnection LLC(15)(19)(21)	L + 8.00%	9.69%	11/17/2025	$6,460,396	6,396,132	6,460,396

Total Automotive					6,396,132	6,460,396
Beverage, Food & Tobacco 0.3%
Restaurant Technologies, Inc.(15)(19)(21)	L + 8.75%	10.20%	11/23/2023	$1,693,548	1,663,433	1,697,782

Total Beverage, Food & Tobacco					1,663,433	1,697,782
Capital Equipment 1.1%
EXC Holdings III Corp.(15)(21)	L + 7.50%	9.16%	11/16/2025	$5,240,489	5,197,471	5,319,096

Total Capital Equipment					5,197,471	5,319,096
Energy: Oil & Gas 2.6%
Bruin E&P Partners, LLC(15)(19)	L + 7.38%	8.90%	3/7/2023	$13,020,000	12,805,884	13,150,200

Total Energy: Oil & Gas					12,805,884	13,150,200

Healthcare & Pharmaceuticals 5.1%
TecoStar Holdings, Inc.(15)(19)(21)	L + 8.50%	9.88%	11/1/2024	$9,471,942	9,246,013	9,481,414
U.S. Anesthesia Partners, Inc.(15)(19)(21)	L + 7.25%	8.82%	6/23/2025	$16,520,000	16,288,816	16,553,040

Total Healthcare & Pharmaceuticals					25,534,829	26,034,454
High Tech Industries 4.2%
Intralinks, Inc.(15)(21)	L + 8.00%	9.70%	11/10/2025	$13,469,388	13,335,962	13,458,168
nThrive, Inc.(15)(19)(21)	L + 9.75%	11.32%	4/20/2023	$8,000,000	7,980,000	7,960,000

Total High Tech Industries					21,315,962	21,418,168
Hotel, Gaming & Leisure 1.0%
NPC International, Inc.(15)(21)	L + 7.50%	9.05%	4/18/2025	$4,703,667	4,683,039	4,821,259

Total Hotel, Gaming & Leisure					4,683,039	4,821,259
Insurance 0.4%
Wink Holdco, Inc.(15)(21)	L + 6.75%	8.24%	11/2/2025	$2,039,478	2,029,614	2,064,972

Total Insurance					2,029,614	2,064,972
Media: Advertising, Printing & Publishing 1.1%
Learfield Communications LLC(15)(19)(21)	L + 7.25%	8.82%	12/2/2024	$5,400,000	5,351,468	5,454,000

Total Media: Advertising, Printing & Publishing					5,351,468	5,454,000
Retail 0.2%
CH Hold Corp.(15)(21)	L + 7.25%	8.82%	2/3/2025	$1,215,470	1,210,312	1,242,818

Total Retail					1,210,312	1,242,818
Services: Business 1.0%
OPE Inmar Acquisition, Inc.(15)(21)	L + 8.00%	9.42%	5/1/2025	$5,058,410	5,003,214	5,048,925

Total Services: Business					5,003,214	5,048,925
Telecommunications 0.2%
Masergy Holdings, Inc.(15)(21)	L + 8.50%	10.19%	12/16/2024	$778,846	771,793	790,042

Total Telecommunications					771,793	790,042

Transportation: Cargo 1.8%
Direct ChassisLink, Inc.(18)(19)(21)	L + 6.00%	7.51%	6/15/2023	$9,031,936	8,986,776	9,212,575

Total Transportation: Cargo					8,986,776	9,212,575

Total Second lien senior secured loan					$115,433,687	$117,487,414

Total Corporate Debt					$621,714,822	$631,465,586

Equity 0.7%
Series A Preferred Units 0.4%
Healthcare & Pharmaceuticals 0.4%
CB Titan Holdings, Inc.(14)(19)	-	-	-	1,952,879	1,952,879	1,963,490

Total Healthcare & Pharmaceuticals					1,952,879	1,963,490

Total Series A Preferred Units					1,952,879	1,963,490

High Tech Industries 0.3%
Equity Interest 0.3%
Impala Private Investments, LLC(14)(19)	-	-	-	1,500,000	1,500,000	1,500,000

Total High Tech Industries					1,500,000	1,500,000

Total Equity Interest					1,500,000	1,500,000

Total Equity					$3,452,879	$3,463,490

Total Non-Controlled/Non-Affiliate Investments					$633,645,701	$643,067,956

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

See Notes to Consolidated Financial Statements.

BAIN CAPITAL SPECIALTY FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

              Bain Capital Specialty Finance, Inc. (the "Company") was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for tax purposes the Company has elected to be treated, and intends to operate in a manner so as to continuously qualify, as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), commencing concurrently with its election to be treated as a BDC. The Company is externally managed by BCSF Advisors, LP (the "Advisor" or "BCSF Advisors"), our investment adviser that is registered with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator" or "BCSF Advisors").

              On November 19, 2018, the Company closed its initial public offering (the "IPO"), which was a Qualified IPO, issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018.

              The Company's primary focus is capitalizing on opportunities within its Advisor's Senior Direct Lending Strategy, which seeks to provide risk-adjusted returns and current income to its stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in EBITDA. The Company focuses on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company generally seeks to retain voting control in respect of the loans or particular classes of securities in which the Company invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

              Our operations comprise only a single reportable segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

              The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company's consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")

Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

              Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's consolidated financial position or the consolidated results of operations as previously reported.

Basis of Consolidation

              The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company's investment operations and to facilitate the execution of the Company's investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, LLC, which was formed on September 20, 2017, and BCC Middle Market CLO 2018-1, LLC, which was formed on August 3, 2018, in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value. The Company does not consolidate its interest in Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"). See further description of the Company's investment in ABCS in Note 3.

Use of Estimates

              The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Valuation of Portfolio Investments

              Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board of Directors of the Company (the "Board"), based on, among other things, the input of the Advisor, the Company's audit committee of the Board (the "Audit Committee) and one or more independent third party valuation firms engaged by the Board.

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

              The Company applies ASC Topic 820, Fair Value Measurement ("ASC 820"), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Non-Accrual Loans

              Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management's judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2018 and December 31, 2017, no securities had been placed on non-accrual status.

Distributions

              Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with US GAAP. The Company may pay distributions to its stockholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder's tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

Dividend Reinvestment Plan

              The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who "opt in" to the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

              Subsequent to the IPO, stockholders who do not "opt out" of the Company's dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

Organizational and Offering Costs

              Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organizational costs are expensed as incurred and are shown in the Company's consolidated statements of operations.

              Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, legal, printing and other costs associated with the preparation and filing of applicable registration statements. Offering costs of the Company incurred prior to the commencement of operations have been recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations and are shown in the Company's consolidated statements of operations. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering.

Cash, Restricted Cash, and Cash Equivalents

              Cash and cash equivalents consist of deposits held at custodian banks, and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the consolidated schedules of investments. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions.

Foreign Currency Translation

              The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation (depreciation) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

Forward Currency Exchange Contracts

              The Company may enter into forward currency exchange contracts to reduce the Company's exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation (depreciation) on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation (depreciation) on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

Income Taxes

              The Company has elected to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually as dividends to its stockholders. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company's stockholders and will not be reflected in the consolidated financial statements of the Company.

              The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2018 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2018. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC and BCC Middle Market CLO 2018-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

              The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2018, the tax years that remain subject to examination is from the inception on October 5, 2015 forward.

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

              In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

              In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company adopted the SEC Release for the fiscal year ended December 31, 2018. The SEC Release required presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the consolidated statements of assets and liabilities, as three components: 1) accumulated undistributed net investment income; 2) net unrealized appreciation (depreciation); and 3) accumulated undistributed net realized gain (loss) and presented distributions from distributable earnings on the consolidated statements of changes in net assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the consolidated statements of assets and liabilities and consolidated statements of changes in net assets, respectively. The changes in presentation have been retrospectively applied to the consolidated statements of changes in net assets and the consolidated statement of assets and liabilities for the year ended December 31, 2017.

Note 3. Investments

              The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,074,413,132	61.3%	$1,058,838,409	61.3%
First Lien Last Out Loans	27,325,127	1.5	27,487,248	1.6
Second Lien Senior Secured Loans	263,758,359	15.0	258,141,014	14.9
Subordinated Debt	39,710,860	2.3	39,625,000	2.3
Corporate Bonds	41,388,040	2.4	35,023,170	2.0
Investment Vehicles (1)	279,890,772	16.0	279,362,792	16.2
Equity Interest	24,077,806	1.4	26,521,285	1.5
Preferred Equity	2,552,879	0.1	2,806,753	0.2
Warrants	—	0.0	—	0.0

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

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

(1)
Represents equity investment in ABCS.

              The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$1,613,201,580	92.0%	$1,589,935,194	92.0%
United Kingdom	59,621,540	3.4	58,473,157	3.4
Ireland	22,770,253	1.3	23,414,079	1.4
Sweden	18,308,667	1.0	17,300,711	1.0
Norway	14,798,247	0.9	14,798,000	0.9
France	13,059,928	0.7	12,630,942	0.7
Netherlands	11,356,760	0.7	11,253,588	0.6

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

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

(1)
Includes equity investment in ABCS.

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$279,890,772	16.0%	$279,362,792	16.2%
High Tech Industries	205,845,620	11.7	202,999,747	11.7
Services: Business	137,816,914	7.9	135,398,202	7.8
Healthcare & Pharmaceuticals	127,104,300	7.3	125,744,586	7.3
Aerospace & Defense	120,069,733	6.8	121,411,334	7.0
Transportation: Cargo	85,197,021	4.9	83,514,319	4.8
Hotel, Gaming & Leisure	81,486,330	4.6	80,683,590	4.7
Consumer Goods: Non-Durable	73,809,233	4.2	71,439,678	4.1
Wholesale	64,529,679	3.7	63,050,944	3.6
Capital Equipment	44,054,103	2.5	42,795,894	2.5
Construction & Building	41,239,595	2.4	41,581,979	2.4
Retail	43,264,007	2.5	41,384,480	2.4
FIRE: Insurance (2)	43,288,364	2.5	41,107,152	2.4
Service: Consumer	41,327,064	2.4	41,022,081	2.4
Containers, Packaging & Glass	40,213,180	2.3	38,694,275	2.2
Beverage, Food & Tobacco	38,154,943	2.2	35,612,284	2.1
Energy: Oil & Gas	31,540,815	1.8	31,195,498	1.8
Media: Diversified & Production	30,363,916	1.7	30,490,333	1.8
Automotive	29,482,446	1.7	29,337,032	1.7
Energy: Electricity	22,368,502	1.3	22,283,631	1.3
Forest Products & Paper	22,514,526	1.3	21,902,974	1.3
Media: Broadcasting & Subscription	21,868,277	1.2	20,944,540	1.2
Media: Advertising, Printing & Publishing	19,635,378	1.1	19,730,774	1.1
Chemicals, Plastics & Rubber	19,146,824	1.1	19,511,146	1.1
Consumer Goods: Durable	17,097,312	0.9	17,247,902	1.0
Environmental Industries	16,488,981	0.9	16,482,011	1.0
Telecommunications	15,239,284	0.9	15,121,027	0.9
Banking	13,259,712	0.7	13,234,599	0.8
FIRE: Real Estate (2)	10,713,530	0.6	10,650,360	0.6
Utilities: Electric	12,483,046	0.7	10,310,670	0.6
FIRE: Finance (2)	3,623,568	0.2	3,559,837	0.2

Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

  (1)
  Represents equity investment in ABCS.
  (2)
  Finance, Insurance, and Real Estate ("FIRE").

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2017 (with corresponding percentage of total portfolio investments):

	As of December 31, 2017
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles(1)	$178,052,288	21.7%	$178,409,807	21.4%
High Tech Industries	105,919,464	12.9	106,185,758	12.8
Healthcare & Pharmaceuticals	68,318,089	8.3	68,687,910	8.3
Services: Business	60,000,491	7.3	60,598,544	7.3
Aerospace & Defense	44,021,059	5.4	44,898,545	5.4
Beverage, Food & Tobacco	35,301,640	4.3	35,673,127	4.3
Capital Equipment	31,499,131	3.8	32,104,902	3.9
Wholesale	27,025,660	3.3	27,187,662	3.3
Energy: Oil & Gas	26,472,225	3.2	26,957,462	3.2
Containers, Packaging & Glass	25,227,891	3.1	25,329,872	3.0
Automotive	24,194,235	3.0	24,512,807	2.9
Media: Diversified & Production	20,524,304	2.5	21,886,325	2.6
Consumer Goods: Non-Durable	20,925,794	2.6	21,241,067	2.6
Environmental Industries	19,064,227	2.3	20,256,052	2.4
Construction & Building	15,970,504	1.9	17,521,014	2.1
Consumer Goods: Durable	15,105,349	1.8	15,118,365	1.8
Media: Broadcasting & Subscription	14,927,621	1.8	15,019,941	1.8
Retail	14,389,584	1.8	14,416,081	1.7
Telecommunications	13,476,372	1.6	13,778,898	1.7
Insurance	12,192,503	1.5	12,238,811	1.5
Real Estate	10,644,272	1.3	10,863,204	1.3
Transportation: Cargo	10,508,551	1.3	10,734,350	1.3
Chemicals, Plastics & Rubber	8,441,194	1.0	8,996,750	1.1
Utilities: Electric	8,478,000	1.0	8,138,880	1.0
Media: Advertising, Printing & Publishing	5,918,148	0.7	6,020,680	0.7
Hotel, Gaming & Leisure	4,664,328	0.6	4,801,257	0.6
Banking	—	0.0	—	0.0
Transportation: Consumer	—	0.0	—	0.0

Total	$821,262,924	100.0%	$831,578,071	100.0%

(1)
Represents equity investment in ABCS.

Antares Bain Capital Complete Financing Solution

              The Company has entered into a limited liability company agreement with Antares Midco Inc. ("Antares") to invest in ABC Complete Financing Solution LLC, which makes investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS' principal purpose is to make investments, primarily in senior secured unitranche loans. The Company records its investment in ABCS at fair value. Distributions of income received from ABCS, if any, are recorded as dividend income from controlled investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, are recorded as a return of capital and reduce the amortized cost of controlled affiliate investments.

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

              As of December 31, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$281,201,031	$143,798,969
Antares Midco Inc.	525,000,000	347,360,091	177,639,909

Total Investments	$950,000,000	$628,561,122	$321,438,878

              As of December 31, 2017, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2017
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$178,052,288	$246,947,712
Antares Midco Inc.	525,000,000	219,941,870	305,058,130

Total Investments	$950,000,000	$397,994,158	$552,005,842

              ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the "ABCS Facility"). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of December 31, 2018 and December 31, 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt under the credit facility, respectively. As of December 31, 2018 and December 31, 2017, the effective rate on the ABCS Facility was 5.13% and 4.30% per annum, respectively.

              As of December 31, 2018 and December 31, 2017, ABCS held total investments with a fair value of $1,632.5 million and $956.2 million, respectively. As of December 31, 2018 and December 31, 2017, ABCS's portfolio was comprised of senior secured unitranche loans of 22 and 14 different borrowers, respectively. As of December 31, 2018 and December 31, 2017, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS's portfolio, followed by a portfolio listing as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Total first lien senior secured loans (1)	$1,648,306,973	$956,536,905
Weighted average yield on first lien unitranche loans (2)	8.5%	8.1%
Largest loan to a single borrower (1)	$122,910,538	$106,231,058
Total of five largest loans to borrowers (1)	$566,072,685	$465,635,606
Number of borrowers in the ABCS	22	14
Commitments to fund delayed draw loans (3)	$57,622,635	$25,087,777

(1)
At principal amount.
(2)
Based on par amount.
(3)
As discussed above, these commitments have been approved by ABCS.

              Below is certain summarized financial information for ABCS as of and for the year ended December 31, 2018 and for the period from November 29, 2017 through December 31, 2017:

Selected Balance Sheet Information

	As of
	December 31, 2018	December 31, 2017
Loans, net of allowance of $17,616,259 and $0, respectively (1)	$1,616,794,497	$956,184,609
Cash, restricted cash and other assets	52,240,642	33,348,801

Total assets	$1,669,035,139	$989,533,410

Debt (2)	$1,027,614,661	$587,657,029
Other liabilities	30,762,175	3,340,372

Total liabilities	$1,058,376,836	$590,997,401

Members' equity	610,658,303	398,536,009

Total liabilities and members' equity	$1,669,035,139	$989,533,410

(1)
ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB ASC 310, Receivables, and FASB ASC 450 Contingencies. The allowance for loan loss as of December 31, 2018 is a general allowance, there was no specific allowance for loan losses during the period. The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company's valuation of ABCS as a whole.
(2)
Net of $3.6 million and $4.5 million deferred financing costs for the ABCS Facility, as of December 31, 2018 and December 31, 2017, respectively.

Selected Statement of Operations Information

	For the Year Ended	For the Period From November 29, 2017 through
	December 31, 2018	December 31, 2017
Interest income	$104,547,506	$6,815,586
Fee income	1,201,459	19,172

Total revenues	105,748,965	6,834,758
Credit facility expenses (1)	45,634,664	3,192,066
Other fees and expenses	22,231,409	3,100,844

Total expenses	67,866,073	6,292,910

Net investment income	37,882,892	541,848
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—

Net increase in members' capital from operations	$37,882,892	$541,848

(1)
As of December 31, 2018 and December 31 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

              ABCS is obligated to pay sourcing fees to the applicable member affiliate which sources the deal. For the year ended December 31, 2018 and for the period from November 29, 2017 through December 31, 2017 the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments
As of December 31, 2018

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878,108	$11,878,108	$11,878,108

Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680,389	26,387,900	26,546,987
Solaray, LLC (3)	-	-	9/9/2023	$-	-	(33,132)

Total Consumer Goods: Non-Durable					26,387,900	26,513,855
FIRE: Insurance
Margaux Acquisition Inc. (3)	-	-	12/19/2024	$-	-	(417,349)

Total FIRE: Insurance					-	(417,349)
High Tech Industries
Element Buyer, Inc. (3)	-	-	7/19/2025	$-	-	(133,001)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600,080	7,473,201	7,543,079

Total High Tech Industries					7,473,201	7,410,078
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478,122	2,471,720	2,459,537
Ansira Holdings, Inc. (3)	-	-	12/20/2022	$-	-	(56,379)

Total Media: Advertising, Printing & Publishing					2,471,720	2,403,158
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605,055	2,583,309	2,605,055

Total Services: Consumer					2,583,309	2,605,055
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672,019	1,669,299	1,672,019
Direct Travel, Inc.	-	-	12/1/2021	$-	-	-

Total Transportation: Consumer					1,669,299	1,672,019

Total Delayed Draw Term Loan					$52,463,537	$52,064,924

First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,860,616	116,559,417	117,565,964

Total Aerospace & Defense					116,559,417	117,565,964
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,441,743	86,415,211	86,441,743

Total Capital Equipment					86,415,211	86,441,743
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,397,584	48,348,003	47,913,608
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813,402	73,813,402	73,813,402

Total Chemicals, Plastics & Rubber					122,161,405	121,727,010
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832,202	77,613,584	77,255,558

Total Construction & Building					77,613,584	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,090,608	68,773,182	68,399,702
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231,137	60,179,302	59,628,826

Total Consumer Goods: Durable					128,952,484	128,028,528
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230,150	95,175,207	95,748,999

Total Consumer Goods: Non-Durable					95,175,207	95,748,999
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025,323	88,985,892	86,874,436

Total Energy: Oil & Gas					88,985,892	86,874,436
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,124,823	63,765,565	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	21,651,078	21,665,453

Total FIRE: Insurance					85,416,643	85,487,780
High Tech Industries
Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,181,667	67,508,387	67,158,942
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287,148	83,863,326	84,647,494

Total High Tech Industries					151,371,713	151,806,436

Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011,099	80,874,067	80,403,516
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,417,703	11,417,703	11,417,703
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,812,900	3,812,900	3,812,900

Total Media: Advertising, Printing & Publishing					96,104,670	95,634,119
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,799,950	22,721,506	22,571,950
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741,229	33,241,212	33,403,817

Total Media: Diversified & Production					55,962,718	55,975,767
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156,203	68,156,203	68,156,203

Total Retail					68,156,203	68,156,203
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,725,743	117,403,161

Total Services: Business					117,725,743	117,403,161
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071,352	8,003,974	8,071,352
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144,017	41,792,208	42,460,097

Total Services: Consumer					49,796,182	50,531,449
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153,232	111,788,965	112,153,232

Total Transportation: Consumer					111,788,965	112,153,232

Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,496,608	80,367,292	80,681,642
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,342,871	49,393,889	48,958,442

Total Wholesale					129,761,181	129,640,084

Total First Lien Senior Secured					$1,581,947,218	$1,580,430,469

Total Corporate Debt					$1,634,410,755	$1,632,495,393

Total Investments					$1,634,410,755	$1,632,495,393

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR interest rate floor.
(2) Fair Value determined by the Advisor.
(3) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(4) $204,252 of the total par amount for this security is at P + 4.75%.
(5) $158,063 of the total par amount for this security is at P + 4.75%.
(6) $52,785 of the total par amount for this security is at P + 5.75%.
(7) $391,241 of the total par amount for this security is at P + 4.50%.

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

Note 4. Fair Value Measurements

Fair Value Disclosures

              The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$619,351,395	$439,487,014	$1,058,838,409
First Lien Last Out Loans	—	—	27,487,248	27,487,248
Second Lien Senior Secured Loans	—	112,585,925	145,555,089	258,141,014
Subordinated Debt	—	—	39,625,000	39,625,000
Corporate Bonds	—	35,023,170	—	35,023,170
Investment Vehicles (1)	—	—	279,362,792	279,362,792
Equity Interest	—	—	26,521,285	26,521,285
Preferred Equity	—	—	2,806,753	2,806,753
Warrants	—	—	—	—

Total Investments	$—	$766,960,490	$960,845,181	$1,727,805,671

Cash equivalents	$876,881	$—	$—	$876,881

Forward currency exchange contracts	$—	$9,321,758	$—	$9,321,758

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

(1)
Represents equity investment in ABCS.

              The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339,087	$30,515,994	$84,722,132	$—	$178,409,807	$9,763,092	$1,963,490	$520,713,602
Purchases of investments and other adjustments to cost	340,358,300	1,178,599	83,800,723	39,700,000	103,148,743	16,350,082	600,000	585,136,447
Net accretion of discounts (amortization of premiums)	807,967	82,185	169,047	10,860	—	—	—	1,070,059
Proceeds from principal repayments and sales of investments	(122,601,350)	(3,304,544)	(18,763,457)	—	(1,310,259)	(2,752,517)	—	(148,732,127)
Net change in unrealized appreciation (depreciation) on investments	(5,694,986)	(1,023,940)	(4,418,947)	(85,860)	(885,499)	1,908,111	243,263	(9,957,858)
Net realized gains on investments	228,505	38,954	45,591	—	—	1,252,517	—	1,565,567
Transfers out of Level 3	(5,282,654)	—	—	—	—	—	—	(5,282,654)
Transfers to Level 3	16,332,145	—	—	—	—	—	—	16,332,145

Balance as of December 31, 2018	$439,487,014	$27,487,248	$145,555,089	$39,625,000	$279,362,792	$26,521,285	$2,806,753	$960,845,181

Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2018	$(5,013,716)	$(1,023,940)	$(4,040,283)	$(85,860)	$(885,499)	$1,908,111	$243,263	$(8,897,924)

(1)
Represents equity investment in ABCS.

              Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2018, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

              The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	First Lien Senior Secured Loan	First Lien Last Out Loan	Second Lien Senior Secured Loan	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2017	$32,735,307	$—	$—	$—	$—	$—	$32,735,307
Purchases of investments and other adjustments to cost	184,468,206	29,300,933	76,104,870	178,052,288	10,592,759	1,952,880	480,471,936
Net accretion of discounts (amortization of premiums)	356,293	29,000	72,563	—	—	—	457,856
Proceeds from principal repayments and sales of investments	(27,291,494)	—	—	—	(1,365,040)	—	(28,656,534)
Net change in unrealized appreciation on investments	4,618,395	1,186,061	1,449,493	357,519	535,373	10,610	8,157,451
Net realized gains on investments	22,797	—	—	—	—	—	22,797
Transfers to Level 3	20,429,583	—	7,095,206	—	—	—	27,524,789

Balance as of December 31, 2017	$215,339,087	$30,515,994	$84,722,132	$178,409,807	$9,763,092	$1,963,490	$520,713,602

Change in unrealized appreciation attributable to investments still held at December 31, 2017	$4,768,395	$1,186,061	$1,449,493	$357,519	$535,373	$10,610	$8,307,451

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

	As of December 31, 2018
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$248,966,920	Discounted Cash Flows	Comparative Yields	5.4%-12.8% (8.1%)
First Lien Senior Secured Loans	4,162,757	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	11,500,080	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	27,454,616	Discounted Cash Flows	Comparative Yields	8.6%-14.5% (12.1%)
Second Lien Senior Secured Loans	85,979,661	Discounted Cash Flows	Comparative Yields	6.6%-14.5% (10.6%)
Subordinated Debt	39,625,000	Discounted Cash Flows	Comparative Yields	10.0%-16.2% (12.3%)
Investment Vehicles (3)	279,362,792	Other	—	—
Equity Interest	3,000,362	Comparable Company Multiple	EBITDA Multiple	13.3x-13.5x (13.4x)
Equity Interest	14,722,691	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,206,753	Comparable Company Multiple	EBITDA Multiple	10.5x-10.5x (10.5x)

Total investments	$716,981,632

  (1)
  Included within the Level 3 assets of $960,845,181 is an amount of $243,863,549 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
  (2)
  Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
  (3)
  Represents equity investment in ABCS. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments. The fair value of the loans held by ABCS have been determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 7.7% to 10.9% and a weighted average of 8.9%. The carrying value of the ABCS Facility approximates fair value.

              The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2018. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

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

              The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and December 31, 2017, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2018, approximate the carrying value of such facilities.

Note 5. Related Party Transactions

Investment Advisory Agreement

              The Company has entered into an investment advisory agreement as of October 6, 2016 (the "Investment Advisory Agreement") with the Advisor, pursuant to which the Advisor manages the Company's investment program and related activities.

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

              The Advisor, however, has contractually waived its right to receive the Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company's expenses) during any period prior to the IPO. Additionally, for the period from the date of the IPO through December 31, 2018, the Advisor has voluntarily waived its right to receive the Base Management Fee in excess of 0.75%. The Advisor was not permitted to recoup any waived amounts. In previous filings, management fees were presented on a net basis.

              For the years ended December 31, 2018, 2017, and 2016 Management fees were $17.5 million, $5.9 million, and $0.4 million, respectively. For the year ended December 31, 2018, $7.3 million was contractually waived and $1.5 million was voluntarily waived. For the year ended December 31, 2017, $2.9 million was contractually waived. For the year ended December 31, 2016, $0.2 million was contractually waived.

              As of December 31, 2018 and December 31, 2017, $3.0 million and $1.2 million remained payable, respectively.

Incentive Fee

              As of December 31, 2018, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

              The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:

(a)	100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the "Hurdle"), until the Advisor has received a "catch-up" equal to:
	(i)	15% of the pre-incentive fee net investment income for the current quarter prior to the IPO, or
	(ii)	17.5% of the pre-incentive fee net investment income for the current quarter after the IPO; and
(b)	(i)	15% of all remaining pre-incentive fee net investment income above the "catch-up" prior to the IPO, or
	(ii)	17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after the IPO.

              The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year, and equals:

(a)
prior to the IPO, 15% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains"), or
(b)
after the IPO, 17.5% of the Cumulative Capital Gains.

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

              Prior to the occurrence of the IPO, the Company paid the income incentive fee in each calendar quarter as follows:

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

              On and after the IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

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

              These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. Because the IPO occurred on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for the fourth quarter 2018 at a weighted rate calculated based on the fee rates applicable before and after the IPO based on the number of days in the calendar quarter before and after the IPO.

              For year ended December 31, 2018, the Company incurred $9.7 million of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $1.9 million of the income incentive fees earned by the Advisor during the year ended December 31, 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

              As a result of the income incentive fee waivers, the Company incurred $7.8 million of income incentive fees (after waivers) for the year ended December 31, 2018, respectively. The Company did not incur any income incentive fees for the years ended December 31, 2017 and 2016.

              As of December 31, 2018 and December 31, 2017, there was $3.3 million and $0.00 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

              On October 11, 2018, the Board approved, subject to completion of the IPO, an Amended and Restated Investment Advisory Agreement. Beginning with the calendar quarter that commenced January 1, 2019, this Amended and Restated Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

Annual Incentive Fee Based on Capital Gains

              The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to the IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after the IPO. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before the IPO or 17.5% after the IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

              Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company's realized capital gains on a cumulative basis from inception through the day before the IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the

IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

              There was no capital gains incentive fee payable to the Advisor under the Investment Advisory Agreement as of December 31, 2018 and December 31, 2017.

              US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement ("GAAP Incentive Fee"). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

              For the year ended December 31, 2018 there was a reduction of $1.0 million in incentive fees related to the GAAP incentive fee, which is included in incentive fees on the consolidated statements of operations. For the years ended December 31, 2017 and 2016, the Company incurred $0.8 million and $0.3 million, respectively, of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, there was $0.0 million and $1.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

              The Company has entered into an administration agreement (the "Administration Agreement") with the Advisor (in such capacity, the "Administrator"), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.8 million, $0.5 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Resource Sharing Agreement

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

Co-investments

              We may invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC initially on August 23, 2016, as amended on March 23, 2018 (the "Order"). Under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of our or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board's approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

              Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018 and December 31, 2017, of which $7.8 million and $4.8 million had been called by the Company as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, the Advisor held 389,476.18 and 241,527.73 shares of the Company's common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 and December 31, 2017 of which $388.7 million and $222.1 million, respectively, had been called by the Company as of December 31, 2018 and December 31, 2017, respectively. These investors held 19,306,284.66 and 11,070,200.25 shares of the Company at December 31, 2018 and December 31, 2017, respectively.

              All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Controlled Affiliate Investments

              Transactions during the year ended December 31, 2018 in which the issuer was either an Affiliated Person or an Affiliated Person a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount/ Shares	Fair Value as of December 31, 2017	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2018	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720,000	$—	$6,720,000	$—	$—	$—	$6,720,000	$—	$—

Total Non-Controlled/affiliate investment	$6,720,000	$—-	$6,720,000	$—	$—	$—	$6,720,000	$—	$—

Controlled affiliate investment
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	$279,890,772	$178,409,807	$103,148,743	$(1,310,259)	$(885,499)	$—	$279,362,792	$24,491,466	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	731,387	424,261	407,173	—	411,782	—	1,243,216	30,083	13
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,162,757	1,837,216	2,325,541	—	—	—	4,162,757	312,132	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,862,614	7,838,831	4,459,109	—	1,181,535	—	13,479,475	865,914	16

Total Controlled affiliate investment	$296,647,530	$188,510,115	$110,340,566	$(1,310,259)	$707,818	$—	$298,248,240	$25,699,595	$29

Total	$303,367,530	$188,510,115	$117,060,566	$(1,310,259)	$707,818	$—	$304,968,240	$25,699,595	$29

(1) Non-income producing.

              Transactions during the year ended December 31, 2017 in which the issuer was both an Affiliated Person, as defined in the 1940 Act, and a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount/ Shares	Fair Value as of December 31, 2016	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2017	Dividend and Interest Income	Other Income
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle (1)	$178,052,288	$—	$178,052,288	$—	$357,519	$—	$178,409,807	$—	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	324,214	—	368,588	(44,374)	100,047	—	424,261	—	1,115
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	1,837,216	—	2,088,667	(251,451)	—	—	1,837,216	55,308	6,318
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	7,403,505	—	8,724,172	(1,320,667)	435,326	—	7,838,831	—	33,183

Total	$187,617,223	$—	$189,233,715	$(1,616,492)	$892,892	$—	$188,510,115	$55,308	$40,616

(1) Non-income producing.

Note 6. Borrowings

              In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, the Company was, as of December 31, 2018, allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, was at least 200% after such borrowing. As of December 31, 2018 and December 31, 2017, the Company's asset coverage ratio based on aggregated borrowings outstanding was 257% and 212%, respectively.

              The Company's outstanding borrowings as of December 31, 2018 and December 31, 2017 were as follows:

	As of December 31, 2018			As of December 31, 2017
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
SMBC Revolving Credit Facility	$—	$—	$—	$150,000,000	$150,000,000	$150,000,000
BCSF Revolving Credit Facility	500,000,000	271,264,902	271,264,902	500,000,000	301,000,000	301,000,000
2018-1 Notes	365,700,000	365,700,000	363,659,680	—	—	—

Total Debt	$865,700,000	$636,964,902	$634,924,582	$650,000,000	$451,000,000	$451,000,000

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

              The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2018 and year ended December 31, 2017 were 4.31% and 3.40%, respectively.

              The following table shows the contractual maturities of our debt obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$271,264,902	$—	$—	$271,264,902	$—
2018-1 Notes	365,700,000	—	—	—	365,700,000

Total Debt Obligations	$636,964,902	$—	$—	$271,264,902	$365,700,000

SMBC Revolving Credit Agreement

              On December 22, 2016, we entered into the revolving credit agreement (the "SMBC Revolving Credit Agreement"). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million ("Maximum Commitment") with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

              Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which we terminate the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

              On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt. As of December 31, 2018, the SMBC Revolving Credit Facility was terminated. As of December 31, 2017, we had $150.0 million outstanding on the SMBC Revolving Credit Facility and we were in compliance with the terms of the SMBC Revolving Credit Facility.

              For the years ended December 31, 2018, 2017 and 2016, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2018	2017	2016(1)
Borrowing interest expense	$3,333,469	$672,822	$10,644
Unused facility fee	22,372	254,263	7,348
Amortization of deferred financing costs and upfront commitment fees	722,827	365,924	9,023

Total interest and debt financing expenses	$4,078,668	$1,293,009	$27,015

(1)
The Company commenced operations on October 13, 2016.

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2018 and December 31, 2017, we were in compliance with these covenants.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2018 and December 31, 2017, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2018 and December 31, 2017 there were $271.3 million and $301.0 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

              For the years ended December 31, 2018, 2017 and 2016, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Borrowing interest expense	$13,974,576	$1,704,425	$—
Unused facility fee	623,885	241,200	—
Amortization of deferred financing costs and upfront commitment fees	1,068,098	376,100	—

Total interest and debt financing expenses	$15,666,559	$2,321,725	$—

2018-1 Notes

              On September 28, 2018 (the "2018-1 Closing Date"), the Company, through BCC Middle Market CLO 2018-1 LLC (the "2018-1 Issuer"), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the "CLO Transaction"). The notes issued in connection with the CLO Transaction (the "2018-1 Notes") are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2018-1 Portfolio"). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

              The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2018
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	3.9703%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months)	3.9203%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.5703%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.4203%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.4203%

Total 2018-1 Notes	365,700,000

Membership Interests	85,450,000	Non-interest bearing	Not applicable

Total	$451,150,000

              The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the "Membership Interests") in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

              The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes are included in the consolidated financial statements of the Company. The Membership Interests are eliminated in consolidation.

              The Company serves as portfolio manager of the 2018-1 Issuer pursuant to a portfolio management agreement between the Company and the 2018-1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

              During the reinvestment period (four years from the closing date of the CLO Transaction), pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer's investment strategy and the terms of the indenture.

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

              As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company's consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

              Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million as of December 31, 2018. The 2018-1 Issuer was not in existence as of December 31, 2017 and the 2018-1 Notes were not outstanding.

              For the years ended December 31, 2018, 2017 and 2016 the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Borrowing interest expense	$4,221,467	$—	$—
Amortization of deferred financing costs and upfront commitment fees	44,491	—	—

Total interest and debt financing expenses	$4,265,958	$—	$—

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

              The Company may enter into forward currency exchange contracts to reduce the Company's exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in

Note 2. The fair value of derivative contracts open as of December 31, 2018 and December 31, 2017 is included on the consolidated schedule of investments by contract. The Company posted collateral of $0.0 million and $4.4 million with the counterparties on foreign currency exchange contracts at December 31, 2018 and December 31, 2017, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

              For the years ended December 31, 2018 and December 31, 2017, the Company's average U.S. dollar notional exposure to forward currency exchange contracts were $97.8 million and $43.2 million, respectively. The Company did not hold any forward currency exchange contracts as of, or for the year ended, December 31, 2016.

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

              The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2018.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,329,279	$—	$3,329,279	$—	$3,329,279
Citibank	Unrealized appreciation on forward currency contracts	$1,675,809	$—	$1,675,809	$—	$1,675,809
Goldman Sachs	Unrealized appreciation on forward currency contracts	$4,316,670	$—	$4,316,670	$—	$4,316,670

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

              The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net realized loss on forward currency exchange contracts	$(2,651,412)	$(221,928)	$—
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	12,826,572	(3,504,814)	—

Total net realized and unrealized gain (losses) on forward currency exchange contracts	$10,175,160	$(3,726,742)	$—

              Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($7.9) million, $4.2 million and $0.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2018, 2017 and 2016, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $10.2 million, ($3.7) million and $0.0 million, respectively, included in the above table. The net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.3 million, $0.4 million and $0.0 million for the years ended December 31, 2018, 2017 and 2016 respectively.

Note 8. Distributions

              The Company's distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2018, 2017, and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
December 22, 2016	December 22, 2016	January 17, 2017	$0.015	$82,363
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174,052
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,739,972
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,235,687
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742,502
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484,328
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,966,855
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,107,677

Total distributions declared			$2.24	$80,143,079

              The distributions declared during the years ended December 31, 2018, 2017 and 2016 were derived from investment company taxable income and net capital gain, if any.

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

              Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company's common shares (the "Private Offering"). Each investor had entered into a separate subscription agreement relating to the Company's common stock (the "Subscription Agreements"). Each investor had made a capital commitment to purchase shares of the Company's common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company's common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company's fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018 and December 31, 2017, aggregate commitments relating to the Private Offering were $1.3 billion. The remaining unfunded capital commitments related to these Subscription Agreements totaled $752.6 million as of December 31, 2017. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2018 and December 31, 2017, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,476.18 shares of the Company and contributed $4.8 million to the Company and received 241,527.73 shares of the Company, respectively. At December 31, 2018 and December 31, 2017, BCSF Advisors, LP owned 0.76% and 0.97%, respectively, of the outstanding common stock of the Company.

              On November 19, 2018, the Company closed its initial public offering (the "IPO") issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018. The offering generated proceeds, before expenses, of $147.3 million. All outstanding commitments were cancelled due the completion of the initial public offering.

              The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018		2017		2016 (1)
	Shares	Amount	Shares	Amount	Shares	Amount
Total capital drawdowns	18,569,410.12	$376,948,118	19,412,229.60	$392,735,221	5,490,882.30	$109,817,646
Issuance of common stock, net	7,500,000.00	145,409,340	—	—	—	—
Dividend reinvestment	436,914.94	8,832,170	72,700.50	1,475,620	—	—

Total capital drawdowns and dividend reinvestment	26,506,325.06	$531,189,628	19,484,930.10	$394,210,841	5,490,882.30	$109,817,646

(1)
The Company commenced operations on October 13, 2016.

              BCSF Investments, LLC and certain individuals, including Michael A. Ewald, our Chief Executive Officer and a Managing Director of Bain Capital Credit, Jonathan S. Lavine, Co-Managing Partner of Bain Capital and Founder and Chief Investment Officer of Bain Capital Credit, John Connaughton, Co-Managing Partner of Bain Capital, LP, Jeffrey B. Hawkins, Chairman of our Board of Directors and a Managing Director of Bain Capital Credit, and Michael J. Boyle, our Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the year ended December 31, 2018, 265,754 shares were purchased at a weighted average price of $16.76, inclusive of commissions, for a total cost of $4.5 million.

Note 10. Income Tax

              For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Distributions paid from:
Ordinary Income	$63,168,503	$16,892,213	$82,363
Net Long-Term Capital Gains	—	—	—

Total Taxable Distributions	$63,168,503	$16,892,213	$82,363

              The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$26,645,194	$19,299,942	$608,975
Net change in unrealized appreciation (depreciation)	22,799,770	(5,148,118)	(1,690,509)
Expenses not currently deductible	6,762,208	1,093,567	253,576
Income for tax but not book	4,714,716	2,144,121	919,326

Taxable/Distributable Income (1)	$60,921,888	$17,389,512	$91,368

(1)
The calculation of estimated 2018 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2018 taxable income will not be finally determined until the Company's 2018 tax return is filed in 2019 (and, therefore, such estimate is subject to change).

              Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

              Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2018, the Company has a short-term capital loss carryforward of $1.2 million and a long-term capital loss carryforward of $2.2 million.

              As of December 31, 2018, 2017 and 2016, the Company's aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2018	2017	2016
Tax cost	$1,753,256,132	$821,849,644	$106,251,499
Gross unrealized appreciation	19,609,929	14,857,169	1,692,928
Gross unrealized depreciation	(35,738,630)	(8,018,542)	(2,419)

Net unrealized appreciation (depreciation) on investments and forward currency exchange contracts	$(16,128,701)	$6,838,627	$1,690,509

              ASC Topic 740 ((Accounting for Uncertainty in Income Taxes ("ASC 740")) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2018, all tax filings of the Company since the inception on October 5, 2015 remain subject to examination by tax authorities.

              The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company's consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017.

Note 11. Commitments and Contingencies

Commitments

              The Company's investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

              As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315,428
Amspec Services, Inc. — Revolver	7/2/2024	4,735,302
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,161,012
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Caliper Corporation — Revolver	11/30/2023	2,358,241
Captain D's LLC — Revolver	12/15/2023	1,073,909
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	1,113,333
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,239,500
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,043,939
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,662,801
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595,376
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	945,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	213,394
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux UK Finance — Revolver	12/19/2024	635,927
Margaux Acquisition Inc. — Revolver	12/19/2024	2,256,950
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	3,833,424
Solaray, LLC — Revolver	9/9/2022	7,083,500
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,541,750
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Zywave, Inc. — Revolver	11/17/2022	511,647

Total First Lien Senior Secured Loans		$107,661,116

Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470

Total Other Unfunded Commitments		$2,561,470

Total		$110,222,586

  (1)
  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
  (2)
  Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2018.
  (3)
  Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of December 31, 2018.

              As of December 31, 2017, the Company had $111.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)(3)
First Lien Senior Secured Loans
Ansira Holdings, Inc. — Revolver	12/20/2022	$7,083,500
AP Plastics Group, LLC — Revolver	8/1/2021	7,565,178
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Captain D's LLC — Revolver	12/15/2023	843,289
Clinical Innovations, LLC — Revolver	10/17/2022	998,161
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	2,266,720
CST Buyer Company — Revolver	3/1/2023	897,478
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2023	659,330
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
ENC Holding Corporation — Revolver	2/8/2023	9,811,825
Endries International, Inc. — Delayed Draw Term Loan	6/1/2023	3,278,355
Endries International, Inc. — Revolver	6/1/2022	2,576,787
FineLine Technologies, Inc. — Revolver	11/2/2021	2,620,724
Great Expressions Dental Centers PC — Delayed Draw Term Loan	9/28/2023	667,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	183,386
International Entertainment Investments Limited — Delayed Draw Term Loan	2/28/2022	558,414
K-Mac Holdings Corp. — Revolver	12/20/2021	1,440,000
Lakeland Tours, LLC — Delayed Draw Term Loan	12/8/2024	186,596
McKissock, LLC — Revolver	8/5/2019	2,125,050
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Solaray, LLC — Revolver	9/9/2022	8,500,200
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	4,838,710
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	4,250,100
Tidel Engineering, L.P. — Revolver	3/1/2023	5,666,800
Winchester Electronics Corporation — Revolver	6/30/2021	4,250,100
Zywave, Inc. — Revolver	11/17/2022	991,316

Total First Lien Senior Secured Loans		$93,544,434

Second Lien Senior Secured Loans
NPC International, Inc. — Delayed Draw Term Loan	4/18/2025	8,000,716

Total Second Lien Senior Secured Loans		$8,000,716

Other Unfunded Commitments

BCC Jetstream Holdings Aviation (On II), LLC		9,735,064

Total Other Unfunded Commitments		$9,735,064

Total		$111,280,214

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

Note 12. Financial Highlights

              The following is a schedule of financial highlights for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Per share data:
Net asset value at beginning of year	$20.30	$20.10	$—
Net investment income (loss) (1)	1.45	0.73	(0.90)
Net realized gain (loss) (1)(7)	(0.17)	0.00	—
Net change in unrealized appreciation (depreciation) (1)(2)(8)	(0.60)	0.17	1.01

Net increase in net assets resulting from operations (1)(9)(10)	0.68	0.90	0.11
Stockholder distributions from income(3)	(1.52)	(0.70)	(0.01)
Issuance of common stock	—	—	20.00

Net asset value at end of year	$19.46	$20.30	$20.10

Net assets at end of year	$1,001,629,147	$506,962,828	$110,344,258
Shares outstanding at end of year	51,482,137.46	24,975,812.40	5,490,882.30
Per share market value at end of year	$16.77	N/A	N/A
Total return based on market value (12)	(15.16)%	N/A	N/A
Total return based on net asset value (4)	3.36%	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	7.19%	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)(11)	5.57%	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	3.09%	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	4.71%	2.38%	7.18%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	2.00%	0.19%	1.07%
Average principal debt outstanding	$490,467,706	$67,252,515	$484,426
Portfolio turnover (6)	19.95%	18.57%	1.71%
Total committed capital, end of year	N/A	$1,255,119,125	$546,419,790
Ratio of total contributed capital to total committed capital, end of year	N/A	40.04%	20.10%

(1)
The per share data was derived by using the weighted average shares outstanding during the year.
(2)
Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)
The per share data for distributions reflects the actual amount of distributions declared during the year.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the year, assuming dividends and distributions, including those distributions that have been declared. For the year ended December 31, 2016, total return has not been annualized.
(5)
The computation of average net assets during the year is based on averaging net assets for the years reported.

(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the years reported.
(7)
Net realized loss includes net realized gain (loss) on investments, net realized loss on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)
Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)
The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to rounding.
(11)
Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the years ending December 31, 2017 and 2016.
(12)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. The beginning market value per share is based on the IPO price of $20.25. Total return based on market value covers the period November 15, 2018 through December 31, 2018.

Note 13. Selected Quarterly Financial Data (unaudited)

              The following are the quarterly results of operations as of and for the years ended December 31, 2018, 2017 and 2016. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for the Quarter Ended December 31, 2018	As of and for the Quarter Ended September 30, 2018	As of and for the Quarter Ended June 30, 2018	As of and for the Quarter Ended March 31, 2018
Total investment income	$33,747,501	$26,662,408	$21,425,506	$17,458,567
Net investment income before taxes	$19,774,330	$13,899,251	$13,482,398	$8,774,722
Excise tax expense	$—	$—	$—	$309
Net investment income after taxes	$19,774,330	$13,899,251	$13,482,398	$8,774,413
Net realized and unrealized gain (loss)	$(29,646,206)	$5,091,601	$(7,315,285)	$2,584,692
Net increase (decrease) in net assets resulting from operations	$(9,871,876)	$18,990,852	$6,167,113	$11,359,105
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.62)	$0.12	$(0.21)	$0.09
Net increase decrease in net assets resulting from operations per share — basic and diluted	$(0.21)	$0.46	$0.17	$0.39
Net asset value per share at period end	$19.46	$20.17	$20.14	$20.33

	As of and for the Quarter Ended December 31, 2017	As of and for the Quarter Ended September 30, 2017	As of and for the Quarter Ended June 30, 2017	As of and for the Quarter Ended March 31, 2017
Total investment income	$10,016,446	$7,817,100	$4,529,172	$2,242,416
Net investment income before taxes	$4,823,251	$5,601,912	$2,794,390	$989,652
Excise tax expense	$4,882	$—	$—	$—
Net investment income after taxes	$4,818,369	$5,601,912	$2,794,390	$989,652
Net realized and unrealized gain	$2,096,794	$1,600,027	$775,941	$622,857
Net increase in net assets resulting from operations	$6,915,163	$7,201,939	$3,570,331	$1,612,509
Net realized and unrealized gain per share — basic and diluted	$0.08	$0.06	$0.05	$0.06
Net increase in net assets resulting from operations per share — basic and diluted	$0.28	$0.29	$0.21	$0.15
Net asset value per share at period end	$20.30	$20.33	$20.25	$20.24

	As of and for the Quarter Ended December 31, 2016	As of and for the Quarter Ended September 30, 2016	As of and for the Quarter Ended June 30, 2016	As of and for the Quarter Ended March 31, 2016
Total investment income	$868,550	$—	$—	$—
Net investment loss	$(223,135)	$(858,399)	$—	$—
Net realized and unrealized gain	$1,690,509	$—	$—	$—
Net increase (decrease) in net assets resulting from operations	$1,467,374	$(858,399)	$—	$—
Net realized and unrealized gain per share — basic and diluted	$0.35	$—	$—	$—
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.31	$(858.40)	$—	$—
Net asset value per share at period end	$20.10	$(858.40)	$—	$—

Note 14. Subsequent Events

              Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

              On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              Effective February 1, 2019, the base management fee of 1.5% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) would apply to any amount of assets attributable to leverage decreasing the Company's asset coverage ratio below 200%.

              On February 19, 2019, the Company entered into a credit and security agreement (the "Credit Agreement") with the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

              The facility amount under the Credit Agreement is $350,000,000. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 1.60%.Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement.

              The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days' prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default.

              The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

              As of February 28, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              None.

Item 9A. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

              As of December 31, 2018 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

  Changes in Internal Controls Over Financial Reporting

              There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

              Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

              Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

              None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

              The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

              The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

              The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

              The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

              The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

1	Consolidated Financial Statements—Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 126 of this Annual Report on Form 10-K.

2	Consolidated Financial Statement Schedules—None. We have omitted consolidated financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

3	Exhibits—The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

Exhibit Number	Description of Document

10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).

10.9*	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

99.1*	Financial Statements of ABC Complete Financing Solution LLC as of December 31, 2018 and 2017, the year ended December 31, 2018 and for the period from November 29, 2017 (commencement of operations) to December 31, 2017 (audited)

*
Filed herewith

Item 16. Form 10-K Summary

              Not Applicable.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.

Date: February 28, 2019	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer
Date: February 28, 2019	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD Michael A. Ewald	Director, President & Chief Executive Officer	February 28, 2019
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	February 28, 2019
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Director & Chairman	February 28, 2019
/s/ DAVID G. FUBINI David G. Fubini	Director	February 28, 2019
/s/ THOMAS A. HOUGH Thomas A. Hough	Director	February 28, 2019
/s/ JAY MARGOLIS Jay Margolis	Director	February 28, 2019