Form 10-Q
period 2019-03-31
Bain Capital Specialty Finance, Inc.
filed 2019-05-08
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-2878769 (I.R.S. Employer Identification No.)

200 Clarendon Street, 37th Floor Boston, MA (Address of principal executive offices)	02116 (Zip Code)

(617) 516-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BCSF	New York Stock Exchange

As of May 8, 2019, the registrant had 51,649,812.27 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2018 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,481,673,496 and $1,449,749,445, respectively)	$1,469,128,402	$1,422,837,431
Controlled affiliate investment (amortized cost of $348,095,945 and $296,647,530, respectively)	354,091,548	298,248,240
Non-controlled/affiliate investment (amortized cost of $6,720,000 and $6,720,000, respectively)	6,720,000	6,720,000
Cash and cash equivalents	79,140,512	14,692,877
Foreign cash (cost of $1,657,573 and $588,622, respectively)	1,478,627	591,113
Restricted Cash	14,009,400	17,986,541
Collateral on forward currency exchange contracts	403,790	3,790
Deferred financing costs	3,872,902	4,017,802
Interest receivable on investments	7,973,786	6,250,621
Prepaid insurance	—	1,517
Receivable for sales and paydowns of investments	40,235,589	1,633,739
Other assets	3,701,001	—
Unrealized appreciation on forward currency exchange contracts	6,038,508	9,321,758
Dividend receivable	9,150,109	8,708,670
Total Assets	$1,995,944,174	$1,791,014,099

Liabilities
Revolving credit facilities	$551,194,090	$271,264,902
2018-1 Notes (net of unamortized debt issuance costs of $1,997,725 and $2,040,320, respectively)	363,702,275	363,659,680
Offering costs payable	1,730,959	1,819,892
Interest payable	5,095,949	4,835,339
Payable for investments purchased	24,370,068	119,165,882
Base management fee payable	4,500,941	2,950,412
Incentive fee payable	2,103,341	3,300,398
Accounts payable and accrued expenses	2,304,869	1,280,770
Distributions payable	21,107,677	21,107,677
Total Liabilities	976,110,169	789,384,952

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,482,137 and 51,482,137 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51,482	51,482
Paid in capital in excess of par value	1,034,255,352	1,034,255,352
Total distributable earnings (loss)	(14,472,829)	(32,677,687)
Total Net Assets	1,019,834,005	1,001,629,147
Total Liabilities and Total Net assets	$1,995,944,174	$1,791,014,099
Net asset value per share	$19.81	$19.46

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$30,387,622	$12,615,297
Dividend income	15,533	—
Other income	21,731	114,004
Total investment income from non-controlled/non-affiliate investments	30,424,886	12,729,301
Investment income from controlled affiliate investments:
Interest from investments	107,293	21,288
Dividend income	9,357,644	4,707,978
Total investment income from controlled affiliate investments	9,464,937	4,729,266
Total investment income	39,889,823	17,458,567

Expenses
Interest and debt financing expenses	$10,545,687	$4,288,897
Base management fee	6,751,412	3,247,562
Incentive fee	4,085,628	2,004,548
Professional fees	550,432	523,677
Directors fees	105,140	68,250
Other general and administrative expenses	841,177	174,692
Total expenses before fee waivers	22,879,476	10,307,626
Base management fee waiver	(2,250,471)	(1,623,781)
Incentive fee waiver	(1,982,287)	—
Total expenses, net of fee waivers	18,646,718	8,683,845
Net investment income before taxes	21,243,105	8,774,722
Excise tax expense	—	309
Net investment income after taxes	21,243,105	8,774,413

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(849,933)	257,702
Net realized gain on foreign currency transactions	5,885	279,145
Net realized gain (loss) on forward currency exchange contracts	3,633,076	(3,317,385)
Net change in unrealized depreciation on foreign currency translation	(198,161)	(17,344)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(3,283,250)	941,491
Net change in unrealized appreciation on non-controlled/non-affiliate investments	14,366,920	2,575,854
Net change in unrealized appreciation on controlled affiliate investments	4,394,893	1,865,229
Total net gains	18,069,430	2,584,692

Net increase in net assets resulting from operations	$39,312,535	$11,359,105

Per Common Share Data
Basic and diluted net investment income per common share	$0.41	$0.30
Basic and diluted increase in net assets resulting from operations per common share	$0.76	$0.39
Basic and diluted weighted average common shares outstanding	51,482,137	29,133,586

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018

Operations:
Net investment income	$21,243,105	$8,774,413
Net realized gain (loss)	2,789,028	(2,780,538)
Net change in unrealized appreciation	15,280,402	5,365,230
Net increase in net assets resulting from operations	39,312,535	11,359,105
Stockholder distributions:
Distributions from net investment income	(21,107,677)	(10,609,643)
Net decrease in net assets resulting from stockholder distributions	(21,107,677)	(10,609,643)
Capital share transactions:
Issuance of common stock, net	—	125,427,706
Reinvestment of stockholder distributions	—	1,329,579
Net increase in net assets resulting from capital share transactions	—	126,757,285

Total increase in net assets	18,204,858	127,506,747
Net assets at beginning of period	1,001,629,147	506,962,828
Net assets at end of period	$1,019,834,005	$634,469,575

Net asset value per common share	$19.81	$20.33
Common stock outstanding at end of period	51,482,137	31,204,831

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$39,312,535	$11,359,105
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(370,321,836)	(140,927,335)
Proceeds from principal payments and sales of investments	153,616,278	66,582,086
Net realized (gain) loss from investments	849,933	(257,702)
Net realized gain on foreign currency transactions	(5,885)	(279,145)
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	3,283,250	(941,491)
Net change in unrealized appreciation on investments	(18,761,813)	(4,441,083)
Net change in unrealized depreciation on foreign currency translation	198,161	17,344
Increase in investments due to PIK	(100,779)	—
Accretion of discounts and amortization of premiums	(838,687)	(334,745)
Amortization of deferred financing costs and debt issuance costs	311,495	353,594
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(400,000)	(3,451,767)
Interest receivable on investments	(1,723,165)	(163,472)
Prepaid insurance	1,517	44,625
Distribution receivable	—	(1,005,009)
Dividend receivable	(441,439)	(4,639,124)
Other assets	(3,701,001)	—
Interest payable	260,610	(154,422)
Base management fee payable	1,550,529	379,748
Incentive fee payable	(1,197,057)	2,004,548
Accounts payable and accrued expenses	1,024,099	(21,065)
Excise tax payable	—	(4,882)
Net cash used in operating activities	(197,083,255)	(75,880,192)

Cash flows from financing activities
Borrowings on revolving credit facilities	465,929,188	59,000,000
Repayments of revolving credit facilities	(186,000,000)	(120,601,250)
Payments of financing costs	(124,000)	—
Payments of offering costs	(88,933)	—
Proceeds from issuance of common stock	—	125,427,706
Stockholder distributions paid	(21,107,677)	(6,412,923)
Net cash provided by financing activities	258,608,578	57,413,533

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	61,525,323	(18,466,659)
Effect of foreign currency exchange rates	(167,315)	289,401
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	33,270,531	140,918,144
Cash, foreign cash, restricted cash and cash equivalents, end of period	$94,628,539	$122,740,886

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$9,973,582	$4,089,725
Cash paid for excise taxes during the period	$—	$5,191
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$—	$1,329,579

	As of March 31,
	2019	2018
Cash	$79,140,512	$120,425,021
Restricted cash	14,009,400	2,315,865
Foreign cash	1,478,627	—
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$94,628,539	$122,740,886

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2019

(unaudited)

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 187.6%
Investments 179.4%
Non-Controlled/Non-Affiliate Investments 144.0%
Corporate Fixed Income 2.7%
Corporate Bond 2.7%
Beverage, Food & Tobacco 0.9%
Hearthside Food Solutions, LLC	—	8.50%	6/1/2026	$10,000,000	$9,798,421	$8,725,000
Total Beverage, Food & Tobacco					9,798,421	8,725,000
Consumer Goods: Non-Durable 0.8%
Kronos Acquisition Holdings Inc.	—	9.00%	8/15/2023	$10,000,000	9,383,119	8,625,000
Total Consumer Goods: Non-Durable					9,383,119	8,625,000
Utilities: Electric 1.0%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$13,478,000	12,510,549	10,479,145
Total Utilities: Electric					12,510,549	10,479,145
Total Corporate Bond					$31,692,089	$27,829,145
Total Corporate Fixed Income					$31,692,089	$27,829,145

Corporate Debt 140.0%
Delayed Draw Term Loan 0.1%
Capital Equipment 0.0%
FFI Holdings I Corp (2) (3) (5) (15) (19)	—	—	1/24/2025	$—	(16,727)	(5,915)
Total Capital Equipment					(16,727)	(5,915)
Construction & Building 0.0%
Chase Industries, Inc. (3) (15) (19) (21) (28)	L+ 4.00%	6.61%	5/12/2025	$199,183	182,648	189,824
Total Construction & Building					182,648	189,824
High Tech Industries 0.0%
Drilling Info Holdings, Inc (2) (3) (5) (12) (18) (21)	—	—	7/30/2025	$—	(329)	(301)
Total High Tech Industries					(329)	(301)
Services: Business 0.1%
AMCP Clean Acquisition Company, LLC (3) (12) (18) (19) (21)	L+ 4.25%	6.93%	6/16/2025	$1,530,988	1,524,691	1,511,402
Sovos Compliance, LLC (3) (12) (15) (19)	—	—	8/2/2019	$—	—	—
Total Services: Business					1,524,691	1,511,402
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (5) (12) (15) (19) (21)	—	—	6/15/2023	$—	(18,327)	(26,069)
Total Telecommunications					(18,327)	(26,069)
Total Delayed Draw Term Loan					$1,671,956	$1,668,941

First Lien Last Out Term Loan 2.8%
Environmental Industries 1.7%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+ 8.25%	9.10%	9/30/2022	£13,126,156	16,589,772	16,938,845
Total Environmental Industries					16,589,772	16,938,845
Healthcare & Pharmaceuticals 1.1%
Clinical Innovations, LLC (12) (15) (19) (21) (22)	L+ 5.50%	8.00%	10/17/2023	$10,999,896	10,800,725	11,109,895
Total Healthcare & Pharmaceuticals					10,800,725	11,109,895
Total First Lien Last Out Term Loan					$27,390,497	$28,048,740

First Lien Senior Secured Loan 107.7%
Aerospace & Defense 7.4%
Forming & Machining Industries Inc. (12) (18) (19) (26)	L+ 4.25%	6.95%	10/9/2025	$14,899,926	14,829,285	14,378,429

Novetta, LLC (12) (15) (21)	L+ 5.00%	7.50%	10/17/2022	$6,632,716	6,529,850	6,512,498
Salient CRGT, Inc. (12) (15) (19) (26)	L+ 5.75%	8.25%	2/28/2022	$12,995,678	13,051,778	12,833,232
StandardAero Aviation Holdings, Inc. (12) (15) (21)	L+ 3.75%	6.25%	7/7/2022	$19,719,833	19,814,703	19,769,232
WCI-HSG Purchaser, Inc. (12) (15) (19) (21)	L+ 4.50%	6.99%	2/24/2025	$17,868,359	17,611,833	17,600,333
WP CPP Holdings, LLC. (12) (15) (26)	L+ 3.75%	6.51%	4/30/2025	$4,703,208	4,692,553	4,676,165
Total Aerospace & Defense					76,530,002	75,769,889
Automotive 2.3%
CST Buyer Company (12) (15) (19)	L+ 5.00%	7.50%	3/1/2023	$9,162,113	9,062,551	9,162,113
OEConnection LLC (12) (15) (26)	L+ 4.00%	6.50%	11/22/2024	$14,148,324	14,080,567	14,042,212
Wand Newco 3, Inc. (12) (18)	L+ 3.50%	5.98%	2/5/2026	$735,656	728,304	737,404
Total Automotive					23,871,422	23,941,729
Banking 1.8%
Transaction Network Services, Inc. (12) (15) (21) (26)	L+ 4.00%	6.50%	8/15/2022	$18,374,730	18,156,200	18,195,577
Total Banking					18,156,200	18,195,577
Beverage, Food & Tobacco 2.1%
GOBP Holdings, Inc. (12) (18) (21) (26)	L+ 3.75%	6.35%	10/22/2025	$16,590,882	16,581,628	16,470,598
NPC International, Inc. (15) (26)	L+ 3.50%	6.05%	4/19/2024	$4,987,342	5,019,077	4,521,848
Total Beverage, Food & Tobacco					21,600,705	20,992,446
Capital Equipment 2.7%
Dorner Manufacturing Corp. (12) (15) (19)	L+ 5.75%	8.25%	3/15/2023	$7,931,735	7,828,384	7,931,735
DXP Enterprises, Inc. (6) (12) (15)	L+ 4.75%	7.25%	8/29/2023	$5,164,807	5,123,478	5,151,895
FFI Holdings I Corp (12) (15) (19)	L+ 5.75%	8.51%	1/24/2025	$5,208,526	5,146,791	5,156,441
Wilsonart LLC (15) (26)	L+ 3.25%	5.86%	12/19/2023	$9,949,367	9,938,124	9,678,894
Total Capital Equipment					28,036,777	27,918,965
Chemicals, Plastics & Rubber 2.3%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+ 3.50%	6.00%	11/20/2023	$503,551	501,851	500,404
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+ 3.50%	6.00%	11/20/2023	$654,777	652,566	650,685
Niacet b.v. (6) (15) (19) (21)	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,769,837	4,036,084	4,218,430
Niacet Corporation (12) (15) (19)	L+ 4.50%	7.00%	2/1/2024	$2,168,353	2,151,398	2,162,932
Plaskolite, Inc. (15) (26)	L+ 4.25%	6.73%	12/15/2025	$12,000,401	11,766,907	12,015,401
US Salt, LLC (6) (18) (21)	L+ 4.75%	7.23%	1/16/2026	$3,729,604	3,692,587	3,729,604
Total Chemicals, Plastics & Rubber					22,801,393	23,277,456
Construction & Building 4.0%
Bolt Infrastructure Merger Sub, Inc. (12) (15)	L+ 3.50%	6.00%	6/21/2024	$2,663,662	2,655,830	2,638,690
Chase Industries, Inc. (12) (15) (19) (21) (27)	L+ 4.00%	6.61%	5/12/2025	$11,921,048	11,868,094	11,891,245
Crown Subsea (12) (18) (26)	L+ 6.00%	8.49%	11/3/2025	$13,232,500	13,041,177	13,100,175
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€2,556,609	2,785,426	2,868,004
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€7,759,873	8,333,528	8,705,026
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022	€828,924	941,409	929,886
Total Construction & Building					39,625,464	40,133,026
Consumer Goods: Durable 1.7%
New Milani Group LLC (12) (15) (19) (21)	L+ 4.25%	6.74%	6/6/2024	$17,273,200	17,119,701	17,273,200
Total Consumer Goods: Durable					17,119,701	17,273,200
Consumer Goods: Non-Durable 10.5%
FineLine Technologies, Inc. (12) (15) (19) (21)	L+ 4.25%	6.85%	11/4/2022	$31,623,451	31,404,784	31,465,333
Kronos Acquisition Holdings Inc. (12) (15) (26)	L+ 4.00%	6.50%	5/15/2023	$13,181,476	13,144,549	12,346,694
Kronos Acquisition Holdings Inc. (18) (19) (21)	L+ 7.00%	9.50%	5/15/2023	$2,666,667	2,617,921	2,700,000
MND Holdings III Corp (15) (19) (21) (26)	L+ 3.50%	6.10%	6/19/2024	$13,731,923	13,778,746	13,543,109
RoC Opco LLC (12) (15) (19) (21)	L+ 7.25%	9.90%	2/25/2025	$47,793,140	46,651,384	46,837,277
Total Consumer Goods: Non-Durable					107,597,384	106,892,413
Containers, Packaging & Glass 2.4%
Mauser Packaging Solutions Holding Company (12) (18) (26)	L+ 3.25%	6.03%	4/3/2024	$6,296,385	6,338,095	6,158,651
Technimark LLC (12) (18) (19)	L+ 3.75%	6.38%	8/8/2025	$2,819,389	2,816,344	2,791,196
Terminator Bidco AS (6) (18) (19) (21)	L+ 5.00%	7.63%	6/20/2022	$15,100,000	14,818,649	15,100,000
Total Containers, Packaging & Glass					23,973,088	24,049,847

Energy: Electricity 1.9%
Infinite Electronics International Inc. (12) (18) (19) (21)	L+ 4.00%	6.50%	7/2/2025		$19,902,863	19,888,457	19,604,320
Total Energy: Electricity						19,888,457	19,604,320
Energy: Oil & Gas 3.1%
Blackbrush Oil & Gas, L.P. (12) (15) (19) (21)	L+ 8.00%	10.89%	2/9/2024		$32,075,000	31,531,482	31,192,938
Total Energy: Oil & Gas						31,531,482	31,192,938
FIRE: Finance 0.4%
Newport Group Holdings II Inc. (12) (18)	L+ 3.75%	6.36%	9/12/2025		$3,632,650	3,615,064	3,603,134
Total FIRE: Finance						3,615,064	3,603,134
FIRE: Insurance 1.5%
Alliant Holdings Intermediate, LLC (18) (21)	L+ 2.75%	5.23%	5/9/2025		$3,608,914	3,604,643	3,478,668
Wink Holdco, Inc. (12) (15) (21)	L+ 3.00%	5.50%	12/2/2024		$12,536,055	12,485,619	12,175,643
Total FIRE: Insurance						16,090,262	15,654,311
FIRE: Real Estate 1.0%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300,000.00	10,732,696	10,432,740
Total FIRE: Real Estate						10,732,696	10,432,740
Forest Products & Paper 1.5%
Solenis International LLC (12) (18) (21) (26)	L+ 4.00%	6.63%	6/26/2025		$15,314,412	15,240,654	15,110,195
Total Forest Products & Paper						15,240,654	15,110,195
Healthcare & Pharmaceuticals 3.1%
Datix Bidco Limited (6) (19) (21)	BBSW+ 4.50%	6.57%	4/28/2025	AUD	4,211,615	3,199,293	2,943,734
Medical Depot Holdings, Inc. (12) (15) (19) (21)	L+ 5.50%	8.10%	1/3/2023		$16,326,691	14,798,825	12,979,720
Great Expressions Dental Centers PC (12) (15) (19)	L+ 4.75%	7.63%	9/28/2023		$7,961,850	7,877,358	7,842,422
Island Medical Management Holdings, LLC (15) (19) (21)	L+ 6.50%	9.00%	9/1/2022		$9,240,771	9,139,104	8,039,470
Total Healthcare & Pharmaceuticals						35,014,580	31,805,346
High Tech Industries 16.3%
CMI Marketing Inc (12) (15) (19) (21)	L+ 4.75%	7.25%	5/24/2024		$15,371,840	15,237,949	15,371,840
Drilling Info Holdings, Inc (12) (18) (21)	L+ 4.25%	6.75%	7/30/2025		$22,707,343	22,622,998	22,622,191
Elo Touch Solutions, Inc. (18) (21) (26)	L+ 6.50%	9.09%	12/15/2025		$18,705,958	17,799,075	18,705,958
Lighthouse Network, LLC (12) (15) (26)	L+ 4.50%	7.24%	12/2/2024		$20,037,653	19,978,781	20,004,291
MeridianLink, Inc. (15) (26)	L+ 4.00%	6.50%	5/30/2025		$1,838,830	1,815,948	1,811,247
Netsmart Technologies, Inc. (12) (15) (26)	L+ 3.75%	6.25%	4/19/2023		$21,567,193	21,601,682	21,459,357
Park Place Technologies (12) (15) (21)	L+ 4.00%	6.50%	3/31/2025		$11,618,900	11,575,936	11,565,627
Project Alpha Intermediate Holding, Inc. (12) (15) (26)	L+ 3.50%	6.37%	4/26/2024		$21,021,259	20,973,132	20,548,280
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999,385	9,140,275	8,565,025
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+ 4.00%	5.24%	3/10/2025	NOK	74,019,870	9,177,214	8,580,323
Zywave, Inc. (12) (15) (19) (21)	L+ 5.00%	7.50%	11/17/2022		$17,504,729	17,422,456	17,504,729
Total High Tech Industries						167,345,446	166,738,868
Hotel, Gaming & Leisure 3.5%
Captain D’s LLC (12) (15) (19) (21)	L+ 4.50%	6.99%	12/15/2023		$13,138,727	13,026,488	12,908,799
Quidditch Acquisition, Inc. (12) (15) (19) (21) (26)	L+ 7.00%	9.49%	3/21/2025		$19,168,334	19,154,996	19,360,017
Tacala Investment Corp. (12) (18) (26)	L+ 3.25%	5.75%	1/31/2025		$3,495,045	3,443,487	3,456,809
Total Hotel, Gaming & Leisure						35,624,971	35,725,625
Media: Advertising, Printing & Publishing 1.2%
Cambium Learning Group, Inc. (12) (18) (19) (26)	L+ 4.50%	7.00%	12/18/2025		$12,294,508	11,696,837	12,202,299
Total Media: Advertising, Printing & Publishing						11,696,837	12,202,299
Media: Broadcasting & Subscription 1.4%
Micro Holding Corp. (12) (18) (26)	L+ 3.75%	6.24%	9/13/2024		$14,729,292	14,683,488	14,553,351
Total Media: Broadcasting & Subscription						14,683,488	14,553,351
Media: Diversified & Production 3.3%
Getty Images, Inc. (18) (21) (26)	L+ 4.50%	7.00%	2/19/2026		$22,067,221	21,861,549	21,939,673
International Entertainment Investments Limited (6) (18) (21) (19)	GBP LIBOR+ 4.75%	5.65%	5/31/2023		£8,685,518	10,624,422	11,321,573
Total Media: Diversified & Production						32,485,971	33,261,246
Retail 3.0%
Calceus Acquisition, Inc. (18) (21)	L+ 5.50%	7.99%	2/12/2025		$9,169,354	9,095,558	9,135,015
CVS Holdings I, LP (12) (15) (21)	L+ 2.75%	5.25%	2/6/2025		$14,874,812	14,856,126	14,409,974

Eyemart Express LLC (15) (21)	L+ 3.00%	5.50%	8/5/2024	$7,506,781	7,528,708	7,445,789
Total Retail					31,480,392	30,990,778
Services: Business 13.4%
Advantage Sales & Marketing Inc. (12) (15) (26)	L+ 3.25%	5.75%	7/23/2021	$15,702,089	15,483,104	13,403,224
AMCP Clean Acquisition Company, LLC (12) (18) (19) (21)	L+ 4.25%	6.85%	6/16/2025	$16,215,820	16,170,294	16,134,741
Comet Bidco Limited (6) (18) (21)	GBP LIBOR+ 5.00%	5.73%	9/30/2024	£10,260,870	13,094,692	12,998,937
Lakeland Tours, LLC (12) (15)	L+ 4.00%	6.61%	12/16/2024	$2,887,182	2,878,204	2,876,355
LegalZoom.com, Inc. (18) (21) (26)	L+ 4.50%	6.99%	11/21/2024	$15,799,043	15,698,055	15,887,913
New Insight Holdings, Inc. (12) (15) (26)	L+ 5.50%	8.00%	12/20/2024	$20,477,176	20,002,609	20,400,387
Sovos Compliance, LLC (12) (15) (19)	L+ 6.00%	8.50%	3/1/2022	$8,579,030	8,519,093	8,493,240
Sovos Compliance, LLC (12) (15) (19)	L+ 6.00%	8.50%	8/2/2019	$3,947,903	3,947,903	3,899,715
Valet Waste Holdings, Inc (12) (18) (21) (26)	L+ 4.00%	6.50%	9/29/2025	$30,580,255	30,509,554	30,484,692
XO Management Holding Inc. (18) (19) (26)	L+ 5.75%	8.36%	12/6/2021	$12,354,923	11,549,868	11,984,276
Total Services: Business					137,853,376	136,563,480
Services: Consumer 4.3%
GI Chill Acquisition LLC (12) (18) (21) (26)	L+ 4.00%	6.60%	8/6/2025	$15,370,063	15,325,606	15,398,882
Trafalgar Bidco Limited (6) (19) (21)	GBP LIBOR+ 5.00%	5.73%	9/11/2024	£6,011,060	7,704,288	7,639,531
Travel Leaders Group, LLC (12) (18)	L+ 4.00%	6.48%	1/25/2024	$526,641	525,454	528,395
Trident LS Merger Sub Corp (12) (18)	L+ 3.00%	5.50%	5/1/2025	$4,185,675	4,181,440	4,143,818
WeddingWire, Inc. (18) (21) (26)	L+ 4.50%	6.99%	12/19/2025	$16,177,326	16,214,865	16,167,215
Total Services: Consumer					43,951,653	43,877,841
Telecommunications 1.4%
Horizon Telcom, Inc. (12) (15) (19) (21)	L+ 4.50%	6.99%	6/15/2023	$13,833,931	13,688,028	13,626,422
Masergy Holdings, Inc. (15) (26)	L+ 3.25%	5.85%	12/15/2023	$684,364	682,089	670,677
Total Telecommunications					14,370,117	14,297,099
Transportation: Cargo 4.3%
ENC Holding Corporation (12) (18) (26)	L+ 4.00%	6.60%	5/30/2025	$10,345,408	10,331,665	10,222,556
Grammer Purchaser, Inc. (12) (15) (19) (21)	L+ 4.75%	7.25%	9/30/2024	$10,283,318	10,118,785	10,129,068
PS HoldCo, LLC (12) (15) (26)	L+ 4.75%	7.25%	3/13/2025	$23,448,440	23,438,751	23,419,129
Total Transportation: Cargo					43,889,201	43,770,753
Wholesale 5.9%
PetroChoice Holdings, Inc. (15) (26)	L+ 5.00%	7.74%	8/19/2022	$3,619,869	3,587,386	3,619,869
PT Holdings, LLC (12) (15) (26)	L+ 4.00%	6.50%	12/9/2024	$21,616,515	21,577,120	21,292,267
Specialty Building Products Holdings, LLC (12) (18) (26)	L+ 5.75%	8.25%	10/1/2025	$16,944,043	16,845,998	16,605,162
SRS Distribution Inc. (18) (21) (26)	L+ 3.25%	5.75%	5/23/2025	$19,949,875	19,471,177	19,093,726
Total Wholesale					61,481,681	60,611,024
Total First Lien Senior Secured Loan					$1,106,288,464	$1,098,439,896

Revolver 2.7%
Aerospace & Defense 0.1%
API Technologies Corp. (3) (5) (15) (19)	—	—	4/22/2024	$—	(44,178)	—
WCI-HSG Purchaser, Inc. (3) (15) (19)	L+ 4.50%	6.99%	2/21/2025	$671,743	632,317	631,438
Total Aerospace & Defense					588,139	631,438
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	—	—	3/1/2023	$—	(8,794)	—
Total Automotive					(8,794)	—
Capital Equipment 0.2%
Dorner Manufacturing Corp. (3) (5) (15) (19)	—	—	3/15/2022	$—	(16,321)	—
FFI Holdings I Corp (3) (15) (19)	L+ 5.75%	8.45%	1/24/2025	$2,147,827	2,069,030	2,093,507
Tidel Engineering, L.P. (3) (15) (19)	—	—	3/1/2023	$—	—	—
Total Capital Equipment					2,052,709	2,093,507
Chemicals, Plastics & Rubber 0.0%
AP Plastics Group, LLC (3) (15) (19)	—	—	8/2/2021	$—	—	—
PRCC Holdings, Inc. (3) (15) (19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					—	—
Construction & Building 0.1%

Profile Products LLC (3) (15) (19)	P+ 4.75%	10.25%	12/20/2024	$1,469,479	1,396,298	1,392,811
Total Construction & Building					1,396,298	1,392,811
Consumer Goods: Durable 0.0%
Home Franchise Concepts, Inc. (3) (5) (15) (19)	—	—	7/9/2024	$—	(15,543)	—
Stanton Carpet Corp. (3) (15) (19)	—	—	11/21/2022	$—	—	—
Total Consumer Goods: Durable					(15,543)	—
Consumer Goods: Non-Durable 0.8%
FineLine Technologies, Inc. (3) (15) (19)	L+ 4.25%	6.99%	11/4/2022	$458,627	428,044	445,523
RoC Opco LLC (2) (3) (5) (15) (19)	—	—	2/25/2025	$—	(201,560)	(204,828)
Solaray, LLC (3) (15) (19)	L+ 4.50%	7.22%	9/9/2022	$8,075,190	8,017,525	8,075,190
WU Holdco, Inc. (2) (3) (5) (15) (19)	—	—	3/26/2025	$—	(63,499)	(83,392)
Total Consumer Goods: Non-Durable					8,180,510	8,232,493
Energy: Oil & Gas 0.2%
Amspec Services, Inc. (3) (15) (19)	P+ 3.75%	9.25%	7/2/2024	$2,189,988	2,127,630	2,189,988
Total Energy: Oil & Gas					2,127,630	2,189,988
FIRE: Insurance 0.0%
Margaux Acquisition, Inc. (3) (15) (19)	L+ 6.00%	8.50%	12/19/2024	$307,766	252,982	250,316
Margaux UK Finance Limited (2) (3) (5) (6) (19)	—	—	12/19/2024	£—	(12,013)	(13,008)
Total FIRE: Insurance					240,969	237,308
Healthcare & Pharmaceuticals 0.4%
Clinical Innovations, LLC (3) (15) (19) (22) (23)	L+ 5.50%	8.96%	10/17/2022	$317,085	298,707	317,085
CPS Group Holdings, Inc. (3) (15) (19)	L+ 5.50%	7.99%	3/3/2025	$2,466,720	2,393,473	2,417,386
Datix Bidco Limited (2) (3) (5) (6) (18) (19)	—	—	10/28/2024	£—	(24,159)	(19,015)
Great Expressions Dental Centers PC (13) (15) (19)	L+ 4.75%	8.80%	9/28/2022	$1,167,000	1,156,730	1,149,495
Total Healthcare & Pharmaceuticals					3,824,751	3,864,951
High Tech Industries 0.1%
Symplr Software, Inc. (3) (18) (19)	L+ 5.50%	8.00%	11/30/2023	$248,236	213,469	211,001
CMI Marketing Inc (3) (5) (15) (19)	—	—	5/24/2023	$—	(17,578)	—
Element Buyer, Inc. (3) (5) (15) (19)	—	—	7/19/2024	$—	(56,443)	—
Zywave, Inc. (3) (15) (19)	L+ 5.00%	7.50%	11/17/2022	$767,471	755,838	767,471
Total High Tech Industries					895,286	978,472
Hotel, Gaming & Leisure 0.1%
Captain D’s LLC (3) (15) (19) (24)	L+ 4.50%	8.18%	12/15/2023	$775,946	761,325	743,356
Total Hotel, Gaming & Leisure					761,325	743,356
Media: Advertising, Printing & Publishing 0.4%
Ansira Holdings, Inc. (3) (15) (19)	P+ 4.00%	9.50%	12/20/2022	$1,643,372	1,643,372	1,643,372
Cruz Bay Publishing (3) (15) (19)	P+ 3.00%	8.50%	6/6/2019	$2,266,720	2,266,720	2,266,720
Total Media: Advertising, Printing & Publishing					3,910,092	3,910,092
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.0%
Batteries Plus Holding Corporation (3) (15) (19)	P+ 5.75%	11.25%	7/6/2022	$220,068	212,505	212,505
Total Retail					212,505	212,505
Services: Business 0.2%
Sovos Compliance, LLC (2) (3) (5) (15) (19)	—	—	3/1/2022	$—	(9,252)	(14,516)
TEI Holdings Inc. (3) (15) (19)	L+ 6.00%	8.50%	12/20/2022	$2,408,390	2,408,390	2,397,765
Total Services: Business					2,399,138	2,383,249
Services: Consumer 0.1%
McKissock, LLC (3) (15) (19)	P+ 2.25%	7.75%	8/5/2021	$991,690	991,690	991,690
Total Services: Consumer					991,690	991,690
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (15) (19)	—	—	6/15/2023	$—	—	(17,379)
Total Telecommunications					—	(17,379)
Transportation: Cargo 0.0%
Grammer Purchaser, Inc. (2) (3) (15) (19)	—	—	9/30/2024	$—	1,256	(15,750)
Total Transportation: Cargo					1,256	(15,750)

Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (15) (19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Wholesale 0.0%
Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	—	—	7/18/2024	$—	(37,639)	(14,167)
Aramsco, Inc. (3) (15) (19)	L+ 5.25%	7.75%	8/28/2024	$112,893	65,847	28,223
Total Wholesale					28,208	14,056
Total Revolver					$27,586,169	$27,842,787

Second Lien Senior Secured Loan 22.8%
Aerospace & Defense 4.5%
Forming & Machining Industries Inc. (18) (19) (21)	L+ 8.25%	10.95%	10/9/2026	$6,540,000	6,477,147	6,311,100
Jazz Acquisition, Inc. (15) (21)	L+ 6.75%	9.35%	6/20/2022	$15,000,000	14,432,083	14,100,000
TECT Power Holdings, LLC (15) (19) (21)	L+ 8.50%	11.00%	12/27/2021	$14,757,969	14,556,393	14,757,969
WP CPP Holdings, LLC. (12) (15) (21) (26)	L+ 7.75%	10.51%	4/30/2026	$11,723,622	11,612,738	11,674,734
Total Aerospace & Defense					47,078,361	46,843,803
Automotive 0.6%
OEConnection LLC (15) (19) (21)	L+ 8.00%	10.50%	11/24/2025	$6,312,688	6,273,649	6,265,343
Total Automotive					6,273,649	6,265,343
Beverage, Food & Tobacco 0.8%
NPC International, Inc. (12) (15) (21)	L+ 7.50%	10.13%	4/18/2025	$9,158,667	9,194,780	7,956,592
Total Beverage, Food & Tobacco					9,194,780	7,956,592
Capital Equipment 1.5%
EXC Holdings III Corp. (12) (15) (21) (26)	L+ 7.50%	10.31%	12/1/2025	$8,240,489	8,254,859	8,261,090
Velvet Acquisition B.V. (6) (18) (19) (21)	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013,072	7,317,052	6,745,464
Total Capital Equipment					15,571,911	15,006,554
Energy: Electricity 0.2%
Infinite Electronics International Inc. (18) (19) (21)	L+ 8.00%	10.50%	7/2/2026	$2,480,000	2,430,400	2,430,400
Total Energy: Electricity					2,430,400	2,430,400
Forest Products & Paper 1.0%
Solenis International LLC (18) (21)	L+ 8.50%	11.13%	6/26/2026	$10,600,616	10,288,995	10,203,093
Total Forest Products & Paper					10,288,995	10,203,093
FIRE: Insurance 0.5%
Wink Holdco, Inc. (15) (21) (26)	L+ 6.75%	9.25%	12/1/2025	$4,762,543	4,720,139	4,667,293
Total FIRE: Insurance					4,720,139	4,667,293
Healthcare & Pharmaceuticals 4.7%
Concentra Inc. (15) (21) (26)	L+ 6.50%	8.99%	6/1/2023	$6,604,805	6,495,883	6,635,088
Datix Bidco Limited (6) (18) (19) (21)	GBP LIBOR+ 7.75%	8.68%	4/27/2026	£12,133,975	16,286,709	15,777,095
TecoStar Holdings, Inc. (12) (15) (19) (21)	L+ 8.50%	10.99%	11/1/2024	$9,471,942	9,269,406	9,471,942
U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	L+ 7.25%	9.75%	6/23/2025	$16,520,000	16,321,493	16,520,000
Total Healthcare & Pharmaceuticals					48,373,491	48,404,125
High Tech Industries 2.9%
Everest Bidco (6) (15) (19) (21)	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216,216	13,072,796	12,917,333
nThrive, Inc. (15) (19) (21)	L+ 9.75%	12.25%	4/20/2023	$8,000,000	7,986,533	7,720,000
Netsmart Technologies, Inc. (15) (19) (21)	L+ 7.50%	10.00%	10/19/2023	$2,749,000	2,749,000	2,749,000
Park Place Technologies (15) (21)	L+ 8.00%	10.50%	3/30/2026	$6,732,980	6,685,535	6,640,402
Total High Tech Industries					30,493,864	30,026,735
Hotel, Gaming & Leisure 2.2%
Aimbridge Acquisition Co., Inc. (12) (18) (19)	L+ 7.50%	9.99%	2/1/2027	$13,067,823	12,794,868	12,788,128
K-Mac Holdings Corp. (12) (18)	L+ 6.75%	9.24%	3/16/2026	$3,200,000	3,192,726	3,178,384
Tacala Investment Corp. (18) (21)	L+ 7.00%	9.50%	1/30/2026	$6,323,404	6,304,140	6,312,338

Total Hotel, Gaming & Leisure					22,291,734	22,278,850
Media: Advertising, Printing & Publishing 0.4%
A-L Parent LLC (12) (15) (21)	L+ 7.25%	9.75%	12/2/2024	$4,050,000	4,017,011	4,039,875
Total Media: Advertising, Printing & Publishing					4,017,011	4,039,875
Retail 1.1%
CVS Holdings I, LP (15) (21) (26)	L+ 6.75%	9.25%	2/6/2026	$11,606,759	11,611,176	11,403,640
Total Retail					11,611,176	11,403,640
Services: Consumer 1.1%
Pearl Intermediate Parent LLC (18) (19) (26)	L+ 6.25%	8.74%	2/13/2026	$2,570,811	2,589,107	2,506,541
Trident LS Merger Sub Corp (12) (18)	L+ 7.50%	10.00%	5/1/2026	$2,246,470	2,225,892	2,235,237
WeddingWire, Inc. (18) (21) (26)	L+ 8.25%	10.74%	12/21/2026	$6,186,667	6,131,092	6,163,467
Total Services: Consumer					10,946,091	10,905,245
Telecommunications 0.1%
Masergy Holdings, Inc. (15) (26)	L+ 7.50%	10.10%	12/16/2024	$857,143	863,363	842,143
Total Telecommunications					863,363	842,143
Transportation: Cargo 0.3%
Direct ChassisLink, Inc. (18) (19) (26)	L+ 6.00%	8.69%	6/15/2023	$2,568,544	2,558,645	2,595,834
Total Transportation: Cargo					2,558,645	2,595,834
Transportation: Consumer 0.9%
Toro Private Holdings III, Ltd (6) (12) (18) (26)	L+ 9.00%	11.58%	4/2/2027	$8,998,355	8,548,437	8,773,396
Total Transportation: Consumer					8,548,437	8,773,396
Total Second Lien Senior Secured Loan					$235,262,047	$232,642,921

Subordinated Debt 3.9%
Healthcare & Pharmaceuticals 2.5%
Genesis Supply Acquisition Co. (19)	L+ 9.50%	9.50%	4/23/2021	$25,000,000	25,000,000	25,000,000
Total Healthcare & Pharmaceuticals					25,000,000	25,000,000
Transportation: Cargo 1.4%
Omni Logistics, LLC (15) (19)	L+ 11.50%	14.00%	1/19/2024	$15,000,000	14,728,124	14,625,000
Total Transportation: Cargo					14,728,124	14,625,000
Total Subordinated Debt					$39,728,124	$39,625,000
Total Corporate Debt					$1,437,927,257	$1,428,268,285

Equity 1.3%
Equity Interest 0.5%
Construction & Building 0.1%
PP Ultimate Holdings B, LLC (14) (19) (25)	—	—	—	1,352	1,351,900	1,395,717
Total Construction & Building					1,351,900	1,395,717
High Tech Industries 0.0%
Impala Private Investments, LLC (14) (19) (25)	—	—	—	1,500,000	—	163,800
Total High Tech Industries					—	163,800
Transportation: Cargo 0.1%
Grammer Investment Holdings LLC (14) (19) (25)	—	—	—	600,000	600,000	600,000
Total Transportation: Cargo					600,000	600,000
Wholesale 0.3%
Abracon Group Holding, LLC. (14) (19) (25)	—	—	—	1,800	1,800,000	2,045,700
Armor Group, LP (14) (19) (25)	—	—	—	10,119	1,011,905	1,008,662
Total Wholesale					2,811,905	3,054,362
Total Equity Interest					$4,763,805	$5,213,879
Preferred Equity 0.8%
Aerospace & Defense 0.1%
WCI-HSG HOLDCO, LLC (14) (19) (25)	—	—	—	674,533	674,533	674,533
Total Aerospace & Defense					674,533	674,533
Capital Equipment 0.4%
FCG Acquisitions, Inc. (14) (19) (25)	—	—	—	4,048	4,047,600	4,048,000

Total Capital Equipment						4,047,600	4,048,000
Healthcare & Pharmaceuticals 0.2%
CB Titan Holdings, Inc. (14) (19) (25)	—		—	—	1,952,879	1,952,879	2,343,455
Total Healthcare & Pharmaceuticals						1,952,879	2,343,455
Transportation: Cargo 0.1%
Grammer Investment Holdings LLC (19) (25)	10%	PIK	10.00%	—	6,153	615,333	630,512
Total Transportation: Cargo						615,333	630,512
Total Preferred Equity						$7,290,345	$7,696,500
Warrants 0.0%
Transportation: Cargo 0.0%
Grammer Investment Holdings LLC (14) (19) (25)	—		—	—	121,811	—	120,593
Total Transportation: Cargo						—	120,593
Total Warrants						$—	$120,593
Total Equity						$12,054,150	$13,030,972
Total Non-Controlled/Non-Affiliate Investments						$1,481,673,496	$1,469,128,402

Non-Controlled/Affiliate Investments 0.7%
Equity 0.7%
Equity Interest 0.7%
Beverage, Food & Tobacco 0.7%
ADT Pizza, LLC (10) (14) (19) (25)	—		—	—	6,720,000	6,720,000	6,720,000
Total Beverage, Food & Tobacco						6,720,000	6,720,000
Total Equity Interest						$6,720,000	$6,720,000
Total Equity						$6,720,000	$6,720,000
Total Non-Controlled/Affiliate Investments						$6,720,000	$6,720,000

Controlled Affiliate Investments 34.7%
Corporate Debt 0.4%
First Lien Senior Secured Loan 0.4%
Aerospace & Defense 0.4%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)			10.00%	6/2/2022	$4,144,528	4,144,528	4,144,528
Total Aerospace & Defense						4,144,528	4,144,528
Total First Lien Senior Secured Loan						$4,144,528	$4,144,528
Total Corporate Debt						$4,144,528	$4,144,528

Equity 34.3%
Equity Interest 1.4%
Aerospace & Defense 1.4%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	—		—	—	731,387	731,387	1,148,781
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	—		—	—	11,862,615	11,862,615	13,447,514
Total Aerospace & Defense						12,594,002	14,596,295
Total Equity Interest						$12,594,002	$14,596,295
Investment Vehicle 32.9%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	—		—	—	331,357,415	331,357,415	335,350,725
Total Investment Vehicle						$331,357,415	$335,350,725
Total Equity						$343,951,417	$349,947,020

Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (3) (7) (10) (11) (14) (19) (20)	—		—	6/2/2022	—	—	—
Total Aerospace & Defense						—	—
Total Unfunded Commitment						$—	$—

Total Controlled Affiliate Investments						$348,095,945	$354,091,548
Total Investments						$1,836,489,441	$1,829,939,950
Cash Equivalents 8.2%

Goldman Sachs Financial Square Government Fund Institutional Share Class		2.44%		72,995,277	72,995,277	72,995,277
Goldman Sachs US Treasury Liquid Reserves Fund	—	2.40%	—	10,674,053	10,674,053	10,674,053
Total Cash Equivalents					$83,669,330	$83,669,330
Total Investments and Cash Equivalents					$1,920,158,771	$1,913,609,280

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720,000	POUND STERLING 6,400,000	Bank of New York Mellon	9/21/2020	$288,722
U.S. DOLLARS 12,176,973	EURO 10,370,000	Bank of New York Mellon	1/10/2020	256,600
U.S. DOLLARS 12,042,274	EURO 10,080,000	Bank of New York Mellon	6/21/2019	646,976
U.S. DOLLARS 3,169,087	AUSTRALIAN DOLLARS 4,127,383	Citibank	4/11/2019	81,710
U.S. DOLLARS 13,192,107	POUND STERLING 9,260,478	Citibank	4/11/2019	698,583
U.S. DOLLARS 412,089	POUND STERLING 310,000	Citibank	9/21/2020	449
U.S. DOLLARS 3,577,812	POUND STERLING 2,630,000	Goldman Sachs	4/11/2019	236,029
U.S. DOLLARS 3,090,562	AUD 4,130,000	Goldman Sachs	6/14/2019	159,163
U.S. DOLLARS 8,937,749	DANISH KRONE 55,570,000	Goldman Sachs	6/14/2019	522,043
U.S. DOLLARS 11,718,855	EURO 9,790,000	Goldman Sachs	6/14/2019	657,785
U.S. DOLLARS 70,817,437	POUND STERLING 52,910,000	Goldman Sachs	6/14/2019	1,760,917
U.S. DOLLARS 8,993,793	NORWEGIAN KRONE 72,170,000	Goldman Sachs	6/14/2019	599,866
U.S. DOLLARS 8,379,789	POUND STERLING 6,260,000	Goldman Sachs	1/10/2020	129,665
				$6,038,508

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”),British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime and the current weighted average interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,019,834,005 as of March 31, 2019.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, non-qualifying assets totaled 25.8% of the Company’s total assets.

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

(10) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.

(11) As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6  “Borrowings”.

(13) $903,591 of the total par amount for this security is at P+ 3.75%.

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

(23) $153,563 of the total par amount for this security is at P+ 4.50%.

(24) $459,360 of the total par amount for this security is at P+ 3.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $369,697,992 or 36.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
Antares Bain Capital Complete Financing Solution LLC - Investment Vehicle	11/29/2017
CB Titan Holdings, Inc. - Preferred Equity	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
FCG Acquisitions, Inc. - Preferred equity	1/24/2019
WCI-HSG HOLDCO, LLC - Preferred equity	2/22/2019

(26) Assets or a portion thereof are pledged as collateral for the Citibank Revolving Credit Agreement. See Note 6  “Borrowings”.

(27) $29,952 of the total par amount for this security is at P+ 3.00%.

(28) $499 of the total par amount for this security is at P+ 3.00%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2018

Portfolio Company (4)	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount/ Shares (9)	Amortized Cost	Fair Value
Investments and Cash Equivalents 172.6%
Investments 172.5%
Non-Controlled/Non-Affiliate Investments 142.0%
Corporate Fixed Income 3.5%
Corporate Bond 3.5%
Beverage, Food & Tobacco 0.8%
Hearthside Food Solutions, LLC	—	8.50%	6/1/2026	$10,000,000	$9,793,446	$8,000,000
Total Beverage, Food & Tobacco					9,793,446	8,000,000
Consumer Goods: Non-Durable 0.8%
Kronos Acquisition Holdings Inc.	—	9.00%	8/15/2023	$10,000,000	9,356,074	7,700,000
Total Consumer Goods: Non-Durable					9,356,074	7,700,000
Containers, Packaging & Glass 0.9%
BWAY Holding Company	—	7.25%	4/15/2025	$10,000,000	9,755,474	9,012,500
Total Containers, Packaging & Glass					9,755,474	9,012,500
Utilities: Electric 1.0%
CSVC Acquisition Corp	—	7.75%	6/15/2025	$13,478,000	12,483,046	10,310,670
Total Utilities: Electric					12,483,046	10,310,670
Total Corporate Bond					$41,388,040	$35,023,170
Total Corporate Fixed Income					$41,388,040	$35,023,170
Corporate Debt 137.8%
Delayed Draw Term Loan 0.5%
Construction & Building 0.0%
Chase Industries, Inc. (3) (15) (21)	L+ 4.00%	6.82%	5/12/2025	$199,183	181,857	169,235
Total Construction & Building					181,857	169,235
High Tech Industries 0.0%
Drilling Info Holdings, Inc. (2) (3) (5) (12) (18) (21)	—	—	7/30/2025	$—	(7,201)	(13,302)
Total High Tech Industries					(7,201)	(13,302)
Services: Business 0.5%
AMCP Clean Acquisition Company, LLC (3) (12) (18) (21)	L+ 4.25%	6.93%	6/16/2025	$1,489,192	1,482,756	1,432,122
Sovos Compliance, LLC (3) (15) (19)	L+ 6.00%	8.52%	3/1/2022	$3,957,823	3,957,823	3,909,535
Total Services: Business					5,440,579	5,341,657
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (5) (12) (15) (19) (21)	—	—	6/15/2023	$—	(19,383)	(26,069)
Total Telecommunications					(19,383)	(26,069)
Transportation: Cargo 0.0%
ENC Holding Corporation (2) (3) (5) (18)	—	—	5/30/2025	$—	(831)	(8,931)
Transportation: Cargo	—	—	—	—	(831)	(8,931)
Total Delayed Draw Term Loan					$5,595,021	$5,462,590
First Lien Last Out Term Loan 2.7%
Environmental Industries 1.6%
Adler & Allan Group Limited (6) (17) (19) (21) (22)	GBP LIBOR+ 8.25% (2% PIK)	9.14%	9/30/2022	£13,061,742	16,488,981	16,482,011
Total Environmental Industries					16,488,981	16,482,011
Healthcare & Pharmaceuticals 1.1%
Clinical Innovations, LLC (12) (15) (19) (21) (22)	L+ 5.50%	8.02%	10/17/2023	$11,027,744	10,817,411	10,972,605
Total Healthcare & Pharmaceuticals					10,817,411	10,972,605
Total First Lien Last Out Term Loan					$27,306,392	$27,454,616
First Lien Senior Secured Loan 103.2%
Aerospace & Defense 5.5%
Forming & Machining Industries Inc. (12) (18) (21)	L+ 4.25%	6.85%	10/9/2025	$14,937,269	14,863,280	14,713,210
Novetta, LLC (12) (15)	L+ 5.00%	7.53%	10/17/2022	$3,814,708	3,750,386	3,738,414
Salient CRGT, Inc. (12) (15) (19) (21)	L+ 5.75%	8.27%	2/28/2022	$13,086,496	13,155,083	12,890,199
StandardAero Aviation Holdings, Inc. (12) (15) (21)	L+ 3.75%	6.27%	7/7/2022	$19,770,921	19,869,616	19,583,097
WP CPP Holdings, LLC. (12) (15) (21)	L+ 3.75%	6.28%	4/30/2025	$4,715,025	4,704,012	4,561,787
Total Aerospace & Defense					56,342,377	55,486,707
Automotive 2.3%
CST Buyer Company (12) (15) (19)	L+ 5.00%	7.52%	3/1/2023	$9,309,556	9,208,345	9,309,556

OEConnection LLC (12) (15) (21)	L+ 4.00%	6.53%	11/22/2024		$14,078,908	14,009,520	13,762,133
Total Automotive						23,217,865	23,071,689
Banking 1.3%
Transaction Network Services, Inc. (15) (21)	L+ 4.00%	6.71%	8/14/2022		$13,393,649	13,259,712	13,234,599
Total Banking						13,259,712	13,234,599
Beverage, Food & Tobacco 2.1%
GOBP Holdings, Inc. (12) (18) (21)	L+ 3.75%	6.55%	10/22/2025		$16,632,463	16,621,045	16,216,651
NPC International, Inc. (15) (21)	L+ 3.50%	6.02%	4/19/2024		$4,987,342	5,020,452	4,675,633
Total Beverage, Food & Tobacco						21,641,497	20,892,284
Capital Equipment 2.8%
Dorner Manufacturing Corp. (12) (15) (19)	L+ 5.75%	8.55%	3/15/2023		$7,985,580	7,878,378	7,985,580
DXP Enterprises, Inc. (6) (12) (15)	L+ 4.75%	7.27%	8/29/2023		$5,177,916	5,133,782	5,158,499
Wilsonart LLC (12) (15) (21)	L+ 3.25%	6.06%	12/19/2023		$15,393,418	15,438,069	14,777,681
Total Capital Equipment						28,450,229	27,921,760
Chemicals, Plastics & Rubber 1.9%
ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	L+ 3.50%	6.02%	11/20/2023		$504,839	503,053	493,480
ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	L+ 3.50%	6.02%	11/20/2023		$656,452	654,129	641,681
Niacet b.v. (6) (15) (19) (21)	EURIBOR+ 4.50%	5.50%	2/1/2024		€3,777,239	4,044,191	4,304,065
Niacet Corporation (12) (15) (19)	L+ 4.50%	7.02%	2/1/2024		$2,172,611	2,155,584	2,161,748
Plaskolite, Inc. (15) (19) (21)	L+ 4.25%	6.69%	12/15/2025		$12,030,477	11,789,867	11,910,172
Total Chemicals, Plastics & Rubber						19,146,824	19,511,146
Construction & Building 4.0%
Bolt Infrastructure Merger Sub, Inc. (12) (15)	L+ 3.50%	6.02%	6/21/2024		$2,670,423	2,661,781	2,617,014
Chase Industries, Inc. (12) (15) (21)	L+ 4.00%	6.61%	5/11/2025		$11,921,048	11,862,535	11,825,679
Crown Subsea (12) (18) (21)	L+ 6.00%	8.35%	11/2/2025		$13,400,000	13,201,050	12,931,000
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€2,556,609	2,785,426	2,927,829
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€7,759,873	8,329,888	8,886,607
Regan Development Holdings Limited (6) (17) (19)	EURIBOR+ 7.00%	7.50%	4/18/2022		€828,924	941,409	949,283
Total Construction & Building						39,782,089	40,137,412
Consumer Goods: Durable 1.7%
New Milani Group LLC (12) (15) (19) (21)	L+ 4.25%	6.77%	6/6/2024		$17,273,200	17,113,611	17,273,200
Total Consumer Goods: Durable						17,113,611	17,273,200
Consumer Goods: Non-Durable 5.8%
FineLine Technologies, Inc. (12) (15) (19) (21)	L+ 4.25%	7.06%	11/2/2022		$31,703,107	31,465,508	31,544,591
Kronos Acquisition Holdings Inc. (12) (15) (21)	L+ 4.00%	6.52%	5/15/2023		$13,181,476	13,142,079	12,522,403
MND Holdings III Corp (15) (19) (21)	L+ 3.50%	6.30%	6/19/2024		$13,766,864	13,815,431	13,560,361
Total Consumer Goods: Non-Durable						58,423,018	57,627,355
Containers, Packaging & Glass 3.0%
BWAY Holding Company (12) (18) (21)	L+ 3.25%	5.66%	4/3/2024		$12,812,406	12,836,361	12,099,716
Technimark LLC (12) (18)	L+ 3.75%	6.27%	8/8/2025		$2,826,456	2,823,098	2,784,059
Terminator Bidco AS (6) (18) (19) (21)	L+ 5.00%	7.80%	5/22/2022		$15,100,000	14,798,247	14,798,000
Total Containers, Packaging & Glass						30,457,706	29,681,775
Energy: Electricity 2.0%
Infinite Electronics International Inc. (12) (18) (19) (21)	L+ 4.00%	6.52%	7/2/2025		$19,952,996	19,938,102	19,853,231
Total Energy: Electricity						19,938,102	19,853,231
Energy: Oil & Gas 3.0%
Blackbrush Oil & Gas, L.P. (12) (15) (21)	L+ 8.00%	10.89%	2/9/2024		$31,200,000	30,674,839	30,264,000
Total Energy: Oil & Gas						30,674,839	30,264,000
FIRE: Finance 0.4%
Badger Merger Sub, Inc. (12) (18)	L+ 3.75%	6.54%	9/12/2025		$3,641,777	3,623,568	3,559,837
Total FIRE: Finance						3,623,568	3,559,837
FIRE: Insurance 2.8%
Alliant Holdings Intermediate, LLC (12) (18) (21)	L+ 2.75%	5.21%	5/9/2025		$16,598,005	16,650,414	15,734,908
Wink Holdco, Inc. (12) (15) (21)	L+ 3.00%	5.52%	12/2/2024		$12,567,792	12,514,187	11,939,402
Total FIRE: Insurance						29,164,601	27,674,310
FIRE: Real Estate 1.1%
Spectre (Carrisbrook House) Limited (6) (15) (19)	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300,000	10,713,530	10,650,360
Total FIRE: Real Estate						10,713,530	10,650,360
Forest Products & Paper 0.7%
Solenis International LLC (12) (18) (21)	L+ 4.00%	6.80%	6/26/2025		$7,334,513	7,279,504	7,082,389
Total Forest Products & Paper						7,279,504	7,082,389
Healthcare & Pharmaceuticals 3.1%
Datix Bidco Limited (6) (19) (21)	BBSW+ 4.50%	6.57%	4/28/2025	AUD	4,211,615	3,197,488	2,921,747
Drive DeVilbiss (12) (15) (21)	L+ 5.50%	8.30%	1/3/2023		$8,528,844	7,867,168	7,398,772
Great Expressions Dental Centers PC (12) (15) (19)	L+ 4.75%	7.63%	9/28/2023		$7,982,265	7,893,662	7,862,531

Island Medical Management Holdings, LLC (15) (19) (21)	L+ 6.50%	9.02%	9/1/2022		$9,267,544	9,157,984	8,618,816
U.S. Anesthesia Partners, Inc. (12) (15) (21)	L+ 3.00%	5.52%	6/24/2024		$4,641,369	4,572,533	4,458,035
Total Healthcare & Pharmaceuticals						32,688,835	31,259,901
High Tech Industries 17.2%
CMI Marketing Inc. (12) (15) (19) (21)	L+ 4.75%	7.27%	5/24/2024		$15,410,560	15,271,043	15,410,560
Drilling Info Holdings, Inc. (12) (18) (21)	L+ 4.25%	6.77%	7/30/2025		$20,178,083	20,094,063	20,102,415
Elo Touch Solutions, Inc. (18) (21)	L+ 6.50%	9.28%	12/7/2025		$18,942,743	17,995,606	18,256,069
Lighthouse Network, LLC (12) (15) (19) (21)	L+ 4.50%	7.03%	12/2/2024		$16,088,382	16,023,630	16,007,940
Netsmart Technologies, Inc. (12) (15) (21)	L+ 3.75%	6.27%	4/19/2023		$21,622,636	21,657,213	21,352,353
Park Place Technologies (12) (15) (21)	L+ 4.00%	6.52%	3/31/2025		$10,324,227	10,293,367	10,117,743
Qlik Technologies (12) (15) (21)	L+ 3.50%	5.94%	4/26/2024		$22,724,748	22,666,315	22,014,599
SolarWinds Holdings, Inc. (18) (21)	L+ 2.75%	5.27%	2/5/2024		$14,763,095	14,844,760	14,227,933
VPARK BIDCO AB (6) (16) (19) (21)	CIBOR+ 5.00%	5.75%	3/8/2025	DKK	56,999,385	9,134,484	8,742,907
VPARK BIDCO AB (6) (16) (19) (21)	NIBOR+ 5.00%	6.28%	3/8/2025	NOK	74,019,870	9,174,183	8,557,804
Zywave, Inc. (12) (15) (19) (21)	L+ 5.00%	7.52%	11/17/2022		$17,549,498	17,457,898	17,549,498
Total High Tech Industries						174,612,562	172,339,821
Hotel, Gaming & Leisure 6.2%
Aimbridge Hospitality LP (15) (19) (21)	L+ 5.00%	7.52%	6/22/2022		$25,584,242	25,250,600	25,584,242
Aimbridge Hospitality LP (12) (15) (19) (21)	L+ 5.00%	7.52%	6/22/2022		$4,264,055	4,206,019	4,264,055
Captain D’s LLC (12) (15) (19) (21)	L+ 4.50%	7.30%	12/15/2023		$13,388,719	13,269,421	13,154,417
Quidditch Acquisition, Inc. (12) (15) (19) (21)	L+ 7.00%	9.47%	3/21/2025		$15,903,406	15,859,074	15,823,889
Tacala Investment Corp. (12) (18) (21)	L+ 3.25%	5.77%	1/31/2025		$3,503,871	3,450,624	3,383,425
Total Hotel, Gaming & Leisure						62,035,738	62,210,028
Media: Advertising, Printing & Publishing 1.2%
Cambium Learning Group, Inc. (12) (18) (21)	L+ 4.50%	7.02%	12/18/2025		$12,325,321	11,709,055	11,770,682
Total Media: Advertising, Printing & Publishing						11,709,055	11,770,682
Media: Broadcasting & Subscription 2.1%
Micro Holding Corp. (12) (18) (21)	L+ 3.75%	6.25%	9/13/2024		$21,931,455	21,868,277	20,944,540
Total Media: Broadcasting & Subscription						21,868,277	20,944,540
Media: Diversified & Production 3.0%
Getty Images, Inc. (21) (26)	L+ 3.50%	6.02%	10/18/2019		$19,946,950	19,743,947	19,419,772
International Entertainment Investments Limited (6) (18) (19) (21)	GBP LIBOR+ 4.75%	5.65%	5/31/2023		£8,685,518	10,619,969	11,070,561
Total Media: Diversified & Production						30,363,916	30,490,333
Retail 2.7%
CH Hold Corp. (12) (15)	L+ 3.00%	5.52%	2/1/2024		$1,498,382	1,496,191	1,485,271
CVS Holdings I, LP (12) (15) (21)	L+ 2.75%	5.28%	2/6/2025		$14,912,375	14,892,976	14,166,756
Eyemart Express LLC (12) (15) (21)	L+ 3.00%	5.46%	8/5/2024		$11,505,683	11,544,208	11,189,277
Total Retail						27,933,375	26,841,304
Services: Business 12.9%
Advantage Sales & Marketing Inc. (12) (15) (21)	L+ 3.25%	5.77%	7/23/2021		$15,743,193	15,500,361	13,972,084
AMCP Clean Acquisition Company, LLC (12) (18) (21)	L+ 4.25%	7.05%	6/16/2025		$15,773,321	15,724,960	15,536,721
Comet Bidco Limited (6) (18) (21)	GBP LIBOR+ 5.25%	5.98%	9/30/2024		£10,260,870	13,080,675	12,718,845
Lakeland Tours, LLC (12) (15)	L+ 4.00%	6.79%	12/16/2024		$2,887,182	2,878,034	2,820,416
LegalZoom.com, Inc. (18) (19) (21)	L+ 4.50%	7.00%	11/21/2024		$15,838,640	15,735,468	15,601,060
New Insight Holdings, Inc. (12) (15) (21)	L+ 5.50%	8.02%	12/20/2024		$20,529,017	20,041,341	20,349,388
Sovos Compliance, LLC (12) (15) (19)	L+ 6.00%	8.52%	3/1/2022		$8,600,804	8,540,782	8,514,796
Valet Waste Holdings, Inc. (12) (18) (21)	L+ 4.00%	6.52%	9/29/2025		$28,761,340	28,686,319	28,401,823
XO Management Holding Inc. (18) (19) (21)	L+ 5.75%	8.49%	12/4/2021		$12,354,923	11,490,079	11,490,079
Total Services: Business						131,678,019	129,405,212
Services: Consumer 2.9%
GI Chill Acquisition LLC (12) (18) (19) (21)	L+ 4.00%	6.80%	8/6/2025		$11,463,557	11,441,001	11,463,557
Travel Leaders Group, LLC (12) (18)	L+ 4.00%	6.46%	1/25/2024		$527,968	526,724	524,008
Trident LS Merger Sub Corp (12) (18)	L+ 3.00%	5.52%	5/1/2025		$4,185,675	4,177,322	4,101,962
WeddingWire, Inc. (18) (21)	L+ 4.50%	7.29%	12/19/2025		$13,217,871	13,250,531	13,019,602
Total Services: Consumer						29,395,578	29,109,129
Telecommunications 1.4%
Horizon Telcom, Inc. (12) (15) (19) (21)	L+ 4.50%	6.85%	6/15/2023		$13,868,690	13,711,631	13,660,659
Masergy Holdings, Inc. (15) (21)	L+ 3.25%	6.05%	12/15/2023		$686,114	683,713	663,816
Total Telecommunications						14,395,344	14,324,475
Transportation: Cargo 4.1%
ENC Holding Corporation (12) (18) (27)	L+ 4.00%	6.80%	5/30/2025		$9,774,591	9,760,848	9,627,972
Grammer Purchaser, Inc. (12) (15) (19) (21)	L+ 4.75%	7.27%	9/30/2024		$10,500,000	10,332,000	10,342,500
PS HoldCo, LLC (12) (15) (21)	L+ 4.75%	7.28%	3/13/2025		$21,458,545	21,457,647	20,922,082
Total Transportation: Cargo						41,550,495	40,892,554
Wholesale 6.0%
PetroChoice Holdings, Inc. (15) (19) (21)	L+ 5.00%	7.53%	8/22/2022		$3,638,290	3,603,010	3,601,907
PT Holdings, LLC (12) (15) (21)	L+ 4.00%	6.80%	12/9/2024		$21,671,240	21,630,543	21,183,638
Specialty Building Products Holdings, LLC (12) (18) (19) (21)	L+ 5.75%	8.27%	10/1/2025		$16,944,043	16,841,132	16,435,721

SRS Distribution Inc. (18) (21)	L+ 3.25%	5.77%	5/23/2025	$20,000,000	19,505,319	18,725,000
Total Wholesale					61,580,004	59,946,266
Total First Lien Senior Secured Loan					$1,049,040,270	$1,033,456,299
Revolver 1.6%
Aerospace & Defense 0.0%
API Technologies Corp. (2) (3) (5) (15) (19)	—	—	4/22/2024	$—	(46,293)	(10,458)
Total Aerospace & Defense					(46,293)	(10,458)
Automotive 0.0%
CST Buyer Company (3) (5) (15) (19)	—	—	3/1/2023	$—	(9,348)	—
Total Automotive					(9,348)	—
Capital Equipment 0.0%
Dorner Manufacturing Corp. (3) (15) (19)	P+ 4.75%	10.00%	3/15/2022	$54,944	37,262	54,944
Tidel Engineering, L.P. (3) (15) (19)	—	—	3/1/2023	$—	—	—
Total Capital Equipment					37,262	54,944
Chemicals, Plastics & Rubber 0.0%
AP Plastics Group, LLC (3) (15) (19)	—	—	8/1/2021	$—	—	—
PRCC Holdings, Inc. (3) (15) (19)	—	—	2/1/2021	$—	—	—
Total Chemicals, Plastics & Rubber					—	—
Construction & Building 0.0%
Profile Products LLC (2) (3) (5) (15) (19)	—	—	12/20/2024	$—	(76,251)	(76,668)
Total Construction & Building					(76,251)	(76,668)
Consumer Goods: Durable 0.0%
Home Franchise Concepts, Inc. (2) (3) (5) (15) (19)	—	—	7/9/2024	$—	(16,299)	(25,298)
Stanton Carpet Corp. (3) (15) (19)	—	—	11/21/2022	$—	—	—
Total Consumer Goods: Durable					(16,299)	(25,298)
Consumer Goods: Non-Durable 0.6%
FineLine Technologies, Inc. (3) (15) (19)	L+ 4.25%	6.79%	11/2/2021	$458,627	425,135	445,523
Solaray, LLC (3) (15) (19) (23)	L+ 4.50%	7.69%	9/9/2022	$5,666,800	5,605,006	5,666,800
Total Consumer Goods: Non-Durable					6,030,141	6,112,323
Energy: Oil & Gas 0.1%
Amspec Services, Inc. (3) (15) (19)	P+ 3.75%	9.25%	7/2/2024	$931,498	865,976	931,498
Total Energy: Oil & Gas					865,976	931,498
FIRE: Insurance 0.0%
Margaux Acquisition, Inc. (3) (15) (19)	P+ 5.00%	10.50%	12/19/2024	$615,532	558,428	558,082
Margaux UK Finance Limited (2) (3) (5) (6) (19)	—	—	12/19/2024	£—	(12,551)	(12,719)
Total FIRE: Insurance					545,877	545,363
Healthcare & Pharmaceuticals 0.1%
Clinical Innovations, LLC (3) (15) (19) (22)	L+ 5.50%	7.93%	10/17/2022	$38,391	18,735	32,632
Datix Bidco Limited (2) (3) (5) (6) (18) (19)	—	—	10/28/2024	£—	(25,173)	(18,593)
Great Expressions Dental Centers PC (3) (13) (15) (19)	L+ 4.75%	8.70%	9/28/2022	$953,606	942,612	936,101
Total Healthcare & Pharmaceuticals					936,174	950,140
High Tech Industries 0.1%
Caliper Software, Inc. (3) (18) (19)	L+ 5.50%	8.04%	11/30/2023	$124,118	87,515	86,883
CMI Marketing Inc. (3) (5) (15) (19)	—	—	5/24/2023	$—	(18,608)	—
Element Buyer, Inc. (2) (3) (5) (15) (19)	—	—	7/19/2024	$—	(59,017)	(31,876)
Zywave, Inc. (3) (15) (19)	L+ 5.00%	7.52%	11/17/2022	$767,471	755,048	767,471
Total High Tech Industries					764,938	822,478
Hotel, Gaming & Leisure 0.1%
Aimbridge Hospitality LP (3) (5) (15) (19)	—	—	6/22/2022	$—	(14,830)	—
Captain D’s LLC (3) (15) (19) (24)	L+ 4.50%	8.15%	12/15/2023	$788,361	772,975	755,771
Total Hotel, Gaming & Leisure					758,145	755,771
Media: Advertising, Printing & Publishing 0.4%
Ansira Holdings, Inc. (3) (15) (19)	P+ 4.00%	9.50%	12/20/2022	$1,643,372	1,643,372	1,643,372
Cruz Bay Publishing (3) (15) (19)	P+ 3.00%	8.50%	6/6/2019	$2,266,720	2,266,720	2,266,720
Total Media: Advertising, Printing & Publishing					3,910,092	3,910,092
Media: Diversified & Production 0.0%
Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	—	—	6/15/2022	$—	—	—
Total Media: Diversified & Production					—	—
Retail 0.0%
Batteries Plus Holding Corporation (3) (15) (19)	—	—	7/6/2022	$—	—	—
Total Retail					—	—
Services: Business 0.1%
Sovos Compliance, LLC (2) (3) (5) (15) (19)	—	—	3/1/2022	$—	(10,034)	(14,516)
TEI Holdings Inc. (3) (15) (19)	P+ 5.00%	10.50%	12/20/2022	$708,350	708,350	665,849
Total Services: Business					698,316	651,333
Services: Consumer 0.1%

McKissock, LLC (3) (15) (19)	P+ 2.25%	7.68%	8/5/2021	$991,690	991,690	991,690
Total Services: Consumer					991,690	991,690
Telecommunications 0.0%
Horizon Telcom, Inc. (2) (3) (15) (19)	—	—	6/15/2023	$—	—	(17,379)
Total Telecommunications					—	(17,379)
Transportation: Cargo 0.0%
Grammer Purchaser, Inc. (3) (15) (18) (19)	L+ 4.75%	7.27%	9/30/2024	$105,000	105,629	89,250
Total Transportation: Cargo					105,629	89,250
Transportation: Consumer 0.0%
Direct Travel, Inc. (3) (15) (19)	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					—	—
Wholesale 0.0%
Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	—	—	7/18/2024	$—	(39,405)	(28,334)
Aramsco, Inc. (3) (15) (19)	L+ 5.25%	7.77%	8/28/2024	$225,787	177,175	132,650
Total Wholesale					137,770	104,316
Total Revolver					$15,633,819	$15,789,395
Second Lien Senior Secured Loan 25.8%
Aerospace & Defense 4.7%
Forming & Machining Industries Inc. (18) (19) (21)	L+ 8.25%	10.85%	10/9/2026	$6,540,000	6,474,987	6,474,600
Jazz Acquisition, Inc. (15) (21)	L+ 6.75%	9.55%	6/20/2022	$15,000,000	14,395,871	14,136,375
TECT Power Holdings, LLC (15) (19) (21)	L+ 8.50%	11.02%	12/27/2021	$14,757,969	14,537,795	14,905,549
WP CPP Holdings, LLC. (12) (15) (21)	L+ 7.75%	10.28%	4/30/2026	$11,723,622	11,608,238	11,533,113
Total Aerospace & Defense					47,016,891	47,049,637
Automotive 0.6%
OEConnection LLC (15) (19) (21)	L+ 8.00%	10.53%	11/24/2025	$6,312,688	6,273,929	6,265,343
Total Automotive					6,273,929	6,265,343
Capital Equipment 1.5%
EXC Holdings III Corp. (12) (15) (21)	L+ 7.50%	9.85%	12/1/2025	$8,240,489	8,254,043	7,869,667
Velvet Acquisition B.V. (6) (18) (19) (21)	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013,072	7,312,569	6,949,523
Total Capital Equipment					15,566,612	14,819,190
Energy: Electricity 0.2%
Infinite Electronics International Inc. (18) (19) (21)	L+ 8.00%	10.52%	7/2/2026	$2,480,000	2,430,400	2,430,400
Total Energy: Electricity					2,430,400	2,430,400
Forest Products & Paper 1.5%
Solenis International LLC (18) (21)	L+ 8.50%	11.21%	6/26/2026	$15,600,616	15,235,022	14,820,585
Total Forest Products & Paper					15,235,022	14,820,585
FIRE: Insurance 1.3%
Wink Holdco, Inc. (15) (21)	L+ 6.75%	9.28%	12/1/2025	$13,637,543	13,577,886	12,887,479
Total FIRE: Insurance					13,577,886	12,887,479
Healthcare & Pharmaceuticals 5.5%
Concentra Inc. (12) (15) (21)	L+ 6.50%	8.88%	6/1/2023	$14,104,833	13,861,386	14,051,940
Datix Bidco Limited (6) (18) (19) (21)	GBP LIBOR+ 7.75%	8.68%	4/27/2026	£12,133,975	16,272,151	15,311,305
TecoStar Holdings, Inc. (12) (15) (19) (21)	L+ 8.50%	10.89%	11/1/2024	$9,471,942	9,262,563	9,471,942
U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	L+ 7.25%	9.77%	6/23/2025	$16,520,000	16,312,901	16,520,000
Total Healthcare & Pharmaceuticals					55,709,001	55,355,187
High Tech Industries 3.0%
Everest Bidco (6) (15) (19) (21)	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216,216	13,059,928	12,630,942
nThrive, Inc. (15) (19) (21)	L+ 9.75%	12.27%	4/20/2023	$8,000,000	7,982,464	7,760,000
Netsmart Technologies, Inc. (15) (19) (21)	L+ 7.50%	10.03%	10/19/2023	$2,749,000	2,749,000	2,735,255
Park Place Technologies (15) (21)	L+ 8.00%	10.52%	3/30/2026	$6,732,980	6,683,929	6,598,321
Total High Tech Industries					30,475,321	29,724,518
Hotel, Gaming & Leisure 1.8%
K-Mac Holdings Corp. (12) (18)	L+ 6.75%	9.25%	3/16/2026	$3,200,000	3,192,581	3,024,000
NPC International, Inc. (12) (15) (21)	L+ 7.50%	10.02%	4/18/2025	$9,158,667	9,193,992	8,654,940
Tacala Investment Corp. (18) (21)	L+ 7.00%	9.52%	1/30/2026	$6,323,404	6,305,874	6,038,851
Total Hotel, Gaming & Leisure					18,692,447	17,717,791
Media: Advertising, Printing & Publishing 0.4%
Learfield Communications LLC (12) (15) (19) (21)	L+ 7.25%	9.78%	12/2/2024	$4,050,000	4,016,231	4,050,000
Total Media: Advertising, Printing & Publishing					4,016,231	4,050,000
Retail 1.4%
CH Hold Corp. (12) (15)	L+ 7.25%	9.77%	2/3/2025	$1,215,470	1,210,942	1,209,392
CVS Holdings I, LP (15) (19) (21)	L+ 6.75%	9.28%	2/6/2026	$14,109,824	14,119,690	13,333,784
Total Retail					15,330,632	14,543,176
Services: Consumer 1.1%
Pearl Intermediate Parent LLC (18) (21)	L+ 6.25%	8.75%	2/13/2026	$2,570,811	2,589,592	2,544,332
Trident LS Merger Sub Corp (12) (18)	L+ 7.50%	10.02%	5/1/2026	$2,246,470	2,225,404	2,221,197
WeddingWire, Inc. (18) (21)	L+ 8.25%	11.04%	12/21/2026	$6,186,667	6,124,800	6,155,733
Total Services: Consumer					10,939,796	10,921,262

Telecommunications 0.1%
Masergy Holdings, Inc. (15)	L+ 7.50%	10.31%	12/16/2024	$857,143	863,323	840,000
Total Telecommunications					863,323	840,000
Transportation: Cargo 2.7%
Direct ChassisLink, Inc. (12) (18) (19) (21)	L+ 6.00%	8.53%	6/15/2023	$27,685,436	27,630,868	26,716,446
Total Transportation: Cargo					27,630,868	26,716,446
Total Second Lien Senior Secured Loan					$263,758,359	$258,141,014
Subordinated Debt 4.0%
Healthcare & Pharmaceuticals 2.5%
Genesis Supply Acquisition Co. (19)	—	9.50%	4/23/2021	$25,000,000	25,000,000	25,000,000
Total Healthcare & Pharmaceuticals					25,000,000	25,000,000
Transportation: Cargo 1.5%
Omni Logistics, LLC (15) (19) (21)	L+ 11.50%	14.02%	1/19/2024	$15,000,000	14,710,860	14,625,000
Total Transportation: Cargo					14,710,860	14,625,000
Total Subordinated Debt					$39,710,860	$39,625,000
Total Corporate Debt					$1,401,044,721	$1,379,928,914
Equity 0.7%
Series A Preferred Units 0.2%
Healthcare & Pharmaceuticals 0.2%
CB Titan Holdings, Inc. (14) (19) (25)	—	—	—	1,952,879	1,952,879	2,206,753
Total Healthcare & Pharmaceuticals					1,952,879	2,206,753
Total Series A Preferred Units					1,952,879	2,206,753
Equity Interest 0.4%
Construction & Building 0.1%
PP Ultimate Holdings B, LLC (14) (19) (25)	—	—	—	1,352	1,351,900	1,352,000
Total Construction & Building					1,351,900	1,352,000
High Tech Industries 0.0%
Impala Private Investments, LLC (14) (19) (25)	—	—	—	1,500,000	—	126,232
Total High Tech Industries					—	126,232
Transportation: Cargo 0.0%
Grammer Investment Holdings LLC (14) (19) (25)	—	—	—	600,000	600,000	600,000
Total Transportation: Cargo					600,000	600,000
Wholesale 0.3%
Abracon Group Holding, LLC. (14) (19) (25)	—	—	—	1,800	1,800,000	1,991,700
Armor Group, LP (14) (19) (25)	—	—	—	10,119	1,011,905	1,008,662
Total Wholesale					2,811,905	3,000,362
Total Equity Interest					$4,763,805	$5,078,594
Preferred Equity 0.1%
Transportation: Cargo 0.1%
Grammer Investment Holdings LLC (14) (19) (25)	10% PIK	10.00%	—	6,000	600,000	600,000
Total Transportation: Cargo					600,000	600,000
Total Preferred Equity					$600,000	$600,000
Warrants 0.0%
Transportation: Cargo 0.0%
Grammer Investment Holdings LLC (14) (19) (25)	—	—	—	121,811	—	—
Total Transportation: Cargo					—	—
Total Warrants					$—	$—
Total Equity					$7,316,684	$7,885,347
Total Non-Controlled/Non-Affiliate Investments					$1,449,749,445	$1,422,837,431
Non-Controlled/Affiliate Investments 0.7%
Equity 0.7%
Equity Interest 0.7%
Beverage, Food & Tobacco 0.7%
ADT Pizza, LLC (10) (14) (19) (25)	—	—	—	6,720,000	6,720,000	6,720,000
Total Beverage, Food & Tobacco					6,720,000	6,720,000
Total Equity Interest					$6,720,000	$6,720,000
Total Equity					$6,720,000	$6,720,000
Total Non-Controlled/Affiliate Investments					$6,720,000	$6,720,000
Controlled Affiliate Investments 29.8%
Corporate Debt 0.4%
First Lien Senior Secured Loan 0.4%
Aerospace & Defense 0.4%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	—	10.00%	6/2/2022	$4,162,757	4,162,757	4,162,757
Total Aerospace & Defense					4,162,757	4,162,757
Total First Lien Senior Secured Loan					$4,162,757	$4,162,757
Total Corporate Debt					$4,162,757	$4,162,757

Equity 29.4%
Equity Interest 1.5%
Aerospace & Defense 1.5%
BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	—	—	—	731,387	731,387	1,243,216
BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	—	—	—	11,862,614	11,862,614	13,479,475
Total Aerospace & Defense					12,594,001	14,722,691
Total Equity Interest					$12,594,001	$14,722,691
Investment Vehicles 27.9%
Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	—	—	—	279,890,772	279,890,772	279,362,792
Total Investment Vehicles					$279,890,772	$279,362,792
Total Equity					$292,484,773	$294,085,483
Unfunded Commitment 0.0%
Aerospace & Defense 0.0%
BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	—	—	6/2/2022	—	—	—
Total Aerospace & Defense					—	—
Total Unfunded Commitment					$—	$—
Total Controlled Affiliate Investments					$296,647,530	$298,248,240
Total Investments					$1,753,116,975	$1,727,805,671
Cash Equivalents 0.1%
Goldman Sachs Financial Square Government Fund Institutional Share Class	—	2.52%	—	876,881	876,881	876,881
Total Cash Equivalents					$876,881	$876,881
Total Investments and Cash Equivalents					$1,753,993,856	$1,728,682,552
Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720,000	POUND STERLING 6,400,000	Bank of New York Mellon	9/21/2020	$355,091
U.S. DOLLARS 27,913,899	EURO 22,117,810	Bank of New York Mellon	1/18/2019	2,184,652
U.S. DOLLARS 11,541,188	POUND STERLING 8,262,000	Bank of New York Mellon	1/18/2019	445,074
U.S. DOLLARS 12,042,274	EURO 10,080,000	Bank of New York Mellon	6/21/2019	344,462
U.S. DOLLARS 10,064,978	DANISH KRONE 59,805,094	Citibank	1/18/2019	567,944
U.S. DOLLARS 9,957,148	NORWEGIAN KRONE 77,560,211	Citibank	1/18/2019	334,485
U.S. DOLLARS 3,169,087	AUSTRALIAN DOLLARS 4,127,383	Citibank	4/11/2019	81,710
U.S. DOLLARS 13,192,107	POUND STERLING 9,260,478	Citibank	4/11/2019	698,583
U.S. DOLLARS 412,089	POUND STERLING 310,000	Citibank	9/21/2020	(6,913)
U.S. DOLLARS 3,577,812	POUND STERLING 2,630,000	Goldman Sachs	4/11/2019	213,533
U.S. DOLLARS 3,090,562	AUD 4,130,000	Goldman Sachs	6/14/2019	176,427
U.S. DOLLARS 8,937,749	DANISH KRONE 55,570,000	Goldman Sachs	6/14/2019	291,425
U.S. DOLLARS 11,718,855	EURO 9,790,000	Goldman Sachs	6/14/2019	364,746
U.S. DOLLARS 60,093,636	POUND STERLING 44,750,000	Goldman Sachs	6/14/2019	2,679,311
U.S. DOLLARS 8,993,793	NORWEGIAN KRONE 72,170,000	Goldman Sachs	6/14/2019	591,228
				$9,321,758

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”),British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime and the current weighted average interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,001,629,147 as of December 31, 2018.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 24.4% of the Company’s total assets.

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

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $308,690,830 or 30.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

On November 19, 2018, the Company closed its initial public offering (the “IPO”), which was a Qualified IPO, issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, LLC, BCSF II-C, LLC and BCC Middle Market CLO 2018-1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value. The Company does not consolidate its interest in Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). See further description of the Company’s investment in ABCS in Note 3.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2019 and December 31, 2018, no securities had been placed on non-accrual status.

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Subsequent to the IPO, stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC and BCC Middle Market CLO 2018-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2019, the tax years that remain subject to examination is from the inception on October 5, 2015 forward.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted. The Company adopted these changes and there is no material impact on its consolidated financial statements and disclosures.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2019 (with corresponding percentage of total portfolio investments):

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,139,392,410	62.0%	$1,131,779,067	61.9%
First Lien Last Out Loans	27,689,204	1.5	28,365,825	1.6
Second Lien Senior Secured Loans	235,262,047	12.8	232,642,921	12.7
Subordinated Debt	39,728,124	2.2	39,625,000	2.2
Corporate Bonds	31,692,089	1.7	27,829,145	1.5
Investment Vehicles (1)	331,357,415	18.1	335,350,725	18.3
Equity Interests	24,077,807	1.3	26,530,174	1.4
Preferred Equity	7,290,345	0.4	7,696,500	0.4
Warrants	—	0.0	120,593	0.0
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%

(1)                                     Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,074,413,132	61.3%	$1,058,838,409	61.3%
First Lien Last Out Loans	27,325,127	1.5	27,487,248	1.6
Second Lien Senior Secured Loans	263,758,359	15.0	258,141,014	14.9
Subordinated Debt	39,710,860	2.3	39,625,000	2.3
Corporate Bonds	41,388,040	2.4	35,023,170	2.0
Investment Vehicles (1)	279,890,772	16.0	279,362,792	16.2
Equity Interests	24,077,806	1.4	26,521,285	1.5
Preferred Equity	2,552,879	0.1	2,806,753	0.2
Warrants	—	0.0	—	0.0
Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

(1)                                      Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2019 (with corresponding percentage of total portfolio investments):

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$1,680,122,871	91.5%	$1,674,516,631	91.5%
United Kingdom	67,463,004	3.7	67,587,692	3.7
Ireland	22,793,059	1.2	22,935,656	1.3
Sweden	18,317,489	1.0	17,145,348	0.9
Norway	14,818,649	0.8	15,100,000	0.8
France	13,072,796	0.7	12,917,333	0.7
Netherlands	11,353,136	0.6	10,963,894	0.6
Luxembourg	8,548,437	0.5	8,773,396	0.5
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%

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

(1)                                     Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2019 (with corresponding percentage of total portfolio investments):

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$331,357,415	18.1%	$335,350,725	18.3%
High Tech Industries	198,734,267	10.8	197,907,574	10.8
Aerospace & Defense	141,609,565	7.7	142,660,486	7.8
Services: Business	141,777,205	7.7	140,458,131	7.7
Consumer Goods: Non-Durable	125,161,013	6.8	123,749,906	6.8
Healthcare & Pharmaceuticals	124,966,426	6.8	122,527,772	6.7
Wholesale	64,321,794	3.5	63,679,442	3.5
Transportation: Cargo	62,392,559	3.4	62,326,942	3.4
Hotel, Gaming & Leisure	58,678,030	3.2	58,747,831	3.2
Services: Consumer	55,889,434	3.0	55,774,776	3.0
Capital Equipment	49,692,270	2.7	49,061,111	2.7
Beverage, Food & Tobacco	47,313,906	2.6	44,394,038	2.4
Construction & Building	42,556,310	2.3	43,111,378	2.4
Retail	43,304,073	2.4	42,606,923	2.3
Energy: Oil & Gas	33,659,112	1.8	33,382,926	1.8
Media: Diversified & Production	32,485,971	1.8	33,261,246	1.8
Automotive	30,136,277	1.6	30,207,072	1.7
Forest Products & Paper	25,529,649	1.4	25,313,288	1.4
Containers, Packaging & Glass	23,973,088	1.3	24,049,847	1.3
Chemicals, Plastics & Rubber	22,801,393	1.2	23,277,456	1.3
Energy: Electricity	22,318,857	1.2	22,034,720	1.2
FIRE: Insurance (2)	21,051,370	1.2	20,558,912	1.1
Media: Advertising, Printing & Publishing	19,623,940	1.1	20,152,266	1.1
Banking	18,156,200	1.0	18,195,577	1.0
Consumer Goods: Durable	17,104,158	0.9	17,273,200	0.9
Environmental Industries	16,589,772	0.9	16,938,845	0.9
Telecommunications	15,215,153	0.8	15,095,794	0.8
Media: Broadcasting & Subscription	14,683,488	0.8	14,553,351	0.8
Utilities: Electric	12,510,549	0.7	10,479,145	0.6
FIRE: Real Estate (2)	10,732,696	0.6	10,432,740	0.6
Transportation: Consumer	8,548,437	0.5	8,773,396	0.5
FIRE: Finance (2)	3,615,064	0.2	3,603,134	0.2
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%

(1)             Represents equity investment in ABCS.

(2)             Finance, Insurance, and Real Estate (“FIRE”).

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

(2)             Finance, Insurance, and Real Estate (“FIRE”).

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

As of March 31, 2019, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of March 31, 2019
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$332,667,673	$92,332,327
Antares Midco Inc.	525,000,000	410,936,125	114,063,875
Total Investments	$950,000,000	$743,603,798	$206,396,202

As of December 31, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$281,201,031	$143,798,969
Antares Midco Inc.	525,000,000	347,360,091	177,639,909
Total Investments	$950,000,000	$628,561,122	$321,438,878

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of March 31, 2019 and December 31, 2018, the ABCS Facility had $1,243.4 million and $1,031.2 million of outstanding debt under the credit facility, respectively. As of March 31, 2019 and December 31, 2018, the effective rate on the ABCS Facility was 5.51% and 5.13% per annum, respectively.

As of March 31, 2019 and December 31, 2018, ABCS held total investments with a fair value of $1,982.7 million and $1,632.5 million, respectively. As of March 31, 2019 and December 31, 2018, ABCS’s portfolio was comprised of senior secured unitranche loans of 25 and 22 different borrowers, respectively. As of March 31, 2019 and December 31, 2018, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Total first lien senior secured loans (1)	$1,993,297,899	$1,648,306,973
Weighted average yield on first lien unitranche loans (2)	8.4%	8.5%
Largest loan to a single borrower (1)	$126,163,507	$122,910,538
Total of five largest loans to borrowers (1)	$599,160,108	$566,072,685
Number of borrowers in the ABCS	25	22
Commitments to fund delayed draw loans (3)	$74,748,969	$57,622,635

(1)                                     At principal amount.

(2)                                     Based on par amount.

(3)                                     As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

Selected Balance Sheet Information

	As of
	March 31, 2019	December 31, 2018
Loans, net of allowance of $21,277,037 and $17,616,259, respectively (1)	$1,953,503,699	$1,616,794,497
Cash, restricted cash and other assets	44,478,060	52,240,642
Total assets	$1,997,981,759	$1,669,035,139
Debt (2)	$1,240,077,930	$1,027,614,661
Other liabilities	35,099,874	30,762,175
Total liabilities	$1,275,177,804	$1,058,376,836
Members’ equity	722,803,955	610,658,303
Total liabilities and members’ equity	$1,997,981,759	$1,669,035,139

(1)                                     ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB ASC 310, Receivables, and FASB ASC 450 Contingencies. The allowance for loan loss as of March 31, 2019 is a general allowance, there was no specific allowance for loan losses during the period. The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company’s valuation of ABCS as a whole.

(2)                                     Net of $3.3 million and $3.6 million deferred financing costs for the ABCS Facility, as of March 31, 2019 and December 31, 2018, respectively.

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Interest Income	$38,911,534	$19,918,482
Fee income	187,768	79,886
Total revenues	39,099,302	19,998,368
Credit facility expenses (1)	16,259,569	8,907,531
Other fees and expenses	5,066,256	1,348,003
Total expenses	21,325,825	10,255,534
Net investment income	17,773,477	9,742,834
Net increase in members’ capital from operations	$17,773,477	$9,742,834

(1)                                     As of March 31, 2019 and December 31, 2018, the ABCS Facility had $1,243.4 million and $1,031.2 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate that sources the deal. For the three months ended March 31, 2019 and 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of March 31, 2019

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
FFI Holdings I Corp (3)	—	—	1/24/2025	$—	—	(129,174)
Total Capital Equipment					—	(129,174)
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (10)	L+ 6.50%	9.01%	2/1/2021	$11,878,108	11,878,108	11,878,108
Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 5.75%	8.08%	9/9/2023	$29,933,358	28,700,780	29,933,357
WU Holdco, Inc. (3)	—	—	3/26/2026	$—	—	(133,145)
Total Consumer goods: non-durable					28,700,780	29,800,212
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.50%	12/19/2024	$4,909,991	3,127,510	4,492,642
Total FIRE: Insurance					3,127,510	4,492,642
High Tech Industries
Element Buyer, Inc.	L+ 5.25%	7.75%	7/18/2025	$7,600,080	7,600,080	7,853,416
Total High Tech Industries					7,600,080	7,853,416
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.25%	12/20/2022	$2,475,264	2,475,264	2,450,283
Total Media: Advertising, Printing & Publishing					2,475,264	2,450,283
Services: Consumer
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$2,598,485	2,598,485	2,598,485
Total Services: Consumer					2,598,485	2,598,485
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.88%	12/1/2021	$1,890,742	1,890,742	1,890,742
Total Transportation: Consumer					1,890,742	1,890,742
Total Delayed Draw Term Loan					58,270,969	60,834,714

First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.25%	4/22/2024	$115,055,468	113,844,289	115,630,745
Total Aerospace & Defense					113,844,289	115,630,745
Capital Equipment
FFI Holdings I Corp	L+ 5.75%	8.51%	1/24/2025	$113,750,618	111,904,731	112,613,110
Tidel Engineering, L.P.	L+ 6.25%	8.85%	3/1/2024	$85,616,623	85,591,598	85,616,623
Total Capital Equipment					197,496,329	198,229,733
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.74%	8/1/2022	$48,397,584	48,351,415	47,550,626
PRCC Holdings, Inc. (9)	L+ 6.50%	9.01%	2/1/2021	$73,813,402	73,813,402	73,813,402
Total Chemicals, Plastics & Rubber					122,164,817	121,364,028
Construction & Building
Profile Products LLC	L+ 5.75%	8.38%	12/20/2024	$78,832,202	77,663,894	77,255,558
Total Construction & Building					77,663,894	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.49%	7/9/2024	$84,924,108	84,464,670	84,924,108
Stanton Carpet Corp. (7)	L+ 5.50%	8.06%	11/21/2022	$57,748,494	57,701,945	57,748,494
Total Consumer goods: durable					142,166,615	142,672,602
Consumer Goods: Non-Durable

Solaray, LLC	L+ 5.75%	8.38%	9/11/2023	$96,230,150	96,230,149	96,230,150
WU Holdco, Inc.	L+ 5.50%	8.11%	3/26/2026	$89,423,290	87,909,571	87,532,626
Total Consumer goods: non-durable					184,139,720	183,762,776
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.35%	7/2/2024	$89,799,695	88,809,318	88,809,318
Total Energy: Oil & Gas					88,809,318	88,809,318
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.48%	12/19/2024	$65,124,823	65,124,823	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	22,616,125	22,160,401
Total FIRE: Insurance					87,740,948	85,982,728
Healthcare & Pharmaceuticals
CPS Group Holdings, Inc.	L+ 5.50%	7.99%	3/3/2025	$125,591,322	123,734,095	124,335,409
Total Healthcare & Pharmaceuticals					123,734,095	124,335,409
High Tech Industries
Symplr Software, Inc.	L+ 5.50%	8.00%	11/28/2025	$68,011,212	67,363,573	66,991,044
Element Buyer, Inc.	L+ 5.25%	7.75%	7/18/2025	$85,073,395	83,584,805	85,924,129
Total High Tech Industries					150,948,378	152,915,173
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.25%	12/20/2022	$80,807,041	80,672,838	80,605,023
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.52%	6/6/2019	$11,259,640	11,259,640	11,259,640
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.38%	6/6/2019	$3,760,115	3,760,115	3,760,115
Total Media: Advertising, Printing & Publishing					95,692,593	95,624,778
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.35%	6/15/2022	$22,569,647	22,569,647	22,738,920
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.35%	6/15/2022	$33,741,229	33,208,745	33,994,288
Total Media: Diversified & Production					55,778,392	56,733,208
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.25%	7/6/2022	$67,808,467	67,808,467	67,808,467
Total Retail					67,808,467	67,808,467
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,768,575	118,292,579
Total Services: Business					117,768,575	118,292,579
Services: Consumer
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$8,050,994	8,050,994	8,050,994
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$42,038,104	41,640,076	42,353,390
Total Services: Consumer					49,691,070	50,404,384
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.11%	12/1/2021	$111,870,016	111,534,998	111,870,017
Total Transportation: Consumer					111,534,998	111,870,017
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.36%	7/18/2024	$81,292,356	80,215,937	80,885,894
Aramsco, Inc.	L+ 5.25%	7.75%	8/28/2024	$50,216,699	49,311,331	49,311,331
Total Wholesale					129,527,268	130,197,225
Total First Lien Senior Secured					1,916,509,766	1,921,888,728

Total Corporate Debt					$1,974,780,735	$1,982,723,442
Total Investments					$1,974,780,735	$1,982,723,442

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(4) $204,252 of the total par amount for this security is at P + 4.75%.

(5) $158,063 of the total par amount for this security is at P + 4.75%.

(6) $52,785 of the total par amount for this security is at P + 5.75%.

(7) $1,770,487 of the total par amount for this security is at P + 4.50%.

(8) $38,975 of the total par amount for this security is at P + 4.75%.

(9) $393,462 of the total par amount for this security is at P + 5.50%.

(10) $62,615 of the total par amount for this security is at P + 5.50%.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2018

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878,108	$11,878,108	$11,878,108
Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680,389	26,387,900	26,546,987
Solaray, LLC (3)	—	—	9/9/2023	$—	—	(33,132)
Total Consumer Goods: Non-Durable					26,387,900	26,513,855
FIRE: Insurance
Margaux Acquisition Inc. (3)	—	—	12/19/2024	$—	—	(417,349)
Total FIRE: Insurance					—	(417,349)
High Tech Industries
Element Buyer, Inc. (3)	—	—	7/19/2025	$—	—	(133,001)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600,080	7,473,201	7,543,079
Total High Tech Industries					7,473,201	7,410,078
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478,122	2,471,720	2,459,537
Ansira Holdings, Inc. (3)	—	—	12/20/2022	$—	—	(56,379)
Total Media: Advertising, Printing & Publishing					2,471,720	2,403,158
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605,055	2,583,309	2,605,055
Total Services: Consumer					2,583,309	2,605,055
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672,019	1,669,299	1,672,019
Direct Travel, Inc.	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					1,669,299	1,672,019
Total Delayed Draw Term Loan					$52,463,537	$52,064,924
First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,860,616	116,559,417	117,565,964
Total Aerospace & Defense					116,559,417	117,565,964
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,441,743	86,415,211	86,441,743
Total Capital Equipment					86,415,211	86,441,743
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,397,584	48,348,003	47,913,608
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813,402	73,813,402	73,813,402
Total Chemicals, Plastics & Rubber					122,161,405	121,727,010
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832,202	77,613,584	77,255,558
Total Construction & Building					77,613,584	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,090,608	68,773,182	68,399,702
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231,137	60,179,302	59,628,826
Total Consumer Goods: Durable					128,952,484	128,028,528
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230,150	95,175,207	95,748,999
Total Consumer Goods: Non-Durable					95,175,207	95,748,999
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025,323	88,985,892	86,874,436
Total Energy: Oil & Gas					88,985,892	86,874,436
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,124,823	63,765,565	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	21,651,078	21,665,453
Total FIRE: Insurance					85,416,643	85,487,780
High Tech Industries

Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,181,667	67,508,387	67,158,942
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287,148	83,863,326	84,647,494
Total High Tech Industries					151,371,713	151,806,436
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011,099	80,874,067	80,403,516
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,417,703	11,417,703	11,417,703
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,812,900	3,812,900	3,812,900
Total Media: Advertising, Printing & Publishing					96,104,670	95,634,119
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,799,950	22,721,506	22,571,950
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741,229	33,241,212	33,403,817
Total Media: Diversified & Production					55,962,718	55,975,767
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156,203	68,156,203	68,156,203
Total Retail					68,156,203	68,156,203
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,725,743	117,403,161
Total Services: Business					117,725,743	117,403,161
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071,352	8,003,974	8,071,352
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144,017	41,792,208	42,460,097
Total Services: Consumer					49,796,182	50,531,449
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153,232	111,788,965	112,153,232
Total Transportation: Consumer					111,788,965	112,153,232
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,496,608	80,367,292	80,681,642
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,342,871	49,393,889	48,958,442
Total Wholesale					129,761,181	129,640,084
Total First Lien Senior Secured					$1,581,947,218	$1,580,430,469
Total Corporate Debt					$1,634,410,755	$1,632,495,393
Total Investments					$1,634,410,755	$1,632,495,393

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$600,134,732	$531,644,335	$1,131,779,067
First Lien Last Out Loans	—	—	28,365,825	28,365,825
Second Lien Senior Secured Loans	—	113,086,772	119,556,149	232,642,921
Subordinated Debt	—	—	39,625,000	39,625,000
Corporate Bonds	—	27,829,145	—	27,829,145
Investment Vehicles (1)	—	—	335,350,725	335,350,725
Equity Interest	—	—	26,530,174	26,530,174
Preferred Equity	—	—	7,696,500	7,696,500
Warrants	—	—	120,593	120,593
Total Investments	$—	$741,050,649	$1,088,889,301	$1,829,939,950
Cash equivalents	$83,669,330	$—	$—	$83,669,330
Forward currency exchange contracts (liability)	$—	$6,038,508	$—	$6,038,508

(1)           Represents equity investment in ABCS.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$619,351,395	$439,487,014	$1,058,838,409
First Lien Last Out Loans	—	—	27,487,248	27,487,248
Second Lien Senior Secured Loans	—	112,585,925	145,555,089	258,141,014
Subordinated Debt	—	—	39,625,000	39,625,000
Corporate Bonds	—	35,023,170	—	35,023,170
Investment Vehicles (1)	—	—	279,362,792	279,362,792
Equity Interest	—	—	26,521,285	26,521,285
Preferred Equity	—	—	2,806,753	2,806,753
Warrants	—	—	—	—
Total Investments	$—	$766,960,490	$960,845,181	$1,727,805,671
Cash equivalents	$876,881	$—	$—	$876,881
Forward currency exchange contracts (liability)	$—	$9,321,758	$—	$9,321,758

(1)           Represents equity investment in ABCS.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487,014	$27,487,248	$145,555,089	$39,625,000	$279,362,792	$26,521,285	$2,806,753	$—	$960,845,181
Purchases of investments and other adjustments to cost	112,742,903	307,126	20,095,881	—	51,466,642	—	4,722,133		189,334,685
Paid-in-kind interest	—	85,446	—	—	—	—	15,333	—	100,779
Net accretion of discounts (amortization of premiums)	370,793	27,278	86,586	17,264	—	—	—	—	501,921
Proceeds from principal repayments and sales of investments	(63,507,282)	(55,773)	(32,658,614)	—	—	—	—	—	(96,221,669)
Net change in unrealized appreciation (depreciation) on investments	(473,974)	514,500	1,046,462	(17,264)	4,521,291	8,889	152,281	120,593	5,872,778
Net realized gains (losses) on investments	(137,118)	—	270,197	—	—	—	—	—	133,079
Transfers out of Level 3	(71,418,450)	—	(17,383,784)	—	—	—	—	—	(88,802,234)
Transfers to Level 3	114,580,449	—	2,544,332	—	—	—	—	—	117,124,781
Balance as of March 31, 2019	$531,644,335	$28,365,825	$119,556,149	$39,625,000	$335,350,725	$26,530,174	$7,696,500	$120,593	$1,088,889,301
Change in unrealized appreciation (depreciation) attributable to investments still held at March 31, 2019	$(839,473)	$514,500	$1,046,462	$(17,264)	$4,521,291	$8,889	$152,281	$120,593	$5,507,279

(1)                     Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

	As of March 31, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$15,166,960	Collateral analysis	Recovery Rate	100%
First Lien Senior Secured Loans	4,144,528	Comparable company multiple	Book value multiple	1.0x-1.0x (1.0x)
First Lien Senior Secured Loans	223,858,657	Discounted cash flows	Comparative yields	4.6%-9.3% (7.5%)
First Lien Senior Secured Loans	8,039,470	Comparable company multiple	EBITDA Multiple	5.6x-5.6x (5.6x)
First Lien Last Out	28,048,740	Discounted cash flows	Comparative yields	7.7%-14.0% (11.5%)
Second Lien Senior Secured Loans	86,340,203	Discounted cash flows	Comparative yields	6.1%-14.5% (10.3%)
Subordinated Debt	39,625,000	Discounted cash flows	Comparative yields	10.0%-15.8% (12.1%)
Equity Interest	14,596,295	Comparable company multiple	Book value multiple	1.0x-1.0x (1.0x)
Equity Interest	11,770,079	Comparable company multiple	EBITDA Multiple	7.0x-13.8x (9.3x)
Preferred Equity	2,973,967	Comparable company multiple	EBITDA Multiple	7.5x-10.5x (9.9x)
Warrants	120,593	Comparable company multiple	EBITDA Multiple	7.5x-7.5x (7.5x)
Investment Vehicles (3)	335,350,725	Other	N/A	N/A
Total investments	$770,035,217

(1)   Included within the Level 3 assets of $1,088,889,301 is an amount of $318,854,084 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)   Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

(3)   Represents equity investment in ABCS. The Company determines the fair value of its investment in ABCS giving consideration to the assets and liabilities of ABCS, at fair value, including consideration of any necessary adjustments.  The fair value of the loans held by ABCS have been determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 6.8% to 9.7% and a weighted average of 8.4%. The carrying value of the ABCS Facility approximates fair value.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2019. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2018 were as follows:

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of  March 31, 2019, approximate the carrying value of such facilities. The fair value of the Citibank Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of  March 31, 2019, approximates the carrying value of such facility.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company has entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and BCSF Advisors, LP (“the Advisor”). On February 1, 2019, Shareholders approved the Amended Advisory Agreement which replaced the existing Investment Advisory Agreement.

Base Management Fee

The Company pays the Advisor a base management fee (the “Base Management Fee”), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated. Effective February 1, 2019, the base management fee has been revised to a tiered management fee structure so that the base management fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio down to 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%.

The Advisor, however, contractually waived its right to receive the Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to the IPO. Additionally, for the period from the date of the IPO through December 31, 2018, the Advisor voluntarily waived its right to receive the Base Management Fee in excess of 0.75%. The Advisor was not permitted to recoup any waived amounts. In certain previous filings, management fees were presented on a net basis.

For the three months ended March 31, 2019 and 2018 Management fees were $6.8 million and $3.2 million, respectively. For the three months ended March 31, 2019, $0.0 million was contractually waived and $2.3 million was voluntarily waived. For the three months ended March 31, 2018, $1.6 million was contractually waived and $0.0 million was voluntarily waived.

As of March 31, 2019 and December 31, 2018, management fees payable were $4.5 million and $3.0 million, respectively.

Incentive Fee

For the periods ended March 31, 2019 and 2018, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

The first part, the Incentive Fee based on income (the “Income Fee”), is calculated and payable quarterly in arrears as detailed below.

The second part, the capital gains incentive fee, is determined and payable in arrears as detailed below.

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

Prior to the calendar quarter that commences on January 1, 2019 the incentive on income was calculated as follows:

(i)                                     15.0% of the pre-incentive fee net investment income for the current quarter prior to the IPO; or

(ii)                                  17.5% of the pre-incentive fee net income for the current quarter after the IPO;: and

(i)                                     15.0% of all remaining pre-incentive fee net investment income above the “catch-up” prior to the IPO, or

(ii)                                  17.5% of all remaining pre-incentive fee net investment income above the “catch-up” after the IPO.

Beginning with the calendar quarter that commences on January 1, 2019, the incentive fee based on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2019 (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence on or after January 1, 2019) (in either case, the “Trailing Twelve Quarters”). This calculation is referred to as the “Three-Year Lookback.”

With respect to any calendar quarter that commences on or after January 1, 2019, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of shares of our Common Stock, including issuances pursuant to the Company’s dividend reinvestment plan) and distributions during the applicable calendar quarter.

Commencing on January 1, 2019, the quarterly incentive fee based on income is calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” The incentive fee based on income that is paid to the Advisor in respect of a particular calendar quarter will equal the Excess Income Amount less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

The incentive fee based on income for each calendar quarter is determined as follows:

(i)                                     No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;

(ii)                                  100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and

(iii)                               17.5% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

Incentive Fee Cap

With respect to any calendar quarter that commences on or after January 1, 2019, the incentive fee based on income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

“Cumulative Net Return” during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no incentive fee based on income to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, we will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, we will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

For the three months ended March 31, 2019 and 2018, the Company incurred $4.1 million and $1.6 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $2.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended March 31, 2019 and 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $2.1 million of income incentive fees (after waivers) for the three months ended March 31, 2019. As a result of the income incentive fee waivers, the Company incurred $1.6 million of income incentive fees (after waivers) for the three months ended March 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, there was $2.1 million and $3.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

On October 11, 2018, the Board approved, subject to completion of the IPO, the Investment Advisory Agreement. Beginning with the calendar quarter that commenced January 1, 2019, this Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period. The Amended Advisory Agreement approved by Stockholders on February 1, 2019 contains the same provisions.

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to the IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after the IPO. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% before the IPO or 17.5% after the IPO, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2019 and December 31, 2018.

US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Amended Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

For the three months ended March 31, 2019 and 2018, the Company incurred $0.0 million and $0.4 million of incentive fees related to the GAAP Incentive Fee, respectively, which is included in incentive fees on the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the Advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration

Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, LP (“Bain Capital Credit”), pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the Amended Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

Co-investments

We will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order we received from the SEC initially on August 23, 2016, as amended on March 23, 2018 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of our or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018, of which $7.8 million had been called by the Company as of December 31, 2018. As of March 31, 2019 and December 31, 2018, the Advisor held 389,531.37 and 389,476.18 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 of which $388.7 million had been called by the Company as of December 31, 2018. These investors held 19,318,870.62 and 19,306,284.66 shares of the Company at March 31, 2019 and December 31, 2018, respectively.

All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Controlled Affiliate Investments

Transactions during the three months ended March 31, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2018	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720,000	$6,720,000	$—	$—	$—	$—	$6,720,000	$—	$—
Total Non-Controlled/affiliate investment	$6,720,000	$6,720,000	$—	$—	$—	$—	$6,720,000	$—	$—
Controlled affiliate investment
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	$331,357,415	$279,362,792	$51,466,644	$—	$4,521,289	$—	$335,350,725	$9,011,763	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	731,387	1,243,216	—	—	(94,435)	—	1,148,781	31,282	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,144,528	4,162,757	—	(18,229)	—	—	4,144,528	107,293	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,862,615	13,479,475	—	—	(31,961)	—	13,447,514	314,599	—
Total Controlled affiliate investment	$348,095,945	$298,248,240	$51,466,644	$(18,229)	$4,394,893	$—	$354,091,548	$9,464,937	$—
Total	$354,815,945	$304,968,240	$51,466,644	$(18,229)	$4,394,893	$—	$360,811,548	$9,464,937	$—

(1)                                         Non-income producing.

Transactions during the year ended December 31, 2018 in which the issuer was either an Affiliated Person or an Affiliated Person a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2017	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2018	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720,000	$—	$6,720,000	$—	$—	$—	$6,720,000	$—	$—
Total Non-Controlled/affiliate investment	$6,720,000	$—	$6,720,000	$—	$—	$—	$6,720,000	$—	$—
Controlled affiliate investment
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	$279,890,772	$178,409,807	$103,148,743	$(1,310,259)	$(885,499)	$—	$279,362,792	$24,491,466	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	731,387	424,261	407,173	—	411,782	—	1,243,216	30,083	13
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,162,757	1,837,216	2,325,541	—	—	—	4,162,757	312,132	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,862,614	7,838,831	4,459,109	—	1,181,535	—	13,479,475	865,914	16
Total Controlled affiliate investment	$296,647,530	$188,510,115	$110,340,566	$(1,310,259)	$707,818	$—	$298,248,240	$25,699,595	$29
Total	$303,367,530	$188,510,115	$117,060,566	$(1,310,259)	$707,818	$—	$304,968,240	$25,699,595	$29

(1)                                         Non-income producing.

Note 6. Borrowings

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 211% and 257%, respectively.

The Company’s outstanding borrowings as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000,000	$358,264,902	$358,264,902	$500,000,000	$271,264,902	$271,264,902
2018-1 Notes	365,700,000	365,700,000	363,702,275	365,700,000	365,700,000	363,659,680
Citibank Revolving Credit Facility	350,000,000	192,929,188	192,929,188	—	—	—
Total Debt	$1,215,700,000	$916,894,090	$914,896,365	$865,700,000	$636,964,902	$634,924,582

(1)                                     Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2019 and year ended December 31, 2018 were 4.86% and 4.31%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$358,264,902	$—	$—	$358,264,902	$—
2018-1 Notes	365,700,000	—	—	—	365,700,000
Citibank Revolving Credit Facility	192,929,188	—	192,929,188	—	—
Total Debt Obligations	$916,894,090	$—	$192,929,188	$358,264,902	$365,700,000

SMBC Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (the “SMBC Revolving Credit Agreement”). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which we terminate the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$—	$1,056,935
Unused facility fee	—	3,533
Amortization of deferred financing costs and upfront commitment fees	—	90,228
Total interest and debt financing expenses	$—	$1,150,696

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2019 and December 31, 2018, we were in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of March 31, 2019 and December 31, 2018 there were $358.3 million and $271.3 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$4,988,189	$2,696,109
Unused facility fee	87,276	178,725
Amortization of deferred financing costs and upfront commitment fees	263,367	263,367
Total interest and debt financing expenses	$5,338,832	$3,138,201

2018-1 Notes

On September 28, 2018 (the “2018-1 Closing Date”), the Company, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2019
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	4.31%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months)	4.26%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.91%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.76%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.76%
Total 2018-1 Notes	365,700,000
Membership Interests	85,450,000	Non-interest bearing	Not applicable
Total	$451,150,000

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

As of March 31, 2019, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $431.5 million and cash of $14.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$4,238,121	$—
Amortization of deferred financing costs and upfront commitment fees	42,595	—
Total interest and debt financing expenses	$4,280,716	$—

Citibank Revolving Credit Facility

On February 19, 2019, the Company entered into a credit and security agreement (the “Credit Agreement” or the “Citibank Revolving Credit Facility”) with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

The facility amount under the Credit Agreement is $350,000,000. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2019, we were in compliance with these covenants.

Assets that are pledged as collateral for the Citibank Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Citibank Revolving Credit Facility.

Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

As of March 31, 2019, there were $192.9 million borrowings under the Citibank Revolving Credit Facility.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$906,191	$—
Unused facility fee	14,415	—
Amortization of deferred financing costs and upfront commitment fees	5,533	—
Total interest and debt financing expenses	$926,139	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2019 and December 31, 2018 is included on the consolidated schedule of investments by contract. The Company posted collateral of $0.4 million and $0.0 million with the counterparties on foreign currency exchange contracts at March 31, 2019 and December 31, 2018, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $128.0 million. For the three months ended March 31, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $82.6 million.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2019.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,192,298	$—	$1,192,298	$—	$1,192,298
Citibank	Unrealized appreciation on forward currency contracts	$780,742	$—	$780,742	$—	$780,742
Goldman Sachs	Unrealized appreciation on forward currency contracts	$4,065,468	$—	$4,065,468	$—	$4,065,468

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on forward currency exchange contracts	$3,633,076	$(3,317,385)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(3,283,250)	941,491
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$349,826	$(2,375,894)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $0.5 million and $2.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.3 million and ($2.4) million, respectively, included in the above table. The net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.8 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,107,677
Total distributions declared			$0.41	$21,107,677

The distributions declared during the three months ended March 31, 2019 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
Total distributions declared			$0.34	$10,609,643

The distributions declared during the three months ended March 31, 2018 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2019 and December 31, 2018, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,531.37 shares of the Company and contributed $7.8 million to the Company and received 389,476.18 shares of the Company, respectively. At March 31, 2019 and December 31, 2018, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

On November 19, 2018, the Company closed its initial public offering (the “IPO”) issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018. The offering generated proceeds, before expenses, of $147.3 million. All outstanding commitments were cancelled due the completion of the initial public offering.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	6,163,522.52	$125,427,706
Issuance of common stock, net	—	—	—	—
Dividend reinvestment	—	—	65,496.52	1,329,579
Total capital drawdowns and dividend reinvestment	—	$—	6,229,019.04	$126,757,285

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, our Chief Executive Officer and a Managing Director of Bain Capital Credit, Jonathan S. Lavine, Co-Managing Partner of Bain Capital and Founder and Chief Investment Officer of Bain Capital Credit, John Connaughton, Co-Managing Partner of Bain Capital, LP, Jeffrey B. Hawkins, Chairman of our Board of Directors and a Managing Director of Bain Capital Credit, and Michael J. Boyle, our Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the three months ended March 31, 2019, 827,933 shares were purchased at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of February 21, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2019, the Company had $122.5 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC. — Revolver	7/18/2024	$2,833,400
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,386,381
Amspec Services, Inc. — Revolver	7/2/2024	3,476,812
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/2/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,273,905
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,037,595
Captain D’s LLC — Revolver	12/15/2023	1,086,324
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	834,640
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
CPS Group Holdings, Inc. — Revolver	3/3/2025	2,466,720
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,267,612
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp — Revolver	3/15/2022	1,098,883
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	80,166
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
FFI Holdings I Corp — Delayed Draw Term Loan	1/24/2025	591,474
FFI Holdings I Corp — Revolver	1/24/2025	3,284,173
Fineline Technologies, Inc. — Revolver	11/4/2022	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	1,050,000
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux Acquisition Inc. — Revolver	12/19/2024	2,564,716
Margaux UK Finance Limited — Revolver	12/19/2024	650,350
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	2,363,945
RoC Opco LLC — Revolver	2/25/2025	10,241,400
Solaray, LLC — Revolver	9/9/2022	4,675,110
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Sovos Compliance, LLC — Delayed Draw Term Loan	8/2/2019	870,968
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
Symplr Software, Inc. — Revolver	11/30/2023	2,234,123
TEI Holdings Inc. — Revolver	12/20/2022	1,841,710
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
WCI-HSG Purchaser, Inc. — Revolver	2/21/2025	2,015,228
WU Holdco, Inc. — Revolver	3/26/2025	3,944,222
Zywave, Inc. — Revolver	11/17/2022	511,647
Total First Lien Senior Secured Loans		$119,891,219
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$122,452,689

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2019.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of March 31, 2019.

As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315,428
Amspec Services, Inc. — Revolver	7/2/2024	4,735,302
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC— Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,161,012
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Caliper Corporation — Revolver	11/30/2023	2,358,241
Captain D’s LLC — Revolver	12/15/2023	1,073,909
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	1,113,333
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,239,500
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,043,939
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,662,801
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595,376
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	945,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	213,394
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux UK Finance — Revolver	12/19/2024	635,927
Margaux Acquisition Inc.— Revolver	12/19/2024	2,256,950
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	3,833,424
Solaray, LLC — Revolver	9/9/2022	7,083,500
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,541,750
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Zywave, Inc. — Revolver	11/17/2022	511,647
Total First Lien Senior Secured Loans		$107,661,116
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$110,222,586

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	For The Three months Ended March 31,
	2019	2018
Per share data:
Net asset value at beginning of period	$19.46	$20.30
Net investment income (1)	0.41	0.30
Net realized gain (loss) (1) (7)	0.05	(0.10)
Net change in unrealized appreciation (1) (2) (8)	0.30	0.17
Net increase in net assets resulting from operations (1) (9) (10)	0.76	0.37
Stockholder distributions from income (3)	(0.41)	(0.34)
Net asset value at end of period	$19.81	$20.33

Net assets at end of period	$1,019,834,005	$634,469,575
Shares outstanding at end of period	51,482,137.46	31,204,831.44
Per share market value at end of period	$19.30	N/A
Total return based on market value (12)	17.47%	N/A
Total return based on net asset value (4)	3.91%	1.82%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.55%	7.06%
Ratio of total net expenses to average net assets (5)(11)(13)	7.59%	4.93%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	4.27%	2.95%
Ratio of expenses (without incentive fees) to average net assets (5) (11)(13)	7.38%	4.59%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	2.72%	1.45%
Average principal debt outstanding	$833,999,310	$404,632,500
Portfolio turnover (6)	10.81%	7.44%
Total committed capital, end of period	N/A	$1,255,319,125
Ratio of total contributed capital to total committed capital, end of period	N/A	50.03%

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

(4)                                     Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.

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

(11)                                Ratio of voluntary incentive fee waiver to average net assets was (0.20%) for the three months ended March 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.22%) for the three months ended March 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2019 would be 8.13%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2019 would be 8.02%. No fees were voluntarily waived for the three months ended March 31, 2018.

(12)                                Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.

(13)                                Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company and Antares, its joint venture partner, have restructured ABCS as of April 30, 2019. The Company formed BCSF Complete Financing Solution LLC (“BCSF Unitranche”), a wholly-owned, newly-formed, subsidiary of the Company, which received 44.737%, its proportionate share, of all assets previously held by ABCS pursuant to the restructuring. BCSF Unitranche continues to have a relationship with Antares to make investments in unitranche loans alongside Antares. BCSF Unitranche’s portfolio is comprised of unitranche loans made to 25 companies as of April 30, 2019. The results of BCSF Unitranche are expected to be included in the consolidated financial statements of the Company.

On April 30, 2019, BCSF Unitranche entered into a loan and security agreement (the “JPM Credit Agreement”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The JPM Credit Agreement is effective as of April 30, 2019.

The facility amount under the JPM Credit Agreement is $666,581,300. Proceeds of the loans under the JPM Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date until November 29, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Agreement.

The maturity date is the earliest of: (a) November 29, 2022, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of November 29, 2022 may be extended for successive one year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2019, we have invested approximately $2,463.5 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

On November 19, 2018, we closed our initial public offering (the “IPO”) issuing 7,500,000 shares of our common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2019 and December 31, 2018, 96.1% and 95.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses may include the payment of fees to our Advisor under the second amended and restated investment advisory agreement (the “Amended Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of March 31, 2019, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. Effective February 2, 2019, following shareholder approval of the reduced asset coverage proposal, the Company may maintain an asset coverage ratio of 150%. We do not intend to change our primary focus of capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle market companies. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested $275.6 million, including PIK, in 45 portfolio companies, including ABCS as a single portfolio company, and had $192.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $83.4 million for the period.

During the three months ended March 31, 2018, we invested $143.7 million in 25 portfolio companies, including ABCS as a single portfolio company, and had $65.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in net investments of $78.8 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2019:

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$1,139,392,410	62.0%	$1,131,779,067	61.9%	7.2%
First Lien Last Out Loans (1)	27,689,204	1.5	28,365,825	1.6	8.7
Second Lien Senior Secured Loans (1)	235,262,047	12.8	232,642,921	12.7	10.0
Subordinated Debt	39,728,124	2.2	39,625,000	2.2	11.2
Corporate Bonds (1)	31,692,089	1.7	27,829,145	1.5	8.3
Investment Vehicles (1) (2)	331,357,415	18.1	335,350,725	18.3	13.3
Equity Interest	24,077,807	1.3	26,530,174	1.4	N/A
Preferred Equity	7,290,345	0.4	7,696,500	0.4	N/A
Warrants	—	0.0	120,593	0.0	N/A
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%	8.8%

(1)             Computed for debt investments based upon the annual interest rate at March 31, 2019, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate at March 31, 2019. Weighted average yield for Investment Vehicles represents the weighted average levered yield of our proportionate investment in ABCS at March 31, 2019. Weighted average yield for Investment Vehicles is computed based upon (1) the weighted average of the interest rate of investments held by ABCS less (2) the weighted average interest rate of the ABCS Facility, divided by our par amount in ABCS. Total weighted average yield is the weighted average of the yields of the debt investments and the Investment Vehicles in ABCS. The weighted average yield does not represent the total return to our stockholders.

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

The following table presents certain selected information regarding our investment portfolio as of March 31, 2019:

As of
March 31, 2019
Number of portfolio companies	133
Percentage of debt bearing a floating rate (1)	96.1%
Percentage of debt bearing a fixed rate (1)	3.9%

(1)    Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2018:

As of
December 31, 2018
Number of portfolio companies (2)	132
Percentage of debt bearing a floating rate (1)	95.5%
Percentage of debt bearing a fixed rate (1)	4.5%

(1)             Measured on a fair value basis.

(2)             Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2019:

	As of March 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,836,489,441	100.0%	$1,829,939,950	100.0%
Non-accrual	—	—	—	—
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2018:

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,753,116,975	100.0%	$1,727,805,671	100.0%
Non-accrual	—	—	—	—
Total	$1,753,116,975	100.0%	$1,727,805,671	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2019:

	As of March 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$79,140,512	4.1%	$79,140,512	4.1%
Foreign cash	1,657,573	0.1	1,478,627	0.1
Restricted cash	14,009,400	0.7	14,009,400	0.7
First Lien Senior Secured Loans	1,139,392,410	59.0	1,131,779,067	58.8
First Lien Last Out Loans	27,689,204	1.4	28,365,825	1.5
Second Lien Senior Secured Loans	235,262,047	12.2	232,642,921	12.1
Subordinated Debt	39,728,124	2.1	39,625,000	2.1
Corporate Bonds	31,692,089	1.6	27,829,145	1.4
Investment Vehicles (1)	331,357,415	17.2	335,350,725	17.4
Equity Interest	24,077,807	1.2	26,530,174	1.4
Preferred Equity	7,290,345	0.4	7,696,500	0.4
Warrants	—	0.0	120,593	0.0
Total	$1,931,296,926	100.0%	$1,924,568,489	100.0%

(1)             Represents equity investment in ABCS.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2018:

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2019 (with corresponding percentage of total portfolio investments):

	As of March 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$331,357,415	18.1%	$335,350,725	18.3%
High Tech Industries	198,734,267	10.8	197,907,574	10.8
Aerospace & Defense	141,609,565	7.7	142,660,486	7.8
Services: Business	141,777,205	7.7	140,458,131	7.7
Consumer Goods: Non-Durable	125,161,013	6.8	123,749,906	6.8
Healthcare & Pharmaceuticals	124,966,426	6.8	122,527,772	6.7
Wholesale	64,321,794	3.5	63,679,442	3.5
Transportation: Cargo	62,392,559	3.4	62,326,942	3.4
Hotel, Gaming & Leisure	58,678,030	3.2	58,747,831	3.2
Services: Consumer	55,889,434	3.0	55,774,776	3.0
Capital Equipment	49,692,270	2.7	49,061,111	2.7
Beverage, Food & Tobacco	47,313,906	2.6	44,394,038	2.4
Construction & Building	42,556,310	2.3	43,111,378	2.4
Retail	43,304,073	2.4	42,606,923	2.3
Energy: Oil & Gas	33,659,112	1.8	33,382,926	1.8
Media: Diversified & Production	32,485,971	1.8	33,261,246	1.8
Automotive	30,136,277	1.6	30,207,072	1.7
Forest Products & Paper	25,529,649	1.4	25,313,288	1.4
Containers, Packaging & Glass	23,973,088	1.3	24,049,847	1.3
Chemicals, Plastics & Rubber	22,801,393	1.2	23,277,456	1.3
Energy: Electricity	22,318,857	1.2	22,034,720	1.2
FIRE: Insurance (2)	21,051,370	1.2	20,558,912	1.1
Media: Advertising, Printing & Publishing	19,623,940	1.1	20,152,266	1.1
Banking	18,156,200	1.0	18,195,577	1.0
Consumer Goods: Durable	17,104,158	0.9	17,273,200	0.9
Environmental Industries	16,589,772	0.9	16,938,845	0.9
Telecommunications	15,215,153	0.8	15,095,794	0.8
Media: Broadcasting & Subscription	14,683,488	0.8	14,553,351	0.8
Utilities: Electric	12,510,549	0.7	10,479,145	0.6
FIRE: Real Estate (2)	10,732,696	0.6	10,432,740	0.6
Transportation: Consumer	8,548,437	0.5	8,773,396	0.5
FIRE: Finance (2)	3,615,064	0.2	3,603,134	0.2
Total	$1,836,489,441	100.0%	$1,829,939,950	100.0%

(1)                                     Represents equity investment in ABCS.

(2)                                     Finance, Insurance and Real Estate (“FIRE”).

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

(2)                                     Finance, Insurance and Real Estate (“FIRE”).

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2019:

	As of March 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,145,348	0.9%	1	0.8%
2	1,793,590,457	98.0	130	97.7
3	19,204,145	1.1	2	1.5
4	—	—	—	—
Total	$1,829,939,950	100.0%	133	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018:

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,300,711	1.0%	1	0.7%
2	1,684,494,290	97.5	128	97.0
3	26,010,670	1.5	3	2.3
4	—	—	—	—
Total	$1,727,805,671	100.0%	132	100.0%

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

As of March 31, 2019, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of March 31, 2019
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$332,667,673	$92,332,327
Antares Midco Inc.	525,000,000	410,936,125	114,063,875
Total Investments	$950,000,000	$743,603,798	$206,396,202

As of December 31, 2018, ABCS had the following maximum capital contributions, contributions and unfunded capital contributions from its members.

	As of December 31, 2018
	Maximum Capital Contributions	Contributed Capital	Unfunded Capital Contributions
Bain Capital Specialty Finance, Inc.	$425,000,000	$281,201,031	$143,798,969
Antares Midco Inc.	525,000,000	347,360,091	177,639,909
Total Investments	$950,000,000	$628,561,122	$321,438,878

ABCS entered into a senior credit facility with JP Morgan on November 29, 2017 (the “ABCS Facility”). The ABCS Facility allows ABCS to borrow up to $1.5 billion subject to leverage and borrowing base restrictions. The maturity date of the ABCS Facility is November 29, 2022. As of March 31, 2019 and December 31, 2018, the ABCS Facility had $1,243.4 million and $1,031.2 million of outstanding debt under the credit facility, respectively. As of March 31, 2019 and December 31, 2018, the effective rate on the ABCS Facility was 5.51% and 5.13% per annum, respectively.

As of March 31, 2019 and December 31, 2018, ABCS held total investments with a fair value of $1,982.7 million and $1,632.5 million, respectively. As of March 31, 2019 and December 31, 2018, ABCS’s portfolio was comprised of senior secured unitranche loans of 25 and 22 different borrowers, respectively. As of March 31, 2019 and December 31, 2018, there were no loans on non-accrual status. The portfolio companies in ABCS are in industries similar to those in which the Company may invest directly. Below is a summary of ABCS’s portfolio, followed by a portfolio listing as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Total first lien senior secured loans (1)	$1,993,297,899	$1,648,306,973
Weighted average yield on first lien unitranche loans (2)	8.4%	8.5%
Largest loan to a single borrower (1)	$126,163,507	$122,910,538
Total of five largest loans to borrowers (1)	$599,160,108	$566,072,685
Number of borrowers in the ABCS	25	22
Commitments to fund delayed draw loans (3)	$74,748,969	$57,622,635

(1)            At principal amount.

(2)            Based on par amount.

(3)            As discussed above, these commitments have been approved by ABCS.

Below is certain summarized financial information for ABCS as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

Selected Balance Sheet Information

	As of
	March 31, 2019	December 31, 2018
Loans, net of allowance of $21,277,037 and $17,616,259, respectively (1)	$1,953,503,699	$1,616,794,497
Cash, restricted cash and other assets	44,478,060	52,240,642
Total assets	$1,997,981,759	$1,669,035,139
Debt (2)	$1,240,077,930	$1,027,614,661
Other liabilities	35,099,874	30,762,175
Total liabilities	$1,275,177,804	$1,058,376,836
Members’ equity	722,803,955	610,658,303
Total liabilities and members’ equity	$1,997,981,759	$1,669,035,139

(1)                                     ABCS is not considered an investment company and does not follow the accounting and reporting guidelines in ASC 946. ABCS applies an allowance for loan loss methodology prescribed by FASB ASC 310, Receivables, and FASB ASC 450 Contingencies. The allowance for loan loss as of March 31, 2019 is a general allowance, there was no specific allowance for loan losses during the period. The Company estimates a fair value for each loan in the ABCS portfolio, which is presented in the Antares Bain Capital Complete Financing Solution schedule of investments below, which is an input to the Company’s valuation of ABCS as a whole.

(2)                                     Net of $3.3 million and $3.6 million deferred financing costs for the ABCS Facility, as of March 31, 2019 and December 31, 2018, respectively.

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Interest Income	$38,911,534	$19,918,482
Fee income	187,768	79,886
Total revenues	39,099,302	19,998,368
Credit facility expenses (1)	16,259,569	8,907,531
Other fees and expenses	5,066,256	1,348,003
Total expenses	21,325,825	10,255,534
Net investment income	17,773,477	9,742,834
Net increase in members’ capital from operations	$17,773,477	$9,742,834

(1)                                     As of March 31, 2019 and December 31, 2018, the ABCS Facility had $1,243.4 million and $1,031.2 million of outstanding debt, respectively.

Loan Origination and Structuring Fees

ABCS is obligated to pay sourcing fees to the applicable member affiliate that sources the deal. For the three months ended March 31, 2019 and 2018, the Company did not earn any sourcing fees.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of March 31, 2019

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Capital Equipment
FFI Holdings I Corp (3)	—	—	1/24/2025	$—	—	(129,174)
Total Capital Equipment					—	(129,174)
Chemicals, Plastics & Rubber
PRCC Holdings, Inc. (10)	L+ 6.50%	9.01%	2/1/2021	$11,878,108	11,878,108	11,878,108
Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC (8)	L+ 5.75%	8.08%	9/9/2023	$29,933,358	28,700,780	29,933,357
WU Holdco, Inc. (3)	—	—	3/26/2026	$—	—	(133,145)
Total Consumer goods: non-durable					28,700,780	29,800,212
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.50%	12/19/2024	$4,909,991	3,127,510	4,492,642
Total FIRE: Insurance					3,127,510	4,492,642
High Tech Industries
Element Buyer, Inc.	L+ 5.25%	7.75%	7/18/2025	$7,600,080	7,600,080	7,853,416
Total High Tech Industries					7,600,080	7,853,416
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.25%	12/20/2022	$2,475,264	2,475,264	2,450,283
Total Media: Advertising, Printing & Publishing					2,475,264	2,450,283
Services: Consumer
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$2,598,485	2,598,485	2,598,485
Total Services: Consumer					2,598,485	2,598,485
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	8.88%	12/1/2021	$1,890,742	1,890,742	1,890,742
Total Transportation: Consumer					1,890,742	1,890,742
Total Delayed Draw Term Loan					58,270,969	60,834,714

First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.25%	4/22/2024	$115,055,468	113,844,289	115,630,745
Total Aerospace & Defense					113,844,289	115,630,745
Capital Equipment
FFI Holdings I Corp	L+ 5.75%	8.51%	1/24/2025	$113,750,618	111,904,731	112,613,110
Tidel Engineering, L.P.	L+ 6.25%	8.85%	3/1/2024	$85,616,623	85,591,598	85,616,623
Total Capital Equipment					197,496,329	198,229,733
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.74%	8/1/2022	$48,397,584	48,351,415	47,550,626
PRCC Holdings, Inc. (9)	L+ 6.50%	9.01%	2/1/2021	$73,813,402	73,813,402	73,813,402
Total Chemicals, Plastics & Rubber					122,164,817	121,364,028
Construction & Building
Profile Products LLC	L+ 5.75%	8.38%	12/20/2024	$78,832,202	77,663,894	77,255,558
Total Construction & Building					77,663,894	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.49%	7/9/2024	$84,924,108	84,464,670	84,924,108
Stanton Carpet Corp. (7)	L+ 5.50%	8.06%	11/21/2022	$57,748,494	57,701,945	57,748,494
Total Consumer goods: durable					142,166,615	142,672,602
Consumer Goods: Non-Durable

Solaray, LLC	L+ 5.75%	8.38%	9/11/2023	$96,230,150	96,230,149	96,230,150
WU Holdco, Inc.	L+ 5.50%	8.11%	3/26/2026	$89,423,290	87,909,571	87,532,626
Total Consumer goods: non-durable					184,139,720	183,762,776
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.35%	7/2/2024	$89,799,695	88,809,318	88,809,318
Total Energy: Oil & Gas					88,809,318	88,809,318
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.48%	12/19/2024	$65,124,823	65,124,823	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	22,616,125	22,160,401
Total FIRE: Insurance					87,740,948	85,982,728
Healthcare & Pharmaceuticals
CPS Group Holdings, Inc.	L+ 5.50%	7.99%	3/3/2025	$125,591,322	123,734,095	124,335,409
Total Healthcare & Pharmaceuticals					123,734,095	124,335,409
High Tech Industries
Symplr Software, Inc.	L+ 5.50%	8.00%	11/28/2025	$68,011,212	67,363,573	66,991,044
Element Buyer, Inc.	L+ 5.25%	7.75%	7/18/2025	$85,073,395	83,584,805	85,924,129
Total High Tech Industries					150,948,378	152,915,173
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.25%	12/20/2022	$80,807,041	80,672,838	80,605,023
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.52%	6/6/2019	$11,259,640	11,259,640	11,259,640
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.38%	6/6/2019	$3,760,115	3,760,115	3,760,115
Total Media: Advertising, Printing & Publishing					95,692,593	95,624,778
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.35%	6/15/2022	$22,569,647	22,569,647	22,738,920
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.35%	6/15/2022	$33,741,229	33,208,745	33,994,288
Total Media: Diversified & Production					55,778,392	56,733,208
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.25%	7/6/2022	$67,808,467	67,808,467	67,808,467
Total Retail					67,808,467	67,808,467
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,768,575	118,292,579
Total Services: Business					117,768,575	118,292,579
Services: Consumer
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$8,050,994	8,050,994	8,050,994
McKissock, LLC	L+ 5.75%	8.25%	8/5/2021	$42,038,104	41,640,076	42,353,390
Total Services: Consumer					49,691,070	50,404,384
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.11%	12/1/2021	$111,870,016	111,534,998	111,870,017
Total Transportation: Consumer					111,534,998	111,870,017
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.36%	7/18/2024	$81,292,356	80,215,937	80,885,894
Aramsco, Inc.	L+ 5.25%	7.75%	8/28/2024	$50,216,699	49,311,331	49,311,331
Total Wholesale					129,527,268	130,197,225
Total First Lien Senior Secured					1,916,509,766	1,921,888,728

Total Corporate Debt					$1,974,780,735	$1,982,723,442
Total Investments					$1,974,780,735	$1,982,723,442

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR and the current weighted average interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR interest rate floor.

(2) Fair Value determined by the Advisor.

(3) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(4) $204,252 of the total par amount for this security is at P + 4.75%.

(5) $158,063 of the total par amount for this security is at P + 4.75%.

(6) $52,785 of the total par amount for this security is at P + 5.75%.

(7) $1,770,487 of the total par amount for this security is at P + 4.50%.

(8) $38,975 of the total par amount for this security is at P + 4.75%.

(9) $393,462 of the total par amount for this security is at P + 5.50%.

(10) $62,615 of the total par amount for this security is at P + 5.50%.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2018

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878,108	$11,878,108	$11,878,108
Total Chemicals, Plastics & Rubber					11,878,108	11,878,108
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680,389	26,387,900	26,546,987
Solaray, LLC (3)	—	—	9/9/2023	$—	—	(33,132)
Total Consumer Goods: Non-Durable					26,387,900	26,513,855
FIRE: Insurance
Margaux Acquisition Inc. (3)	—	—	12/19/2024	$—	—	(417,349)
Total FIRE: Insurance					—	(417,349)
High Tech Industries
Element Buyer, Inc. (3)	—	—	7/19/2025	$—	—	(133,001)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600,080	7,473,201	7,543,079
Total High Tech Industries					7,473,201	7,410,078
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478,122	2,471,720	2,459,537
Ansira Holdings, Inc. (3)	—	—	12/20/2022	$—	—	(56,379)
Total Media: Advertising, Printing & Publishing					2,471,720	2,403,158
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605,055	2,583,309	2,605,055
Total Services: Consumer					2,583,309	2,605,055
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672,019	1,669,299	1,672,019
Direct Travel, Inc.	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					1,669,299	1,672,019
Total Delayed Draw Term Loan					$52,463,537	$52,064,924
First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,860,616	116,559,417	117,565,964
Total Aerospace & Defense					116,559,417	117,565,964
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,441,743	86,415,211	86,441,743
Total Capital Equipment					86,415,211	86,441,743
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,397,584	48,348,003	47,913,608
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813,402	73,813,402	73,813,402
Total Chemicals, Plastics & Rubber					122,161,405	121,727,010
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832,202	77,613,584	77,255,558
Total Construction & Building					77,613,584	77,255,558
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,090,608	68,773,182	68,399,702
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231,137	60,179,302	59,628,826
Total Consumer Goods: Durable					128,952,484	128,028,528
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230,150	95,175,207	95,748,999
Total Consumer Goods: Non-Durable					95,175,207	95,748,999
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025,323	88,985,892	86,874,436
Total Energy: Oil & Gas					88,985,892	86,874,436
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,124,823	63,765,565	63,822,327
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,355,633	21,651,078	21,665,453
Total FIRE: Insurance					85,416,643	85,487,780
High Tech Industries

Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,181,667	67,508,387	67,158,942
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287,148	83,863,326	84,647,494
Total High Tech Industries					151,371,713	151,806,436
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011,099	80,874,067	80,403,516
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,417,703	11,417,703	11,417,703
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,812,900	3,812,900	3,812,900
Total Media: Advertising, Printing & Publishing					96,104,670	95,634,119
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,799,950	22,721,506	22,571,950
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741,229	33,241,212	33,403,817
Total Media: Diversified & Production					55,962,718	55,975,767
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156,203	68,156,203	68,156,203
Total Retail					68,156,203	68,156,203
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589,052	117,725,743	117,403,161
Total Services: Business					117,725,743	117,403,161
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071,352	8,003,974	8,071,352
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144,017	41,792,208	42,460,097
Total Services: Consumer					49,796,182	50,531,449
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153,232	111,788,965	112,153,232
Total Transportation: Consumer					111,788,965	112,153,232
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,496,608	80,367,292	80,681,642
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,342,871	49,393,889	48,958,442
Total Wholesale					129,761,181	129,640,084
Total First Lien Senior Secured					$1,581,947,218	$1,580,430,469
Total Corporate Debt					$1,634,410,755	$1,632,495,393
Total Investments					$1,634,410,755	$1,632,495,393

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

Results of Operations

Our operating results for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Total investment income	$39,889,823	$17,458,567
Total expenses, net of fee waivers	18,646,718	8,683,845
Net investment income before taxes	21,243,105	8,774,722
Less Income taxes, including excise tax	—	309
Net investment income after taxes	21,243,105	8,774,413
Net realized gain (loss)	2,789,028	(2,780,538)
Net change in unrealized appreciation	15,280,402	5,365,230
Net increase in net assets resulting from operations	$39,312,535	$11,359,105

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
	2019	2018
Interest income	$30,494,915	$12,636,585
Dividend income	9,373,177	4,707,978
Other income	21,731	114,004
Total investment income	$39,889,823	$17,458,567

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $30.5 million for the three months ended March 31, 2019 from $12.6 million for the three months ended March 31, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $1,836.5 million from $900.6 million as of March 31, 2019 and 2018, respectively. Dividend income increased to $9.4 million for the three months ended March 31, 2019 from $4.7 million for the three months ended March 31, 2018, primarily due to the growth in our joint venture, ABCS. As of March 31, 2019, the weighted average yield of our investment portfolio increased to 8.8% from 8.6% as of March 31, 2018.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31,
	2019	2018
Interest and debt financing expenses	$10,545,687	$4,288,897
Base management fee	6,751,412	3,247,562
Incentive fee	4,085,628	2,004,548
Professional fees	550,432	523,677
Directors fees	105,140	68,250
Other general and administrative expenses	841,177	174,692
Total expenses, before fee waivers	$22,879,476	$10,307,626
Base management fee waiver	(2,250,471)	(1,623,781)
Incentive fee waiver	(1,982,287)	—
Total expenses, net of fee waivers	$18,646,718	$8,683,845

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $10.5 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively. Interest and debt financing expense for the three months ended March 31, 2019 as compared to March 31, 2018, increased primarily due to higher principal balances outstanding of our revolving credit facilities and the issuance of our 2018-1 Notes. On February 19, 2019 the Company entered into a new revolving credit facility agreement with Citibank N.A., the Citibank Revolving Credit Facility. Our SMBC Revolving Credit Facility was terminated on November 21, 2018.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.86% and 4.31% as of March 31, 2019 and December 31, 2018, respectively.

Management Fees

Management fee (net of waivers) increased to $4.5 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. Management fees (gross of waivers) increased to $6.8 million for the three months ended March 31, 2019 from $3.2 million for the three months ended March 31, 2018, primarily due to an increase in assets to $2.0 billion as of March 31, 2019 from $1.1 billion as of March 31, 2018. Management fees waived for the three months ended March 31, 2019 and 2018 were $2.3 million and $1.6 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $2.1 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. Incentive Fee waivers related to pre-Incentive fee net investment income consisted of voluntary waivers of $2.0 million for the three months ended March 31, 2019 and $0.0 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 there were no incentive fees related to the GAAP incentive fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.4 million for the three months ended March 31, 2019 from $0.7 million for the three months ended March 31, 2018, due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2019 and 2018:

	For The Three Months Ended March 31,
	2019	2018
Net realized gain on investments	$438,972	$277,191
Net realized loss on investments	(1,288,905)	(19,489)
Net realized gain on foreign currency transactions	17,553	279,261
Net realized loss on foreign currency transactions	(11,668)	(116)
Net realized gain on forward currency exchange contracts	3,633,076	—
Net realized loss on forward currency exchange contracts	—	(3,317,385)
Net realized gains (losses)	2,789,028	(2,780,538)

Change in unrealized gains on investments	24,821,619	6,401,411
Change in unrealized losses on investments	(6,059,806)	(1,960,328)
Net change in unrealized gains (losses) on investments	18,761,813	4,441,083
Unrealized depreciation on foreign currency translation	(198,161)	(17,344)
Unrealized appreciation (depreciation) on forward currency exchange contracts	(3,283,250)	941,491
Net change in unrealized gains (losses) on foreign currency and forward currency exchange contracts	(3,481,411)	924,147

Net change in unrealized gains (losses)	15,280,402	5,365,230

For the three months ended March 31, 2019, and 2018, we had net realized gains (losses) on investments of ($0.8) million and $0.3 million, respectively. For the three months ended March 31, 2019, and 2018, we had net realized gains on foreign currency transactions of $0.0 million and $0.3 million, respectively. For the three months ended March 31, 2019 and 2018, we had net realized gains (losses) on forward currency contracts of $3.6 million and ($3.3) million, respectively, primarily as a result of settling GBP and EUR forward contracts.

For the three months ended March 31, 2019, we had $24.8 million in unrealized appreciation on 84 portfolio company investments, which was offset by $6.1 million in unrealized depreciation on 41 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2019 resulted from an increase in fair value, primarily due to reversal of prior period unrealized depreciation and positive valuation adjustments.

For the three months ended March 31, 2018, we had $6.4 million in unrealized appreciation on 43 portfolio company investments, which was offset by $2.0 million in unrealized depreciation on 32 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2018 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the three months ended March 31, 2019 and 2018, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($3.3) million and $0.9 million, respectively. For the three months ended March 31, 2019, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the three months ended March 31, 2018, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2019 and 2018:

	For the Three months ended March 31,
	2019	2018
Net change in unrealized appreciation on investments due to foreign currency	$646,332	$2,364,561
Net realized gain on investments due to foreign currency	322	1,467
Net change in unrealized depreciation on foreign currency translation	(198,161)	(17,344)
Net realized gain on foreign currency transactions	5,885	279,145
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(3,283,250)	941,491
Net realized gain (loss) on forward currency exchange contracts	3,633,076	(3,317,385)
Foreign currency impact to net increase in net assets resulting from operations	$804,204	$251,935

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $0.5 million and $2.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.3 million and ($2.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.8 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019 and 2018, the net increase in net assets resulting from operations was $39.3 million and $11.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.76 and $0.39, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets

(less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 211% and 257%, respectively.

At March 31, 2019 and December 31, 2018, we had $94.6 million and $33.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2019 we had approximately $141.7 million of availability on our BCSF Revolving Credit Facility and $157.1 million of availability on our Citibank Revolving Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2018 we had approximately $228.7 million of availability on our BCSF Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2019, cash, foreign cash, restricted cash, and cash equivalents increased by $61.4 million. During the three months ended March 31, 2019, we used $197.1 million in cash for operating activities, primarily to purchase investments of $370.3 million, which was offset by proceeds from principal payments and sales of investments of $153.6 million, a net increase in net assets resulting from operations of $39.3 million, and a change in unrealized appreciation of investments of $18.8 million. During the three months ended March 31, 2019, we generated $258.6 million from financing activities, primarily from borrowings on our BCSF Revolving Credit Facility and our Citibank Revolving Credit Facility, together referred to as the “Revolving Credit Facilities”, of $465.9 million, offset by repayments on our Revolving Credit Facilities of $186.0 million and distributions paid during the period of $21.1 million.

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

Equity

On November 19, 2018, we closed our initial public offering (the “IPO”) issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018. The offering generated net proceeds, after expenses, of $145.4 million. All outstanding capital commitments from the Company’s Private Offering, were cancelled as of the completion of the IPO.

BCSF Investments, LLC and certain individuals adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the three months ended March 31, 2019, 827,933 shares have been purchased under the 10b5-1 Plan at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of March 31, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

During the three months ended March 31, 2019, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2018, we issued 65,496.52 shares of our common stock to investors who have opted into our dividend reinvestment plan.

Debt

Debt consisted of the following as of March 31, 2019, and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
BCSF Revolving Credit Facility	$500,000,000	$358,264,902	$358,264,902	$500,000,000	$271,264,902	$271,264,902
2018-1 Notes	365,700,000	365,700,000	363,702,275	365,700,000	365,700,000	363,659,680
Citibank Revolving Credit Facility	350,000,000	192,929,188	192,929,188	—	—	—
Total Debt	$1,215,700,000	$916,894,090	$914,896,365	$865,700,000	$636,964,902	$634,924,582

(1)                                     Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

SMBC Revolving Credit Agreement

On December 22, 2016, we entered into the revolving credit agreement (the “SMBC Revolving Credit Agreement”). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon our request. Effective July 31, 2018, we reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. We pay an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which we terminate the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$—	$1,056,935
Unused facility fee	—	3,533
Amortization of deferred financing costs and upfront commitment fees	—	90,228
Total interest and debt financing expenses	$—	$1,150,696

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2019, we were in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of March 31, 2019 and December 31, 2018 there were $358.3 million and $271.3 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$4,988,189	$2,696,109
Unused facility fee	87,276	178,725
Amortization of deferred financing costs and upfront commitment fees	263,367	263,367
Total interest and debt financing expenses	$5,338,832	$3,138,201

2018-1 Notes

On September 28, 2018 (the “2018-1 Closing Date”), the Company, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2019
Class A-1 A	$205,900,000	1.55% + 3 Month LIBOR	4.31%
Class A-1 B	45,000,000	1.50% + 3 Month LIBOR (first 24 months)	4.26%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100,000	2.15% + 3 Month LIBOR	4.91%
Class B	29,300,000	3.00% + 3 Month LIBOR	5.76%
Class C	30,400,000	4.00% + 3 Month LIBOR	6.76%
Total 2018-1 Notes	365,700,000
Membership Interests	85,450,000	Non-interest bearing	Not applicable
Total	$451,150,000

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

As of March 31, 2019, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $431.5 million and cash of $14.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$4,238,121	$—
Amortization of deferred financing costs and upfront commitment fees	42,595	—
Total interest and debt financing expenses	$4,280,716	$—

Citibank Revolving Credit Agreement

On February 19, 2019, the Company entered into a credit and security agreement (the “Credit Agreement” or the “Citibank Revolving Credit Agreement”) with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

The facility amount under the Credit Agreement is $350,000,000. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2019, we were in compliance with these covenants.

Assets that are pledged as collateral for the Citibank Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Citibank Revolving Credit Facility.

Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three- LIBOR plus 1.60%.Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

As of March 31, 2019, there were $192.9 million borrowings under the Citibank Revolving Credit Facility.

For the three months ended March 31, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility Issuer were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$906,191	$—
Unused facility fee	14,415	—
Amortization of deferred financing costs and upfront commitment fees	5,533	—
Total interest and debt financing expenses	$926,139	$—

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,107,677
Total distributions declared			$0.41	$21,107,677

The following table summarizes distributions declared during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,609,643
Total distributions declared			$0.34	$10,609,643

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

We have adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who “opted in” to our dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Subsequent to the IPO, stockholders who do not “opt out” of our dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Stockholders could elect to “opt in” or “opt out” of our dividend reinvestment plan in their subscription agreements, through the private offering. The elections of stockholders that make an election prior to the IPO shall remain effective after the IPO.

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

As of March 31, 2019, the Company had $122.5 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC. — Revolver	7/18/2024	$2,833,400
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,386,381
Amspec Services, Inc. — Revolver	7/2/2024	3,476,812
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/2/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,273,905
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,037,595
Captain D’s LLC — Revolver	12/15/2023	1,086,324
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	834,640
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
CPS Group Holdings, Inc. — Revolver	3/3/2025	2,466,720
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,267,612
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp — Revolver	3/15/2022	1,098,883
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	80,166
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
FFI Holdings I Corp — Delayed Draw Term Loan	1/24/2025	591,474
FFI Holdings I Corp — Revolver	1/24/2025	3,284,173
Fineline Technologies, Inc. — Revolver	11/4/2022	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	1,050,000
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux Acquisition Inc. — Revolver	12/19/2024	2,564,716
Margaux UK Finance Limited — Revolver	12/19/2024	650,350
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	2,363,945
RoC Opco LLC — Revolver	2/25/2025	10,241,400
Solaray, LLC — Revolver	9/9/2022	4,675,110
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Sovos Compliance, LLC — Delayed Draw Term Loan	8/2/2019	870,968
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
Symplr Software, Inc. — Revolver	11/30/2023	2,234,123
TEI Holdings Inc. — Revolver	12/20/2022	1,841,710
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
WCI-HSG Purchaser, Inc. — Revolver	2/21/2025	2,015,228
WU Holdco, Inc. — Revolver	3/26/2025	3,944,222
Zywave, Inc. — Revolver	11/17/2022	511,647
Total First Lien Senior Secured Loans		$119,891,219
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$122,452,689

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2019.

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding our investment in ABCS as of March 31, 2019.

As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833,400
Aimbridge Hospitality LP — Revolver	6/22/2022	1,176,500
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315,428
Amspec Services, Inc. — Revolver	7/2/2024	4,735,302
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440,128
AP Plastics Group, LLC — Revolver	8/1/2021	8,500,200
API Technologies Corp. — Revolver	4/22/2024	4,183,169
Aramsco, Inc. — Revolver	8/28/2024	3,161,012
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250,100
Caliper Corporation — Revolver	11/30/2023	2,358,241
Captain D’s LLC — Revolver	12/15/2023	1,073,909
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544,365
Clinical Innovations, LLC — Revolver	10/17/2022	1,113,333
CMI Marketing Inc. — Revolver	5/24/2023	2,112,000
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	566,680
CST Buyer Company — Revolver	3/1/2023	897,478
Datix Bidco Limited — Revolver	10/28/2024	1,239,500
Direct Travel, Inc. — Revolver	12/1/2021	4,250,100
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,043,939
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,662,801
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,541,750
Element Buyer, Inc. — Revolver	7/19/2024	4,250,100
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595,376
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162,097
Grammer Purchaser, Inc. — Revolver	9/30/2024	945,000
Great Expressions Dental Centers PC — Revolver	9/28/2022	213,394
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,529,821
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,737,931
Horizon Telcom, Inc. — Revolver	6/15/2023	1,158,621
Margaux UK Finance — Revolver	12/19/2024	635,927
Margaux Acquisition Inc. — Revolver	12/19/2024	2,256,950
McKissock, LLC — Revolver	8/5/2021	1,841,710
PRCC Holdings, Inc. — Revolver	2/1/2021	3,541,750
Profile Products LLC — Revolver	12/20/2024	3,833,424
Solaray, LLC — Revolver	9/9/2022	7,083,500
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	870,968
Sovos Compliance, LLC — Revolver	3/1/2022	1,451,615
Stanton Carpet Corp. — Revolver	11/21/2022	4,250,100
TEI Holdings Inc. — Revolver	12/20/2022	3,541,750
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250,100
Zywave, Inc. — Revolver	11/17/2022	511,647
Total First Lien Senior Secured Loans		$107,661,116
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,561,470
Total Other Unfunded Commitments		$2,561,470
Total		$110,222,586

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s unaudited consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018, as well as for interim periods within those fiscal years. Early adoption is permitted. We adopted these changes and there is no material impact on our consolidated financial statements and disclosures.

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

Contractual Obligations

We have entered into the Amended Advisory Agreement with our Advisor (which supercedes the Investment Advisory Agreement dated November 14, 2018 we had previously entered into). Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Amended Advisory Agreement. Under the Amended Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.

On October 11, 2018 the Board approved, subject to completion of the IPO, the Investment Advisory Agreement. Beginning with the calendar quarter that commences January 1, 2019, this Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

On November 28, 2018, our Board, including a majority of our Independent Directors, approved the Amended Advisory Agreement. On February 1, 2019 the Company’s stockholders approved the Amended Advisory Agreement.  Pursuant to this Agreement, effective February 1, 2019, the base management fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%.

We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Amended Advisory Agreement and Administration Agreement.

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of March 31, 2019 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$358,264,902	$—	$—	$358,264,902	$—
2018-1 Notes	365,700,000	—	—	—	365,700,000
Citibank Revolving Credit Facility	192,929,188	—	192,929,188	—	—
Total Debt Obligations	$916,894,090	$—	$192,929,188	$358,264,902	$365,700,000

Subsequent Events

The Company and Antares, its joint venture partner, have restructured ABCS as of April 30, 2019. The Company formed BCSF Complete Financing Solution LLC (“BCSF Unitranche”), a wholly-owned, newly-formed, subsidiary of the Company, which received 44.737%, its proportionate share, of all assets previously held by ABCS pursuant to the restructuring. BCSF Unitranche continues to have a relationship with Antares to make investments in unitranche loans alongside Antares. BCSF Unitranche’s portfolio is comprised of unitranche loans made to 25 companies as of April 30, 2019. The results of BCSF Unitranche are expected to be included in the consolidated financial statements of the Company.

On April 30, 2019, BCSF Unitranche entered into a loan and security agreement (the “JPM Credit Agreement”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The JPM Credit Agreement is effective as of April 30, 2019.

The facility amount under the JPM Credit Agreement is $666,581,300. Proceeds of the loans under the JPM Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date until November 29, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Agreement.

The maturity date is the earliest of: (a) November 29, 2022, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of November 29, 2022 may be extended for successive one year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all.

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

Assuming that the statement of financial condition as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(3,508,783)	$(2,292,235)	$(1,216,548)
Up 100 basis points	14,100,012	9,168,941	4,931,071
Up 200 basis points	28,505,212	18,337,882	10,167,330
Up 300 basis points	42,979,807	27,506,823	15,472,984

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.1

Second Amended and Restated Investment Advisory Agreement, dated February 1, 2019, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on February 1, 2019).

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

10.9

Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).

Exhibit Number	Description of Document
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: May 8, 2019	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 8, 2019	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer