Form 10-Q
period 2019-06-30
Bain Capital Specialty Finance, Inc.
filed 2019-08-07
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2878769
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Clarendon Street, 37th Floor Boston, MA (Address of principal executive offices)	02116 (Zip Code)

(617) 516-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BCSF	New York Stock Exchange

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

As of August 7, 2019, the registrant had 51,649,812.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,372,619 and $1,449,749, respectively)	$2,360,349	$1,422,837
Controlled affiliate investment (amortized cost of $57,630 and $296,648, respectively)	60,346	298,249
Non-controlled/affiliate investment (amortized cost of $6,720 and $6,720, respectively)	6,720	6,720
Cash and cash equivalents	100,358	14,693
Foreign cash (cost of $545 and $589, respectively)	599	591
Restricted Cash	27,946	17,987
Collateral on forward currency exchange contracts	1,984	4
Deferred financing costs	3,868	4,018
Interest receivable on investments	13,529	6,249
Prepaid insurance	—	1
Receivable for sales and paydowns of investments	12,016	1,634
Other assets	1,484	—
Unrealized appreciation on forward currency exchange contracts	331	9,322
Dividend receivable	292	8,709
Total Assets	$2,589,822	$1,791,014

Liabilities
Revolving credit facilities	$1,141,351	$271,265
2018-1 Notes (net of unamortized debt issuance costs of $1,955 and $2,040, respectively)	363,745	363,660
Offering costs payable	1,731	1,820
Interest payable	10,893	4,835
Payable for investments purchased	15,241	119,166
Unrealized depreciation on forward currency exchange contracts	158	—
Base management fee payable	6,366	2,950
Incentive fee payable	4,490	3,300
Accounts payable and accrued expenses	3,469	1,281
Distributions payable	21,176	21,108
Total Liabilities	1,568,620	789,385

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,649,812 and 51,482,137 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	52	51
Paid in capital in excess of par value	1,037,577	1,034,255
Total distributable earnings (loss)	(16,427)	(32,677)
Total Net Assets	1,021,202	1,001,629
Total Liabilities and Total Net assets	$2,589,822	$1,791,014

Net asset value per share	$19.77	$19.46

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$44,938	$15,821	$75,326	$28,436
Dividend income	—	—	16	—
Other income	369	94	391	208
Total investment income from non-controlled/non-affiliate investments	45,307	15,915	75,733	28,644
Investment income from controlled affiliate investments:
Interest from investments	135	77	242	99
Dividend income	5,152	5,433	14,510	10,141
Other income	4	—	4	—
Total investment income from controlled affiliate investments	5,291	5,510	14,756	10,240
Total investment income	50,598	21,425	90,489	38,884

Expenses
Interest and debt financing expenses	16,619	5,325	27,165	9,614
Base management fee	7,983	3,756	14,734	7,004
Incentive fee	4,490	911	8,575	2,916
Professional fees	275	316	826	840
Directors fees	106	67	211	135
Other general and administrative expenses	1,587	450	2,430	624
Total expenses before fee waivers	31,060	10,825	53,941	21,133
Base management fee waiver	(1,617)	(1,878)	(3,867)	(3,502)
Incentive fee waiver	—	(1,004)	(1,982)	(1,004)
Total expenses, net of fee waivers	29,443	7,943	48,092	16,627
Net investment income	21,155	13,482	42,397	22,257

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(571)	(2,104)	(1,421)	(1,846)
Net realized gain on controlled affiliate investments	265	—	265	—
Net realized loss on foreign currency transactions	(318)	(544)	(312)	(265)
Net realized gain (loss) on forward currency exchange contracts	7,063	444	10,696	(2,873)
Net change in unrealized appreciation (depreciation) on foreign currency translation	499	(8)	300	(26)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,866)	6,653	(9,149)	7,594
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	275	(11,896)	14,642	(9,320)
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(3,280)	140	1,116	2,005
Total net gains (losses)	(1,933)	(7,315)	16,137	(4,731)

Net increase in net assets resulting from operations	$19,222	$6,167	$58,534	$17,526

Per Common Share Data
Basic and diluted net investment income per common share	$0.41	$0.38	$0.82	$0.69
Basic and diluted increase in net assets resulting from operations per common share	$0.37	$0.17	$1.14	$0.54
Basic and diluted weighted average common shares outstanding	51,629,544	35,379,436	51,556,248	32,273,765

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Operations:
Net investment income	$21,155	$13,482	$42,397	$22,257
Net realized gain (loss)	6,439	(2,204)	9,228	(4,984)
Net change in unrealized appreciation (depreciation)	(8,372)	(5,111)	6,909	253
Net increase in net assets resulting from operations	19,222	6,167	58,534	17,526
Stockholder distributions:
Distributions from net investment income	(21,176)	(13,484)	(42,283)	(24,094)
Net decrease in net assets resulting from stockholder distributions	(21,176)	(13,484)	(42,283)	(24,094)
Capital share transactions:
Issuance of common stock, net	—	125,548	—	250,975
Reinvestment of stockholder distributions	3,322	1,856	3,322	3,186
Net increase in net assets resulting from capital share transactions	3,322	127,404	3,322	254,161

Total increase in net assets	1,368	120,087	19,573	247,593
Net assets at beginning of period	1,019,834	634,469	1,001,629	506,963
Net assets at end of period	$1,021,202	$754,556	$1,021,202	$754,556

Net asset value per common share	$19.77	$20.14	$19.77	$20.14
Common stock outstanding at end of period	51,649,812	37,456,468	51,649,812	37,456,468

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$58,534	$17,526
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(782,161)	(375,022)
Proceeds from principal payments and sales of investments	562,549	126,574
Net realized loss from investments	1,156	1,846
Net realized loss on foreign currency transactions	312	265
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	9,149	(7,594)
Net change in unrealized appreciation on investments	(15,758)	7,316
Net change in unrealized depreciation on foreign currency translation	(300)	26
Increase in investments due to PIK	(194)	—
Accretion of discounts and amortization of premiums	(1,697)	(710)
Amortization of deferred financing costs and debt issuance costs	644	711
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(1,980)	3,602
Interest receivable on investments	(7,280)	(1,048)
Prepaid insurance	1	89
Distribution receivable	—	(305)
Dividend receivable	8,417	(5,391)
Other receivable	(1,484)	—
Interest payable	6,058	175
Base management fee payable	3,416	634
Incentive fee payable	1,190	295
Accounts payable and accrued expenses	2,188	22
Excise tax payable	—	(5)
Net cash used in operating activities	(157,240)	(230,994)

Cash flows from financing activities
Borrowings on revolving credit facilities	626,091	144,000
Repayments on revolving credit facilities	(333,300)	(148,481)
Payments of financing costs	(409)	—
Payments of offering costs	(89)	—
Proceeds from issuance of common stock	—	250,975
Stockholder distributions paid	(38,894)	(15,166)
Net cash provided by financing activities	253,399	231,328

Net increase in cash, foreign cash, restricted cash and cash equivalents	96,159	334
Effect of foreign currency exchange rates	(527)	(262)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	33,271	140,918
Cash, foreign cash, restricted cash and cash equivalents, end of period	$128,903	$140,990

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$20,463	$8,728
Cash paid for excise taxes during the period	$—	$5
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$3,322	$3,186
Net distribution to the Company from ABCS JV	$346,329	$—

	As of June 30,
	2019	2018
Cash	$100,358	$125,786
Restricted cash	27,946	—
Foreign cash	599	15,204
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$128,903	$140,990

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2019

(In thousands)

(Unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments

	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.58%	10/9/2026	$6,540	6,478	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (26)	First Lien Senior Secured Loan	L+ 4.25%	6.58%	10/9/2025	$14,863	14,794	14,491
		MRO Holdings, Inc. (6) (18) (26)	First Lien Senior Secured Loan	L+ 5.00%	7.48%	6/4/2026	$3,251	3,235	3,247
		Novetta, LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.41%	10/17/2022	$6,616	6,519	6,519
		Salient CRGT, Inc. (12) (15) (26)	First Lien Senior Secured Loan	L+ 6.00%	8.40%	2/28/2022	$12,905	12,957	12,389
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	8.58%	5/13/2025	$415	353	366
		TCFI Aevex LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.25%	8.66%	5/13/2025	$38,708	38,011	38,031
		TECT Power Holdings, LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.90%	12/27/2021	$14,758	14,576	14,759
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	—	—	—	$675	675	732
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.90%	2/24/2025	$672	634	631
		WCI-HSG Purchaser, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.90%	2/24/2025	$17,868	17,619	17,600
		WP CPP Holdings, LLC. (12) (15) (21) (26)	Second Lien Senior Secured Loan	L+ 7.75%	10.34%	4/30/2026	$11,724	11,616	11,709
							Aerospace & Defense Total	$127,467	$126,752	12.4%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	(8)	—
		CST Buyer Company (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.00%	7.40%	3/1/2023	$9,162	9,066	9,162
		OEConnection LLC (12) (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.41%	11/22/2024	$11,120	11,067	11,037
		OEConnection LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.41%	11/24/2025	$6,313	6,273	6,250
							Automotive Total	$26,398	$26,449	2.6%

	Banking	Transaction Network Services, Inc. (12) (15) (21) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.59%	8/15/2022	$18,375	18,158	18,168
							Banking Total	$18,158	$18,168	1.8%

	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	—	8.50%	6/1/2026	$10,000	9,804	8,925
		NPC International, Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.94%	4/18/2025	$9,159	9,187	5,644
		NPC International, Inc. (15) (26)	First Lien Senior Secured Loan	L+ 3.50%	5.94%	4/19/2024	$4,975	5,005	4,036
							Beverage, Food & Tobacco Total	$23,996	$18,605	1.8%

	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/15/2022	$—	(15)	—
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.15%	3/15/2023	$7,911	7,768	7,911
		DXP Enterprises, Inc. (6) (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.75%	7.15%	8/29/2023	$5,152	5,112	5,165
		EXC Holdings III Corp. (12) (15) (21) (26)	Second Lien Senior Secured Loan	L+ 7.50%	10.10%	12/1/2025	$8,240	8,254	8,268
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	—	—	—	$4	4,251	4,416
		FFI Holdings I Corp (2) (3) (5) (15) (19) (34)	First Lien Senior Secured Loan - Delayed Draw	—	—	1/24/2025	$—	(106)	(81)
		FFI Holdings I Corp (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.19%	1/24/2025	$2,555	2,480	2,501
		FFI Holdings I Corp (7) (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.29%	1/24/2025	$61,273	60,645	60,661
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.58%	3/1/2024	$38,302	38,302	38,302
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,321	6,839
							Capital Equipment Total	$134,012	$133,982	13.1%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	8/2/2021	$—	—	—
		AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.69%	8/1/2022	$21,237	20,882	21,025
		Niacet b.v. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,691	3,953	4,187
		Niacet Corporation (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	6.90%	2/1/2024	$2,123	2,107	2,118
		Plaskolite, Inc. (15) (26)	First Lien Senior Secured Loan	L+ 4.25%	6.64%	12/15/2025	$8,978	8,808	8,922
		PRCC Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.50%	11.00%	2/1/2021	$5,286	5,286	5,286
		PRCC Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.50%	11.00%	2/1/2021	$32,846	32,846	32,846
		PRCC Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	2/1/2021	$—	—	—
							Chemicals, Plastics & Rubber Total	$73,882	$74,384	7.3%

	Construction & Building	Chase Industries, Inc. (3) (15) (19) (21)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	6.54%	5/12/2025	$1,124	1,108	1,105
		Chase Industries, Inc. (12) (15) (19) (21) (27)	First Lien Senior Secured Loan	L+ 4.00%	6.34%	5/12/2025	$11,891	11,840	11,832
		Crown Subsea (12) (18) (26)	First Lien Senior Secured Loan	L+ 6.00%	8.44%	11/3/2025	$13,065	12,882	13,016
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	—	—	—	$1	1,351	1,414
		Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/20/2024	$—	(70)	(77)
		Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.14%	12/20/2024	$35,179	34,486	34,475
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,333
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	756
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,693	7,081
							Construction & Building Total	$71,280	$71,935	7.0%

	Consumer Goods: Durable	Home Franchise Concepts, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/9/2024	$—	(15)	—
		Home Franchise Concepts, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.00%	7.40%	7/9/2024	$37,234	37,234	37,234
		New Milani Group LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.69%	6/6/2024	$17,230	17,083	16,885
		Stanton Carpet Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	11/21/2022	$—	—	—
		Stanton Carpet Corp. (7) (15) (19) (33)	First Lien Senior Secured Loan	L+ 5.50%	7.96%	11/21/2022	$23,490	23,490	23,490
							Consumer Goods: Durable Total	$77,792	$77,609	7.6%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.83%	11/4/2022	$197	169	183
		FineLine Technologies, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.56%	11/4/2022	$31,544	31,349	31,386
		Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	9.40%	5/15/2023	$2,660	2,614	2,653
		Kronos Acquisition Holdings Inc.	Corporate Bond	—	9.00%	8/15/2023	$10,000	9,411	8,850
		Kronos Acquisition Holdings Inc. (12) (15) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.40%	5/15/2023	$13,181	13,139	12,465
		MND Holdings III Corp (15) (21) (26)	First Lien Senior Secured Loan	L+ 3.50%	5.83%	6/19/2024	$11,702	11,730	11,563
		RoC Opco LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	2/25/2025	$—	(193)	(205)
		RoC Opco LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 7.25%	9.58%	2/25/2025	$40,793	39,836	39,977
		Solaray, LLC (3) (7) (15) (19) (31)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.38%	9/11/2023	$13,361	13,361	13,435
		Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.04%	9/9/2022	$9,067	9,013	9,067
		Solaray, LLC (7) (15) (19) (32)	First Lien Senior Secured Loan	L+ 6.00%	8.53%	9/11/2023	$42,940	42,940	43,155
		WU Holdco, Inc. (2) (3) (5) (15) (19) (34)	First Lien Senior Secured Loan - Delayed Draw	—	—	3/26/2026	$—	(58)	(113)
		WU Holdco, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/26/2025	$—	(61)	(79)
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.83%	3/26/2026	$39,905	39,074	39,108
							Consumer Goods: Non-Durable Total	$212,324	$211,445	20.7%

Containers, Packaging & Glass	Terminator Bidco AS (6) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.92%	6/20/2022		$15,100	14,841	15,100
						Containers, Packaging & Glass Total		$14,841	$15,100	1.5%

Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21) (30)	First Lien Senior Secured Loan	L+ 4.00%	6.34%	7/2/2025		$19,853	19,839	19,753
	Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.33%	7/2/2026		$2,480	2,431	2,480
						Energy: Electricity Total		$22,270	$22,233	2.2%

Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.25%	7/2/2024		$5,023	4,964	5,023
	Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.08%	7/2/2024		$40,073	39,640	39,672
	Blackbrush Oil & Gas, L.P. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 8.00%	10.46%	2/9/2024		$32,075	31,553	31,754
						Energy: Oil & Gas Total		$76,157	$76,449	7.5%

Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	11.05%	9/30/2022		£13,192	16,685	16,749
						Environmental Industries Total		$16,685	$16,749	1.6%

FIRE: Insurance	Ivy Finco Limited (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan	—	—	5/19/2025		£—	(245)	(247)
	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.97%	5/19/2025		£7,217	8,923	8,911
	Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.59%	12/19/2024		$2,197	2,015	2,080
	Margaux Acquisition, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		$—	(53)	(36)
	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.59%	12/19/2024		$29,062	28,492	28,699
	Margaux UK Finance Limited (2) (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(12)	(2)
	Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	7.00%	12/19/2024		£7,745	9,903	9,808
	Wink Holdco, Inc. (15) (26)	Second Lien Senior Secured Loan	L+ 6.75%	9.16%	12/1/2025		$3,409	3,404	3,439
	Wink Holdco, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.40%	12/2/2024		$6,758	6,729	6,626
						FIRE: Insurance Total		$59,156	$59,278	5.8%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,756	10,577
						FIRE: Real Estate Total		$10,756	$10,577	1.0%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	11.02%	6/26/2026		$10,601	10,288	10,450
	Solenis International LLC (12) (18) (26)	First Lien Senior Secured Loan	L+ 4.25%	6.77%	6/26/2025		$13,281	13,224	13,141
						Forest Products & Paper Total		$23,512	$23,591	2.3%

Healthcare & Pharmaceuticals	Clinical Innovations, LLC (3) (15) (19) (22) (23)	First Lien Last Out - Revolver	L+ 5.50%	8.67%	10/17/2022		$432	415	432
	Clinical Innovations, LLC (12) (15) (19) (21) (22)	First Lien Last Out	L+ 5.50%	7.90%	10/17/2023		$10,972	10,782	11,000
	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	—	—	—		$1,953	1,953	2,480
	CPS Group Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/3/2025		$—	(70)	(49)
	CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	8.09%	3/3/2025		$56,186	55,632	55,624
	Datix Bidco Limited (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	10/28/2024		£—	(23)	(9)
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.69%	4/27/2026		£12,134	16,293	15,405
	Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	6.11%	4/28/2025	AUD	4,212	3,201	2,934
	Golden State Buyer, Inc. (18) (19) (21) (26)	First Lien Senior Secured Loan	L+ 4.75%	7.13%	6/19/2026		$15,306	15,153	15,230
	Great Expressions Dental Centers PC (3) (13) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	8.14%	9/28/2022		$440	431	423
	Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.45%	9/28/2023		$7,590	7,513	7,476
	Island Medical Management
	Holdings, LLC (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	8.90%	9/1/2022		$9,214	9,120	8,385
	Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	7.83%	1/3/2023		$16,109	14,683	11,276
	Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,119	11,126
	Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.81%	6/17/2027		$19,966	19,468	19,467
	Mertus 522. GmbH (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	5/15/2026		€—	(400)	(411)
	Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/15/2026		€22,468	24,412	24,850
	TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.91%	11/1/2024		$9,472	9,277	9,472
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.65%	6/23/2025		$16,520	16,316	16,355
						Healthcare & Pharmaceuticals Total		$215,275	$211,466	20.7%

High Tech Industries	AMI US Holdings Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.94%	4/1/2024		$349	316	314
	AMI US Holdings Inc. (6) (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	7.94%	4/1/2025		$13,223	12,968	12,959
	Appriss Holdings, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/30/2025		$—	(69)	(94)
	Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.83%	5/29/2026		$40,518	39,917	39,707
	CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/24/2023		$—	(17)	—
	CMI Marketing Inc (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.90%	5/24/2024		$15,333	15,204	15,333
	Drilling Info Holdings, Inc (3) (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw	—	—	7/30/2025		$—	—	—
	Drilling Info Holdings, Inc (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.65%	7/30/2025		$22,643	22,563	22,559
	Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	7.66%	7/18/2025		$3,383	3,493	3,496
	Element Buyer, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.25%	9.75%	7/19/2024		$567	513	567
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.66%	7/18/2025		$37,964	38,332	38,343
	Elo Touch Solutions, Inc. (12) (18) (26)	First Lien Senior Secured Loan	L+ 6.50%	8.93%	12/15/2025		$18,469	17,594	18,400
	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,082	12,581
	Impala Private Investments, LLC (14) (19) (25)	Equity Interest	—	—	—		$1,500	—	152
	Lighthouse Network, LLC (12) (15) (26)	First Lien Senior Secured Loan	L+ 4.50%	7.08%	12/2/2024		$24,974	24,905	25,013
	MeridianLink, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.40%	5/30/2025		$1,834	1,812	1,816
	Netsmart Technologies, Inc. (12) (15) (26)	First Lien Senior Secured Loan	L+ 3.75%	6.15%	4/19/2023		$10,789	10,813	10,702
	Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.90%	10/19/2023		$2,749	2,749	2,749
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	12.15%	4/20/2023		$8,000	7,988	7,760
	Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.40%	3/30/2026		$6,733	6,683	6,674
	Park Place Technologies (12) (15) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.40%	3/31/2025		$10,599	10,566	10,546
	Symplr Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	8.33%	11/30/2023		$2,845	2,824	2,783
	Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.33%	11/28/2025		$61,368	60,462	60,600
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,147	8,686
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.34%	3/10/2025	NOK	74,020	9,184	8,675
	Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.39%	11/17/2022		$428	418	416
	Zywave, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.58%	11/17/2022		$17,460	17,388	17,285
						High Tech Industries Total		$328,835	$328,022	32.1%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19)	Second Lien Senior Secured Loan	L+ 7.50%	9.94%	2/1/2027		$13,068	12,798	12,839
	Captain D’s LLC (3) (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.36%	12/15/2023		$695	681	677
	Captain D’s LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.89%	12/15/2023		$13,105	12,997	12,974
	K-Mac Holdings Corp. (12) (18)	Second Lien Senior Secured Loan	L+ 6.75%	9.15%	3/16/2026		$1,200	1,197	1,196
	Quidditch Acquisition, Inc. (12) (15) (19) (21) (26)	First Lien Senior Secured Loan	L+ 7.00%	9.40%	3/21/2025		$19,120	19,106	19,311
	Tacala Investment Corp. (18) (21)	Second Lien Senior Secured Loan	L+ 7.00%	9.40%	1/30/2026		$6,323	6,305	6,379
						Hotel, Gaming & Leisure Total		$53,084	$53,376	5.2%

Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.66%	12/2/2024	$4,050	4,018	4,025
	Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	8.16%	12/20/2022	$2,951	2,940	2,929
	Ansira Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	9.50%	12/20/2022	$1,643	1,643	1,643
	Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.15%	12/20/2022	$36,059	35,969	35,879
	Cambium Learning Group, Inc. (12) (18) (19) (26)	First Lien Senior Secured Loan	L+ 4.50%	7.08%	12/18/2025	$12,264	11,685	12,156
	Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	10.50%	2/28/2020	$397	352	397
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	8.50%	2/28/2020	$2,267	2,267	2,267
	Cruz Bay Publishing, Inc. (7) (15) (19) (28)	First Lien Senior Secured Loan	L+ 5.75%	8.36%	2/28/2020	$4,954	4,954	4,954
	Cruz Bay Publishing, Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	9.25%	2/28/2020	$1,654	1,654	1,654
						Media: Advertising, Printing & Publishing Total	$65,482	$65,904	6.5%

Media: Broadcasting & Subscription	Micro Holding Corp. (18) (26)	First Lien Senior Secured Loan	L+ 3.75%	6.15%	9/13/2024	$8,938	8,905	8,796
	Vital Holdco Limited (6) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	7.80%	5/2/2026	$35,357	34,485	34,473
	Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/2/2026	€7,917	8,599	8,779
						Media: Broadcasting & Subscription Total	$51,989	$52,048	5.1%

Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2022	$—	—	—
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	9.08%	6/15/2022	$15,095	15,203	15,095
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	9.08%	6/15/2022	$9,994	10,066	9,994
	Getty Images, Inc. (12) (18) (26)	First Lien Senior Secured Loan	L+ 4.50%	6.94%	2/19/2026	$22,012	21,811	21,939
	International Entertainment Investments Limited (6) (18) (21) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.66%	5/31/2023	£8,685	10,627	11,027
						Media: Diversified & Production Total	$57,707	$58,055	5.7%

Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/6/2022	$—	—	—
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	9.15%	7/6/2022	$30,258	30,258	30,258
	Calceus Acquisition, Inc. (12) (18) (26)	First Lien Senior Secured Loan	L+ 5.50%	7.94%	2/12/2025	$9,112	9,041	9,069
						Retail Total	$39,299	$39,327	3.9%

Services: Business	Advantage Sales & Marketing Inc. (12) (15) (26)	First Lien Senior Secured Loan	L+ 3.25%	5.58%	7/23/2021	$11,671	11,492	10,711
	AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	6.58%	6/16/2025	$3,914	3,901	3,882
	AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.58%	6/16/2025	$16,175	16,130	16,044
	Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.72%	9/30/2024	£10,261	13,104	12,832
	Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	1/31/2025	$—	(12)	(13)
	Hightower Holding, LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.44%	1/31/2025	$25,600	25,478	25,536
	LegalZoom.com, Inc. (18) (26)	First Lien Senior Secured Loan	L+ 4.50%	6.90%	11/21/2024	$7,880	7,806	7,934
	New Insight Holdings, Inc.(12) (15) (26)	First Lien Senior Secured Loan	L+ 5.50%	8.08%	12/20/2024	$20,425	19,968	20,400
	TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	8.40%	12/20/2022	$1,983	1,983	1,973
	TEI Holdings Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.59%	12/20/2023	$52,920	52,787	52,787
	Valet Waste Holdings, Inc (12) (18) (21) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.40%	9/29/2025	$30,503	30,434	30,408
						Services: Business Total	$183,071	$182,494	17.9%

Services: Consumer	GI Chill Acquisition LLC (18) (21) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.32%	8/6/2025	$11,895	11,858	11,895
	Pearl Intermediate Parent LLC (18) (26)	Second Lien Senior Secured Loan	L+ 6.25%	8.65%	2/13/2026	$2,571	2,589	2,513
	Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.80%	5/11/2026	£5,000	6,127	6,158
	The Knot Worldwide Inc. (18) (19) (21) (26)	Second Lien Senior Secured Loan	L+ 8.25%	10.65%	12/21/2026	$6,187	6,130	6,179
	The Knot Worldwide Inc. (12) (18) (19) (26)	First Lien Senior Secured Loan	L+ 4.50%	6.90%	12/19/2025	$15,389	15,428	15,446
	Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.72%	9/11/2024	£6,011	7,712	7,441
	Trident LS Merger Sub Corp (12) (18)	Second Lien Senior Secured Loan	L+ 7.50%	9.90%	5/1/2026	$2,246	2,226	2,237
						Services: Consumer Total	$52,070	$51,869	5.1%

Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (26)	First Lien Senior Secured Loan	L+ 4.50%	6.94%	4/30/2026	$6,483	6,451	6,507
	Horizon Telcom, Inc. (3) (12) (15) (19) (21)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.50%	6.91%	6/15/2023	$250	232	233
	Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2023	$—	(3)	(12)
	Horizon Telcom, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.94%	6/15/2023	$13,799	13,628	13,661
	Masergy Holdings, Inc. (15) (26)	Second Lien Senior Secured Loan	L+ 7.50%	9.83%	12/16/2024	$857	863	844
	Masergy Holdings, Inc. (15) (26)	First Lien Senior Secured Loan	L+ 3.25%	5.58%	12/15/2023	$683	680	673
						Telecommunications Total	$21,851	$21,906	2.1%

Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.27%	5/5/2025	$687	563	550
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.27%	5/5/2025	$44,197	43,294	43,202
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.08%	5/5/2025	$2,479	2,427	2,423
	ARL Holdings, LLC. (14) (19)	Equity Interest	—	—	—	$—	397	397
	ARL Holdings, LLC. (14) (19)	Equity Interest	—	—	—	$8	8	8
	ENC Holding Corporation (12) (18) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.33%	5/30/2025	$10,321	10,307	10,218
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	—	—	—	$1,011	1,011	1,122
	Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	—	$6	615	646
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	—	—	—	$122	—	134
	Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	9/30/2024	$—	2	—
	Grammer Purchaser, Inc. (12) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	6.95%	9/30/2024	$10,258	10,093	10,258
	Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.90%	1/19/2024	$15,000	14,737	14,775
	PS HoldCo, LLC (12) (15) (26)	First Lien Senior Secured Loan	L+ 4.75%	7.15%	3/13/2025	$23,395	23,385	23,205
	Toro Private Investments II, L.P. (6) (14) (19)	Equity Interest	—	—	—	$3,090	3,090	3,090
						Transportation: Cargo Total	$109,929	$110,028	10.8%

Transportation: Consumer	Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/1/2021	$—	—	—
	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.99%	12/1/2021	$1,043	1,043	1,043
	Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.50%	8.90%	12/1/2021	$49,921	49,921	49,921
	Toro Private Holdings III, Ltd (6) (12) (18) (26)	Second Lien Senior Secured Loan	L+ 9.00%	11.54%	5/28/2027	$8,998	8,489	8,683
						Transportation: Consumer Total	$59,453	$59,647	5.8%

Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	—	7.75%	6/15/2025	$13,478	12,539	10,378
						Utilities: Electric Total	$12,539	$10,378	1.0%

Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	—	—	—	$2	1,800	1,717
	Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(36)	(21)
	Abracon Group Holding, LLC. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.08%	7/18/2024	$36,185	36,007	35,914
	Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.25%	9.75%	8/28/2024	$339	293	279
	Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.65%	8/28/2024	$24,411	23,996	23,984

Armor Group, LP (14) (19) (25)	Equity Interest	—	—	—	$10	1,012	1,152
PetroChoice Holdings, Inc. (12) (15) (26)	First Lien Senior Secured Loan	L+ 5.00%	7.57%	8/19/2022	$10,000	9,904	9,981
PetroChoice Holdings, Inc. (15) (26)	First Lien Senior Secured Loan	L+ 5.00%	7.58%	8/19/2022	$3,610	3,581	3,604
PT Holdings, LLC (12) (15) (26)	First Lien Senior Secured Loan	L+ 4.00%	6.33%	12/9/2024	$21,562	21,528	20,897
Specialty Building Products Holdings, LLC (12) (18) (26)	First Lien Senior Secured Loan	L+ 5.75%	8.15%	10/1/2025	$16,902	16,806	16,849
SRS Distribution Inc. (18) (21) (26)	First Lien Senior Secured Loan	L+ 3.25%	5.65%	5/23/2025	$18,900	18,458	18,167
					Wholesale Total	$133,349	$132,523	13.0%
					Non-Controlled/Non-Affiliate Investments Total	$2,372,619	$2,360,349	231.1%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	—	—	—	$6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.7%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.7%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19)	Preferred Equity	—	16.00%	—	$11,706	11,702	11,706
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	8.83%	7/1/2025	$27,435	26,605	26,612
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$11,863	11,863	14,350
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$1,116	1,116	1,334
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	—	10.00%	6/2/2022	$6,344	6,344	6,344
							Aerospace & Defense Total	$57,630	$60,346	5.9%
							Controlled Affiliate Investments Total	$57,630	$60,346	5.9%
							Investments Total	$2,436,969	$2,427,415	237.7%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	2.26%	—	$68,601	68,601	68,601
		Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	2.31%	—	$58,878	58,878	58,878
							Cash Equivalents Total	$127,479	$127,479	12.5%
							Investments and Cash Equivalents Total	$2,564,448	$2,554,894	250.2%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$463
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	(167)
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	190
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	(155)
US DOLLARS 412	POUND STERLING 310	Citibank	9/21/2020	(12)
US DOLLARS 3,001	AUSTRALIAN DOLLARS 4,290	Goldman Sachs	6/15/2020	(32)
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	(55)
US DOLLARS 53,994	EURO 46,450	Goldman Sachs	6/15/2020	(253)
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	(73)
US DOLLARS 8,590	NORWEGIAN KRONE 74,020	Goldman Sachs	9/20/2019	(111)
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	378
				$173

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime and the current weighted average interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,021,202 as of June 30, 2019.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, non-qualifying assets totaled 10.6% of the Company’s total assets.

(7) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution LLC. See Note 6  “Borrowings”.

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

(13) $207 of the total par amount for this security is at P+ 3.75%.

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

(23) $154 of the total par amount for this security is at P+ 4.50%.

(24) $155 of the total par amount for this security is at P+ 3.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $51,570 or 5.05% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
CB Titan Holdings, Inc. - Preferred Equity	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrants	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
FCG Acquisitions, Inc. - Preferred equity	1/24/2019
WCI-HSG HOLDCO, LLC - Preferred equity	2/22/2019
Toro Private Investments II, L.P.	3/19/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ACC Holdco, LLC. - Equity Interest	6/28/2019

(26) Assets or a portion thereof are pledged as collateral for the Citibank Revolving Credit Agreement. See Note 6  “Borrowings”.

(27) $30 of the total par amount for this security is at P+ 3.00%.

(28) $58 of the total par amount for this security is at P+ 4.75%.

(29) $19 of the total par amount for this security is at P+ 5.75%.

(30) $50 of the total par amount for this security is at P+ 3.00%.

(31) $34 of the total par amount for this security is at P+ 5.00%.

(32) $110 of the total par amount for this security is at P+ 5.00%.

(33) $669 of the total par amount for this security is at P+ 4.50%.

(34) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6  “Borrowings”.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2018

(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	API Technologies Corp. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	4/22/2024	$—	(46)	(11)
		Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.85%	10/9/2026	$6,540	6,475	6,475
		Forming & Machining Industries Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.85%	10/9/2025	$14,937	14,863	14,713
		Jazz Acquisition, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.55%	6/20/2022	$15,000	14,396	14,136
		Novetta, LLC (12) (15)	First Lien Senior Secured Loan	L+ 5.00%	7.53%	10/17/2022	$3,815	3,750	3,738
		Salient CRGT, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.27%	2/28/2022	$13,086	13,155	12,890
		StandardAero Aviation Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	7/7/2022	$19,771	19,870	19,583
		TECT Power Holdings, LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	11.02%	12/27/2021	$14,758	14,538	14,906
		WP CPP Holdings, LLC. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.28%	4/30/2025	$4,715	4,704	4,562
		WP CPP Holdings, LLC. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.75%	10.28%	4/30/2026	$11,724	11,608	11,533
							Aerospace & Defense Total	$103,313	$102,525	10.2%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	(9)	—
		CST Buyer Company (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	3/1/2023	$9,310	9,208	9,310
		OEConnection LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.53%	11/22/2024	$14,079	14,009	13,762
		OEConnection LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.53%	11/24/2025	$6,313	6,274	6,265
							Automotive Total	$29,482	$29,337	2.9%

	Banking	Transaction Network Services, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.71%	8/14/2022	$13,394	13,260	13,235
							Banking Total	$13,260	$13,235	1.3%

	Beverage, Food & Tobacco	GOBP Holdings, Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.55%	10/22/2025	$16,632	16,621	16,217
		Hearthside Food Solutions, LLC	Corporate Bond	—	8.50%	6/1/2026	$10,000	9,793	8,000
		NPC International, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	4/19/2024	$4,987	5,020	4,676
							Beverage, Food & Tobacco Total	$31,434	$28,893	2.9%

	Capital Equipment	Dorner Manufacturing Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	10.00%	3/15/2022	$55	37	55
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.55%	3/15/2023	$7,986	7,878	7,986
		DXP Enterprises, Inc. (6) (12) (15)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	8/29/2023	$5,178	5,134	5,158
		EXC Holdings III Corp. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.85%	12/1/2025	$8,240	8,254	7,870
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	—	—
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,313	6,949
		Wilsonart LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	6.06%	12/19/2023	$15,393	15,438	14,778
							Capital Equipment Total	$44,054	$42,796	4.3%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	8/1/2021	$—	—	—
		ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	11/20/2023	$505	503	493

	ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	11/20/2023	$656	654	642
	Niacet b.v. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,777	4,044	4,304
	Niacet Corporation (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	7.02%	2/1/2024	$2,173	2,156	2,162
	Plaskolite, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.69%	12/15/2025	$12,030	11,790	11,910
	PRCC Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	2/1/2021	$—	—	—
						Chemicals, Plastics & Rubber Total	$19,147	$19,511	1.9%

Construction & Building	Bolt Infrastructure Merger Sub, Inc. (12) (15)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	6/21/2024	$2,670	2,662	2,617
	Chase Industries, Inc. (3) (15) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 4.00%	6.82%	5/12/2025	$199	182	169
	Chase Industries, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.61%	5/11/2025	$11,921	11,863	11,826
	Crown Subsea (12) (18) (21)	First Lien Senior Secured Loan	L+ 6.00%	8.35%	11/2/2025	$13,400	13,201	12,931
	PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	—	—	—	$1	1,352	1,352
	Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/20/2024	$—	(76)	(77)
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€2,557	2,785	2,928
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€829	941	949
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€7,760	8,330	8,887
						Construction & Building Total	$41,240	$41,582	4.2%

Consumer Goods: Durable	Home Franchise Concepts, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/9/2024	$—	(16)	(25)
	New Milani Group LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.77%	6/6/2024	$17,273	17,114	17,273
	Stanton Carpet Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	11/21/2022	$—	—	—
						Consumer Goods: Durable Total	$17,098	$17,248	1.7%

Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.79%	11/2/2021	$459	425	445
	FineLine Technologies, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	7.06%	11/2/2022	$31,703	31,466	31,545
	Kronos Acquisition Holdings Inc.	Corporate Bond	—	9.00%	8/15/2023	$10,000	9,356	7,700
	Kronos Acquisition Holdings Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	5/15/2023	$13,181	13,142	12,522
	MND Holdings III Corp (15) (19) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.30%	6/19/2024	$13,767	13,815	13,560
	Solaray, LLC (3) (15) (19) (23)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.69%	9/9/2022	$5,667	5,605	5,667
						Consumer Goods: Non-Durable Total	$73,809	$71,439	7.1%

Containers, Packaging & Glass	BWAY Holding Company	Corporate Bond	—	7.25%	4/15/2025	$10,000	9,755	9,012
	BWAY Holding Company (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.66%	4/3/2024	$12,812	12,836	12,100
	Technimark LLC (12) (18)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	8/8/2025	$2,826	2,823	2,784
	Terminator Bidco AS (6) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.80%	5/22/2022	$15,100	14,798	14,798
						Containers, Packaging & Glass Total	$40,212	$38,694	3.9%

Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	7/2/2025	$19,953	19,938	19,853
	Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.52%	7/2/2026	$2,480	2,430	2,430
						Energy: Electricity Total	$22,368	$22,283	2.2%

Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.25%	7/2/2024	$931	866	931
	Blackbrush Oil & Gas, L.P. (12) (15) (21)	First Lien Senior Secured Loan	L+ 8.00%	10.89%	2/9/2024	$31,200	30,675	30,264
						Energy: Oil & Gas Total	$31,541	$31,195	3.1%

Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	9.14%	9/30/2022	£13,062	16,489	16,482
						Environmental Industries Total	$16,489	$16,482	1.6%

FIRE: Finance	Badger Merger Sub, Inc. (12) (18)	First Lien Senior Secured Loan	L+ 3.75%	6.54%	9/12/2025	$3,642	3,624	3,560
						FIRE: Finance Total	$3,624	$3,560	0.4%

FIRE: Insurance	Alliant Holdings Intermediate, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.21%	5/9/2025		$16,598	16,650	15,735
	Margaux Acquisition, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	10.50%	12/19/2024		$616	558	558
	Margaux UK Finance Limited (2) (3) (5) (6) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(13)	(13)
	Wink Holdco, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.28%	12/1/2025		$13,638	13,578	12,887
	Wink Holdco, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	12/2/2024		$12,568	12,514	11,939
						FIRE: Insurance Total		$43,287	$41,106	4.1%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,714	10,650
						FIRE: Real Estate Total		$10,714	$10,650	1.1%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	11.21%	6/26/2026		$15,601	15,235	14,821
	Solenis International LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	6/26/2025		$7,335	7,280	7,082
						Forest Products & Paper Total		$22,515	$21,903	2.2%

Healthcare & Pharmaceuticals	Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.93%	10/17/2022		$38	19	33
	Clinical Innovations, LLC (12) (15) (19) (21) (22)	First Lien Last Out	L+ 5.50%	8.02%	10/17/2023		$11,028	10,817	10,973
	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	—	—	—		$1,953	1,953	2,207
	Concentra Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 6.50%	8.88%	6/1/2023		$14,105	13,861	14,052
	Datix Bidco Limited (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	10/28/2024		£—	(25)	(19)
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.68%	4/27/2026		£12,134	16,272	15,311
	Datix Bidco Limited (6) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	6.57%	4/28/2025	AUD	4,212	3,197	2,922
	Drive DeVilbiss (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	8.30%	1/3/2023		$8,529	7,867	7,399
	Genesis Supply Acquisition Co. (19)	Subordinated Debt	—	9.50%	4/23/2021		$25,000	25,000	25,000
	Great Expressions Dental Centers PC (3) (13) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	8.70%	9/28/2022		$954	943	936
	Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	7.63%	9/28/2023		$7,982	7,894	7,862
	Island Medical Management Holdings, LLC (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	9.02%	9/1/2022		$9,268	9,158	8,619
	TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.89%	11/1/2024		$9,472	9,263	9,472
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.77%	6/23/2025		$16,520	16,313	16,520
	U.S. Anesthesia Partners, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	6/24/2024		$4,641	4,573	4,458
						Healthcare & Pharmaceuticals Total		$127,105	$125,745	12.6%

High Tech Industries	Caliper Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	8.04%	11/30/2023		$124	88	87
	CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/24/2023		$—	(19)	—
	CMI Marketing Inc (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	5/24/2024		$15,411	15,271	15,411
	Drilling Info Holdings, Inc (2) (3) (5) (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	7/30/2025		$—	(7)	(13)
	Drilling Info Holdings, Inc (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.77%	7/30/2025		$20,178	20,094	20,102
	Element Buyer, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/19/2024		$—	(59)	(32)
	Elo Touch Solutions, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 6.50%	9.28%	12/7/2025		$18,943	17,996	18,256
	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,060	12,631
	Impala Private Investments, LLC (14) (19) (25)	Equity Interest	—	—	—		$1,500	—	126
	Lighthouse Network, LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.03%	12/2/2024		$16,088	16,024	16,008
	Netsmart Technologies, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	4/19/2023		$21,623	21,657	21,352
	Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	10.03%	10/19/2023		$2,749	2,749	2,735
	Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.52%	3/30/2026		$6,733	6,684	6,598

	Park Place Technologies (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	3/31/2025		$10,324	10,293	10,118
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	12.27%	4/20/2023		$8,000	7,982	7,760
	Qlik Technologies (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	5.94%	4/26/2024		$22,725	22,666	22,015
	SolarWinds Holdings, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.27%	2/5/2024		$14,763	14,845	14,228
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 5.00%	5.75%	3/8/2025	DKK	56,999	9,134	8,743
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 5.00%	6.28%	3/8/2025	NOK	74,020	9,174	8,558
	Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.52%	11/17/2022		$767	755	767
	Zywave, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	11/17/2022		$17,549	17,458	17,549
						High Tech Industries Total		$205,845	$202,999	20.3%

Hotel, Gaming & Leisure	Aimbridge Hospitality LP (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	6/22/2022		$4,264	4,206	4,264
	Aimbridge Hospitality LP (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/22/2022		$—	(15)	—
	Aimbridge Hospitality LP (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	6/22/2022		$25,584	25,251	25,584
	Captain D’s LLC (3) (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	8.15%	12/15/2023		$788	773	756
	Captain D’s LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.30%	12/15/2023		$13,389	13,269	13,154
	K-Mac Holdings Corp. (12) (18)	Second Lien Senior Secured Loan	L+ 6.75%	9.25%	3/16/2026		$3,200	3,193	3,024
	NPC International, Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	10.02%	4/18/2025		$9,159	9,194	8,655
	Quidditch Acquisition, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	9.47%	3/21/2025		$15,903	15,859	15,824
	Tacala Investment Corp. (18) (21)	Second Lien Senior Secured Loan	L+ 7.00%	9.52%	1/30/2026		$6,323	6,306	6,039
	Tacala Investment Corp. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	1/31/2025		$3,504	3,451	3,383
						Hotel, Gaming & Leisure Total		$81,487	$80,683	8.1%

Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	9.50%	12/20/2022		$1,643	1,643	1,643
	Cambium Learning Group, Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.02%	12/18/2025		$12,325	11,709	11,771
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	8.50%	6/6/2019		$2,267	2,267	2,267
	Learfield Communications LLC (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.78%	12/2/2024		$4,050	4,016	4,050
						Media: Advertising, Printing & Publishing Total		$19,635	$19,731	2.0%

Media: Broadcasting & Subscription	Micro Holding Corp. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.25%	9/13/2024		$21,931	21,868	20,945
						Media: Broadcasting & Subscription Total		$21,868	$20,945	2.1%

Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2022		$—	—	—
	Getty Images, Inc. (21) (26)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	10/18/2019		$19,947	19,744	19,420
	International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.65%	5/31/2023		£8,686	10,620	11,071
						Media: Diversified & Production Total		$30,364	$30,491	3.0%

Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/6/2022		$—	—	—
	CH Hold Corp. (12) (15)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	2/1/2024		$1,498	1,495	1,485
	CH Hold Corp. (12) (15)	Second Lien Senior Secured Loan	L+ 7.25%	9.77%	2/3/2025		$1,215	1,211	1,209
	CVS Holdings I, LP (12) (15) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.28%	2/6/2025		$14,912	14,893	14,167
	CVS Holdings I, LP (15) (19) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.28%	2/6/2026		$14,110	14,120	13,334
	Eyemart Express LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.46%	8/5/2024		$11,506	11,544	11,189
						Retail Total		$43,263	$41,384	4.1%

	Services: Business	Advantage Sales & Marketing Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	7/23/2021	$15,743	15,500	13,972
		AMCP Clean Acquisition Company, LLC (3) (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 4.25%	6.93%	6/16/2025	$1,489	1,483	1,432
		AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	7.05%	6/16/2025	$15,773	15,725	15,537
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.98%	9/30/2024	£10,261	13,081	12,719
		Lakeland Tours, LLC (12) (15)	First Lien Senior Secured Loan	L+ 4.00%	6.79%	12/16/2024	$2,887	2,878	2,820
		LegalZoom.com, Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.00%	11/21/2024	$15,839	15,735	15,601
		New Insight Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	8.02%	12/20/2024	$20,529	20,041	20,349
		Sovos Compliance, LLC (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 6.00%	8.52%	3/1/2022	$3,958	3,958	3,910
		Sovos Compliance, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2022	$—	(10)	(15)
		Sovos Compliance, LLC (12) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.52%	3/1/2022	$8,601	8,541	8,515
		TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	10.50%	12/20/2022	$708	708	666
		Valet Waste Holdings, Inc (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	9/29/2025	$28,761	28,686	28,402
		XO Management Holding Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.49%	12/4/2021	$12,355	11,490	11,490
							Services: Business Total	$137,816	$135,398	13.5%

	Services: Consumer	GI Chill Acquisition LLC (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	8/6/2025	$11,464	11,441	11,464
		McKissock, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 2.25%	7.68%	8/5/2021	$992	992	992
		Pearl Intermediate Parent LLC (18) (21)	Second Lien Senior Secured Loan	L+ 6.25%	8.75%	2/13/2026	$2,571	2,590	2,544
		Trident LS Merger Sub Corp (12) (18)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	5/1/2025	$4,186	4,177	4,102
		Trident LS Merger Sub Corp (12) (18)	Second Lien Senior Secured Loan	L+ 7.50%	10.02%	5/1/2026	$2,246	2,225	2,221
		Travel Leaders Group, LLC (12) (18)	First Lien Senior Secured Loan	L+ 4.00%	6.46%	1/25/2024	$528	527	524
		WeddingWire, Inc. (18) (21)	Second Lien Senior Secured Loan	L+ 8.25%	11.04%	12/21/2026	$6,187	6,125	6,156
		WeddingWire, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.29%	12/19/2025	$13,218	13,251	13,020
							Services: Consumer Total	$41,328	$41,023	4.1%

	Telecommunications	Horizon Telcom, Inc. (2) (3) (5) (12) (15) (19) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	6/15/2023	$—	(19)	(26)
		Horizon Telcom, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.85%	6/15/2023	$13,869	13,712	13,661
		Horizon Telcom, Inc. (2) (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2023	$—	—	(17)
		Masergy Holdings, Inc. (15)	Second Lien Senior Secured Loan	L+ 7.50%	10.31%	12/16/2024	$857	863	840
		Masergy Holdings, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	6.05%	12/15/2023	$686	684	664
							Telecommunications Total	$15,240	$15,122	1.5%

	Transportation: Cargo	Direct ChassisLink, Inc. (12) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 6.00%	8.53%	6/15/2023	$27,685	27,631	26,716
		ENC Holding Corporation (2) (3) (5) (18)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	5/30/2025	$—	(1)	(9)
		ENC Holding Corporation (12) (18) (27)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	5/30/2025	$9,775	9,761	9,628
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	—	—	—	$600	600	600
		Grammer Investment Holdings LLC (14) (19) (25)	Preferred Equity	10% PIK	10.00%	—	$6	600	600
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	—	—	—	$122	—	—
		Grammer Purchaser, Inc. (3) (15) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	7.27%	9/30/2024	$105	106	89
		Grammer Purchaser, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	9/30/2024	$10,500	10,332	10,342
		Omni Logistics, LLC (15) (19) (21)	Subordinated Debt	L+ 11.50%	14.02%	1/19/2024	$15,000	14,711	14,625
		PS HoldCo, LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.28%	3/13/2025	$21,459	21,458	20,922
							Transportation: Cargo Total	$85,198	$83,513	8.3%

	Transportation: Consumer	Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/1/2021	$—	—	—
							Transportation: Consumer Total	$—	$—	0.0%

	Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	—	7.75%	6/15/2025	$13,478	12,483	10,311
							Utilities: Electric Total	$12,483	$10,311	1.0%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	—	—	—	$2	1,800	1,992
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(39)	(28)
		Aramsco, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.77%	8/28/2024	$226	177	133
		Armor Group, LP (14) (19) (25)	Equity Interest	—	—	—	$10	1,012	1,009
		PetroChoice Holdings, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.53%	8/22/2022	$3,638	3,603	3,602
		PT Holdings, LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	12/9/2024	$21,671	21,631	21,184
		Specialty Building Products Holdings, LLC (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.27%	10/1/2025	$16,944	16,841	16,436
		SRS Distribution Inc. (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	5/23/2025	$20,000	19,505	18,725
							Wholesale Total	$64,530	$63,053	6.3%
							Non-Controlled/Non-Affiliate Investments Total	$1,449,749	$1,422,837	142.0%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	—	—	—	$6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.7%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.7%

Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$11,863	11,863	13,480
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$731	731	1,243
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	—	10.00%	6/2/2022	$4,163	4,163	4,163
		BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	First Lien Senior Secured Loan - Unfunded Commitment	—	—	6/2/2022	$—	—	—
							Aerospace & Defense Total	$16,757	$18,886	1.9%

	Investment Vehicles	Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	Investment Vehicle	—	—	—	$279,891	279,891	279,363
							Investment Vehicles Total	$279,891	$279,363	27.9%
							Controlled Affiliate Investments Total	$296,648	$298,249	29.8%
							Investments Total	$1,753,117	$1,727,806	172.5%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	2.52%	—	$877	877	877
							Cash Equivalents Total	$877	$877	0.1%
							Investments and Cash Equivalents Total	$1,753,994	$1,728,683	172.6%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$355
U.S. DOLLARS 27,914	EURO 22,118	Bank of New York Mellon	1/18/2019	2,185
U.S. DOLLARS 11,541	POUND STERLING 8,262	Bank of New York Mellon	1/18/2019	445
U.S. DOLLARS 12,042	EURO 10,080	Bank of New York Mellon	6/21/2019	344
U.S. DOLLARS 10,065	DANISH KRONE 59,805	Citibank	1/18/2019	568
U.S. DOLLARS 9,957	NORWEGIAN KRONE 77,560	Citibank	1/18/2019	335
U.S. DOLLARS 3,169	AUSTRALIAN DOLLARS 4,127	Citibank	4/11/2019	82
U.S. DOLLARS 13,192	POUND STERLING 9,260	Citibank	4/11/2019	699
U.S. DOLLARS 412	POUND STERLING 310	Citibank	9/21/2020	(7)
U.S. DOLLARS 3,578	POUND STERLING 2,630	Goldman Sachs	4/11/2019	214
U.S. DOLLARS 3,091	AUD 4,130	Goldman Sachs	6/14/2019	176
U.S. DOLLARS 8,938	DANISH KRONE 55,570	Goldman Sachs	6/14/2019	291
U.S. DOLLARS 11,719	EURO 9,790	Goldman Sachs	6/14/2019	365
U.S. DOLLARS 60,094	POUND STERLING 44,750	Goldman Sachs	6/14/2019	2,679
U.S. DOLLARS 8,994	NORWEGIAN KRONE 72,170	Goldman Sachs	6/14/2019	591
				$9,322

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

(4) Percentages are based on the Company’s net assets of $1,001,629 as of December 31, 2018.

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

(13) $690 of the total par amount for this security is at P+ 3.75%.

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

(23) $2,267 of the total par amount for this security is at P+ 3.50%.

(24) $472 of the total par amount for this security is at P+ 3.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $308,692 or 30.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
Antares Bain Capital Complete Financing Solution LLC - Investment Vehicle	11/29/2017
CB Titan Holdings, Inc. - Equity Interest	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrants	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018

(26) Loan includes interest rate floor of 1.25%.

See Notes to Consolidated Financial Statements

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated, and intends to operate in a manner so as to continuously qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing concurrently with its election to be treated as a BDC. The Company is externally managed by BCSF Advisors, LP (the “Advisor” or “BCSF Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCSF Advisors”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC and BCC Middle Market CLO 2018-1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Commitment fees are recorded on an accrual basis and recognized as interest income. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2019 and December 31, 2018, no loans or debt securities had been placed on non-accrual status.

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who elected to “opt in” to the Company’s dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents consist of deposits held at custodian banks and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value. The Company may deposit its cash and cash equivalents in financial institutions and, at certain times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Cash equivalents are presented separately on the consolidated schedules of investments. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files the tax return for the tax year ending December 31, 2019. The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC; BCSF II-C, LLC; BCSF CFSH, LLC; BCSF CFS, LLC; and BCC Middle Market CLO 2018-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2019, the tax years that remain subject to examination are from the inception on October 5, 2015 forward.

Recent Accounting Pronouncements

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2019 (with corresponding percentage of total portfolio investments):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,118,201	86.9%	$2,112,729	87.0%
First Lien Last Out Loans	27,882	1.1	28,181	1.2
Second Lien Senior Secured Loans	196,831	8.1	192,007	7.9
Subordinated Debt	14,737	0.6	14,775	0.6
Corporate Bonds	31,754	1.3	28,153	1.2
Equity Interests	28,368	1.2	31,456	1.3
Preferred Equity	19,196	0.8	19,980	0.8
Warrants	—	0.0	134	0.0
Total	$2,436,969	100.0%	$2,427,415	100.0%

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,074,413	61.3%	$1,058,839	61.3%
First Lien Last Out Loans	27,325	1.5	27,488	1.6
Second Lien Senior Secured Loans	263,759	15.0	258,139	14.9
Subordinated Debt	39,711	2.3	39,625	2.3
Corporate Bonds	41,387	2.4	35,023	2.0
Investment Vehicles (1)	279,891	16.0	279,363	16.2
Equity Interests	24,078	1.4	26,522	1.5
Preferred Equity	2,553	0.1	2,807	0.2
Warrants	—	0.0	—	0.0
Total	$1,753,117	100.0%	$1,727,806	100.0%

(1)                                      Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2019 (with corresponding percentage of total portfolio investments):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,191,122	89.9%	$2,183,219	89.9%
United Kingdom	126,701	5.2	125,595	5.2
Germany	24,012	1.0	24,439	1.0
Ireland	20,439	0.8	20,747	0.8
Sweden	18,331	0.8	17,361	0.7
Norway	14,841	0.6	15,100	0.6
France	13,082	0.5	12,581	0.5
Netherlands	11,274	0.5	11,026	0.5
Luxembourg	8,489	0.3	8,683	0.4
Jersey	8,678	0.4	8,664	0.4
Total	$2,436,969	100.0%	$2,427,415	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States (1)	$1,613,203	92.0%	$1,589,936	92.0%
United Kingdom	59,621	3.4	58,473	3.4
Ireland	22,770	1.3	23,414	1.4
Sweden	18,308	1.0	17,301	1.0
Norway	14,798	0.9	14,798	0.9
France	13,060	0.7	12,631	0.7
Netherlands	11,357	0.7	11,253	0.6
Total	$1,753,117	100.0%	$1,727,806	100.0%

(1)                                     Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2019 (with corresponding percentage of total portfolio investments):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$328,835	13.5%	$328,022	13.5%
Healthcare & Pharmaceuticals	215,275	8.8	211,466	8.7
Consumer Goods: Non-Durable	212,324	8.7	211,445	8.7
Aerospace & Defense	185,097	7.6	187,098	7.7
Services: Business	183,071	7.5	182,494	7.5
Capital Equipment	134,012	5.5	133,982	5.5
Wholesale	133,349	5.5	132,523	5.5
Transportation: Cargo	109,929	4.5	110,028	4.5
Consumer Goods: Durable	77,792	3.2	77,609	3.2
Energy: Oil & Gas	76,157	3.1	76,449	3.2
Chemicals, Plastics & Rubber	73,882	3.0	74,384	3.1
Construction & Building	71,280	2.9	71,935	3.0
Media: Advertising, Printing & Publishing	65,482	2.7	65,904	2.7
Transportation: Consumer	59,453	2.5	59,647	2.5
FIRE: Insurance(1)	59,156	2.4	59,278	2.5
Media: Diversified & Production	57,707	2.4	58,055	2.4
Hotel, Gaming & Leisure	53,084	2.2	53,376	2.2
Media: Broadcasting & Subscription	51,989	2.1	52,048	2.2
Services: Consumer	52,070	2.1	51,869	2.1
Retail	39,299	1.6	39,327	1.6
Automotive	26,398	1.1	26,449	1.1
Beverage, Food & Tobacco	30,716	1.3	25,325	1.0
Forest Products & Paper	23,512	1.0	23,591	1.0
Energy: Electricity	22,270	0.9	22,233	0.9
Telecommunications	21,851	0.9	21,906	0.9
Banking	18,158	0.8	18,168	0.7
Environmental Industries	16,685	0.7	16,749	0.7
Containers, Packaging & Glass	14,841	0.6	15,100	0.6
FIRE: Real Estate(1)	10,756	0.4	10,577	0.4
Utilities: Electric	12,539	0.5	10,378	0.4
Total	$2,436,969	100.0%	$2,427,415	100.0%

(1)                                     Finance, Insurance, and Real Estate (“FIRE”).

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$279,891	16.0%	$279,363	16.2%
High Tech Industries	205,845	11.7	202,999	11.7
Services: Business	137,816	7.9	135,398	7.8
Healthcare & Pharmaceuticals	127,105	7.3	125,745	7.3
Aerospace & Defense	120,070	6.8	121,411	7.0
Transportation: Cargo	85,198	4.9	83,513	4.8
Hotel, Gaming & Leisure	81,487	4.6	80,683	4.7
Consumer Goods: Non-Durable	73,809	4.2	71,439	4.1
Wholesale	64,530	3.7	63,053	3.6
Capital Equipment	44,054	2.5	42,796	2.5
Construction & Building	41,240	2.4	41,582	2.4
Retail	43,263	2.5	41,384	2.4
FIRE: Insurance (2)	43,287	2.5	41,106	2.4
Services: Consumer	41,328	2.4	41,023	2.4
Containers, Packaging & Glass	40,212	2.3	38,694	2.2
Beverage, Food & Tobacco	38,154	2.2	35,613	2.1
Energy: Oil & Gas	31,541	1.8	31,195	1.8
Media: Diversified & Production	30,364	1.7	30,491	1.8
Automotive	29,482	1.7	29,337	1.7
Energy: Electricity	22,368	1.3	22,283	1.3
Forest Products & Paper	22,515	1.3	21,903	1.3
Media: Broadcasting & Subscription	21,868	1.2	20,945	1.2
Media: Advertising, Printing & Publishing	19,635	1.1	19,731	1.1
Chemicals, Plastics & Rubber	19,147	1.1	19,511	1.1
Consumer Goods: Durable	17,098	0.9	17,248	1.0
Environmental Industries	16,489	0.9	16,482	1.0
Telecommunications	15,240	0.9	15,122	0.9
Banking	13,260	0.7	13,235	0.8

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
FIRE: Real Estate (2)	10,714	0.6	10,650	0.6
Utilities: Electric	12,483	0.7	10,311	0.6
FIRE: Finance (2)	3,624	0.2	3,560	0.2
Total	$1,753,117	100.0%	$1,727,806	100.0%

(1)             Represents equity investment in ABCS.

(2)             Finance, Insurance, and Real Estate (“FIRE”).

Antares Bain Capital Complete Financing Solution

Prior to April 30, 2019, the Company was party to a limited liability company agreement with Antares Midco Inc. (“Antares”) pursuant to which it invested in ABC Complete Financing Solution LLC, which made investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS’ principal purpose was to make investments, primarily in senior secured unitranche loans. The Company recorded its investment in ABCS at fair value. Distributions of income received from ABCS, if any, were recorded as dividend income from controlled affiliate investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, were recorded as a return of capital and reduced the amortized cost of controlled affiliate investments.

The Company and Antares, as members of ABCS, agreed to contribute capital up to (subject to the terms of their agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with the Company and Antares contributing up to $425.0 million and $525.0 million, respectively. Funding of such commitments generally required the consent of both Antares Credit Opportunities Manager LLC and the Advisor on behalf of Antares and the Company, respectively. ABCS was capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions were funded after they had been approved.

Investment decisions of ABCS required the consent of both the Advisor and Antares Credit Opportunities Manager LLC, as representatives of the Company and Antares, respectively. Each of the Advisor and Antares sourced investments for ABCS.

On April 30, 2019, the Company formed BCSF Complete Financing Solution Holdco, LLC (“BCSF CFSH, LLC”) and BCSF Complete Financing Solution, LLC (“BCSF Unitranche” or “BCSF CFS, LLC”), wholly-owned, newly-formed, subsidiaries. The Company received its proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. The Company also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, the Company recognized a realized gain of $0.3 million. The Company is no longer a member of ABCS. The distribution of assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto.

In conjunction with the distribution from ABCS, on April 30, 2019, BCSF CFS, LLC entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. On the date of the ABCS distribution, the Company had $577.5 million outstanding on the JPM Credit Facility. See Note 6 for additional information on the JPM Credit Facility.

Below is selected balance sheet information for ABCS as of December 31, 2018:

Selected Balance Sheet Information

As of December 31, 2018
Loans, net of allowance of $17,616 (1)	$1,616,795
Cash, restricted cash and other assets	52,240
Total assets	$1,669,035
Debt (2)	$1,027,615
Other liabilities	30,762
Total liabilities	$1,058,377
Members’ equity	610,658
Total liabilities and members’ equity	$1,669,035

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

(2)                                     Net of $3.6 million deferred financing costs for the ABCS Facility, December 31, 2018.

Below is selected statements of operations information for the three and six months ended June 30, 2019 and 2018:

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019 (1)	June 30, 2018	June 30. 2019	June 30, 2018
Interest Income	$14,583	$23,210	$53,494	$43,128
Fee income	29	867	217	947
Total revenues	14,612	24,077	53,711	44,075
Credit facility expenses	5,748	10,813	22,008	19,720
Other fees and expenses	1,595	1,130	6,661	2,478
Total expenses	7,343	11,943	28,669	22,198
Net investment income	7,269	12,134	25,042	21,877
Net increase in members’ capital from operations	$7,269	$12,134	$25,042	$21,877

(1)                                     The ABCS distribution was effective April 30, 2019.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2018

(In Thousands)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878	$11,878	$11,878
Total Chemicals, Plastics & Rubber					11,878	11,878
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680	26,389	26,547
Solaray, LLC (3)	—	—	9/9/2023	$—	—	(33)
Total Consumer Goods: Non-Durable					26,389	26,514
FIRE: Insurance
Margaux Acquisition Inc. (3)	—	—	12/19/2024	$—	—	(417)
Total FIRE: Insurance					—	(417)
High Tech Industries
Element Buyer, Inc. (3)	—	—	7/19/2025	$—	—	(133)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600	7,473	7,543
Total High Tech Industries					7,473	7,410
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478	2,472	2,459
Ansira Holdings, Inc. (3)	—	—	12/20/2022	$—	—	(56)
Total Media: Advertising, Printing & Publishing					2,472	2,403
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605	2,583	2,605
Total Services: Consumer					2,583	2,605
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672	1,669	1,672
Direct Travel, Inc.	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					1,669	1,672
Total Delayed Draw Term Loan					$52,464	$52,065
First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,861	116,559	117,566
Total Aerospace & Defense					116,559	117,566
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,442	86,415	86,442
Total Capital Equipment					86,415	86,442
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,398	48,348	47,914
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813	73,813	73,813
Total Chemicals, Plastics & Rubber					122,161	121,727
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832	77,614	77,256
Total Construction & Building					77,614	77,256
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,091	68,773	68,400
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231	60,179	59,629
Total Consumer Goods: Durable					128,952	128,029
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230	95,175	95,749
Total Consumer Goods: Non-Durable					95,175	95,749
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025	88,986	86,874
Total Energy: Oil & Gas					88,986	86,874
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,125	63,766	63,822
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,356	21,651	21,665
Total FIRE: Insurance					85,417	85,487
High Tech Industries
Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,182	67,509	67,159
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287	83,863	84,647
Total High Tech Industries					151,372	151,806
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011	80,874	80,404
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,418	11,418	11,418
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,813	3,813	3,813
Total Media: Advertising, Printing & Publishing					96,105	95,635
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,800	22,722	22,572
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741	33,241	33,404
Total Media: Diversified & Production					55,963	55,976
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156	68,156	68,156
Total Retail					68,156	68,156
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589	117,726	117,403
Total Services: Business					117,726	117,403
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071	8,004	8,071
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144	41,792	42,460
Total Services: Consumer					49,796	50,531
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153	111,789	112,153
Total Transportation: Consumer					111,789	112,153
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,497	80,367	80,682
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,343	49,394	48,958
Total Wholesale					129,761	129,640
Total First Lien Senior Secured					$1,581,947	$1,580,430
Total Corporate Debt					$1,634,411	$1,632,495
Total Investments					$1,634,411	$1,632,495

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

(4) $204 of the total par amount for this security is at P + 4.75%.

(5) $158 of the total par amount for this security is at P + 4.75%.

(6) $53 of the total par amount for this security is at P + 5.75%.

(7) $391 of the total par amount for this security is at P + 4.50%.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$472,599	$1,640,130	$2,112,729
First Lien Last Out Loans	—	—	28,181	28,181
Second Lien Senior Secured Loans	—	72,061	119,946	192,007
Subordinated Debt	—	—	14,775	14,775
Corporate Bonds	—	28,153	—	28,153
Equity Interests	—	—	31,456	31,456
Preferred Equity	—	—	19,980	19,980
Warrants	—	—	134	134
Total Investments	$—	$572,813	$1,854,602	$2,427,415
Cash equivalents	$127,479	$—	$—	$127,479
Forward currency exchange contracts (asset)	$—	$331	$—	$331
Forward currency exchange contracts (liability)	$—	$158	$—	$158

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$619,352	$439,487	$1,058,839
First Lien Last Out Loans	—	—	27,488	27,488
Second Lien Senior Secured Loans	—	112,585	145,554	258,139
Subordinated Debt	—	—	39,625	39,625
Corporate Bonds	—	35,023	—	35,023
Investment Vehicles (1)	—	—	279,363	279,363
Equity Interests	—	—	26,522	26,522
Preferred Equity	—	—	2,807	2,807
Warrants	—	—	—	—
Total Investments	$—	$766,960	$960,846	$1,727,806
Cash equivalents	$877	$—	$—	$877
Forward currency exchange contracts (liability)	$—	$9,322	$—	$9,322

(1)                                     Represents equity investment in ABCS.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$—	$960,845
Purchases of investments and other adjustments to cost	455,611	422	20,096	—	64,741	4,290	16,627	—	561,787
Distribution to Company from ABCS	918,870	—	—	—	(346,329)	—	—	—	572,541
Paid-in-kind interest	9	169	—	—	—	—	16	—	194
Net accretion of discounts (amortization of premiums)	817	49	136	26	—	—	—	—	1,028
Proceeds from principal repayments and sales of investments	(201,336)	(82)	(35,216)	(25,000)	1,432	(160)	—	—	(260,362)
Net change in unrealized appreciation (depreciation) on investments	2,403	136	333	124	528	645	530	134	4,833
Net realized gains (losses) on investments	(15)	—	270	—	265	160	—	—	680
Transfers out of Level 3	(97,869)	—	(17,384)	—	—	—	—	—	(115,253)
Transfers to Level 3	122,153	—	6,156	—	—	—	—	—	128,309
Balance as of June 30, 2019	$1,640,130	$28,181	$119,946	$14,775	$—	$31,456	$19,980	$134	$1,854,602
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2019	$1,995	$136	$(581)	$124	$—	$645	$530	$134	$2,983

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339	$30,516	$84,722	$178,410	$9,763	$1,964	$520,714
Purchases of investments and other adjustments to cost	204,803	230	34,569	21,934	2,913	—	264,449
Net accretion of discounts	310	38	98	—	—	—	446
Proceeds from principal repayments and sales of investments	(75,429)	(51)	(5,971)	(1,310)	—	—	(82,761)
Net change in unrealized appreciation (depreciation) on investments	(1,668)	(1,267)	(1,409)	1,255	750	205	(2,134)
Net realized gains on investments	10	—	19	—	—	—	29
Transfers out of Level 3	(5,283)	—	—	—	—	—	(5,283)
Transfers to Level 3	—	—	14,701	—	—	—	14,701
Balance as of June 30, 2018	$338,082	$29,466	$126,729	$200,289	$13,426	$2,169	$710,161
Change in unrealized appreciation attributable to investments still held at June 30, 2018	$(1,438)	$(1,267)	$(1,409)	$1,255	$750	$205	$(1,904)

(1)                                     Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2018, the transfer from Level 3 to Level 2 was primarily due to increased price transparency.

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

	As of June 30, 2019
	Fair Value of Level 3 Assets(1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$6,344	Comparable Company Multiple	Book Value Multiple	1.0x-1.0x (1.0x)
First Lien Senior Secured Loans	1,022,096	Discounted Cash Flows	Comparative Yields	4.5%-12.5% (7.6%)
First Lien Senior Secured Loans	18,000	Collateral Analysis	Recovery Rate	100%
First Lien Last Out	28,181	Discounted Cash Flows	Comparative Yields	7.1%-13.0% (10.6%)
Second Lien Senior Secured Loans	98,490	Discounted Cash Flows	Comparative Yields	5.9%-13.5% (9.8%)
Subordinated Debt	14,775	Discounted Cash Flows	Comparative Yields	15.1%-15.1% (15.1%)
Equity Interest	15,684	Comparable Company Multiple	Book Value Multiple	1.0x-1.0x (1.0x)
Equity Interest	15,215	Comparable Company Multiple	EBITDA Multiple	6.5x-13.5x (8.8x)
Preferred Equity	8,274	Comparable Company Multiple	EBITDA Multiple	6.5x-12.0x (10.7x)
Warrants	134	Comparable Company Multiple	EBITDA Multiple	6.5x-6.5x (6.5x)
Total investments	$1,227,193

(1)             Included within the Level 3 assets of $1,854,602 is an amount of $627,409 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach, collateral analysis approach, and market approach to determine the fair value of certain Level 3 assets as of June 30, 2019. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the collateral analysis approach is the recovery rate. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2018 were as follows:

	As of December 31, 2018
	Fair Value of Level 3 Assets(1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
First Lien Senior Secured Loans	$248,967	Discounted Cash Flows	Comparative Yields	5.4%-12.8% (8.1%)
First Lien Senior Secured Loans	4,163	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	11,500	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	27,454	Discounted Cash Flows	Comparative Yields	8.6%-14.5% (12.1%)
Second Lien Senior Secured Loans	85,980	Discounted Cash Flows	Comparative Yields	6.6%-14.5% (10.6%)
Subordinated Debt	39,625	Discounted Cash Flows	Comparative Yields	10.0%-16.2% (12.3%)
Investment Vehicles (3)	279,363	Other	—	—

	As of December 31, 2018
	Fair Value of Level 3 Assets(1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
Equity Interest	3,000	Comparable Company Multiple	EBITDA Multiple	13.3x-13.5x (13.4x)
Equity Interest	14,723	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,207	Comparable Company Multiple	EBITDA Multiple	10.5x-10.5x (10.5x)
Total investments	$716,982

(1)             Included within the Level 3 assets of $960,846 is an amount of $243,864 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of  June 30, 2019, approximate the carrying value of such facilities. The fair value of the Citibank Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of  June 30, 2019, approximates the carrying value of such facility. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of  June 30, 2019, approximates the carrying value of such facility.

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

For the three months ended June 30, 2019 and 2018 management fees were $8.0 million and $3.8 million, respectively. For the six months ended June 30, 2019 and 2018 management fees were $14.7 million and $7.0 million, respectively. For the three months ended June 30, 2019, $0.0 million was contractually waived and $1.6 million was voluntarily waived. For the six months ended June 30, 2019, $0.0 million was contractually waived and $3.9 million was voluntarily waived. For the three months ended June 30, 2018, $1.9 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2018, $3.5 million was contractually waived and $0.0 million was voluntarily waived.

As of June 30, 2019 and December 31, 2018, management fees payable were $6.4 million and $3.0 million, respectively.

Incentive Fee

For the periods ended June 30, 2019 and 2018, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

The first part, the Incentive Fee based on income (the “Income Fee”), is calculated and payable quarterly in arrears as detailed below.

The second part, the capital gains incentive fee, is determined and payable in arrears as detailed below.

Incentive Fee on Pre-Incentive Fee Net Investment Income

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

(ii)                               100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which the Company refers to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and

(iii)                            17.5% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

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

“Cumulative Net Return” during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

For the three months ended June 30, 2019 and 2018, the Company incurred $4.5 million and $2.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $1.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended June 30, 2019 and 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2019 and 2018, the Company incurred $8.6 million and $3.6 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $2.0 million and $1.0 million, respectively, of the income incentive fees earned by the Advisor during the six months ended June 30, 2019 and 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $4.5 and $6.6 million of income incentive fees (after waivers) for the three and six months ended June 30, 2019, respectively. As a result of the income incentive fee waivers, the Company incurred $1.0 and $2.6 million of income incentive fees (after waivers) for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019 and December 31, 2018, there was $4.5 million and $3.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee was calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the IPO occurred. For the avoidance of doubt, such capital gains incentive fee was equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the day before the IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2019 and December 31, 2018.

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

For the three months ended June 30, 2019 the Company incurred $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations. For the three months ended June 30, 2018, there was a reduction of $1.1 million in incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2019 the Company incurred $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2018, there was a reduction of $0.7 million in incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations. As of June 30, 2019 and December 31, 2018, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.4 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.5 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order the Company received from the SEC initially on August 23, 2016, as amended on March 23, 2018 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of our or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Related Party Commitments

Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018, of which $7.8 million had been called by the Company as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the Advisor held 389,582.42 and 389,476.18 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 of which $388.7 million had been called by the Company as of December 31, 2018. These investors held 10,427,487.49 and 19,306,284.66 shares of the Company at June 30, 2019 and December 31, 2018, respectively.

All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2018	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$11,706	$—	$11,703	$—	$3	$—	$11,706	$—	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,435	—	26,605	—	7	—	26,612	16	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	—	279,363	1,432	(281,589)	529	265	—	13,875	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,243	384	—	(293)	—	1,334	56	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,344	4,163	2,199	(18)	—	—	6,344	223	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,480	—	—	870	—	14,350	582	—
Total Controlled affiliate investment	$58,464	$298,249	$42,323	$(281,607)	$1,116	$265	$60,346	$14,752	$4
Total	$65,184	$304,969	$42,323	$(281,607)	$1,116	$265	$67,066	$14,752	$4

(1)                     Non-income producing.

Transactions during the year ended December 31, 2018 in which the issuer was either an Affiliated Person or an Affiliated Person a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2017	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2018	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$6,720	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$—	$6,720	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	$279,891	$178,410	$103,148	$(1,310)	$(885)	$—	$279,363	$24,492	$—
BCC Jetstream Holdings Aviation (On II), LLC, Unfunded Commitment (1)	—	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	731	424	407	—	412	—	1,243	30	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,163	1,837	2,326	—	—	—	4,163	312	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	7,839	4,459	—	1,181	—	13,479	866	—
Total Controlled affiliate investment	$296,648	$188,510	$110,340	$(1,310)	$708	$—	$298,248	$25,700	$—
Total	$303,368	$188,510	$117,060	$(1,310)	$708	$—	$304,968	$25,700	$—

(1)                     Non-income producing.

Note 6. Borrowings

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 168% and 257%, respectively.

The Company’s outstanding borrowings as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$361,865	$361,865	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,745	365,700	365,700	363,660
Citibank Revolving Credit Facility	350,000	192,129	192,129	—	—	—
JPM Credit Facility	666,581	587,357	587,357	—	—	—
Total Debt	$1,882,281	$1,507,051	$1,505,096	$865,700	$636,965	$634,925

(1)                                     Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2019 and year ended December 31, 2018 were 4.9% and 4.3%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$361,865	$—	$—	$361,865	$—
2018-1 Notes	365,700	—	—	—	365,700
Citibank Revolving Credit Facility	192,129	—	192,129	—	—
JPM Credit Facility	587,357	—	—	587,357	—
Total Debt Obligations	$1,507,051	$—	$192,129	$949,222	$365,700

SMBC Revolving Credit Agreement

On December 22, 2016, the Company entered into the revolving credit agreement (the “SMBC Revolving Credit Agreement”). The maximum commitment amount under the SMBC Revolving Credit Facility was $150.0 million, and may be increased up to $350.0 million (“Maximum Commitment”) with the consent of SMBC or reduced upon our request. Effective July 31, 2018, the Company reduced the commitment amount under the SMBC Revolving Credit Facility to $85.0 million. Proceeds under the SMBC Revolving Credit Facility may be used for any purpose permitted under our organizational documents, including general corporate purposes such as the making of investments. The SMBC Revolving Credit Agreement contains certain covenants, including maintaining an asset coverage ratio of total assets to total borrowings of at least 200%.

Borrowings under the SMBC Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. The SMBC Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 1.40%. The Company pays an unused commitment fee of: (a) where the Maximum Commitment which is unused on such date is greater than fifty (50) percent of the Maximum Commitment, a rate of 20 basis points (0.20%) per annum; or (b) where the Maximum Commitment which is unused on such date is less than or equal to fifty (50) percent of the Maximum Commitment, a rate of 15 basis points (0.15%) per annum. Interest is payable in arrears either on a one month, two month, three month or six month LIBOR period. Any amounts borrowed under the SMBC Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) December 22, 2019; (b) the date upon which SMBC declares the obligations, or the obligations become, due and payable after the occurrence of an event of default under the SMBC Revolving Credit Facility; (c) the date upon which the Company terminates the commitments under the SMBC Revolving Credit Facility; and (d) 45 days prior to the earlier of (1) the date upon which the commitment period under the subscription agreements terminates and (2) the date upon which the ability to make capital calls and receive capital contributions otherwise terminates.

On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$—	$1,009
Unused facility fee	—	13
Amortization of deferred financing costs and upfront commitment fees	—	91
Total interest and debt financing expenses	$—	$1,113

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$—	$2,066
Unused facility fee	—	17
Amortization of deferred financing costs and upfront commitment fees	—	181
Total interest and debt financing expenses	$—	$2,264

BCSF Revolving Credit Facility

On October 4, 2017, the Company entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2019 and December 31, 2018 there were $361.9 million and $271.3 million borrowings under the BCSF Revolving Credit Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$4,415	$3,807
Unused facility fee	120	139
Amortization of deferred financing costs and upfront commitment fees	266	266
Total interest and debt financing expenses	$4,801	$4,212

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$9,403	$6,503
Unused facility fee	207	317
Amortization of deferred financing costs and upfront commitment fees	529	530
Total interest and debt financing expenses	$10,139	$7,350

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	4.14%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	4.09%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.74%
Class B	29,300	3.00% + 3 Month LIBOR	5.59%
Class C	30,400	4.00% + 3 Month LIBOR	6.59%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of June 30, 2019, there were 63 first lien and second lien senior secured loans with a total fair value of approximately $423.5 million and cash of $27.9 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$4,238	$—
Amortization of deferred financing costs and upfront commitment fees	43	—
Total interest and debt financing expenses	$4,281	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$8,477	$—
Amortization of deferred financing costs and upfront commitment fees	86	—
Total interest and debt financing expenses	$8,563	$—

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

The facility amount under the Credit Agreement is $350.0 million. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2019, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the Citibank Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Citibank Revolving Credit Facility.

Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. The Company pays an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

As of June 30, 2019, there were $192.1 million borrowings under the Citibank Revolving Credit Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$2,024	$—
Unused facility fee	209	—
Amortization of deferred financing costs and upfront commitment fees	10	—
Total interest and debt financing expenses	$2,243	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$2,930	$—
Unused facility fee	223	—
Amortization of deferred financing costs and upfront commitment fees	16	—
Total interest and debt financing expenses	$3,169	$—

JPM Credit Facility

On April 30, 2019, the Company entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

The facility amount under the JPM Credit Agreement is $666.6 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date until November 29, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. The Company pays an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of June 30, 2019, there were $587.4 million borrowings under the JPM Credity Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$5,155	$—
Unused facility fee	126	—
Amortization of deferred financing costs and upfront commitment fees	13	—
Total interest and debt financing expenses	$5,294	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$5,155	$—
Unused facility fee	126	—
Amortization of deferred financing costs and upfront commitment fees	13	—
Total interest and debt financing expenses	$5,294	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2019 and December 31, 2018 is included on the consolidated schedule of investments by contract. The Company posted collateral of $2.0 million and $0.0 million with the counterparties on foreign currency exchange contracts at June 30, 2019 and December 31, 2018, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $161.8 million and $158.6 million, respectively. For the three and six months ended June 30, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $109.7 million and $97.5 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2019:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$331	$—	$331	$—	$331
Citibank	Unrealized depreciation on forward currency contracts	$—	$(12)	$(12)	$10	$(2)
Goldman Sachs	Unrealized depreciation on forward currency contracts	$—	$(146)	$(146)	$—	$(146)

(1)                                     Amount excludes excess cash collateral paid.

(2)                                     Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2018:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,329	$—	$3,329	$—	$3,329
Citibank	Unrealized appreciation on forward currency contracts	$1,676	$—	$1,676	$—	$1,676
Goldman Sachs	Unrealized appreciation on forward currency contracts	$4,317	$—	$4,317	$—	$4,317

(1)                                     Amount excludes excess cash collateral paid.

(2)                                     Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended June 30,
	2019	2018
Net realized gain on forward currency exchange contracts	$7,063	$444
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,866)	6,653
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$1,197	$7,097

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($0.8) million and ($6.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.2 million and $7.1 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2019 and 2018 was as follows:

	For the Six Months Ended June 30,
	2019	2018
Net realized gain (loss) on forward currency exchange contracts	$10,696	$(2,873)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,149)	7,594
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$1,547	$4,721

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($0.4) million and ($3.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.5 million and $4.7 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.1 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,107
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
Total distributions declared			$0.82	$42,283

The distributions declared during the six months ended June 30, 2019 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
Total distributions declared			$0.70	$24,094

The distributions declared during the six months ended June 30, 2018 were derived from investment company taxable income and net capital gain, if any.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon the Company’s investment company taxable income for the full fiscal year and distributions paid during the full year.

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2019 and December 31, 2018, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,582.42 shares of the Company and contributed $7.8 million to the Company and received 389,476.18 shares of the Company, respectively. At June 30, 2019 and December 31, 2018, BCSF Advisors, LP owned 0.75% and 0.76%, respectively, of the outstanding common stock of the Company.

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

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	6,160,339.53	$125,548
Issuance of common stock, net	—	—	—	—
Dividend reinvestment	167,674.81	3,322	91,296.97	1,856
Total capital drawdowns and dividend reinvestment	167,674.81	$3,322	6,251,636.50	$127,404

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	12,323,862.05	$250,975
Issuance of common stock, net	—	—	—	—
Dividend reinvestment	167,674.81	3,322	156,793.49	3,186
Total capital drawdowns and dividend reinvestment	167,674.81	$3,322	12,480,655.54	$254,161

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s Vice President and Treasurer and a Managing Director of Bain Capital Credit, which such parties will buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the six months ended June 30, 2019, 827,933 shares were purchased at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of February 21, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2019, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2019, the Company had $186.6 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. — Revolver	5/5/2025	$5,409
Abracon Group Holding, LLC. — Revolver	7/18/2024	2,833
AMI US Holdings Inc. — Revolver	4/1/2024	1,395
Amspec Services, Inc. — Revolver	7/2/2024	643
Ansira Holdings, Inc. — Delayed Draw	12/20/2022	1,509
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC — Revolver	8/2/2021	8,500
Appriss Holdings, Inc. — Revolver	5/30/2025	4,711
Aramsco, Inc. — Revolver	8/28/2024	3,048
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Captain D’s LLC — Revolver	12/15/2023	1,167
Chase Industries, Inc. — Delayed Draw	5/12/2025	2,619
Clinical Innovations, LLC — Revolver	10/17/2022	719
CMI Marketing Inc — Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. — Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. — Delayed Draw	2/28/2020	1,587
Cruz Bay Publishing, Inc. — Revolver	2/28/2020	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,235
Direct Travel, Inc. — Delayed Draw	12/1/2021	1,883
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp — Revolver	3/15/2022	1,099
Drilling Info Holdings, Inc — Delayed Draw	7/30/2025	80
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. — Revolver	7/19/2024	3,683
FFI Holdings I Corp — Delayed Draw	1/24/2025	8,138
FFI Holdings I Corp — Revolver	1/24/2025	2,877
Fineline Technologies, Inc. — Revolver	11/4/2022	2,424
Grammer Purchaser, Inc. — Revolver	9/30/2024	1,050
Great Expressions Dental Center PC — Revolver	9/28/2022	727
Hightower Holding, LLC — Delayed Draw	1/31/2025	5,120
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw	6/15/2023	1,487
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Ivy Finco Limited — First Lien Senior Secured Loan	5/19/2025	8,985
Margaux Acquisition Inc. — Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. — Revolver	12/19/2024	2,872
Margaux UK Finance Limited — Revolver	12/19/2024	634
Mertus 522. GmbH — Delayed Draw	5/15/2026	14,933
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
RoC Opco LLC — Revolver	2/25/2025	10,241
Solaray, LLC — Delayed Draw	9/11/2023	1,509
Solaray, LLC — Revolver	9/9/2022	3,683
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
Symplr Software, Inc. — Revolver	11/30/2023	2,120
TCFI Aevex LLC — Revolver	5/13/2025	2,350
TEI Holdings Inc. — Revolver	12/20/2022	2,267
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
WCI-HSG Purchaser, Inc. — Revolver	2/24/2025	2,015
WU Holdco, Inc. — Delayed Draw	3/26/2026	5,635
WU Holdco, Inc. — Revolver	3/26/2025	3,944
Zywave, Inc. — Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$186,609

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2019.

As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833
Aimbridge Hospitality LP — Revolver	6/22/2022	1,177
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315
Amspec Services, Inc. — Revolver	7/2/2024	4,735
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC— Revolver	8/1/2021	8,500
API Technologies Corp. — Revolver	4/22/2024	4,183
Aramsco, Inc. — Revolver	8/28/2024	3,161
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Caliper Corporation — Revolver	11/30/2023	2,358
Captain D’s LLC — Revolver	12/15/2023	1,074
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544
Clinical Innovations, LLC — Revolver	10/17/2022	1,113
CMI Marketing Inc. — Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,240
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,044
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,663
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Revolver	7/19/2024	4,250
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Centers PC — Revolver	9/28/2022	213
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,738
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Margaux UK Finance — Revolver	12/19/2024	636
Margaux Acquisition Inc.— Revolver	12/19/2024	2,257
McKissock, LLC — Revolver	8/5/2021	1,842
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
Solaray, LLC — Revolver	9/9/2022	7,084
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	871
Sovos Compliance, LLC — Revolver	3/1/2022	1,452
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
TEI Holdings Inc. — Revolver	12/20/2022	3,542
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Zywave, Inc. — Revolver	11/17/2022	512
Total First Lien Senior Secured Loans		$107,661
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,562
Total Other Unfunded Commitments		$2,562
Total		$110,223

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

(3)             Unfunded commitments represent unfunded commitments to fund investments, excluding the Company’s investment in ABCS as of December 31, 2018.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	For The Six months Ended June 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$19.46	$20.30
Net investment income (1)	0.82	0.69
Net realized gain (loss) (1) (7)	0.18	(0.15)
Net change in unrealized appreciation (1) (2) (8)	0.13	0.00
Net increase in net assets resulting from operations (1) (9) (10)	1.13	0.54
Stockholder distributions from income (3)	(0.82)	(0.70)
Net asset value at end of period	$19.77	$20.14

Net assets at end of period	$1,021,202	$754,556
Shares outstanding at end of period	51,649,812.27	37,456,467.53
Per share market value at end of period	$18.62	N/A
Total return based on market value (12)	15.83%	N/A
Total return based on net asset value (4)	5.85%	2.67%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.73%	7.15%
Ratio of total net expenses to average net assets (5)(11)(13)	9.32%	4.82%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	5.42%	2.96%
Ratio of expenses (without incentive fees) to average net assets (5) (11)(13)	8.67%	4.53%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.21%	1.91%
Average principal debt outstanding	$1,061,061	$421,390
Portfolio turnover (6)	28.72%	13.58%
Total committed capital, end of period	N/A	$1,255,319
Ratio of total contributed capital to total committed capital, end of period	N/A	60.03%

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

(6)                                     Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Year-to-date sales and year-to-date purchases for the 6 months ended June 30, 2019 exclude the ABCS distribution transaction.

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

(11)                                Ratio of voluntary incentive fee waiver to average net assets was (0.20%) for the six months ended June 30, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.38%) for the six months ended June 30, 2019 (Note 5).

The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2019 would be 8.15%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2019 would be 9.90%. No fees were voluntarily waived for the six months ended June 30, 2018.

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

Note 12. Subsequent Events

On July 17, 2019, the Board of Directors (the “Board”) appointed Amy Butte and Clare Richer as Class I independent directors of Bain Capital Specialty Finance, Inc. (the “Company”). Effective upon the appointments of Ms. Butte and Ms. Richer as directors, the size of the Board was expanded from five to seven members.  The Board appointed Ms. Butte and Ms. Richer to the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee. These appointments are effective August 1, 2019.

On August 1, 2019, with effect as of August 31, 2019, the Board of the Company amended its dividend reinvestment plan to incorporate certain clarifying changes (i) with respect to the mechanism by which the Company may issue new shares of common stock or make open market purchases of its common stock under its dividend reinvestment plan, (ii) to delete references to provisions that would apply prior to a listing of the common stock of the Company on an exchange and (iii) updating the notice provision to Shareholders to reflect the Company’s exchange listing.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2019, we have invested approximately $2.9 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2019 and December 31, 2018, 98.5% and 95.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.4 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of June 30, 2019, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. We do not intend to change our primary focus of capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle market companies. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested $403.1 million, including PIK, in 42 portfolio companies, including ABCS as a single portfolio company, and had $378.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $25.0 million for the period. These amounts exclude the ABCS distribution transaction on April 30, 2019. On April 30, 2019, the Company received a distribution from ABCS. The portfolio of investments that were distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million.

During the three months ended June 30, 2018, we invested $229.7 million in 33 portfolio companies, including ABCS as a single portfolio company, and had $62.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $167.2 million for the period.

During the six months ended June 30, 2019, we invested $678.7 million, including PIK, in 68 portfolio companies, including ABCS as a single portfolio company, and had $570.3 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $108.4 million for the period. These amounts exclude the ABCS distribution transaction on April 30, 2019. On April 30, 2019, the Company received a distribution from ABCS. The portfolio of investments that were distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million.

During the six months ended June 30, 2018, we invested $373.5 million in 47 portfolio companies, including ABCS as a single portfolio company, and had $127.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $246.0 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2019 (dollars in thousands):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$2,118,201	86.9%	$2,112,729	87.0%	7.7%
First Lien Last Out Loans (1)	27,882	1.1	28,181	1.2	9.8
Second Lien Senior Secured Loans (1)	196,831	8.1	192,007	7.9	10.0
Subordinated Debt (1)	14,737	0.6	14,775	0.6	13.9
Corporate Bonds (1)	31,754	1.3	28,153	1.2	8.3
Equity Interests	28,368	1.2	31,456	1.3	N/A
Preferred Equity	19,196	0.8	19,980	0.8	N/A
Warrants	—	0.0	134	0.0	N/A
Total	$2,436,969	100.0%	$2,427,415	100.0%	8.0%

(1)             Computed for debt investments based upon the annual interest rate as of June 30, 2019, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate as of June 30, 2019. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$1,074,413	61.3%	$1,058,839	61.3%	7.0%
First Lien Last Out Loans (1)	27,325	1.5	27,488	1.6	8.7
Second Lien Senior Secured Loans (1)	263,759	15.0	258,139	14.9	9.7
Subordinated Debt (1)	39,711	2.3	39,625	2.3	11.2
Corporate Bonds (1)	41,387	2.4	35,023	2.0	8.1
Investment Vehicles (1) (2)	279,891	16.0	279,363	16.2	14.0
Equity Interest	24,078	1.4	26,522	1.5	N/A
Preferred Equity	2,553	0.1	2,807	0.2	N/A
Warrants	—	0.0	—	0.0	N/A
Total	$1,753,117	100.0%	$1,727,806	100.0%	8.7%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2019:

As of
June 30, 2019
Number of portfolio companies	123
Percentage of debt bearing a floating rate (1)	98.5%
Percentage of debt bearing a fixed rate (1)	1.5%

(1)             Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2018:

As of
December 31, 2018
Number of portfolio companies (2)	132
Percentage of debt bearing a floating rate (1)	95.5%
Percentage of debt bearing a fixed rate (1)	4.5%

(1)             Measured on a fair value basis.

(2)             Includes ABCS as a single portfolio company. For details of portfolio companies held within ABCS, refer to the selected financial data of ABCS.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2019 (dollars in thousands):

	As of June 30, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,436,969	100%	$2,427,415	100%
Non-accrual	—	—	—	—
Total	$2,436,969	100%	$2,427,415	100%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$1,753,117	100.0%	$1,727,806	100.0%
Non-accrual	—	—	—	—
Total	$1,753,117	100.0%	$1,727,806	100.0%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2019 (dollars in thousands):

	As of June 30, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$100,358	3.9%	$100,358	3.9%
Foreign cash	545	0.0	599	0.0
Restricted cash	27,946	1.1	27,946	1.1
First Lien Senior Secured Loans	2,118,201	82.6	2,112,729	82.6
First Lien Last Out Loans	27,882	1.1	28,181	1.1
Second Lien Senior Secured Loans	196,831	7.7	192,007	7.5
Subordinated Debt	14,737	0.6	14,775	0.6
Corporate Bonds	31,754	1.2	28,153	1.1
Equity Interests	28,368	1.1	31,456	1.2
Preferred Equity	19,196	0.7	19,980	0.9
Warrants	—	0.0	134	0.0
Total	$2,565,818	100.0%	$2,556,318	100.0%

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$14,693	0.8%	$14,693	0.8%
Foreign cash	589	0.0	591	0.0
Restricted cash	17,987	1.0	17,987	1.0
First Lien Senior Secured Loans	1,074,413	60.1	1,058,839	60.1
First Lien Last Out Loans	27,325	1.5	27,488	1.6
Second Lien Senior Secured Loans	263,759	14.8	258,139	14.6
Subordinated Debt	39,711	2.2	39,625	2.3
Corporate Bonds	41,387	2.4	35,023	2.0
Investment Vehicles (1)	279,891	15.8	279,363	15.9
Equity Interests	24,078	1.3	26,522	1.5
Preferred Equity	2,553	0.1	2,807	0.2
Warrants	—	0.0	—	0.0
Total	$1,786,386	100.0%	$1,761,077	100.0%

(1)             Represents equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2019 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of June 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$328,835	13.5%	$328,022	13.5%
Healthcare & Pharmaceuticals	215,275	8.8	211,466	8.7
Consumer Goods: Non-Durable	212,324	8.7	211,445	8.7
Aerospace & Defense	185,097	7.6	187,098	7.7
Services: Business	183,071	7.5	182,494	7.5
Capital Equipment	134,012	5.5	133,982	5.5
Wholesale	133,349	5.5	132,523	5.5
Transportation: Cargo	109,929	4.5	110,028	4.5
Consumer Goods: Durable	77,792	3.2	77,609	3.2
Energy: Oil & Gas	76,157	3.1	76,449	3.2
Chemicals, Plastics & Rubber	73,882	3.0	74,384	3.1
Construction & Building	71,280	2.9	71,935	3.0
Media: Advertising, Printing & Publishing	65,482	2.7	65,904	2.7
Transportation: Consumer	59,453	2.5	59,647	2.5
FIRE: Insurance(1)	59,156	2.4	59,278	2.5
Media: Diversified & Production	57,707	2.4	58,055	2.4
Hotel, Gaming & Leisure	53,084	2.2	53,376	2.2
Media: Broadcasting & Subscription	51,989	2.1	52,048	2.2
Services: Consumer	52,070	2.1	51,869	2.1
Retail	39,299	1.6	39,327	1.6
Automotive	26,398	1.1	26,449	1.1
Beverage, Food & Tobacco	30,716	1.3	25,325	1.0
Forest Products & Paper	23,512	1.0	23,591	1.0
Energy: Electricity	22,270	0.9	22,233	0.9
Telecommunications	21,851	0.9	21,906	0.9
Banking	18,158	0.8	18,168	0.7
Environmental Industries	16,685	0.7	16,749	0.7
Containers, Packaging & Glass	14,841	0.6	15,100	0.6
FIRE: Real Estate(1)	10,756	0.4	10,577	0.4
Utilities: Electric	12,539	0.5	10,378	0.4
Total	$2,436,969	100.0%	$2,427,415	100.0%

(1)                                     Finance, Insurance and Real Estate (“FIRE”).

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2018 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (1)	$279,891	16.0%	$279,363	16.2%
High Tech Industries	205,845	11.7	202,999	11.7
Services: Business	137,816	7.9	135,398	7.8
Healthcare & Pharmaceuticals	127,105	7.3	125,745	7.3
Aerospace & Defense	120,070	6.8	121,411	7.0
Transportation: Cargo	85,198	4.9	83,513	4.8
Hotel, Gaming & Leisure	81,487	4.6	80,683	4.7
Consumer Goods: Non-Durable	73,809	4.2	71,439	4.1
Wholesale	64,530	3.7	63,053	3.6
Capital Equipment	44,054	2.5	42,796	2.5
Construction & Building	41,240	2.4	41,582	2.4
Retail	43,263	2.5	41,384	2.4
FIRE: Insurance (2)	43,287	2.5	41,106	2.4
Services: Consumer	41,328	2.4	41,023	2.4
Containers, Packaging & Glass	40,212	2.3	38,694	2.2
Beverage, Food & Tobacco	38,154	2.2	35,613	2.1
Energy: Oil & Gas	31,541	1.8	31,195	1.8
Media: Diversified & Production	30,364	1.7	30,491	1.8
Automotive	29,482	1.7	29,337	1.7
Energy: Electricity	22,368	1.3	22,283	1.3
Forest Products & Paper	22,515	1.3	21,903	1.3
Media: Broadcasting & Subscription	21,868	1.2	20,945	1.2
Media: Advertising, Printing & Publishing	19,635	1.1	19,731	1.1
Chemicals, Plastics & Rubber	19,147	1.1	19,511	1.1
Consumer Goods: Durable	17,098	0.9	17,248	1.0
Environmental Industries	16,489	0.9	16,482	1.0
Telecommunications	15,240	0.9	15,122	0.9
Banking	13,260	0.7	13,235	0.8
FIRE: Real Estate (2)	10,714	0.6	10,650	0.6
Utilities: Electric	12,483	0.7	10,311	0.6
FIRE: Finance (2)	3,624	0.2	3,560	0.2
Total	$1,753,117	100.0%	$1,727,806	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2019 (dollars in thousands):

	As of June 30, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$32,461	1.4%	2	1.6%
2	2,367,656	97.5	119	96.0
3	27,298	1.1	3	2.4
4	—	—	—	—
Total	$2,427,415	100.0%	124	100.0%

(1)                                     Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,301	1.0%	1	0.7%
2	1,684,494	97.5	128	97.0
3	26,011	1.5	3	2.3
4	—	—	—	—
Total	$1,727,806	100.0%	132	100.0%

Antares Bain Capital Complete Financing Solution

Prior to April 30, 2019, we were party to a limited liability company agreement with Antares Midco Inc. (“Antares”) pursuant to which it invested in ABC Complete Financing Solution LLC, which made investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, “ABCS”). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS’ principal purpose was to make investments, primarily in senior secured unitranche loans. We recorded our investment in ABCS at fair value. Distributions of income received from ABCS, if any, were recorded as dividend income from controlled affiliate investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, were recorded as a return of capital and reduced the amortized cost of controlled affiliate investments.

We and Antares, as members of ABCS, agreed to contribute capital up to (subject to the terms of their agreement) $950.0 million in aggregate to purchase equity interests in ABCS, with us and Antares contributing up to $425.0 million and $525.0 million, respectively. Funding of such commitments generally required the consent of both Antares Credit Opportunities Manager LLC and the Advisor on behalf of Antares and us, respectively. ABCS was capitalized with capital contributions from its members on a pro-rata basis based on their maximum capital contributions as transactions were funded after they had been approved.

Investment decisions of ABCS required the consent of both the Advisor and Antares Credit Opportunities Manager LLC, as representatives of us and Antares, respectively. Each of the Advisor and Antares sourced investments for ABCS.

On April 30, 2019, we formed BCSF Complete Financing Solution Holdco, LLC (“BCSF CFSH, LLC”) and BCSF Complete Financing Solution, LLC (“BCSF Unitranche” or “BCSF CFS, LLC”), wholly-owned, newly-formed, subsidiaries. We received our proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. The Company also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, we recognized a realized gain of $0.3 million. The Company is no longer a member of ABCS. The distribution of assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto.

In conjunction with the distribution from ABCS, on April 30, 2019, BCSF CFS, LLC entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. On the date of the ABCS distribution, the Company had $577.5 million outstanding on the JPM Credit Facility.

Below is selected balance sheet information for ABCS as of December 31, 2018:

Selected Balance Sheet Information

As of December 31, 2018
Loans, net of allowance of $17,616 (1)	$1,616,795
Cash, restricted cash and other assets	52,240
Total assets	$1,669,035
Debt (2)	$1,027,615
Other liabilities	30,762
Total liabilities	$1,058,377
Members’ equity	610,658
Total liabilities and members’ equity	$1,669,035

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

(2)                                     Net of $3.6 million deferred financing costs for the ABCS Facility, December 31, 2018.

Below is selected statements of operations information for the three and six months ended June 30, 2019 and 2018:

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019 (1)	June 30, 2018	June 30. 2019	June 30, 2018
Interest Income	$14,583	$23,210	$53,494	$43,128
Fee income	29	867	217	947
Total revenues	14,612	24,077	53,711	44,075
Credit facility expenses	5,748	10,813	22,008	19,720
Other fees and expenses	1,595	1,130	6,661	2,478
Total expenses	7,343	11,943	28,669	22,198
Net investment income	7,269	12,134	25,042	21,877
Net increase in members’ capital from operations	$7,269	$12,134	$25,042	$21,877

(1)                                     The ABCS distribution was effective April 30, 2019.

Antares Bain Capital Complete Financing Solution

Schedule of Investments

As of December 31, 2018

(In Thousands)

Portfolio Company	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Par Amount	Carrying Value	Fair Value (2)
Investments
Corporate Debt
Delayed Draw Term Loan
Chemicals, Plastics & Rubber
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$11,878	$11,878	$11,878
Total Chemicals, Plastics & Rubber					11,878	11,878
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$26,680	26,389	26,547
Solaray, LLC (3)	—	—	9/9/2023	$—	—	(33)
Total Consumer Goods: Non-Durable					26,389	26,514
FIRE: Insurance
Margaux Acquisition Inc. (3)	—	—	12/19/2024	$—	—	(417)
Total FIRE: Insurance					—	(417)
High Tech Industries
Element Buyer, Inc. (3)	—	—	7/19/2025	$—	—	(133)
Element Buyer, Inc.	L+ 5.25%	7.76%	7/19/2025	$7,600	7,473	7,543
Total High Tech Industries					7,473	7,410
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$2,478	2,472	2,459
Ansira Holdings, Inc. (3)	—	—	12/20/2022	$—	—	(56)
Total Media: Advertising, Printing & Publishing					2,472	2,403
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$2,605	2,583	2,605
Total Services: Consumer					2,583	2,605
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.12%	12/1/2021	$1,672	1,669	1,672
Direct Travel, Inc.	—	—	12/1/2021	$—	—	—
Total Transportation: Consumer					1,669	1,672
Total Delayed Draw Term Loan					$52,464	$52,065
First lien senior secured loan
Aerospace & Defense
API Technologies Corp.	L+ 5.75%	8.27%	4/20/2024	$117,861	116,559	117,566
Total Aerospace & Defense					116,559	117,566
Capital Equipment
Tidel Engineering, L.P.	L+ 6.25%	9.05%	3/1/2024	$86,442	86,415	86,442
Total Capital Equipment					86,415	86,442
Chemicals, Plastics & Rubber
AP Plastics Group, LLC	L+ 5.25%	7.60%	8/1/2022	$48,398	48,348	47,914
PRCC Holdings, Inc.	L+ 6.50%	9.02%	2/1/2021	$73,813	73,813	73,813
Total Chemicals, Plastics & Rubber					122,161	121,727
Construction & Building
Profile Products LLC	L+ 5.75%	8.54%	12/20/2024	$78,832	77,614	77,256
Total Construction & Building					77,614	77,256
Consumer Goods: Durable
Home Franchise Concepts, Inc.	L+ 5.00%	7.43%	7/9/2024	$69,091	68,773	68,400
Stanton Carpet Corp. (7)	L+ 5.50%	8.04%	11/21/2022	$60,231	60,179	59,629
Total Consumer Goods: Durable					128,952	128,029
Consumer Goods: Non-Durable
Solaray, LLC	L+ 5.75%	8.49%	9/9/2023	$96,230	95,175	95,749
Total Consumer Goods: Non-Durable					95,175	95,749
Energy: Oil & Gas
Amspec Services, Inc.	L+ 5.75%	8.55%	7/2/2024	$90,025	88,986	86,874
Total Energy: Oil & Gas					88,986	86,874
FIRE: Insurance
Margaux Acquisition Inc.	L+ 6.00%	8.80%	12/19/2024	$65,125	63,766	63,822
Margaux UK Finance Limited	GBP LIBOR+ 6.00%	7.00%	12/19/2024	£17,356	21,651	21,665
Total FIRE: Insurance					85,417	85,487
High Tech Industries
Caliper Software, Inc.	L+ 5.50%	8.02%	11/28/2025	$68,182	67,509	67,159
Element Buyer, Inc.	L+ 5.25%	7.78%	7/19/2025	$85,287	83,863	84,647
Total High Tech Industries					151,372	151,806
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.	L+ 5.75%	8.27%	12/20/2022	$81,011	80,874	80,404
Cruz Bay Publishing, Inc. (5)	L+ 5.75%	8.30%	6/6/2019	$11,418	11,418	11,418
Cruz Bay Publishing, Inc. (6)	L+ 6.75%	9.57%	6/6/2019	$3,813	3,813	3,813
Total Media: Advertising, Printing & Publishing					96,105	95,635
Media: Diversified & Production
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.55%	6/15/2022	$22,800	22,722	22,572
Efficient Collaborative Retail Marketing Company, LLC	L+ 6.75%	9.56%	6/15/2022	$33,741	33,241	33,404
Total Media: Diversified & Production					55,963	55,976
Retail
Batteries Plus Holding Corporation	L+ 6.75%	9.27%	7/6/2022	$68,156	68,156	68,156
Total Retail					68,156	68,156
Services: Business
TEI Holdings Inc.	L+ 6.00%	8.80%	12/20/2023	$118,589	117,726	117,403
Total Services: Business					117,726	117,403
Services: Consumer
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$8,071	8,004	8,071
McKissock, LLC	L+ 5.75%	8.55%	8/5/2021	$42,144	41,792	42,460
Total Services: Consumer					49,796	50,531
Transportation: Consumer
Direct Travel, Inc.	L+ 6.50%	9.30%	12/1/2021	$112,153	111,789	112,153
Total Transportation: Consumer					111,789	112,153
Wholesale
Abracon Group Holding, LLC. (4)	L+ 5.75%	8.56%	7/18/2024	$81,497	80,367	80,682
Aramsco, Inc.	L+ 5.25%	7.77%	8/28/2024	$50,343	49,394	48,958
Total Wholesale					129,761	129,640
Total First Lien Senior Secured					$1,581,947	$1,580,430
Total Corporate Debt					$1,634,411	$1,632,495
Total Investments					$1,634,411	$1,632,495

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

(4) $204 of the total par amount for this security is at P + 4.75%.

(5) $158 of the total par amount for this security is at P + 4.75%.

(6) $53 of the total par amount for this security is at P + 5.75%.

(7) $391 of the total par amount for this security is at P + 4.50%.

Results of Operations

Our operating results for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Total investment income	$50,598	$21,425
Total expenses, net of fee waivers	29,443	7,943
Net investment income	21,155	13,482
Net realized gain (loss)	6,439	(2,204)
Net change in unrealized appreciation (depreciation)	(8,372)	(5,111)
Net increase in net assets resulting from operations	$19,222	$6,167

Our operating results for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Total investment income	$90,489	$38,884
Total expenses, net of fee waivers	48,092	16,627
Net investment income	42,397	22,257
Net realized gain (loss)	9,228	(4,984)
Net change in unrealized appreciation (depreciation)	6,909	253
Net increase in net assets resulting from operations	$58,534	$17,526

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Interest income	$45,073	$15,898
Dividend income	5,152	5,433
Other income	373	94
Total investment income	$50,598	$21,425

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $45.1 million for the three months ended June 30, 2019 from $15.9 million for the three months ended June 30, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,437.0 million from $1,066.1 million as of June 30, 2019 and 2018, respectively. Dividend income decreased to $5.2 million for the three months ended June 30, 2019 from $5.4 million for the three months ended June 30, 2018, primarily due to the closing of the ABCS distribution transaction on April 30, 2019.  As of June 30, 2019, the weighted average yield of our investment portfolio decreased to 8.0% from 8.5% as of June 30, 2018.

The composition of our investment income for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Interest income	$75,568	$28,535
Dividend income	14,526	10,141
Other income	395	208
Total investment income	$90,489	$38,884

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $75.6 million for the six months ended June 30, 2019 from $28.5 million for the six months ended June 30, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,437.0 million from $1,066.1 million as of June 30, 2019 and 2018, respectively. Dividend income increased to $14.5 million for the six months ended June 30, 2019 from $10.1 million for the six months ended June 30, 2018, primarily due to the growth in our joint venture, ABCS. As of June 30, 2019, the weighted average yield of our investment portfolio decreased to 8.0% from 8.5% as of June 30, 2018.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Interest and debt financing expenses	$16,619	$5,325
Base management fee	7,983	3,756
Incentive fee	4,490	911
Professional fees	275	316
Directors fees	106	67
Other general and administrative expenses	1,587	450
Total expenses, before fee waivers	$31,060	$10,825
Base management fee waiver	(1,617)	(1,878)
Incentive fee waiver	—	(1,004)
Total expenses, net of fee waivers	$29,443	$7,943

The composition of our operating expenses for the six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Interest and debt financing expenses	$27,165	$9,614
Base management fee	14,734	7,004
Incentive fee	8,575	2,916
Professional fees	826	840
Directors fees	211	135
Other general and administrative expenses	2,430	624
Total expenses, before fee waivers	$53,941	$21,133
Base management fee waiver	(3,867)	(3,502)
Incentive fee waiver	(1,982)	(1,004)
Total expenses, net of fee waivers	$48,092	$16,627

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $16.6 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively. Interest and debt financing expenses on our borrowings totaled approximately $27.2 million and $9.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest and debt financing expense for the six months ended June 30, 2019 as compared to June 30, 2018, increased primarily due to higher principal balances outstanding of our revolving credit facilities and the issuance of our 2018-1 Notes in September 2018. On February 19, 2019 the Company entered into a new revolving credit facility agreement with Citibank N.A., the Citibank Revolving Credit Facility. On April 30, 2019, the Company entered into a new loan and security agreement with JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., the JPM Credit Facility. Our SMBC Revolving Credit Facility was terminated on November 21, 2018.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.9% and 4.3% as of June 30, 2019 and December 31, 2018, respectively.

Management Fees

Management fee (net of waivers) increased to $6.4 million for the three months ended June 30, 2019 from $1.9 million for the three months ended June 30, 2018. Management fees (gross of waivers) increased to $8.0 million for the three months ended June 30, 2019 from $3.8 million for the three months ended June 30, 2018, primarily due to an increase in assets to $2.6 billion as of June 30, 2019 from $1.2 billion as of June 30, 2018. Management fees waived for the three months ended June 30, 2019 and 2018 were $1.6 million and $1.9 million, respectively.

Management fee (net of waivers) increased to $10.9 million for the six months ended June 30, 2019 from $3.5 million for the six months ended June 30, 2018. Management fees (gross of waivers) increased to $14.7 million for the six months ended June 30, 2019 from $7.0 million for the six months ended June 30, 2018, primarily due to an increase in assets to $2.6 billion as of June 30, 2019 from $1.2 billion as of June 30, 2018. Management fees waived for the six months ended June 30, 2019 and 2018 were $3.9 million and $3.5 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $4.5 million for the three months ended June 30, 2019 from ($0.1) million for the three months ended June 30, 2018. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2019 and $1.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) increased to $6.6 million for the six months ended June 30, 2019 from $1.9 million for the six months ended June 30, 2018. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $2.0 million for the six months ended June 30, 2019 and $1.0 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $1.9 million for the three months ended June 30, 2019 from $0.8 million for the three months ended June 30, 2018, due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $3.3 million for the six months ended June 30, 2019 from $1.5 million for the six months ended June 30, 2018, due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Net realized gain on investments	$980	$82
Net realized loss on investments	(1,286)	(2,186)
Net realized gain on foreign currency transactions	5	12
Net realized loss on foreign currency transactions	(323)	(556)
Net realized gain on forward currency exchange contracts	7,063	471
Net realized loss on forward currency exchange contracts	—	(27)
Net realized gains (losses)	$6,439	$(2,204)

Change in unrealized gains on investments	$11,557	$1,889
Change in unrealized losses on investments	(14,562)	(13,645)
Net change in unrealized gains (losses) on investments	(3,005)	(11,756)
Unrealized appreciation (depreciation) on foreign currency translation	499	(8)
Unrealized appreciation (depreciation) on forward currency exchange contracts	(5,866)	6,653
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	(5,367)	6,645

Net change in unrealized gains (losses)	$(8,372)	$(5,111)

For the three months ended June 30, 2019, and 2018, we had net realized gains (losses) on investments of ($0.3) million and ($2.1) million, respectively. For the three months ended June 30, 2019, and 2018, we had net realized gains (losses) on foreign currency transactions of ($0.3) million and ($0.5) million, respectively. For the three months ended June 30, 2019 and 2018, we had net realized gains (losses) on forward currency contracts of $7.1 million and $0.4 million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the three months ended June 30, 2019, we had $11.6 million in unrealized appreciation on 83 portfolio company investments, which was offset by $14.6 million in unrealized depreciation on 57 portfolio company investments. Net unrealized depreciation for the three months ended June 30, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended June 30, 2018, we had $1.9 million in unrealized appreciation on 19 portfolio company investments, which was offset by $13.6 million in unrealized depreciation on 68 portfolio company investments. Net unrealized depreciation for the three months ended June 30, 2018 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended June 30, 2019 and 2018, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($5.9) million and $6.7 million, respectively. For the three months ended June 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the three months ended June 30, 2018, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net realized gain on investments	$1,412	$359
Net realized loss on investments	(2,568)	(2,205)
Net realized gain on foreign currency transactions	4	181
Net realized loss on foreign currency transactions	(316)	(446)
Net realized gain on forward currency exchange contracts	10,696	11
Net realized loss on forward currency exchange contracts	—	(2,884)
Net realized gains (losses)	$9,228	$(4,984)

Change in unrealized gains on investments	$27,122	$5,029
Change in unrealized losses on investments	(11,364)	(12,344)
Net change in unrealized gains (losses) on investments	15,758	(7,315)
Unrealized appreciation (depreciation) on foreign currency translation	300	(26)
Unrealized appreciation (depreciation) on forward currency exchange contracts	(9,149)	7,594
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	(8,849)	7,568

Net change in unrealized gains (losses)	$6,909	$253

For the six months ended June 30, 2019, and 2018, we had net realized gains (losses) on investments of ($1.2) million and ($1.8) million, respectively. For the six months ended June 30, 2019, and 2018, we had net realized gains (losses) on foreign currency transactions of ($0.3) million and ($0.3) million, respectively. For the six months ended June 30, 2019 and 2018, we had net realized gains (losses) on forward currency contracts of $10.7 million and ($2.9) million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the six months ended June 30, 2019, we had $27.1 million in unrealized appreciation on 102 portfolio company investments, which was offset by $11.4 million in unrealized depreciation on 38 portfolio company investments. Net unrealized appreciation for the six months ended June 30, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the six months ended June 30, 2018, we had $5.0 million in unrealized appreciation on 25 portfolio company investments, which was offset by $12.3 million in unrealized depreciation on 63 portfolio company investments. Net unrealized depreciation for the six months ended June 30, 2018 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the six months ended June 30, 2019 and 2018, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($9.1) million and $7.6 million, respectively. For the six months ended June 30, 2019, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the six months ended June 30, 2018, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three months ended June 30,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(1,072)	$(5,859)
Net realized gain on investments due to foreign currency	66	6
Net change in unrealized appreciation (depreciation) on foreign currency translation	499	(8)
Net realized loss on foreign currency transactions	(318)	(544)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,866)	6,653
Net realized gain on forward currency exchange contracts	7,063	444
Foreign currency impact to net increase in net assets resulting from operations	$372	$692

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($0.8) million and ($6.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.2 million and $7.1 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six months ended June 30,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(426)	$(3,494)
Net realized gain on investments due to foreign currency	66	7
Net change in unrealized appreciation (depreciation) on foreign currency translation	300	(26)
Net realized loss on foreign currency transactions	(312)	(265)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,149)	7,594
Net realized gain (loss) on forward currency exchange contracts	10,696	(2,873)
Foreign currency impact to net increase in net assets resulting from operations	$1,175	$943

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($0.4) million and ($3.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.5 million and $4.7 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.1 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $19.2 million and $6.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.37 and $0.17, respectively.

For the six months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $58.5 million and $17.5 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $1.14 and $0.54, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 168% and 257%, respectively.

At June 30, 2019 and December 31, 2018, we had $128.9 million and $33.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2019 we had approximately $138.1 million of availability on our BCSF Revolving Credit Facility, $157.9 million of availability on our Citibank Revolving Credit Facility, and $79.2 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2018 we had approximately $228.7 million of availability on our BCSF Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2019, cash, foreign cash, restricted cash, and cash equivalents increased by $95.6 million. During the six months ended June 30, 2019, we used $157.2 million in cash for operating activities, primarily to purchase investments of $782.2 million, which was offset by proceeds from principal payments and sales of investments of $562.5 million, and a net increase in net assets resulting from operations of $58.5 million. During the six months ended June 30, 2019, we generated $253.4 million from financing activities, primarily from borrowings on our BCSF Revolving Credit Facility, Citibank Revolving Credit Facility, and our JPM Credit Facility, together referred to as the “Revolving Credit Facilities,” of $626.1 million, offset by repayments on our Revolving Credit Facilities of $333.3 million and distributions paid during the period of $38.9 million.

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

BCSF Investments, LLC and certain individuals adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the six months ended June 30, 2019, 827,933 shares have been purchased under the 10b5-1 Plan at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of June 30, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

During the six months ended June 30, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2018, we issued 156,793.49 shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2019, there have been no repurchases of common stock.

Debt

Debt consisted of the following as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	As of June 30, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$361,865	$361,865	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,745	365,700	365,700	363,660
Citibank Revolving Credit Facility	350,000	192,129	192,129	—	—	—
JPM Credit Facility	666,581	587,357	587,357	—	—	—
Total Debt	$1,882,281	$1,507,051	$1,505,096	$865,700	$636,965	$634,925

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

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$—	$1,009
Unused facility fee	—	13
Amortization of deferred financing costs and upfront commitment fees	—	91
Total interest and debt financing expenses	$—	$1,113

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$—	$2,066
Unused facility fee	—	17
Amortization of deferred financing costs and upfront commitment fees	—	181
Total interest and debt financing expenses	$—	$2,264

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2019 and December 31, 2018, we were in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2019 and December 31, 2018 there were $361.9 million and $271.3 million borrowings under the BCSF Revolving Credit Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$4,415	$3,807
Unused facility fee	120	139
Amortization of deferred financing costs and upfront commitment fees	266	266
Total interest and debt financing expenses	$4,801	$4,212

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$9,403	$6,503
Unused facility fee	207	317
Amortization of deferred financing costs and upfront commitment fees	529	530
Total interest and debt financing expenses	$10,139	$7,350

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	4.14%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	4.09%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.74%
Class B	29,300	3.00% + 3 Month LIBOR	5.59%
Class C	30,400	4.00% + 3 Month LIBOR	6.59%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of June 30, 2019, there were 63 first lien and second lien senior secured loans with a total fair value of approximately $423.5 million and cash of $27.9 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $2.0 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$4,238	$—
Amortization of deferred financing costs and upfront commitment fees	43	—
Total interest and debt financing expenses	$4,281	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$8,477	$—
Amortization of deferred financing costs and upfront commitment fees	86	—
Total interest and debt financing expenses	$8,563	$—

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

The facility amount under the Credit Agreement is $350.0 million. Proceeds of the loans under the Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Agreement. The period from the closing date until February 19, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) February 19, 2022 and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2019, we were in compliance with these covenants.

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

As of June 30, 2019, there were $192.1 million borrowings under the Citibank Revolving Credit Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	2019	2018
Borrowing interest expense	$2,024	$—
Unused facility fee	209	—
Amortization of deferred financing costs and upfront commitment fees	10	—
Total interest and debt financing expenses	$2,243	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$2,930	$—
Unused facility fee	223	—
Amortization of deferred financing costs and upfront commitment fees	16	—
Total interest and debt financing expenses	$3,169	$—

JPM Credit Facility

On April 30, 2019, the Company entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

The facility amount under the JPM Credit Agreement is $666.6 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date until November 29, 2020 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We pay an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

As of June 30, 2019, there were $587.4 million borrowings under the JPM Credit Facility.

For the three months ended June 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018
Borrowing interest expense	$5,155	$—
Unused facility fee	126	—
Amortization of deferred financing costs and upfront commitment fees	13	—
Total interest and debt financing expenses	$5,294	$—

For the six months ended June 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Borrowing interest expense	$5,155	$—
Unused facility fee	126	—
Amortization of deferred financing costs and upfront commitment fees	13	—
Total interest and debt financing expenses	$5,294	$—

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2019 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,107
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
Total distributions declared			$0.82	$42,283

The following table summarizes distributions declared during the six months ended June 30, 2018 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
Total distributions declared			$0.70	$24,094

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

As of June 30, 2019, the Company had $186.6 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. — Revolver	5/5/2025	$5,409
Abracon Group Holding, LLC. — Revolver	7/18/2024	2,833
AMI US Holdings Inc. — Revolver	4/1/2024	1,395
Amspec Services, Inc. — Revolver	7/2/2024	643
Ansira Holdings, Inc. — Delayed Draw	12/20/2022	1,509
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC — Revolver	8/2/2021	8,500
Appriss Holdings, Inc. — Revolver	5/30/2025	4,711
Aramsco, Inc. — Revolver	8/28/2024	3,048
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Captain D’s LLC — Revolver	12/15/2023	1,167
Chase Industries, Inc. — Delayed Draw	5/12/2025	2,619
Clinical Innovations, LLC — Revolver	10/17/2022	719
CMI Marketing Inc. — Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. — Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. — Delayed Draw	2/28/2020	1,587
Cruz Bay Publishing, Inc. — Revolver	2/28/2020	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,235
Direct Travel, Inc. — Delayed Draw	12/1/2021	1,883
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp — Revolver	3/15/2022	1,099
Drilling Info Holdings, Inc. — Delayed Draw	7/30/2025	80
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. — Revolver	7/19/2024	3,683
FFI Holdings I Corp — Delayed Draw	1/24/2025	8,138
FFI Holdings I Corp — Revolver	1/24/2025	2,877
Fineline Technologies, Inc. — Revolver	11/4/2022	2,424
Grammer Purchaser, Inc. — Revolver	9/30/2024	1,050
Great Expressions Dental Center PC — Revolver	9/28/2022	727
Hightower Holding, LLC — Delayed Draw	1/31/2025	5,120
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw	6/15/2023	1,487
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Ivy Finco Limited — First Lien Senior Secured Loan	5/19/2025	8,985
Margaux Acquisition Inc. — Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. — Revolver	12/19/2024	2,872
Margaux UK Finance Limited — Revolver	12/19/2024	634
Mertus 522. GmbH — Delayed Draw	5/15/2026	14,933
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
RoC Opco LLC — Revolver	2/25/2025	10,241
Solaray, LLC — Delayed Draw	9/11/2023	1,509
Solaray, LLC — Revolver	9/9/2022	3,683
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
Symplr Software, Inc. — Revolver	11/30/2023	2,120
TCFI Aevex LLC — Revolver	5/13/2025	2,350
TEI Holdings Inc. — Revolver	12/20/2022	2,267
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
WCI-HSG Purchaser, Inc. — Revolver	2/24/2025	2,015
WU Holdco, Inc. — Delayed Draw	3/26/2026	5,635
WU Holdco, Inc. — Revolver	3/26/2025	3,944
Zywave, Inc. — Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$186,609

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2019.

As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833
Aimbridge Hospitality LP — Revolver	6/22/2022	1,177
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315
Amspec Services, Inc. — Revolver	7/2/2024	4,735
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC— Revolver	8/1/2021	8,500
API Technologies Corp. — Revolver	4/22/2024	4,183
Aramsco, Inc. — Revolver	8/28/2024	3,161
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Caliper Corporation — Revolver	11/30/2023	2,358
Captain D’s LLC — Revolver	12/15/2023	1,074
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544
Clinical Innovations, LLC — Revolver	10/17/2022	1,113
CMI Marketing Inc. — Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,240
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,044
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,663
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Revolver	7/19/2024	4,250
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Centers PC — Revolver	9/28/2022	213
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,738
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Margaux UK Finance — Revolver	12/19/2024	636
Margaux Acquisition Inc.— Revolver	12/19/2024	2,257
McKissock, LLC — Revolver	8/5/2021	1,842
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
Solaray, LLC — Revolver	9/9/2022	7,084
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	871
Sovos Compliance, LLC — Revolver	3/1/2022	1,452
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
TEI Holdings Inc. — Revolver	12/20/2022	3,542
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Zywave, Inc. — Revolver	11/17/2022	512
Total First Lien Senior Secured Loans		$107,661
Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,562
Total Other Unfunded Commitments		$2,562
Total		$110,223

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

Recent Accounting Pronouncements

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of June 30, 2019 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$361,865	$—	$—	$361,865	$—
2018-1 Notes	365,700	—	—	—	365,700
Citibank Revolving Credit Facility	192,129	—	192,129	—	—
JPM Credit Facility	587,357	—	—	587,357	—
Total Debt Obligations	$1,507,051	$—	$192,129	$949,222	$365,700

Subsequent Events

On July 17, 2019, the Board of Directors (the “Board”) appointed Amy Butte and Clare Richer as Class I independent directors of Bain Capital Specialty Finance, Inc. (the “Company”). Effective upon the appointments of Ms. Butte and Ms. Richer as directors, the size of the Board was expanded from five to seven members.  The Board appointed Ms. Butte and Ms. Richer to the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee. These appointments are effective August 1, 2019.

On August 1, 2019, with effect as of August 31, 2019, the Board of the Company amended its dividend reinvestment plan to incorporate certain clarifying changes (i) with respect to the mechanism by which the Company may issue new shares of common stock or make open market purchases of its common stock under its dividend reinvestment plan, (ii) to delete references to provisions that would apply prior to a listing of the common stock of the Company on an exchange and (iii) updating the notice provision to Shareholders to reflect the Company’s exchange listing.

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

Assuming that the statement of financial condition as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net Increase
	Increase (Decrease) in	Increase (Decrease) in	(Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(5,661)	$(3,768)	$(1,893)
Up 100 basis points	23,166	15,071	8,095
Up 200 basis points	46,710	30,141	16,569
Up 300 basis points	70,318	45,212	25,106

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.10

Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent  and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

Exhibit Number	Description of Document
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: August 7, 2019	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 7, 2019	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer