Form 10-Q
period 2019-09-30
Bain Capital Specialty Finance, Inc.
filed 2019-11-06
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 51,649,812.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,456,038 and $1,449,749, respectively)	$2,431,395	$1,422,837
Non-controlled/affiliate investment (amortized cost of $6,720 and $6,720, respectively)	6,720	6,720
Controlled affiliate investment (amortized cost of $66,298 and $296,648, respectively)	68,619	298,249
Cash and cash equivalents	70,637	14,693
Foreign cash (cost of $1,066 and $589, respectively)	992	591
Restricted cash	86,402	17,987
Collateral on forward currency exchange contracts	64	4
Deferred financing costs	3,471	4,018
Interest receivable on investments	18,600	6,249
Prepaid insurance	—	1
Receivable for sales and paydowns of investments	28,070	1,634
Other assets	2,147	—
Unrealized appreciation on forward currency exchange contracts	9,308	9,322
Dividend receivable	1,037	8,709
Total Assets	$2,727,462	$1,791,014

Liabilities
Debt (net of unamortized debt issuance costs of $4,685 and $2,040, respectively)	$1,657,578	$634,925
Offering costs payable	1,731	1,820
Interest payable	12,381	4,835
Payable for investments purchased	3,033	119,166
Base management fee payable	6,328	2,950
Incentive fee payable	3,567	3,300
Accounts payable and accrued expenses	3,443	1,281
Distributions payable	21,176	21,108
Total Liabilities	1,709,237	789,385

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,649,812 and 51,482,137 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	52	51
Paid in capital in excess of par value	1,037,577	1,034,255
Total distributable earnings (loss)	(19,404)	(32,677)
Total Net Assets	1,018,225	1,001,629
Total Liabilities and Total Net assets	$2,727,462	$1,791,014

Net asset value per share	$19.71	$19.46

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$50,710	$20,271	$126,037	$48,707
Dividend income	46	—	62	—
Other income	236	92	627	300
Total investment income from non-controlled/non-affiliate investments	50,992	20,363	126,726	49,007
Investment income from controlled affiliate investments:
Interest from investments	781	96	1,023	195
Dividend income	915	6,204	15,425	16,345
Other income	—	—	4	—
Total investment income from controlled affiliate investments	1,696	6,300	16,452	16,540
Total investment income	52,688	26,663	143,178	65,547

Expenses
Interest and debt financing expenses	19,427	6,524	46,592	16,138
Base management fee	8,910	4,639	23,644	11,643
Incentive fee	4,330	3,242	12,905	6,158
Professional fees	789	900	1,615	1,740
Directors fees	159	68	370	203
Other general and administrative expenses	1,243	330	3,672	954
Total expenses before fee waivers	34,858	15,703	88,798	36,836
Base management fee waiver	(2,582)	(2,319)	(6,450)	(5,821)
Incentive fee waiver	(763)	(620)	(2,745)	(1,624)
Total expenses, net of fee waivers	31,513	12,764	79,603	29,391
Net investment income	21,175	13,899	63,575	36,156

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	27	(3,175)	(1,394)	(5,021)
Net realized gain on controlled affiliate investments	—	—	265	—
Net realized gain (loss) on foreign currency transactions	122	(103)	(190)	(367)
Net realized gain (loss) on forward currency exchange contracts	346	177	11,042	(2,696)
Net change in unrealized appreciation (depreciation) on foreign currency translation	162	(17)	461	(43)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	9,135	1,529	(14)	9,123
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(12,373)	7,124	2,269	(2,197)
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(395)	(443)	720	1,562
Total net gains (losses)	(2,976)	5,092	13,159	361

Net increase in net assets resulting from operations	$18,199	$18,991	$76,734	$36,517

Per Common Share Data
Basic and diluted net investment income per common share	$0.41	$0.33	$1.23	$1.02
Basic and diluted increase in net assets resulting from operations per common share	$0.35	$0.46	$1.49	$1.03
Basic and diluted weighted average common shares outstanding	51,649,812	41,733,013	51,587,779	35,461,497

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operations:
Net investment income	$21,175	$13,899	$63,575	$36,156
Net realized gain (loss)	495	(3,101)	9,723	(8,084)
Net change in unrealized appreciation (depreciation)	(3,471)	8,193	3,436	8,445
Net increase in net assets resulting from operations	18,199	18,991	76,734	36,517
Stockholder distributions:
Distributions from distributable earnings	(21,176)	(17,967)	(63,460)	(42,061)
Net decrease in net assets resulting from stockholder distributions	(21,176)	(17,967)	(63,460)	(42,061)
Capital share transactions:
Issuance of common stock, net	—	125,973	—	376,948
Reinvestment of stockholder distributions	—	2,408	3,322	5,594
Net increase in net assets resulting from capital share transactions	—	128,381	3,322	382,542

Total increase (decrease) in net assets	(2,977)	129,405	16,596	376,998
Net assets at beginning of period	1,021,202	754,556	1,001,629	506,963
Net assets at end of period	$1,018,225	$883,961	$1,018,225	$883,961

Net asset value per common share	$19.71	$20.17	$19.71	$20.17
Common stock outstanding at end of period	51,649,812	43,821,596	51,649,812	43,821,596

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$76,734	$36,517
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,068,880)	(675,407)
Proceeds from principal payments and sales of investments	730,260	195,036
Net realized loss from investments	1,129	5,021
Net realized loss on foreign currency transactions	190	367
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	14	(9,123)
Net change in unrealized (appreciation) depreciation on investments	(2,989)	635
Net change in unrealized (appreciation) depreciation on foreign currency translation	(461)	43
Increase in investments due to PIK	(35)	—
Accretion of discounts and amortization of premiums	(2,884)	(1,256)
Amortization of deferred financing costs and debt issuance costs	1,106	1,074
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(60)	3,598
Interest receivable on investments	(12,351)	(1,593)
Prepaid insurance	1	135
Distribution receivable	—	(61)
Dividend receivable	7,672	(6,084)
Other assets	(2,147)	—
Interest payable	7,546	(217)
Base management fee payable	3,378	1,075
Incentive fee payable	267	1,913
Accounts payable and accrued expenses	2,162	909
Excise tax payable	—	(5)
Net cash used in operating activities	(259,348)	(447,423)

Cash flows from financing activities
Borrowings on debt	1,149,248	635,700
Repayments on debt	(700,929)	(487,361)
Payments of financing costs	(409)	—
Payments of offering costs	(89)	—
Payments of debt issuance costs	(2,795)	(1,683)
Proceeds from issuance of common stock	—	376,948
Stockholder distributions paid	(60,070)	(26,242)
Net cash provided by financing activities	384,956	497,362

Net increase in cash, foreign cash, restricted cash and cash equivalents	125,608	49,939
Effect of foreign currency exchange rates	(848)	(385)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	33,271	140,918
Cash, foreign cash, restricted cash and cash equivalents, end of period	$158,031	$190,472

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$37,940	$15,281
Cash paid for excise taxes during the period	$—	$5
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$3,322	$5,594
Distribution to owner from ABCS JV	$346,329	$—

	As of September 30,
	2019	2018
Cash	$70,637	$151,070
Restricted cash	86,402	37,736
Foreign cash	992	1,666
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$158,031	$190,472

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2019

(In thousands)

(Unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.35%	10/9/2026	$6,540	6,479	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.10%	10/9/2025	$16,820	16,688	16,274
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	—	—	—	1	1,963	1,963
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	7/1/2025	$—	(37)	(38)
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	8.24%	7/1/2025	$2,964	2,840	2,836
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.32%	7/1/2025	$34,035	33,369	33,354
		MRO Holdings, Inc. (6) (18) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	6/4/2026	$3,243	3,227	3,202
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.05%	10/17/2022	$6,598	6,507	6,477
		Salient CRGT, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	8.05%	2/28/2022	$12,814	12,864	12,173
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	8.36%	5/13/2025	$2,488	2,430	2,440
		TCFI Aevex LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.55%	5/13/2025	$38,612	37,931	37,936
		TECT Power Holdings, LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.54%	12/27/2021	$14,758	14,596	14,758
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	—	—	—	675	675	756
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.54%	2/24/2025	$672	636	652
		WCI-HSG Purchaser, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	2/24/2025	$17,824	17,586	17,690
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	10.01%	4/30/2026	$11,724	11,618	11,675
							Aerospace & Defense Total	$169,372	$168,426	16.5%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	(8)	—
		CST Buyer Company (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.00%	7.04%	3/1/2023	$9,162	9,072	9,162
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	—	—	9/9/2025	$—	(42)	(85)
		JHCC Holdings, LLC (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.54%	9/9/2025	$283	241	255
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	9/9/2025	$29,751	29,320	29,453
							Automotive Total	$38,583	$38,785	3.8%

	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	8/27/2025	$—	(48)	(48)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.29%	8/27/2026	$14,516	14,229	14,226
		Transaction Network Services, Inc. (12) (15) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.26%	8/15/2022	$18,365	18,152	18,172
							Banking Total	$32,333	$32,350	3.2%

	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	—	8.50%	6/1/2026	$10,000	9,809	7,525
		NPC International, Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.54%	4/18/2025	$9,159	9,189	2,828
		NPC International, Inc. (15)	First Lien Senior Secured Loan	L+ 3.50%	5.54%	4/19/2024	$4,949	4,977	3,141
							Beverage, Food & Tobacco Total	$23,975	$13,494	1.3%

	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/15/2022	$—	(14)	—
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.79%	3/15/2023	$7,890	7,757	7,890
		DXP Enterprises, Inc. (6) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.79%	8/29/2023	$5,139	5,100	5,162
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	—	—	—	1,419	1,419	1,419
		Electronics For Imaging, Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 9.00%	11.10%	7/23/2027	$13,070	12,239	12,090
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.83%	12/1/2025	$8,241	8,252	8,269
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	—	—	—	4	4,251	5,029
		FFI Holdings I Corp (2) (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	—	—	1/24/2025	$—	(73)	(43)
		FFI Holdings I Corp (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.94%	1/24/2025	$1,876	1,804	1,835
		FFI Holdings I Corp (7) (12) (15) (19) (30)	First Lien Senior Secured Loan	L+ 5.75%	8.18%	1/24/2025	$63,572	63,023	63,095
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.35%	3/1/2024	$38,302	38,302	38,302
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,322	6,556
							Capital Equipment Total	$149,382	$149,604	14.7%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	8/2/2021	$—	—	—
		AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.35%	8/1/2022	$21,237	20,904	21,025
		Niacet b.v. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,687	3,950	4,010
		Niacet Corporation (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	2/1/2024	$2,121	2,106	2,116
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.31%	12/15/2025	$8,955	8,790	8,507
							Chemicals, Plastics & Rubber Total	$35,750	$35,658	3.5%

	Construction & Building	Chase Industries, Inc. (3) (15) (19) (21)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	6.10%	5/12/2025	$1,118	1,103	1,099
		Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.10%	5/12/2025	$11,831	11,781	11,772
		Crown Subsea (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.00%	8.10%	11/3/2025	$13,065	12,886	13,114
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	—	—	—	1	1,352	1,508
		Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/20/2024	$—	(67)	(10)
		Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	12/20/2024	$35,091	34,428	35,003
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,242
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	727
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,700	6,806
							Construction & Building Total	$71,173	$72,261	7.1%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.35%	6/6/2024	$17,143	17,004	16,800
		Stanton Carpet Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	11/21/2022	$—	—	—
		Stanton Carpet Corp.(7) (15) (19) (23)	First Lien Senior Secured Loan	L+ 5.50%	7.63%	11/21/2022	$22,503	22,503	22,503
							Consumer Goods: Durable Total	$39,507	$39,303	3.9%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	11/4/2022	$—	(25)	(13)
		FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.35%	11/4/2022	$31,464	31,294	31,307
		Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	9.26%	5/15/2023	$2,653	2,609	2,647
		Kronos Acquisition Holdings Inc.	Corporate Bond	—	9.00%	8/15/2023	$10,000	9,441	8,850
		Kronos Acquisition Holdings Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.26%	5/15/2023	$13,181	13,142	12,539
		MND Holdings III Corp (15) (19) (21)	First Lien Senior Secured Loan	L+ 3.50%	5.60%	6/19/2024	$11,672	11,698	11,395
		RoC Opco LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	2/25/2025	$—	(185)	—
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	9.35%	2/25/2025	$40,793	39,861	40,793
		Solaray, LLC (7) (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.95%	9/11/2023	$13,811	13,811	13,811
		Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.73%	9/9/2022	$9,690	9,641	9,690
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.12%	9/11/2023	$42,720	42,720	42,720
		WU Holdco, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.62%	3/26/2026	$834	778	834
		WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/26/2025	$—	(58)	—
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	3/26/2026	$39,805	38,998	39,805
							Consumer Goods: Non-Durable Total	$213,725	$214,378	21.1%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	9.79%	7/22/2027	$11,870	11,634	11,633
							Containers, Packaging, & Glass Total	$11,634	$11,633	1.1%

	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.04%	7/2/2025	$19,803	19,789	19,704
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.04%	7/2/2026	$2,480	2,433	2,480
							Energy: Electricity Total	$22,222	$22,184	2.2%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	8.62%	7/2/2024	$425	369	425
		Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.35%	7/2/2024	$44,211	43,695	44,211
		Blackbrush Oil & Gas, L.P. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 8.00%	10.46%	2/9/2024	$32,075	31,570	31,754
							Energy: Oil & Gas Total	$75,634	$76,390	7.5%

	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	8.96%	9/30/2022	£13,012	16,467	15,992
							Environmental Industries Total	$16,467	$15,992	1.6%

	FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.71%	5/19/2025	£7,217	8,940	8,626
		Ivy Finco Limited (3)(6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.97%	5/19/2025	£1,822	2,038	2,000
		Margaux Acquisition Inc. (7) (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.32%	12/19/2024	$2,191	2,017	2,191

	Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		$—	(50)	—
	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.32%	12/19/2024		$28,989	28,436	28,989
	Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(11)	—
	Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	7.00%	12/19/2024		£7,726	9,886	9,495
						FIRE: Insurance Total		$51,256	$51,301	5.0%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,759	10,140
						FIRE: Real Estate Total		$10,759	$10,140	1.0%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.62%	6/26/2026		$10,601	10,294	10,177
	Solenis International LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.12%	6/26/2025		$13,281	13,227	12,957
						Forest Products & Paper Total		$23,521	$23,134	2.3%

Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	—	—	—	1,953		1,953	3,300
	Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.37%	4/2/2021		$23,176	22,731	22,828
	Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.39%	4/2/2021		$15,322	15,025	15,093
	Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.54%	10/17/2022		$432	416	426
	Clinical Innovations, LLC (12) (15) (19) (22) (29)	First Lien Last Out	L+ 5.50%	7.54%	10/17/2023		$10,944	10,762	10,889
	CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/3/2025		$—	(67)	—
	CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.57%	3/3/2025		$55,905	55,366	55,905
	Datix Bidco Limited (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	10/28/2024		£—	(23)	(9)
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.69%	4/27/2026		£12,134	16,302	14,913
	Datix Bidco Limited (6) (18)(19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	6.11%	4/28/2025	AUD	4,212	3,203	2,821
	Golden State Buyer, Inc. (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.79%	6/22/2026		$15,268	15,119	15,115
	Great Expressions Dental Centers PC (3) (13) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.79%	9/28/2022		$557	548	411
	Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.45%	9/28/2023		$7,600	7,527	6,650
	Island Medical Management Holdings, LLC (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	8.54%	9/1/2022		$9,187	9,094	8,452
	Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	1/3/2023		$16,109	14,768	11,473
	Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,126	10,666
	Mendel Bidco, Inc. (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.60%	6/17/2027		$19,966	19,479	19,467
	Mertus 522. GmbH (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	5/15/2026		€—	(388)	(394)
	Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/15/2026		€22,468	24,435	23,823
	TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.53%	11/1/2024		$9,472	9,281	9,472
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.29%	6/23/2025		$16,520	16,325	16,520
						Healthcare & Pharmaceuticals Total		$252,982	$247,821	24.3%

High Tech Industries	AMI US Holdings Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.57%	4/1/2024		$977	945	942
	AMI US Holdings Inc. (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	4/1/2025		$13,190	12,943	12,927
	Appriss Holdings, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/30/2025		$—	(65)	—
	Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	5/29/2026		$48,998	48,372	48,998
	CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/24/2023		$—	(15)	—
	CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	5/24/2024		$15,294	15,169	15,294
	Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.29%	7/30/2025		$22,666	22,586	22,572
	Element Buyer, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.30%	7/19/2024		$1,417	1,365	1,417
	Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	7.30%	7/18/2025		$3,375	3,480	3,488
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.30%	7/18/2025		$37,868	38,218	38,247
	Elo Touch Solutions, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.53%	12/15/2025		$17,969	17,140	17,902

	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.26%	7/3/2026		£10,216	13,087	12,116
	Impala Private Investments, LLC (14) (19) (25)	Equity Interest	—	—	—	1,500		—	140
	Lighthouse Network, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.76%	12/2/2024		$19,924	19,874	19,948
	MeridianLink, Inc. (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.04%	5/30/2025		$1,830	1,808	1,809
	Netsmart Technologies, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 3.75%	5.79%	4/19/2023		$10,762	10,782	10,681
	Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.54%	10/19/2023		$2,749	2,749	2,735
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	11.79%	4/20/2023		$8,000	7,987	7,600
	Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.04%	3/30/2026		$6,733	6,685	6,682
	Park Place Technologies (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.04%	3/31/2025		$10,572	10,539	10,541
	Symplr Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	8.10%	11/30/2023		$4,036	3,980	4,011
	Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.10%	11/28/2025		$61,214	60,337	60,908
	Utimaco, Inc. (6) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.62%	8/9/2027		$14,849	14,482	14,478
	Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	—	—	—	28		2,833	2,833
	Ventiv Holdco, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	9/3/2025		$—	(50)	(34)
	Ventiv Holdco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.63%	9/3/2025		$24,360	23,999	24,117
	VPARK BIDCO AB (6) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,152	8,324
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.77%	3/10/2025	NOK	74,020	9,189	8,145
	Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.27%	11/17/2022		$429	418	416
	Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.26%	11/17/2022		$17,415	17,331	17,241
						High Tech Industries Total		$375,320	$374,478	36.8%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19)	Second Lien Senior Secured Loan	L+ 7.50%	9.60%	2/1/2027		$13,068	12,801	12,839
	Captain D’s LLC (3) (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.48%	12/15/2023		$1,037	1,024	1,023
	Captain D’s LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	12/15/2023		$13,071	12,969	12,973
	K-Mac Holdings Corp. (12) (18)	Second Lien Senior Secured Loan	L+ 6.75%	8.79%	3/16/2026		$1,200	1,197	1,193
	Quidditch Acquisition, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.00%	9.04%	3/21/2025		$19,072	19,053	19,358
						Hotel, Gaming & Leisure Total		$47,044	$47,386	4.7%

Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.30%	12/2/2024		$4,050	4,019	4,030
	Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.79%	12/20/2022		$2,944	2,933	2,688
	Ansira Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	9.00%	12/20/2022		$1,643	1,643	1,643
	Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.79%	12/20/2022		$35,968	35,880	33,900
	Cambium Learning Group, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	12/18/2025		$12,233	11,672	11,988
	Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	10.00%	2/28/2020		$880	853	880
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	8.00%	2/28/2020		$2,267	2,267	2,267
	Cruz Bay Publishing, Inc. (7) (15) (19) (27)	First Lien Senior Secured Loan	L+ 5.75%	8.01%	2/28/2020		$4,895	4,895	4,895
	Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.86%	2/28/2020		$1,635	1,635	1,635
						Media: Advertising, Printing & Publishing Total		$65,797	$63,926	6.3%

Media: Broadcasting & Subscription	Vital Holdco Limited (6) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	7.80%	5/29/2026		$35,357	34,519	34,473
	Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€7,917	8,606	8,416
						Media: Broadcasting & Subscription Total		$43,125	$42,889	4.2%

Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2022		$—	—	—
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.85%	6/15/2022		$15,095	15,194	15,208
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.85%	6/15/2022		$9,891	9,956	9,965
	Getty Images, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.56%	2/19/2026		$21,957	21,760	21,920
	International Entertainment Investments Limited (6) (18) (21) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.66%	5/31/2023		£8,686	10,630	10,675
						Media: Diversified & Production Total		$57,540	$57,768	5.7%

Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/6/2022		$—	—	—
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.79%	7/6/2022		$29,330	29,330	29,330
	Calceus Acquisition, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.54%	2/12/2025		$9,055	8,987	9,063
						Retail Total		$38,317	$38,393	3.8%

Services: Business	Advantage Sales & Marketing Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 3.25%	5.29%	7/23/2021		$11,641	11,476	10,900
	AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	6.34%	6/16/2025		$3,904	3,892	3,865
	AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.34%	6/16/2025		$16,134	16,089	15,973
	Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.71%	9/30/2024		£10,261	13,113	12,421
	Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	1/31/2025		$—	(10)	(11)
	Hightower Holding, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.04%	1/31/2025		$26,261	26,142	26,195
	LegalZoom.com, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	11/21/2024		$7,860	7,788	7,902
	New Insight Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.75%	12/20/2024		$20,374	19,934	20,472
	SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,957	17,646	17,006
	SumUp Holdings Luxembourg S.à.r.l. (2) (3) (5)(6) (15) (19)	First Lien Senior Secured Loan	—	—	8/1/2024		€—	(411)	(416)

	TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	10.00%	12/20/2022		$992	992	992
	TEI Holdings Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.10%	12/20/2023		$62,279	62,017	62,279
	Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.04%	9/29/2025		$26,437	26,377	26,304
							Services: Business Total	$205,045	$203,882	20.0%

Services: Consumer	GI Chill Acquisition LLC (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.10%	8/6/2025		$11,865	11,827	11,836
	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	8.29%	2/13/2026		$2,571	2,587	2,519
	Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.78%	5/11/2026		£5,000	6,131	5,961
	The Knot Worldwide Inc. (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 8.25%	10.29%	12/21/2026		$6,187	6,130	6,125
	The Knot Worldwide Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.54%	12/19/2025		$12,358	12,377	12,373
	Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.72%	9/11/2024		£6,011	7,718	7,166
	Zeppelin BidCo Pty Limited (6) (18)(19) (21)	First Lien Senior Secured Loan	AUD LIBOR+ 6.00%	7.18%	6/28/2024	AUD	20,621	13,932	13,498
							Services: Consumer Total	$60,702	$59,478	5.8%

Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.55%	4/30/2026		$6,467	6,436	6,491
	Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.50%	6.60%	6/15/2023		$250	233	233
	Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2023		$—	(3)	(1)
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.60%	6/15/2023		$13,764	13,602	13,627
	Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.60%	12/16/2024		$857	863	843
	Masergy Holdings, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 3.25%	5.35%	12/15/2023		$681	679	671
							Telecommunications Total	$21,810	$21,864	2.1%

Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19) (31)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.70%	5/5/2025		$748	630	672
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.07%	5/5/2025		$44,086	43,214	43,535
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025		$2,479	2,429	2,448
	ARL Holdings, LLC. (14) (19) (25)	Equity Interest	—	—	—		—	397	377
	ARL Holdings, LLC. (14) (19) (25)	Equity Interest	—	—	—		8	8	6
	ENC Holding Corporation (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.10%	5/30/2025		$10,296	10,283	10,176
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	—	—	—		1,011	1,011	1,082
	Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	—		6	646	663
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	—	—	—		122	—	129
	Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.60%	9/30/2024		$105	108	100
	Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.70%	9/30/2024		$10,232	10,068	10,181
	Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.54%	1/19/2024		$15,000	14,744	14,963
	PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.79%	3/13/2025		$23,336	23,324	22,679
	Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	—	—	—		3,090	3,090	3,090
							Transportation: Cargo Total	$109,952	$110,101	10.8%

Transportation: Consumer	Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/1/2021		$—	—	—
	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	9.62%	12/1/2021		$1,351	1,351	1,351
	Direct Travel, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	—	—	12/1/2021		$—	(122)	—
	Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.50%	8.65%	12/1/2021		$49,794	49,794	49,794
	Toro Private Holdings III, Ltd (6) (12) (18) (29)	Second Lien Senior Secured Loan	L+ 9.00%	11.04%	5/28/2027		$8,998	8,496	7,874
							Transportation: Consumer Total	$59,519	$59,019	5.8%

	Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	—	7.75%	6/15/2025	$13,478	12,568	9,637
							Utilities: Electric Total	$12,568	$9,637	0.9%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	—	—	—	2	1,800	1,488
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(34)	(35)
		Abracon Group Holding, LLC. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.08%	7/18/2024	$36,185	36,013	35,733
		Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.29%	8/28/2024	$1,468	1,424	1,400
		Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.29%	8/28/2024	$24,349	23,949	23,862
		Armor Group, LP (14) (19) (25)	Equity Interest	—	—	—	10	1,012	1,058
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.26%	8/19/2022	$10,574	10,465	10,257
		PetroChoice Holdings, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.26%	8/19/2022	$3,601	3,574	3,493
		PT Holdings, LLC (12) (15) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	6.04%	12/9/2024	$21,507	21,472	21,005
		Specialty Building Products Holdings, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.79%	10/1/2025	$16,859	16,766	16,902
		SRS Distribution Inc. (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.25%	5.29%	5/23/2025	$4,665	4,583	4,557
							Wholesale Total	$121,024	$119,720	11.8%
							Non-Controlled/Non-Affiliate Investments Total	$2,456,038	$2,431,395	238.8%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	—	—	—	6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.7%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.7%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred equity	—	16.00%	—	11,706	11,702	11,706
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.60%	6/30/2025	$27,366	26,560	26,546
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	—	—	—	11,863	11,863	13,294
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	—	—	—	1,116	1,116	2,016
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	—	10.00%	6/2/2022	$6,349	6,349	6,349
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	—	—	—	8,708	8,708	8,708
							Aerospace & Defense Total	$66,298	$68,619	6.7%
							Controlled Affiliate Investments Total	$66,298	$68,619	6.7%
							Investments Total	$2,529,056	$2,506,734	246.2%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	2.03%	—	$53,341	53,341	53,341
		Goldman Sachs US Treasury Liquid Reserves Fund	Cash Equivalents	—	2.03%	—	$101,740	101,740	101,740
							Cash Equivalents Total	$155,081	$155,081	15.2%
							Investments and Cash Equivalents Total	$2,684,137	$2,661,815	261.4%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$745
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	(441)
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	774
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	432
US DOLLARS 412	POUND STERLING 310	Citibank	9/21/2020	26
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	479
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	390
US DOLLARS 75,768	EURO 65,260	Goldman Sachs	6/15/2020	3,272
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	2,297
US DOLLARS 8,255	NORWEGIAN KRONE 74,020	Goldman Sachs	12/20/2019	92
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	1,242
				$9,308

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Australian Dollar Interbank Offered Rate (“AUD LIBOR”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime and the current weighted average interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,018,225 as of September 30, 2019.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, non-qualifying assets totaled 11.5% of the Company’s total assets.

(7) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution LLC. See Note 6  “Debt”.

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

(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6  “Debt”.

(13) $323 of the total par amount for this security is at P+ 3.75%.

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

(21) Assets or a portion thereof are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6  “Debt”.

(22) The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(23) $987 of the total par amount for this security is at P+ 4.50%.

(24) $497 of the total par amount for this security is at P+ 3.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $67,285 or 6.61% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
CB Titan Holdings, Inc. - Preferred Equity	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrants	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
FCG Acquisitions, Inc. - Preferred equity	1/24/2019
WCI-HSG HOLDCO, LLC - Preferred equity	2/22/2019
Toro Private Investments II, L.P. - Equity Interest	3/19/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ACC Holdco, LLC. - Equity Interest	6/28/2019
Kellstrom Aerospace Group, Inc - Equity Interest	7/1/2019
East BCC Coinvest II,LLC - Equity Interest	7/23/2019
Gale Aviation (Offshore) Co - Equity Interest	8/2/2019
Ventiv Topco, Inc. - Equity Interest	9/3/2019

(26) $1,813 of the total par amount for this security is at P+ 4.00%.

(27) $71 of the total par amount for this security is at P+ 5.75%.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6  “Debt”.

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6  “Debt”.

(30) $5,045 of the total par amount for this security is at P+ 4.75%.

(31) $280 of the total par amount for this security is at P+ 4.75%.

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

(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6  “Debt”.

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

(21) Assets or a portion thereof are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6  “Debt”.

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

BAIN CAPITAL SPECIALTY FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization

Bain Capital Specialty Finance, Inc. (the “Company”) was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated and intends to operate in a manner so as to continuously qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing concurrently with its election to be treated as a BDC. The Company is externally managed by BCSF Advisors, LP (the “Advisor” or “BCSF Advisors”), our investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator” or “BCSF Advisors”).

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

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board of Directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s audit committee of the Board (the “Audit Committee) and one or more independent third party valuation firms engaged by the Board.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2019 and December 31, 2018, no loans or debt securities had been placed on non-accrual status.

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

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs on the consolidated statements of assets and liabilities. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation. The Company records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method and these costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files the tax return for the tax year ending December 31, 2019. The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC; BCSF II-C, LLC; BCSF CFSH, LLC; BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC; and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2019, the tax years that remain subject to examination are from 2015 forward.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company does not believe this change will have a material effect on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2019 (with corresponding percentage of total portfolio investments):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,189,765	86.6%	$2,178,962	86.9%
First Lien Last Out Loans	27,645	1.1	27,307	1.1
Second Lien Senior Secured Loans	202,565	8.0	192,205	7.7
Subordinated Debt	14,744	0.5	14,963	0.6
Corporate Bonds	31,818	1.3	26,012	1.0
Equity Interests	43,292	1.7	45,702	1.8
Preferred Equity	19,227	0.8	21,454	0.9
Warrants	—	0.0	129	0.0
Total	$2,529,056	100.0%	$2,506,734	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2019 (with corresponding percentage of total portfolio investments):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,244,336	88.7%	$2,232,986	89.1%
United Kingdom	126,541	5.0	122,324	5.0
Luxembourg	37,365	1.5	36,097	1.4
Germany	24,047	1.0	23,429	0.9
Ireland	20,449	0.8	19,915	0.8
Sweden	18,341	0.7	16,469	0.7
Australia	13,932	0.6	13,498	0.5
France	13,087	0.6	12,116	0.5
Jersey	10,978	0.4	10,626	0.4
Netherlands	11,272	0.4	10,566	0.4
Cayman Islands	8,708	0.3	8,708	0.3
Total	$2,529,056	100.0%	$2,506,734	100.0%

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

(1)                                     Includes equity investment in ABCS.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2019 (with corresponding percentage of total portfolio investments):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$375,320	14.8%	$374,478	14.9%
Healthcare & Pharmaceuticals	252,982	10.0	247,821	9.9
Aerospace & Defense	235,670	9.3	237,045	9.5
Consumer Goods: Non-Durable	213,725	8.5	214,378	8.6
Services: Business	205,045	8.1	203,882	8.1
Capital Equipment	149,382	5.9	149,604	6.0
Wholesale	121,024	4.8	119,720	4.8
Transportation: Cargo	109,952	4.3	110,101	4.4
Energy: Oil & Gas	75,634	3.0	76,390	3.0
Construction & Building	71,173	2.8	72,261	2.9
Media: Advertising, Printing & Publishing	65,797	2.6	63,926	2.5
Services: Consumer	60,702	2.4	59,478	2.4
Transportation: Consumer	59,519	2.4	59,019	2.4
Media: Diversified & Production	57,540	2.3	57,768	2.3
FIRE: Insurance (1)	51,256	2.0	51,301	2.0
Hotel, Gaming & Leisure	47,044	1.9	47,386	1.9
Media: Broadcasting & Subscription	43,125	1.7	42,889	1.7
Consumer Goods: Durable	39,507	1.5	39,303	1.6
Automotive	38,583	1.5	38,785	1.5
Retail	38,317	1.5	38,393	1.5
Chemicals, Plastics & Rubber	35,750	1.4	35,658	1.4
Banking	32,333	1.3	32,350	1.3
Forest Products & Paper	23,521	0.9	23,134	0.9
Energy: Electricity	22,222	0.9	22,184	0.9
Telecommunications	21,810	0.9	21,864	0.9
Beverage, Food & Tobacco	30,695	1.2	20,214	0.8
Environmental Industries	16,467	0.7	15,992	0.6
Containers, Packaging, & Glass	11,634	0.5	11,633	0.5
FIRE: Real Estate (1)	10,759	0.4	10,140	0.4
Utilities: Electric	12,568	0.5	9,637	0.4
Total	$2,529,056	100.0%	$2,506,734	100.0%

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

(2)                                     Net of $3.6 million deferred financing costs for the ABCS Facility, December 31, 2018.

Below is selected statements of operations information for the three and nine months ended September 30, 2019 and 2018:

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019 (1)	September 30, 2018	September 30, 2019 (1)	September 30, 2018
Interest Income	$—	$29,224	$53,494	$72,352
Fee income	—	89	217	1,036
Total revenues	—	29,313	53,711	73,388
Credit facility expenses	—	12,564	22,008	32,284
Other fees and expenses	—	13,848	6,661	16,326
Total expenses	—	26,412	28,669	48,610
Net investment income	—	2,901	25,042	24,778
Net increase in members’ capital from operations	$—	$2,901	$25,042	$24,778

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

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$413,812	$1,765,150	$2,178,962
First Lien Last Out Loans	—	—	27,307	27,307
Second Lien Senior Secured Loans	—	56,090	136,115	192,205
Subordinated Debt	—	—	14,963	14,963
Corporate Bonds	—	26,012	—	26,012
Equity Interests	—	—	45,702	45,702
Preferred Equity	—	—	21,454	21,454
Warrants	—	—	129	129
Total Investments	$—	$495,914	$2,010,820	$2,506,734
Cash equivalents	$155,081	$—	$—	$155,081
Forward currency exchange contracts (asset)	$—	$9,308	$—	$9,308

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$619,352	$439,487	$1,058,839
First Lien Last Out Loans	—	—	27,487	27,487
Second Lien Senior Secured Loans	—	112,586	145,555	258,141
Subordinated Debt	—	—	39,625	39,625
Corporate Bonds	—	35,023	—	35,023
Investment Vehicles (1)	—	—	279,363	279,363
Equity Interests	—	—	26,521	26,521
Preferred Equity	—	—	2,807	2,807
Warrants	—	—	—	—
Total Investments	$—	$766,961	$960,845	$1,727,806
Cash equivalents	$877	$—	$—	$877
Forward currency exchange contracts (asset)	$—	$9,322	$—	$9,322

(1)                                     Represents equity investment in ABCS.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$—	$960,845
Purchases of investments and other adjustments to cost	691,236	422	43,955	—	64,741	19,833	16,659	—	836,846
Distribution to Company from ABCS	918,870	—	—	—	(346,329)	—	—	—	572,541
Paid-in-kind interest	19	—	—	—	—	—	15	—	34
Net accretion of discounts (amortization of premiums)	1,618	71	205	33	—	—	—	—	1,927
Proceeds from principal repayments and sales of investments	(328,263)	(172)	(41,490)	(25,000)	1,432	(779)	—	—	(394,272)
Net change in unrealized appreciation (depreciation) on investments	(1,841)	(500)	(1,152)	305	528	(33)	1,973	129	(591)
Net realized gains (losses) on investments	4	(1)	270	—	265	160	—	—	698
Transfers out of Level 3	(59,955)	—	(17,384)	—	—	—	—	—	(77,339)
Transfers to Level 3	103,975	—	6,156	—	—	—	—	—	110,131
Balance as of September 30, 2019	$1,765,150	$27,307	$136,115	$14,963	$—	$45,702	$21,454	$129	$2,010,820
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2019	$(2,506)	$(500)	$(2,075)	$305	$—	$(33)	$1,970	$129	$(2,710)

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339	$30,516	$84,722	$—	$178,410	$9,763	$1,964	$520,714
Purchases of investments and other adjustments to cost	309,220	422	57,391	24,700	79,574	7,678	—	478,985
Net accretion of discounts (amortization of premiums)	637	64	152	3	—	—	—	856
Proceeds from principal repayments and sales of investments	(104,816)	(76)	(17,070)	—	(1,310)	—	—	(123,272)
Net change in unrealized appreciation (depreciation) on investments	(1,625)	(529)	(1,742)	(3)	1,958	1,176	107	(658)
Net realized gains on investments	6	—	18	—	—	—	—	24
Transfers out of Level 3	(9,142)	—	(13,458)	—	—	—	—	(22,600)
Transfers to Level 3	13,448	—	14,701	—	—	—	—	28,149
Balance as of September 30, 2018	$423,067	$30,397	$124,714	$24,700	$258,632	$18,617	$2,071	$882,198

Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2018	$(1,215)	$(529)	$(1,398)	$(3)	$1,958	$1,176	$107	$96

(1)                                        Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2018, the transfer from Level 3 to Level 2 was primarily due to increased price transparency.

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

	As of September 30, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,342,865	Discounted Cash Flows	Comparative Yields	4.4%-12.0% (7.4%)
First Lien Senior Secured Loans	14,025	Collateral Analysis	Recovery Rate	100%
First Lien Last Out	27,307	Discounted Cash Flows	Comparative Yields	7.4%-12.5% (10.4%)
Second Lien Senior Secured Loans	97,254	Discounted Cash Flows	Comparative Yields	6.1%-13.5% (9.4%)
Subordinated Debt	14,963	Discounted Cash Flows	Comparative Yields	13.5%-13.5% (13.5%)
Equity Interest	15,329	Comparable Company Multiple	EBITDA Multiple	6.8x-13.5x (8.6x)
Equity Interest	15,310	Discounted Cash Flows	Comparative Yields	10.0%-10.0% (10.0%)
Preferred Equity	21,454	Comparable Company Multiple	EBITDA Multiple	7.5x-12.0x (10.2x)
Warrants	129	Comparable Company Multiple	EBITDA Multiple	7.5x-7.5x (7.5x)
Total investments	$1,548,636

(1)             Included within the Level 3 assets of $2,010,820 is an amount of $462,184 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)             Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2019. The significant unobservable input used in the income approach is the comparative yield. The comparative yield is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach is the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2018 were as follows:

	As of December 31, 2018
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
First Lien Senior Secured Loans	$248,967	Discounted Cash Flows	Comparative Yields	5.4%-12.8% (8.1%)
First Lien Senior Secured Loans	4,163	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
First Lien Senior Secured Loans	11,500	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	27,454	Discounted Cash Flows	Comparative Yields	8.6%-14.5% (12.1%)
Second Lien Senior Secured Loans	85,980	Discounted Cash Flows	Comparative Yields	6.6%-14.5% (10.6%)
Subordinated Debt	39,625	Discounted Cash Flows	Comparative Yields	10.0%-16.2% (12.3%)
Investment Vehicles (3)	279,363	Other	—	—
Equity Interest	3,000	Comparable Company Multiple	EBITDA Multiple	13.3x-13.5x (13.4x)
Equity Interest	14,723	Comparable Company Multiple	Book Value Multiple	1x-1x (1x)
Preferred Equity	2,207	Comparable Company Multiple	EBITDA Multiple	10.5x-10.5x (10.5x)
Total investments	$716,982

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

The fair value of the loans held by ABCS were determined based upon recent transactions or the use of discounted cash flows, with comparative yields ranging from 7.7% to 10.9% and a weighted average of 8.9%. The carrying value of the ABCS Facility approximates fair value.

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019, and December 31, 2018, approximate the carrying value of such facilities. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2019, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019, approximate the carrying value of such facilities.

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

Base Management Fee

The Company pays the Advisor a base management fee (the “Base Management Fee”), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated. Effective February 1, 2019, the base management fee has been revised to a tiered management fee structure so that the base management fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio down to 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%.

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

For the three months ended September 30, 2019 and 2018 management fees were $8.9 million and $4.6 million, respectively. For the nine months ended September 30, 2019 and 2018 management fees were $23.6 million and $11.6 million, respectively. For the three months ended September 30, 2019, $0.0 million was contractually waived and $2.6 million was voluntarily waived. For the nine months ended September 30, 2019, $0.0 million was contractually waived and $6.4 million was voluntarily waived. For the three months ended September 30, 2018, $2.3 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2018, $5.8 million was contractually waived and $0.0 million was voluntarily waived.

As of September 30, 2019 and December 31, 2018, management fees payable were $6.3 million and $3.0 million, respectively.

Incentive Fee

For the periods ended September 30, 2019 and 2018, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

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

Prior to the calendar quarter that commences on January 1, 2019 the incentive on income was calculated as follows:

(i)                                     15.0% of the pre-incentive fee net investment income for the current quarter prior to the IPO; or

(ii)                                  17.5% of the pre-incentive fee net income for the current quarter after the IPO; and

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

For the three months ended September 30, 2019 and 2018, the Company incurred $4.3 million and $2.5 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.8 million and $0.6 million, respectively, of the income incentive fees earned by the Advisor during the three months ended September 30, 2019 and 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2019 and 2018, the Company incurred $12.9 million and $6.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $2.7 million and $1.6 million, respectively, of the income incentive fees earned by the Advisor during the nine months ended September 30, 2019 and 2018. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $3.6 and $10.2 million of income incentive fees (after waivers) for the three and nine months ended September 30, 2019, respectively. As a result of the income incentive fee waivers, the Company incurred $1.9 and $4.5 million of income incentive fees (after waivers) for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019 and December 31, 2018, there was $3.6 million and $3.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2019 and December 31, 2018.

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

For the three months ended September 30, 2019 and 2018 the Company accrued $0.0 million and $0.7 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations, respectively. For the nine months ended September 30, 2019 and 2018 the Company accrued $0.0 million and $0.1 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fees on the consolidated statements of operations, respectively. As of September 30, 2019 and December 31, 2018, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.8 million and $0.0 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, $0.2 million and $0.0 million, respectively, in expenses related to the Administrator were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.5 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018, of which $7.8 million had been called by the Company as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Advisor held 389,639.59 and 389,476.18 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 of which $388.7 million had been called by the Company as of December 31, 2018. These investors held 9,539,043.66 and 19,306,284.66 shares of the Company at September 30, 2019 and December 31, 2018, respectively.

All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2018	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of September 30, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$11,706	$—	$11,707	$(4)	$3	$—	$11,706	$491	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,366	—	26,630	(69)	(15)	—	26,546	641	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	—	279,363	1,432	(281,589)	529	265	—	13,875	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,243	384	—	389	—	2,016	81	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,349	4,163	2,204	(18)	—	—	6,349	383	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,480	—	—	(186)	—	13,294	848	—
Gale Aviation (Offshore) Co, Equity Interest	8,708	—	9,127	(419)	—	—	8,708	129	—
Total Controlled affiliate investment	$67,108	$298,249	$51,484	$(282,099)	$720	$265	$68,619	$16,448	$4
Total	$73,828	$304,969	$51,484	$(282,099)	$720	$265	$75,339	$16,448	$4

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

(1)                     Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 161% and 257%, respectively.

The Company’s outstanding borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$316,015	$316,015	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,789	365,700	365,700	363,660
JPM Credit Facility	666,581	581,798	581,798	—	—	—
2019-1 Debt	398,750	398,750	395,976	—	—	—
Total Debt	$1,931,031	$1,662,263	$1,657,578	$865,700	$636,965	$634,925

(1)                                     Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2019 and year ended December 31, 2018 were 4.8% and 4.3%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$316,015	$—	$—	$316,015	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	581,798	—	—	581,798	—
2019-1 Debt	398,750	—	—	—	398,750
Total Debt Obligations	$1,662,263	$—	$—	$897,813	$764,450

SMBC Revolving Credit Agreement

On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$—	$835
Unused facility fee	—	5
Amortization of deferred financing costs and upfront commitment fees	—	92
Total interest and debt financing expenses	$—	$932

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$—	$2,900
Unused facility fee	—	22
Amortization of deferred financing costs and upfront commitment fees	—	274
Total interest and debt financing expenses	$—	$3,196

BCSF Revolving Credit Facility

On October 4, 2017, the Company entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2019 and December 31, 2018 there were $316.0 million and $271.3 million borrowings under the BCSF Revolving Credit Facility.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,441	$5,130
Unused facility fee	109	65
Amortization of deferred financing costs and upfront commitment fees	269	269
Total interest and debt financing expenses	$4,819	$5,464

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$13,844	$11,633
Unused facility fee	316	382
Amortization of deferred financing costs and upfront commitment fees	798	799
Total interest and debt financing expenses	$14,958	$12,814

2018-1 Notes

On September 28, 2018, the Company, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 closing date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.83%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.78%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.43%
Class B	29,300	3.00% + 3 Month LIBOR	5.28%
Class C	30,400	4.00% + 3 Month LIBOR	6.28%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

During the reinvestment period, pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer’s investment strategy and the terms of the indenture.

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

As of September 30, 2019, there were 64 first lien and second lien senior secured loans with a total fair value of approximately $404.6 million and cash of $36.5 million securing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.9 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,022	$127
Amortization of deferred financing costs and upfront commitment fees	44	1
Total interest and debt financing expenses	$4,066	$128

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$12,499	$127
Amortization of deferred financing costs and upfront commitment fees	130	1
Total interest and debt financing expenses	$12,629	$128

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

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,174	$—
Unused facility fee	134	—
Amortization of deferred financing costs and upfront commitment fees	108	—
Total interest and debt financing expenses	$1,416	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,104	$—
Unused facility fee	357	—
Amortization of deferred financing costs and upfront commitment fees	124	—
Total interest and debt financing expenses	$4,585	$—

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. The Company pays an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of September 30, 2019, there were $581.8 million borrowings under the JPM Credit Facility.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$7,232	$—
Unused facility fee	202	—
Amortization of deferred financing costs and upfront commitment fees	20	—
Total interest and debt financing expenses	$7,454	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$12,387	$—
Unused facility fee	328	—
Amortization of deferred financing costs and upfront commitment fees	33	—
Total interest and debt financing expenses	$12,748	$—

2019-1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the “2019-1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019-1 CLO Transaction”). The notes issued in connection with the 2019-1 CLO Transaction (the “2019-1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2019-1 Portfolio”). The Co-Issuers also issued Class A-1L Loans (the “Loans” and, together with the 2019-1 Notes, the “2019-1 Debt”). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2019
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.86%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.86%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.86%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.76%
Class C	32,500	4.75% + 3 Month LIBOR	6.91%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

The Loans and Class A-1, A-2A, A-2B, B, and C Notes are included in the consolidated financial statements of the Company. The Membership Interests are eliminated in consolidation.

The Company serves as portfolio manager of the 2019-1 Issuer pursuant to a portfolio management agreement between the Company and the 2019-1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period, pursuant to the indenture and loan agreement governing the 2019-1 Notes and Loans, respectively, all principal collections received on the underlying collateral may be used by the 2019-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2019-1 Issuer and in accordance with the 2019-1 Issuer investment strategy and the terms of the indenture and loan agreement, as applicable.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2019-1 Co-Issuers for so long as the 2019-1 Debt remains outstanding.

The 2019-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2019-1 Issuer.

As of September 30, 2019, there were 64 first lien and second lien senior secured loans with a total fair value of approximately $446.7 million and cash of $49.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2019, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.8 million as of September 30, 2019.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,651	$—
Amortization of deferred financing costs and upfront commitment fees	21	—
Total interest and debt financing expenses	$1,672	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,651	$—
Amortization of deferred financing costs and upfront commitment fees	21	—
Total interest and debt financing expenses	$1,672	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2019 and December 31, 2018 is included on the consolidated schedule of investments by contract. The Company posted collateral of $0.1 million and $0.0 million with the counterparties on foreign currency exchange contracts at September 30, 2019 and December 31, 2018, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $205.9 million and $172.1 million, respectively. For the three and nine months ended September 30, 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $124.3 million and $97.1 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2019.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,510	$—	$1,510	$—	$1,510
Citibank	Unrealized appreciation on forward currency contracts	$26	$—	$26	$—	$26
Goldman Sachs	Unrealized appreciation on forward currency contracts	$7,772	$—	$7,772	$—	$7,772

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended September 30,
	2019	2018
Net realized gain on forward currency exchange contracts	$346	$177
Net change in unrealized appreciation on forward currency exchange contracts	9,135	1,529
Total net realized and unrealized gains on forward currency exchange contracts	$9,481	$1,706

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($8.1) million and ($1.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $9.5 million and $1.7 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2019 and 2018 was as follows:

	For the Nine Months Ended September 30,
	2019	2018
Net realized gain (loss) on forward currency exchange contracts	$11,042	$(2,696)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(14)	9,123
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$11,028	$6,427

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($8.4) million and ($5.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $11.0 million and $6.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.6 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
Total distributions declared			$1.23	$63,460

The distributions declared during the nine months ended September 30, 2019 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
Total distributions declared			$1.11	$42,061

The distributions declared during the nine months ended September 30, 2018 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2019 and December 31, 2018, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,639.59 shares of the Company and contributed $7.8 million to the Company and received 389,476.18 shares of the Company, respectively. At September 30, 2019 and December 31, 2018, BCSF Advisors, LP owned 0.75% and 0.76%, respectively, of the outstanding common stock of the Company.

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

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	6,245,548.12	$125,973
Dividend reinvestment	—	—	119,579.90	2,408
Total capital drawdowns and dividend reinvestment	—	$—	6,365,128.02	$128,381

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	18,569,410.17	$376,948
Dividend reinvestment	167,674.81	3,322	276,373.39	5,594
Total capital drawdowns and dividend reinvestment	167,674.81	$3,322	18,845,783.56	$382,542

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s Vice President and Treasurer and a Managing Director of Bain Capital Credit, which such parties will buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the nine months ended September 30, 2019, 827,933 shares were purchased at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of February 21, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2019, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2019, the Company had $221.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. — Revolver	5/5/2025	$5,348
Abracon Group Holding, LLC. — Revolver	7/18/2024	2,834
AMI US Holdings Inc. — Revolver	4/1/2024	768
Amspec Services, Inc. — Revolver	7/2/2024	5,242
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
Ansira Holdings, Inc. — Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC — Revolver	8/2/2021	8,500
Appriss Holdings, Inc. — Revolver	5/30/2025	4,711
Aramsco, Inc. — Revolver	8/28/2024	1,920
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Captain D’s LLC — Revolver	12/15/2023	826
Chase Industries, Inc. — Delayed Draw	5/12/2025	2,619
Clinical Innovations, LLC — Revolver	10/17/2022	720
CMI Marketing Inc. — Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. — Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. — Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. — Revolver	2/28/2020	567
CST Buyer Company — Revolver	3/1/2023	898
Datix Bidco Limited — Revolver	10/28/2024	1,195
Direct Travel, Inc. — Delayed Draw	12/1/2021	10,072
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp — Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. — Revolver	7/19/2024	2,834
FFI Holdings I Corp — Delayed Draw	1/24/2025	5,685
FFI Holdings I Corp — Revolver	1/24/2025	3,556
Fineline Technologies, Inc. — Revolver	11/4/2022	2,621
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Center PC — Revolver	9/28/2022	610
Green Street Parent, LLC — Revolver	8/27/2025	2,419
Hightower Holding, LLC — Delayed Draw	1/31/2025	4,329
Horizon Telcom, Inc. — Delayed Draw	6/15/2023	1,488
Horizon Telcom, Inc. — Revolver	6/15/2023	116
Ivy Finco Limited — First Lien Senior Secured Loan	5/19/2025	6,458
JHCC Holdings, LLC — Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC — Revolver	9/9/2025	2,550
Kellstrom Commercial Aerospace, Inc. — Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. — Revolver	7/1/2025	3,433
Margaux Acquisition Inc. — Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. — Revolver	12/19/2024	2,872
Margaux UK Finance Limited — Revolver	12/19/2024	613
Mertus 522. GmbH — Delayed Draw	5/15/2026	14,316
Profile Products LLC — Revolver	12/20/2024	3,833
RoC Opco LLC — Revolver	2/25/2025	10,241
Solaray, LLC — Delayed Draw	9/11/2023	992
Solaray, LLC — Revolver	9/9/2022	3,060
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
SumUp Holdings Luxembourg S.à.r.l. — First Lien Senior Secured Loan	8/1/2024	18,485
Symplr Software, Inc. — Revolver	11/30/2023	929
TCFI Aevex LLC — Revolver	5/13/2025	276
TEI Holdings Inc. — Revolver	12/20/2022	3,259
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Ventiv Holdco, Inc. — Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. — Revolver	2/24/2025	2,015
WU Holdco, Inc. — Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. — Revolver	3/26/2025	3,944
Zywave, Inc. — Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$221,301

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2019.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	For The Nine Months Ended September 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$19.46	$20.30
Net investment income (1)	1.23	1.02
Net realized gain (loss) (1)(7)	0.19	(0.23)
Net change in unrealized appreciation (1)(2)(8)	0.06	0.19
Net increase in net assets resulting from operations (1)(9)(10)	1.48	0.98
Stockholder distributions from income (3)	(1.23)	(1.11)
Net asset value at end of period	$19.71	$20.17

Net assets at end of period	$1,018,225	$883,961
Shares outstanding at end of period	51,649,812.27	43,821,595.55
Per share market value at end of period	$18.97	N/A
Total return based on market value (12)	20.55%	N/A
Total return based on net asset value (4)	7.72%	4.92%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.50%	6.95%
Ratio of total net expenses to average net assets (5)(11)(13)	10.37%	5.27%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.14%	3.01%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	9.37%	3.47%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.48%	4.68%
Average principal debt outstanding	$1,225,077	$454,824
Portfolio turnover (6)	35.54%	18.48%
Total committed capital, end of period	N/A	$1,256,069
Ratio of total contributed capital to total committed capital, end of period	N/A	70.02%

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

(6)                                     Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Year-to-date sales and year-to-date purchases for the nine months ended September 30, 2019 exclude the ABCS distribution transaction.

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

(10)                                Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.

(11)                                The ratio of voluntary incentive fee waiver to average net assets was (0.27%) and (0.23%) for the nine months ended September 30, 2019 and 2018, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was (0.64%) for the nine months ended September 30, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30,

2019 would be 7.60%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2018 would be 6.73%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2019 would be 11.28%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2018 would be 5.49%.

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 6, 2019, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2019, we have invested approximately $3.2 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2019 and December 31, 2018, 98.7% and 95.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.0 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, $0.2 million and $0.0 million, respectively, in expenses related to the Administrator were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of September 30, 2019, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. We do not intend to change our primary focus of capitalizing on opportunities within our Senior Direct Lending strategy, which seeks to provide risk-adjusted returns and current income to our stockholders by investing primarily in middle market companies. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $274.6 million, including PIK, in 39 portfolio companies, and had $184.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $90.4 million for the period.

During the three months ended September 30, 2018, we invested $343.4 million in 52 portfolio companies, including ABCS as a single portfolio company, and had $65.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $278.3 million for the period.

During the nine months ended September 30, 2019, we invested $953.3 million, including PIK, in 80 portfolio companies, including ABCS as a single portfolio company, and had $754.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $198.8 million for the period. These amounts exclude the ABCS distribution transaction on April 30, 2019. On April 30, 2019, the Company received a distribution from ABCS. The portfolio of investments that were distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million.

During the nine months ended September 30, 2018, we invested $716.8 million in 78 portfolio companies, including ABCS as a single portfolio company, and had $192.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $524.2 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2019 (dollars in thousands):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$2,189,765	86.6%	$2,178,962	86.9%	7.5%
First Lien Last Out Loans (1)	27,645	1.1	27,307	1.1	8.4
Second Lien Senior Secured Loans (1)	202,565	8.0	192,205	7.7	9.9
Subordinated Debt (1)	14,744	0.5	14,963	0.6	13.5
Corporate Bonds (1)	31,818	1.3	26,012	1.0	8.3
Equity Interests	43,292	1.7	45,702	1.8	N/A
Preferred Equity	19,227	0.8	21,454	0.9	N/A
Warrants	—	0.0	129	0.0	N/A
Total	$2,529,056	100.0%	$2,506,734	100.0%	7.7%

(1)             Computed for debt investments based upon the annual interest rate as of September 30, 2019, divided by the total par amount of investments. For investments with floating interest rates, the yield calculation is computed using the contract rate as of September 30, 2019. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Weighted Average Yield
First Lien Senior Secured Loans (1)	$1,074,413	61.3%	$1,058,839	61.3%	7.0%
First Lien Last Out Loans (1)	27,325	1.5	27,488	1.6	8.7
Second Lien Senior Secured Loans (1)	263,759	15.0	258,139	14.9	9.7
Subordinated Debt (1)	39,711	2.3	39,625	2.3	11.2
Corporate Bonds (1)	41,387	2.4	35,023	2.0	8.1
Investment Vehicles (1) (2)	279,891	16.0	279,363	16.2	14.0
Equity Interests	24,078	1.4	26,522	1.5	N/A
Preferred Equity	2,553	0.1	2,807	0.2	N/A
Warrants	—	0.0	—	0.0	N/A
Total	$1,753,117	100.0%	$1,727,806	100.0%	8.7%

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2019:

As of
September 30, 2019
Number of portfolio companies	126
Percentage of debt bearing a floating rate (1)	98.7%
Percentage of debt bearing a fixed rate (1)	1.3%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2019 (dollars in thousands):

	As of September 30, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,529,056	100%	$2,506,734	100%
Non-accrual	—	—	—	—
Total	$2,529,056	100%	$2,506,734	100%

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

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2019 (dollars in thousands):

	As of September 30, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$70,637	2.7%	$70,637	2.7%
Foreign cash	1,066	0.0	992	0.0
Restricted cash	86,402	3.2	86,402	3.2
First Lien Senior Secured Loans	2,189,765	81.5	2,178,962	81.8
First Lien Last Out Loans	27,645	1.0	27,307	1.0
Second Lien Senior Secured Loans	202,565	7.5	192,205	7.2
Subordinated Debt	14,744	0.5	14,963	0.6
Corporate Bonds	31,818	1.3	26,012	1.0
Equity Interests	43,292	1.6	45,702	1.7
Preferred Equity	19,227	0.7	21,454	0.8
Warrants	—	0.0	129	0.0
Total	$2,687,161	100.0%	$2,664,765	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2019 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of September 30, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$375,320	14.8%	$374,478	14.9%
Healthcare & Pharmaceuticals	252,982	10.0	247,821	9.9
Aerospace & Defense	235,670	9.3	237,045	9.5
Consumer Goods: Non-Durable	213,725	8.5	214,378	8.6
Services: Business	205,045	8.1	203,882	8.1
Capital Equipment	149,382	5.9	149,604	6.0
Wholesale	121,024	4.8	119,720	4.8
Transportation: Cargo	109,952	4.3	110,101	4.4
Energy: Oil & Gas	75,634	3.0	76,390	3.0
Construction & Building	71,173	2.8	72,261	2.9
Media: Advertising, Printing & Publishing	65,797	2.6	63,926	2.5
Services: Consumer	60,702	2.4	59,478	2.4
Transportation: Consumer	59,519	2.4	59,019	2.4
Media: Diversified & Production	57,540	2.3	57,768	2.3
FIRE: Insurance (1)	51,256	2.0	51,301	2.0
Hotel, Gaming & Leisure	47,044	1.9	47,386	1.9
Media: Broadcasting & Subscription	43,125	1.7	42,889	1.7
Consumer Goods: Durable	39,507	1.5	39,303	1.6
Automotive	38,583	1.5	38,785	1.5
Retail	38,317	1.5	38,393	1.5
Chemicals, Plastics & Rubber	35,750	1.4	35,658	1.4
Banking	32,333	1.3	32,350	1.3
Forest Products & Paper	23,521	0.9	23,134	0.9
Energy: Electricity	22,222	0.9	22,184	0.9
Telecommunications	21,810	0.9	21,864	0.9
Beverage, Food & Tobacco	30,695	1.2	20,214	0.8
Environmental Industries	16,467	0.7	15,992	0.6
Containers, Packaging, & Glass	11,634	0.5	11,633	0.5
FIRE: Real Estate (1)	10,759	0.4	10,140	0.4
Utilities: Electric	12,568	0.5	9,637	0.4
Total	$2,529,056	100.0%	$2,506,734	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2019 (dollars in thousands):

	As of September 30, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$158,719	6.3%	4	3.2%
2	2,313,411	92.3	118	93.6
3	34,604	1.4	4	3.2
4	—	—	—	—
Total	$2,506,734	100.0%	126	100.0%

(1)                                     Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,301	1.0%	1	0.7%
2	1,684,494	97.5	128	97.0
3	26,011	1.5	3	2.3
4	—	—	—	—
Total	$1,727,806	100.0%	132	100.0%

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

(2)                                     Net of $3.6 million deferred financing costs for the ABCS Facility, December 31, 2018.

Below is selected statements of operations information for the three and nine months ended September 30, 2019 and 2018:

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019 (1)	September 30, 2018	September 30, 2019 (1)	September 30, 2018
Interest Income	$—	$29,224	$53,494	$72,352
Fee income	—	89	217	1,036
Total revenues	—	29,313	53,711	73,388
Credit facility expenses	—	12,564	22,008	32,284
Other fees and expenses	—	13,848	6,661	16,326
Total expenses	—	26,412	28,669	48,610
Net investment income	—	2,901	25,042	24,778
Net increase in members’ capital from operations	$—	$2,901	$25,042	$24,778

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

Results of Operations

Our operating results for the three months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Total investment income	$52,688	$26,663
Total expenses, net of fee waivers	31,513	12,764
Net investment income	21,175	13,899
Net realized gain (loss)	495	(3,101)
Net change in unrealized appreciation (depreciation)	(3,471)	8,193
Net increase in net assets resulting from operations	$18,199	$18,991

Our operating results for the nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Total investment income	$143,178	$65,547
Total expenses, net of fee waivers	79,603	29,391
Net investment income	63,575	36,156
Net realized gain (loss)	9,723	(8,084)
Net change in unrealized appreciation	3,436	8,445
Net increase in net assets resulting from operations	$76,734	$36,517

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Interest income	$51,491	$20,367
Dividend income	961	6,204
Other income	236	92
Total investment income	$52,688	$26,663

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $51.5 million for the three months ended September 30, 2019 from $20.4 million for the three months ended September 30, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,529.1 million from $1,341.8 million as of September 30, 2019 and 2018, respectively. Dividend income decreased to $1.0 million for the three months ended September 30, 2019 from $6.2 million for the three months ended September 30, 2018, primarily due to the closing of the ABCS distribution transaction on April 30, 2019.  As of September 30, 2019, the weighted average yield of our investment portfolio decreased to 7.7% from 8.7% as of September 30, 2018.

The composition of our investment income for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Interest income	$127,060	$48,902
Dividend income	15,487	16,345
Other income	631	300
Total investment income	$143,178	$65,547

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $127.1 million for the nine months ended September 30, 2019 from $48.9 million for the nine months ended September 30, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,529.1 million from $1,341.8 million as of September 30, 2019 and 2018, respectively. Dividend income decreased to $15.5 million for the nine months ended September 30, 2019 from $16.3 million for the nine months ended September 30, 2018, primarily due to the closing of the ABCS distribution transaction on April 30, 2019.  As of September 30, 2019, the weighted average yield of our investment portfolio decreased to 7.7% from 8.7% as of September 30, 2018.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Interest and debt financing expenses	$19,427	$6,524
Base management fee	8,910	4,639
Incentive fee	4,330	3,242
Professional fees	789	900
Directors fees	159	68
Other general and administrative expenses	1,243	330
Total expenses, before fee waivers	$34,858	$15,703
Base management fee waiver	(2,582)	(2,319)
Incentive fee waiver	(763)	(620)
Total expenses, net of fee waivers	$31,513	$12,764

The composition of our operating expenses for the nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Interest and debt financing expenses	$46,592	$16,138
Base management fee	23,644	11,643
Incentive fee	12,905	6,158
Professional fees	1,615	1,740
Directors fees	370	203
Other general and administrative expenses	3,672	954
Total expenses, before fee waivers	$88,798	$36,836
Base management fee waiver	(6,450)	(5,821)
Incentive fee waiver	(2,745)	(1,624)
Total expenses, net of fee waivers	$79,603	$29,391

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $19.4 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively. Interest and debt financing expenses on our borrowings totaled approximately $46.6 million and $16.1 million for the nine months ended September 30, 2019 and 2018, respectively. Interest and debt financing expense for three and nine months ended September 30, 2019 as compared to September 30, 2018, increased primarily due to higher principal balances outstanding on our revolving credit facilities and the issuance of our 2019-1 Debt in August 2019, offset by the termination of our Citibank Revolving Credit Facility on August 28, 2019. On April 30, 2019, the Company entered into a new loan and security agreement with JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., the JPM Credit Facility.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.7% and 4.3% as of September 30, 2019 and December 31, 2018, respectively.

Management Fees

Management fee (net of waivers) increased to $6.3 million for the three months ended September 30, 2019 from $2.3 million for the three months ended September 30, 2018. Management fees (gross of waivers) increased to $8.9 million for the three months ended September 30, 2019 from $4.6 million for the three months ended September 30, 2018, primarily due to an increase in assets to $2.7 billion as of September 30, 2019 from $1.6 billion as of September 30, 2018. Management fees waived for the three months ended September 30, 2019 and 2018 were $2.6 million and $2.3 million, respectively.

Management fee (net of waivers) increased to $17.2 million for the nine months ended September 30, 2019 from $5.8 million for the nine months ended September 30, 2018. Management fees (gross of waivers) increased to $23.6 million for the nine months ended September 30, 2019 from $11.6 million for the nine months ended September 30, 2018, primarily due to an increase in assets to

$2.7 billion as of September 30, 2019 from $1.6 billion as of September 30, 2018. Management fees waived for the nine months ended September 30, 2019 and 2018 were $6.4 million and $5.8 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $3.6 million for the three months ended September 30, 2019 from $2.6 million for the three months ended September 30, 2018. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.8 million for the three months ended September 30, 2019 and $0.6 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) increased to $10.2 million for the nine months ended September 30, 2019 from $4.5 million for the nine months ended September 30, 2018. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $2.7 million for the nine months ended September 30, 2019 and $1.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.0 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018, due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $5.3 million for the nine months ended September 30, 2019 from $2.7 million for the nine months ended September 30, 2018, due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Net realized gain on investments	$218	$1
Net realized loss on investments	(191)	(3,176)
Net realized gain on foreign currency transactions	127	—
Net realized loss on foreign currency transactions	(5)	(103)
Net realized gain on forward currency exchange contracts	346	177
Net realized loss on forward currency exchange contracts	—	—
Net realized gains (losses)	$495	$(3,101)

Change in unrealized appreciation on investments	$11,255	$11,448
Change in unrealized depreciation on investments	(24,023)	(4,767)
Net change in unrealized appreciation (depreciation) on investments	(12,768)	6,681
Unrealized appreciation (depreciation) on foreign currency translation	162	(17)
Unrealized appreciation on forward currency exchange contracts	9,135	1,529
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	9,297	1,512

Net change in unrealized appreciation (depreciation)	$(3,471)	$8,193

For the three months ended September 30, 2019, and 2018, we had net realized gains (losses) on investments of $0.0 million and ($3.2) million, respectively. For the three months ended September 30, 2019, and 2018, we had net realized gains (losses) on foreign currency transactions of $0.1 million and ($0.1) million, respectively. For the three months ended September 30, 2019 and 2018, we had net realized gains on forward currency contracts of $0.3 million and $0.2 million, respectively, primarily as a result of settling GBP, EUR and NOK forward contracts.

For the three months ended September 30, 2019, we had $11.3 million in unrealized appreciation on 46 portfolio company investments, which was offset by $24.0 million in unrealized depreciation on 82 portfolio company investments. Net unrealized depreciation for the three months ended September 30, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended September 30, 2018, we had $11.4 million in unrealized appreciation on 54 portfolio company investments, which was offset by $4.8 million in unrealized depreciation on 47 portfolio company investments. Net unrealized appreciation for the three months ended September 30, 2018 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the three months ended September 30, 2019 and 2018, we had unrealized appreciation on forward currency exchange contracts of $9.1 million and $1.5 million, respectively. For the three months ended September 30, 2019, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the three months ended September 30, 2018, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net realized gain on investments	$1,610	$360
Net realized loss on investments	(2,739)	(5,381)
Net realized gain on foreign currency transactions	60	163
Net realized loss on foreign currency transactions	(250)	(530)
Net realized gain on forward currency exchange contracts	11,042	11
Net realized loss on forward currency exchange contracts	—	(2,707)
Net realized gains (losses)	$9,723	$(8,084)

Change in unrealized appreciation on investments	$31,462	$9,015
Change in unrealized depreciation on investments	(28,473)	(9,650)
Net change in unrealized appreciation (depreciation) on investments	2,989	(635)
Unrealized appreciation (depreciation) on foreign currency translation	461	(43)
Unrealized appreciation (depreciation) on forward currency exchange contracts	(14)	9,123
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	447	9,080

Net change in unrealized appreciation	$3,436	$8,445

For the nine months ended September 30, 2019, and 2018, we had net realized losses on investments of ($1.1) million and ($5.0) million, respectively. For the nine months ended September 30, 2019, and 2018, we had net realized losses on foreign currency transactions of ($0.2) million and ($0.4) million, respectively. For the nine months ended September 30, 2019 and 2018, we had net realized gains (losses) on forward currency contracts of $11.0 million and ($2.7) million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the nine months ended September 30, 2019, we had $31.5 million in unrealized appreciation on 88 portfolio company investments, which was offset by $28.5 million in unrealized depreciation on 62 portfolio company investments. Net unrealized appreciation for the nine months ended September 30, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the nine months ended September 30, 2018, we had $9.0 million in unrealized appreciation on 48 portfolio company investments, which was offset by $9.7 million in unrealized depreciation on 58 portfolio company investments. Net unrealized depreciation for the nine months ended September 30, 2018 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the nine months ended September 30, 2019 and 2018, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $0.0 million and $9.1 million, respectively. For the nine months ended September 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the nine months ended September 30, 2018, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Net change in unrealized depreciation on investments due to foreign currency	$(8,349)	$(1,241)
Net realized gain (loss) on investments due to foreign currency	(2)	4
Net change in unrealized appreciation (depreciation) on foreign currency translation	162	(17)
Net realized gain (loss) on foreign currency transactions	122	(103)
Net change in unrealized appreciation on forward currency exchange contracts	9,135	1,529
Net realized gain on forward currency exchange contracts	346	177
Foreign currency impact to net increase in net assets resulting from operations	$1,414	$349

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($8.1) million and ($1.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $9.5 million and $1.7 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net change in unrealized depreciation on investments due to foreign currency	$(8,773)	$(4,735)
Net realized gain on investments due to foreign currency	64	10
Net change in unrealized appreciation (depreciation) on foreign currency translation	461	(43)
Net realized loss on foreign currency transactions	(190)	(367)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(14)	9,123
Net realized gain (loss) on forward currency exchange contracts	11,042	(2,696)
Foreign currency impact to net increase in net assets resulting from operations	$2,590	$1,292

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($8.4) million and ($5.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $11.0 million and $6.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.6 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $18.2 million and $19.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.35 and $0.46, respectively.

For the nine months ended September 30, 2019 and 2018, the net increase in net assets resulting from operations was $76.7 million and $36.5 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, our per share net increase in net assets resulting from operations was $1.49 and $1.03, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2018-1 Notes, 2019-1 Debt, and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 161% and 257%, respectively.

At September 30, 2019 and December 31, 2018, we had $158.0 million and $33.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2019 we had approximately $184.0 million of availability on our BCSF Revolving Credit Facility and $84.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2018 we had approximately $228.7 million of availability on our BCSF Revolving Credit Facility, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2019, cash, foreign cash, restricted cash, and cash equivalents increased by $124.8 million. During the nine months ended September 30, 2019, we used $259.3 million in cash for operating activities, primarily to purchase investments of $1,068.9 million, which was offset by proceeds from principal payments and sales of investments of $730.3 million, and a net increase in net assets resulting from operations of $76.7 million. During the nine months ended September 30, 2019, we generated $385.0 million from financing activities, primarily from borrowings on our debt from BCSF Revolving Credit Facility, Citibank Revolving Credit Facility, JPM Credit Facility, and the issuance of our 2019-1 Debt, offset by repayments on our debt of $700.9 million and distributions paid during the period of $60.1 million.

For the nine months ended September 30, 2018, cash, foreign cash and cash equivalents increased by $49.6 million. During the same period, we used $447.4 million in operating activities, primarily as a result of purchases of investments, slightly offset by proceeds from principal payments of investments. During the nine months ended September 30, 2018, we generated $497.4 million from financing activities, primarily from borrowings on our Revolving Credit Facilities and the issuance of common stock, offset by repayments on our Revolving Credit Facilities.

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

BCSF Investments, LLC and certain individuals adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the nine months ended September 30, 2019, 827,933 shares have been purchased under the 10b5-1 Plan at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of September 30, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

During the nine months ended September 30, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2018, we issued 276,373.39 shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2019, there have been no repurchases of common stock.

Debt

Debt consisted of the following as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	As of September 30, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$316,015	$316,015	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,789	365,700	365,700	363,660
JPM Credit Facility	666,581	581,798	581,798	—	—	—
2019-1 Debt	398,750	398,750	395,976	—	—	—
Total Debt	$1,931,031	$1,662,263	$1,657,578	$865,700	$636,965	$634,925

(1)                                     Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

SMBC Revolving Credit Agreement

On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$—	$835
Unused facility fee	—	5
Amortization of deferred financing costs and upfront commitment fees	—	92
Total interest and debt financing expenses	$—	$932

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$—	$2,900
Unused facility fee	—	22
Amortization of deferred financing costs and upfront commitment fees	—	274
Total interest and debt financing expenses	$—	$3,196

BCSF Revolving Credit Facility

On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2019 and December 31, 2018, we were in compliance with these covenants.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2019 and December 31, 2018 there were $316.0 million and $271.3 million borrowings under the BCSF Revolving Credit Facility.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,441	$5,130
Unused facility fee	109	65
Amortization of deferred financing costs and upfront commitment fees	269	269
Total interest and debt financing expenses	$4,819	$5,464

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$13,844	$11,633
Unused facility fee	316	382
Amortization of deferred financing costs and upfront commitment fees	798	799
Total interest and debt financing expenses	$14,958	$12,814

2018-1 Notes

On September 28, 2018, the Company, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 closing date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.83%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.78%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.43%
Class B	29,300	3.00% + 3 Month LIBOR	5.28%
Class C	30,400	4.00% + 3 Month LIBOR	6.28%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

During the reinvestment period, pursuant to the indenture governing the 2018-1 Notes, all principal collections received on the underlying collateral may be used by the 2018-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2018-1 Issuer and in accordance with the 2018-1 Issuer’s investment strategy and the terms of the indenture.

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

As of September 30, 2019, there were 64 first lien and second lien senior secured loans with a total fair value of approximately $404.6 million and cash of $36.5 million securing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.9 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,022	$127
Amortization of deferred financing costs and upfront commitment fees	44	1
Total interest and debt financing expenses	$4,066	$128

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$12,499	$127
Amortization of deferred financing costs and upfront commitment fees	130	1
Total interest and debt financing expenses	$12,629	$128

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

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,174	$—
Unused facility fee	134	—
Amortization of deferred financing costs and upfront commitment fees	108	—
Total interest and debt financing expenses	$1,416	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$4,104	$—
Unused facility fee	357	—
Amortization of deferred financing costs and upfront commitment fees	124	—
Total interest and debt financing expenses	$4,585	$—

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We pay an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

As of September 30, 2019, there were $581.8 million borrowings under the JPM Credit Facility.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$7,232	$—
Unused facility fee	202	—
Amortization of deferred financing costs and upfront commitment fees	20	—
Total interest and debt financing expenses	$7,454	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$12,387	$—
Unused facility fee	328	—
Amortization of deferred financing costs and upfront commitment fees	33	—
Total interest and debt financing expenses	$12,748	$—

2019-1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the “2019-1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019-1 CLO Transaction”). The notes issued in connection with the 2019-1 CLO Transaction (the “2019-1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2019-1 Portfolio”). The Co-Issuers also issued Class A-1L Loans (the “Loans” and, together with the 2019-1 Notes, the “2019-1 Debt”). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2019
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.86%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.86%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.86%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.76%
Class C	32,500	4.75% + 3 Month LIBOR	6.91%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

The Loans and Class A-1, A-2A, A-2B, B, and C Notes are included in the consolidated financial statements of the Company. The Membership Interests are eliminated in consolidation.

The Company serves as portfolio manager of the 2019-1 Issuer pursuant to a portfolio management agreement between the Company and the 2019-1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period, pursuant to the indenture and loan agreement governing the 2019-1 Notes and Loans, respectively, all principal collections received on the underlying collateral may be used by the 2019-1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2019-1 Issuer and in accordance with the 2019-1 Issuer investment strategy and the terms of the indenture and loan agreement, as applicable.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2019-1 Co-Issuers for so long as the 2019-1 Debt remains outstanding.

The 2019-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2019-1 Issuer.

As of September 30, 2019, there were 64 first lien and second lien senior secured loans with a total fair value of approximately $446.7 million and cash of $49.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2019, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.8 million as of September 30, 2019.

For the three months ended September 30, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,651	$—
Amortization of deferred financing costs and upfront commitment fees	21	—
Total interest and debt financing expenses	$1,672	$—

For the nine months ended September 30, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Borrowing interest expense	$1,651	$—
Amortization of deferred financing costs and upfront commitment fees	21	—
Total interest and debt financing expenses	$1,672	$—

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2019 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
Total distributions declared			$1.23	$63,460

The following table summarizes distributions declared during the nine months ended September 30, 2018 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
Total distributions declared			$1.11	$42,061

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

As of September 30, 2019, the Company had $221.3 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. — Revolver	5/5/2025	$5,348
Abracon Group Holding, LLC. — Revolver	7/18/2024	2,834
AMI US Holdings Inc. — Revolver	4/1/2024	768
Amspec Services, Inc. — Revolver	7/2/2024	5,242
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
Ansira Holdings, Inc. — Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC — Revolver	8/2/2021	8,500
Appriss Holdings, Inc. — Revolver	5/30/2025	4,711
Aramsco, Inc. — Revolver	8/28/2024	1,920
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Captain D’s LLC — Revolver	12/15/2023	826
Chase Industries, Inc. — Delayed Draw	5/12/2025	2,619
Clinical Innovations, LLC — Revolver	10/17/2022	720
CMI Marketing Inc. — Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. — Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. — Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. — Revolver	2/28/2020	567
CST Buyer Company — Revolver	3/1/2023	898
Datix Bidco Limited — Revolver	10/28/2024	1,195
Direct Travel, Inc. — Delayed Draw	12/1/2021	10,072
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp — Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. — Revolver	7/19/2024	2,834
FFI Holdings I Corp — Delayed Draw	1/24/2025	5,685
FFI Holdings I Corp — Revolver	1/24/2025	3,556
Fineline Technologies, Inc. — Revolver	11/4/2022	2,621
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Center PC — Revolver	9/28/2022	610
Green Street Parent, LLC — Revolver	8/27/2025	2,419
Hightower Holding, LLC — Delayed Draw	1/31/2025	4,329
Horizon Telcom, Inc. — Delayed Draw	6/15/2023	1,488
Horizon Telcom, Inc. — Revolver	6/15/2023	116
Ivy Finco Limited — First Lien Senior Secured Loan	5/19/2025	6,458
JHCC Holdings, LLC — Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC — Revolver	9/9/2025	2,550
Kellstrom Commercial Aerospace, Inc. — Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. — Revolver	7/1/2025	3,433
Margaux Acquisition Inc. — Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. — Revolver	12/19/2024	2,872
Margaux UK Finance Limited — Revolver	12/19/2024	613
Mertus 522. GmbH — Delayed Draw	5/15/2026	14,316
Profile Products LLC — Revolver	12/20/2024	3,833
RoC Opco LLC — Revolver	2/25/2025	10,241
Solaray, LLC — Delayed Draw	9/11/2023	992
Solaray, LLC — Revolver	9/9/2022	3,060
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
SumUp Holdings Luxembourg S.à.r.l. — First Lien Senior Secured Loan	8/1/2024	18,485
Symplr Software, Inc. — Revolver	11/30/2023	929
TCFI Aevex LLC — Revolver	5/13/2025	276
TEI Holdings Inc. — Revolver	12/20/2022	3,259
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Ventiv Holdco, Inc. — Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. — Revolver	2/24/2025	2,015
WU Holdco, Inc. — Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. — Revolver	3/26/2025	3,944
Zywave, Inc. — Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$221,301

(1)             Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)             Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2019.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for such distributions in the case of private portfolio companies, and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

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

With respect to unquoted portfolio investments, we value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. We do not believe this change will have a material effect on our consolidated financial statements and disclosures.

Contractual Obligations

We have entered into the Amended Advisory Agreement with our Advisor (which supersedes the Investment Advisory Agreement dated November 14, 2018 we had previously entered into). Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Amended Advisory Agreement. Under the Amended Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of September 30, 2019 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$316,015	$—	$—	$316,015	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	581,798	—	—	581,798	—
2019-1 Debt	398,750	—	—	—	398,750
Total Debt Obligations	$1,662,263	$—	$—	$897,813	$764,450

Subsequent Events

We have evaluated the events and transactions that have occurred through November 6, 2019, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Assuming that the statement of financial condition as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net Increase
	Increase (Decrease) in	Increase (Decrease) in	(Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(5,847)	$(4,123)	$(1,724)
Up 100 basis points	23,815	16,493	7,322
Up 200 basis points	48,181	32,985	15,196
Up 300 basis points	72,667	49,478	23,189

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2019, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.9

Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.10

Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.11

Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.12

Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.13

Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.14

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

10.15

Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).

10.16*

Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee.

10.17*	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager.

10.18*	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor.

10.19*

Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator.

10.20*	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer.

10.21*	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer.

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: November 6, 2019	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 6, 2019	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer