Form 10-K
period 2019-12-31
Bain Capital Specialty Finance, Inc.
filed 2020-02-26
CIK 1655050

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

            Indicate by check mark whether the registrant has submitted electronically, and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

              If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

              The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $738.5 million based on the number of shares held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant's mostly recently completed second fiscal quarter). Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 26, 2020, there were 51,649,812.27 shares of common stock outstanding.

Documents Incorporated by Reference

              Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2019.

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

              The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator"). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Board of Directors (the "Board"). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company's investment assets to the Advisor. The Board consists of seven directors, five of whom are independent.

              Our primary focus is capitalizing on opportunities within Bain Capital Credit's Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including "unitranche" loans, which are loans that combine both senior and mezzanine debt). We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. See "Item 1A. Risk Factors—Risks Related to Our Investments." Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

About Bain Capital Credit

              Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $44.3 billion in assets under management as of December 31, 2019. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $12.1 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $2.7 billion has been invested within the 12-month period ended December 31, 2019) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

The Board of Directors

              Our business and affairs are managed under the direction of the Board. The Board consists of seven members, five of whom are not "interested persons" of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our "Independent Directors." The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

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

              As of December 31, 2019, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%
First Lien Last Out Loans	28,315	1.1	29,300	1.2
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0
Subordinated Debt	14,752	0.6	15,000	0.5
Corporate Bonds	22,412	0.9	17,508	0.7
Equity Interests	96,736	3.8	99,293	3.9
Preferred Equity	19,551	0.8	24,318	1.0
Warrants	—	0.0	122	0.0

Total	$2,537,263	100.0%	$2,527,055	100.0%

              As of December 31, 2018, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2018
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,074,413	61.3%	$1,058,839	61.3%
First Lien Last Out Loans	27,325	1.5	27,488	1.6
Second Lien Senior Secured Loans	263,759	15.0	258,139	14.9
Subordinated Debt	39,711	2.3	39,625	2.3
Corporate Bonds	41,387	2.4	35,023	2.0
Investment Vehicles (1)	279,891	16.0	279,363	16.2
Equity Interests	24,078	1.4	26,522	1.5
Preferred Equity	2,553	0.1	2,807	0.2
Warrants	—	0.0	—	0.0

Total	$1,753,117	100.0%	$1,727,806	100.0%

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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9

Total	$2,527,055	100.0%	114	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,301	1.0%	1	0.7%
2	1,684,494	97.5	128	97.0
3	26,011	1.5	3	2.3
4	—	—	—	—

Total	$1,727,806	100.0%	132	100.0%

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

              We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses."

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

              The Advisor contractually waived its right to receive the Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company's expenses) during any period prior to the IPO. Additionally, for the period from the date of the IPO through December 31, 2018, the Advisor voluntarily waived its right to receive the Base Management Fee in excess of 0.75%. The Advisor was not permitted to recoup any waived amounts. In certain previous filings, management fees were presented on a net basis.

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

              Prior to the calendar quarter that commenced on January 1, 2019 the incentive on income was calculated as follows:

  (i)
  15.0% of the pre-incentive fee net investment income for the current quarter prior to the IPO; or
  (ii)
  17.5% of the pre-incentive fee net income for the current quarter after the IPO; and
  (i)
  15.0% of all remaining pre-incentive fee net investment income above the "catch-up" prior to the IPO, or
  (ii)
  17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after the IPO.

              Beginning with the calendar quarter that commenced on January 1, 2019, the incentive fee based on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commenced on January 1, 2019 (or the appropriate portion thereof in the case of any of the Company's first eleven calendar quarters that commence on or after January 1, 2019) (in either case, the "Trailing Twelve Quarters"). This calculation is referred to as the "Three-Year Lookback."

              With respect to any calendar quarter that commences on or after January 1, 2019, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a "Hurdle Amount" equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of shares of our Common Stock, including issuances pursuant to the Company's dividend reinvestment plan) and distributions during the applicable calendar quarter.

              Commencing on January 1, 2019, the quarterly incentive fee based on income is calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the "Excess Income Amount." The incentive fee based on income that is paid to the Advisor in respect of a particular calendar quarter will equal the Excess Income Amount less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

              The incentive fee based on income for each calendar quarter is determined as follows:

  (i)
  No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
  (ii)
  100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which the Company refers to as the "Catch-up Amount," determined as the sum of 1.8182% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and
  (iii)
  17.5% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

Incentive Fee Cap

              With respect to any calendar quarter that commences on or after January 1, 2019, the incentive fee based on income is subject to a cap (the "Incentive Fee Cap"). The Incentive Fee Cap in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

              "Cumulative Net Return" during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

              "Net Capital Loss" in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

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

Income Related Portion of Incentive Examples

Examples of Quarterly Incentive Fee Calculation for Post-IPO Period Prior to January 1, 2019

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

Examples of Quarterly Incentive Fee Calculation for Post-IPO Period and After January 1, 2019

    Example 1—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Amount and Catch-up Amount

    Assumptions

        Stable net asset value (NAV) of $100 million across all quarters

        Investment income for each of the quarters (including interest, dividends, fees, etc.) = 4.5275%
        Hurdle rate(1) = 1.5%
        Management fee(1) = 0.375%
        Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
        Pre-incentive fee net investment income for each quarter
        (investment income–(management fee + other expenses)) = 4.0%

        Realized capital gains of 1% each quarter

        Assumes no other quarters in the applicable Trailing Twelve Quarters

    Incentive fee for first quarter

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000
        Hurdle Amount = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

        Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Hurdle Amount = $4,000,000–$1,500,000 = $2,500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,500,000 (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Fee Amount equals $318,200

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($4,000,000–$1,818,200) = $381,815

        Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $700,015
        No income incentive fee previously paid during the Trailing Twelve Quarters

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

        Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the relevant Trailing Twelve Quarters

        No Net Capital Loss

        Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

    Incentive fee for second quarter

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 = $8,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000

        Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)–Hurdle Amount = $8,000,000–$3,000,000 = $5,000,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $636,400

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000–$3,636,400) = $763,630

        Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,030

        $700,015 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q2 = income incentive fee payment–amount previously paid = $700,015

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the relevant Trailing Twelve Quarters

        No Net Capital Loss

        Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

    Incentive fee for third quarter

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000

        Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000

        Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3)–Hurdle Amount = $12,000,000–$4,500,000 = $7,500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12,000,000–$5,454,600) = $1,145,445

        Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2,100,045 $1,400,030 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q3 = income incentive fee payment–amount previously paid = $700,015

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

        Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the relevant Trailing Twelve Quarters

        No Net Capital Loss

        Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

    Example 2—Three Quarters under the Amended Advisory Agreement, in which Pre-Incentive
        Fee Net Investment Income does not meet the Hurdle Amount for one Quarter

    Assumptions

        Stable NAV of $100 million across all quarters

        Investment income for Q1 (including interest, dividends, fees, etc.) = 0.5275%

        Investment income for Q2 (including interest, dividends, fees, etc.) = 4.0275%

        Investment income for Q3 (including interest, dividends, fees, etc.) = 5.0275%

        Hurdle rate(1) = 1.5%

        Management fee(1) = 0.375%

        Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525% for each quarter

        Pre-incentive fee net investment income for Q1
        (investment income–(management fee + other expenses)) = 0.0%

        Pre-incentive fee net investment income for Q2
        (investment income–(management fee + other expenses)) = 3.5%

        Pre-incentive fee net investment income for Q3
        (investment income–(management fee + other expenses)) = 4.5%

        Realized capital gains of 1% each quarter

        Assumes no other quarters in the applicable Trailing Twelve Quarters

    Incentive fee for first quarter

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $0

        Hurdle Amount = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

        Aggregate pre-incentive fee net investment income < Hurdle Amount. Therefore, no income incentive fee is payable for the quarter

    Incentive fee for second quarter

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $0 + $3,500,000 = $3,500,000

        Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000

        Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2))–Hurdle Amount–
        $3,500,000–$3,000,000 = $500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $3,500,000–$3,000,000, or $500,000

        Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters < the Catch-up Amount

        Income incentive fee payment = $500,000
        $0 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q2 = income incentive fee payment–amount previously paid = $500,000

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the Trailing Twelve Quarters

        No Net Capital Loss

        Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

    Incentive fee for third quarter

        Aggregate pre-incentive fee net investment income = $0 + $3,500,000 + $4,500,000 = $8,000,000

        Hurdle Amount = (Q1 NAV + Q2 NAV +Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000

        Excess Income Amount = (aggregate pre-incentive fee net investment income for Q1, Q2 and Q3)–Hurdle Amount = $8,000,000–$4,500,000 = $3,500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000–$5,454,600) = $445,445

        Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,045 $500,000 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q3 = income incentive fee payment–amount previously paid = $900,045

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

        Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the Trailing Twelve Quarters

        No Net Capital Loss

        Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

    Example 3—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive
        Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses

    Assumptions

        Stable NAV of $100 million across all quarters

        Investment income for each of the quarters (including interest, dividends, fees, etc.) =4.5275%

        Hurdle rate(1) =1.5%

        Management fee(1) = 0.375%

        Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%

        Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 4.0%

        Unrealized capital losses of 1% each of Q1 and Q2 and a 3% unrealized loss in Q3

        Assumes no other quarters in the applicable Trailing Twelve Quarters

    Incentive fee for first quarter

        Aggregate pre-incentive fee net investment income = $4,000,000 Hurdle Amount = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

        Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Hurdle Amount = $4,000,000–$1,500,000 = $2,500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,500,000 (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Fee Amount equals $318,200

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($4,000,000–$1,818,200) = $381,815

        Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $700,015 No income incentive fee previously paid during the Trailing Twelve Quarters

        Incentive Fee Cap = 17.5% of Cumulative Net Return during the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss during the relevant Trailing Twelve Quarters

        Net Capital Loss = $1,000,000

        Cumulative Net Return = $4,000,000–$1,000,000 = $3,000,000

        Therefore Incentive Fee Cap = 17.5% × $3,000,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($700,015), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter

    Incentive fee for second quarter

        Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 = $8,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000

        Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)–Hurdle Amount = $8,000,000–$3,000,000 = $5,000,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $636,400

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000–$3,636,400) = $763,630

        Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,030 $525,000 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q2 = income incentive fee payment–amount previously paid = $875,030

        Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters–income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $2,000,000 Cumulative Net Return = $8,000,000–$2,000,000 = $6,000,000

        Therefore Incentive Fee Cap = (17.5% × $6,000,000)–$525,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($875,030), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter

    Incentive fee for third quarter

        Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000 Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3)–Hurdle Amount = $12,000,000–$4,500,000 = $7,500,000

        Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600

        Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12,000,000–$5,454,600) = $1,145,445

        Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2,100,045 $1,050,000 income incentive fee previously paid during the Trailing Twelve Quarters

        Total income incentive fee payment for Q3 = income incentive fee payment–amount previously paid = $1,050,045

        Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters–income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters–Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000–$5,000,000 = $7,000,000

        Therefore Incentive Fee Cap = (17.5% × $7,000,000)–$1,050,000 previously paid during the Trailing Twelve Quarters = $175,000. Since the Incentive Fee Cap ($175,000) is less than the income incentive fee ($1,050,045), the Incentive Fee Cap is applied and a $175,000 income incentive fee is paid for the quarter

(*)
The hypothetical amount of each of management fees, other expenses, pre-incentive fee net investment income and realized capital gains or losses shown is based on a percentage of total net assets.

(1)
Represents 6.0% annualized hurdle rate and 1.5% annualized management fee.

(2)
Excludes organizational and offering expenses.

    Example of Capital Gains Portion of Incentive Fee:

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

              We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See "Fees and Expenses." In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

              Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other. Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company's operations. See "Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon key personnel of Bain Capital Credit and our Advisor."

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

              To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million,

$0.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statements of operations.

              The fee we pay our Advisor is higher after the completion of the IPO. With respect to any period prior to the date of the IPO, pursuant to the Investment Advisory Agreement and a waiver agreement with our Advisor, all base management fees in excess of an annual rate of 0.75% of the aggregate gross assets excluding cash and cash equivalents were contractually waived by our Advisor and not subject to recoupment by our Advisor. As a result, upon completion of the IPO, the base management fee has increased to an annual rate of 1.5% of our gross assets. If the base management fee waivers, contractual and voluntary, had not been in place for the years ended December 31, 2019, 2018 and 2017, the base management fee charged would have increased by $8.2 million, $8.8 million and $2.9 million, respectively. Further, upon completion of the IPO, we pay our Advisor a 17.5% incentive fee based on pre-incentive fee net investment income and capital gains, an increase from 15.0% prior to the completion of the IPO. If the incentive fee waivers, contractual and voluntary, had not been in place for the years ended December 31, 2019 and 2018, the incentive fee charged would have increased by $2.7 million and $1.9 million, respectively. For the year ended December 31, 2017, there was no incentive fee waiver. In addition, prior to the completion of the IPO, our Administrator did not seek reimbursement for certain expenses payable by us under the Administration Agreement.

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

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2019 and December 31, 2018, we were in compliance with these covenants.

              Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the BCSF Revolving Credit Facility

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

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

Citibank Revolving Credit Facility

              On February 19, 2019, the Company entered into a credit and security agreement (the "Credit Agreement" or the "Citibank Revolving Credit Facility") with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

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

              Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. The Company pays an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

              On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt (as defined below) were used to repay the total outstanding debt.

JPM Credit Facility

              On April 30, 2019, the Company entered into a loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

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

              Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. The Company pays an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

2019-1 Debt

              On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the "2019-1 Issuer"), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the "Co-Issuer" and, together with the Issuer, the "Co-Issuers"), a Delaware limited liability company, completed its $501.0 million term debt securitization (the "2019-1 CLO Transaction"). The notes issued in connection with the 2019-1 CLO Transaction (the "2019-1 Notes") are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2019-1 Portfolio"). The Co-Issuers also issued Class A-1L Loans (the "Loans" and, together with the 2019-1 Notes, the "2019-1 Debt"). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

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

Temporary Investments

              Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. See "Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Subject to be Taxed as a RIC." Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

  •
  pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent public accounting firm; and

  •
  pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

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

              From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector or the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

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

              We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. The government of the U.K. held an in-or-out referendum on the U.K.'s membership in the European Union ("EU") on June 23, 2016. The referendum resulted in a vote in favor of the exit of the U.K. from the EU ("Brexit"). In March 2017, the U.K. formally invoked Article 50 of the Treaty of Lisbon to begin the process under which the U.K. shall withdraw from the EU in due course. Upon invoking Article 50, the U.K. triggered a two-year period for negotiation of the terms of the withdrawal from the EU. On October 17, 2019, the U.K. and the EU agreed on the terms on which the former would withdraw from the latter, but the United Kingdom Parliament did not ratify this agreement. Following the results of the general election held on December 12, 2019 in the U.K., the United Kingdom Parliament voted in favor of the withdrawal agreement bill, thereby approving the U.K.'s exit from the EU on January 31, 2020. Subsequent to withdrawal, the U.K. and the EU will seek to negotiate and finalize rules and agreements regarding the U.K.'s exit from the EU. However, there is a significant degree of uncertainty about how these negotiations will be conducted and their outcome. During the negotiating period and beyond, the impact of Brexit on the U.K. and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the U.K., Europe and globally, which could adversely affect us.

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

              The executive officers and directors, principals and other employees of Bain Capital Credit and our Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf, and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, the policies of Bain Capital, or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Bain Capital that may benefit from such information, and this prohibition may have an adverse effect on us.

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

              Additionally, the fee we pay our Advisor increased after the completion of the IPO. With respect to any period prior to the IPO, pursuant to a waiver agreement with our Advisor, all base management fees in excess of an annual rate of 0.75% of the aggregate gross assets excluding cash and cash equivalents were contractually waived by our Advisor and not subject to recoupment by our Advisor. Upon completion of the IPO, the base management fee returned to an annual rate of 1.5% of our gross assets. Further, upon completion of the IPO, we pay our Advisor a 17.5% incentive fee based on pre-incentive fee net investment income and capital gains, an increase from 15.0% prior to the completion of the IPO. In addition, prior to the completion of the IPO, the Administrator did not seek reimbursement for certain expenses payable by us under the Administration Agreement.

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

              Under the Investment Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. Our Advisor is not responsible for any action of the Board in following or declining to follow our Advisor's advice or recommendations. Under the Investment Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, including without limitation our Administrator, will not be liable to us for any actions taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Advisor's duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Advisor's duties or by reason of the reckless disregard of our Advisor's duties and obligations under the Investment Advisory Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Our business could be adversely affected in the event we default under our debt agreements or any future credit or other borrowing agreements.

              In the event we default on our debt agreements or any future credit or other borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

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

              The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we currently borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our debt agreements and any future credit or other borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our Advisor.

              We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our debt agreements or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be affected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

              As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisor's assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to us. The Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, modified the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the Board and a majority of directors who are not interested persons). On November 28, 2018, the Board approved the reduction of the Company's asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company's stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.

              The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2019 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2019, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2019 (164%)(1)	(33.23%)	(20.24%)	(7.25%)	5.74%	18.72%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(39.83%)	(24.59%)	(9.36%)	5.88%	21.12%

(1)
Based on (i) $2,645.6 million in total assets as of December 31, 2019, (ii) $1,579.2 million in outstanding indebtedness as of December 31, 2019, (iii) $1,018.4 million in net assets as of December 31, 2019, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.68%.

(2)
Based on (i) $3,103.1 million in total assets on a pro forma basis as of December 31, 2019, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,036.8 million in outstanding indebtedness on a pro forma basis as of December 31, 2019 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,018.4 million in net assets as of December 31, 2019, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.68%.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

              An increase in interest rates from their present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of the London Interbank Offered Rate ("LIBOR" or "L") by the end of 2021. Such announcement indicates that the continuation of LIBOR and other Reference Rates on the current basis cannot and will not be guaranteed after 2021. This announcement and any additional regulatory or market changes may have an adverse impact on our portfolio companies, our performance or our financial condition. Any replacement rate that is chosen may be less favorable than the current rates. Until the announcement of the replacement rate, our portfolio companies may continue to invest in instruments that reference LIBOR or otherwise use LIBOR due to favorable liquidity or pricing.

              The expected discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR including, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. There may also be additional issues associated with our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. Further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

              In advance of 2021, regulators and market participants will seek to work together to identify or develop successor reference rates and how the calculation of associated spreads (if any) should be adjusted. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Additionally, prior to 2021, it is expected that industry trade associations and participants will focus on the transition mechanisms by which the reference rates and spreads (if any) in existing contracts or instruments may be amended, whether through marketwide protocols, fallback contractual provisions, bespoke negotiations or amendments or otherwise. Nonetheless, the termination of LIBOR presents risks to us and our portfolio companies. At this time, it is not possible to exhaustively identify or predict the effect of any such changes, any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere.

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

We are and may be subject to restrictions under our Credit debt agreements and any future credit or other borrowing facility that could adversely impact our business.

              Our debt agreements and any future credit or other borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

              In addition, any security interests as well as negative covenants included in our debt agreements or any future credit or other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our debt agreements or any future credit or other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay distributions.

              In addition, under our debt agreements and any future credit or other borrowing facilities, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as restrictions on leverage, which may affect the amount of funding that may be obtained. For example, proceeds of the loans under the Credit Facilities may be used to acquire certain qualifying loans and such other uses as permitted under the Credit Facilities. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our debt agreements or any future credit or other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and/or make distributions to stockholders required to maintain our ability to be eligible for treatment as a RIC.

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

              In particular, Dodd—Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump has indicated that he may seek to amend or repeal portions of Dodd-Frank, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our operations, cash flows or financial condition or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

              On February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. On July 31, 2018, the Treasury released the fourth and final report identifying improvements to the regulatory landscape that would better support nonbank financial institutions, embrace financial technology, and foster innovation.

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

We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer and 2019-1 Issuer.

              Under the terms of the master loan sale agreement governing the CLO Transaction, we sold and/or contributed to the 2018-1 Issuer and 2019-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the "Membership Interests". As a result of the transactions, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the 2018-1 Issuer and 2019-1 Issuer. As a result, we expect to consolidate the financial statements of the 2018-1 Issuer and 2019-1 Issuer, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding membership interests in a CLO issuer (i.e., the 2018-1 Issuer and 2019-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer and 2019-1 Issuer.

We have limited experience managing CLOs.

              The performance of the CLO Issuers will be largely dependent on the analytical and managerial expertise of our investment professionals. Although we and our investment professionals and affiliates have prior experience investing in loans and other debt obligations, the CLO Issuers are the only CLOs managed by us. Accordingly, we have limited performance history of managing CLOs for potential investors to consider in evaluating the potential impact of the CLO Transactions on our overall performance.

We are subject to significant restrictions on our ability to advise the CLO Issuers.

              We will manage the assets of the CLO Issuers pursuant to portfolio management agreements with the CLO Issuers (the "Portfolio Management Agreements"). The indentures governing the 2018-1 Notes and the 2019-1 Notes (the "CLO Indentures") and the Portfolio Management Agreements place significant restrictions on our ability to advise the CLO Issuers to buy and sell Collateral Obligations, and we are subject to compliance with the CLO Indentures and the Portfolio Management Agreements. As a result of the restrictions contained in the CLO Indentures and the Portfolio Management Agreements, the CLO Issuers may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the CLO Issuers and the holders of CLO Notes, and we may be required to make investment decisions on behalf of the CLO Issuers that are different from those made for our other clients. In addition, we may pursue any strategy consistent with the CLO Indentures and the Portfolio Management Agreements, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the CLO Issuers pursuant to the Portfolio Management Agreements, we will elect to not charge any portfolio management fee to which we may be entitled under such Portfolio Management Agreements.

              In our role as portfolio manager of the CLO Issuers, we will be acting solely in the best interests of the CLO Issuers and not in the best interests of the Membership Interests of the CLO Issuers that we hold. As the interests of the holders of the applicable CLO Notes are senior in the respective CLO Issuer's capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the respective CLO Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the related CLO Note.

The subordination of the Membership Interests will affect our right to payment.

              The Membership Interests are subordinated to the CLO Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the CLO Issuers (which the CLO Issuers could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the CLO Notes. If the CLO Issuers have not received confirmation from S&P Global Ratings of its initial ratings of each class of the applicable CLO Notes, or if we fail to hold the required amount of Membership Interests as required by EU risk retention regulations ("Retention Deficiency"), proceeds will be diverted to pay principal on the applicable CLO Notes or to purchase additional collateral obligations (or, in the case of a Retention Deficiency, to the extent necessary to reduce such Retention Deficiency to zero). If during the period from and including the closing date of a CLO Transaction to and including the earliest of (i) October 20, 2022 for the 2018-1 Notes and October 15, 2023 for the 2019-1 Debt and (ii) the date of the acceleration of the maturity of the related CLO Notes in accordance with the applicable CLO Indenture the applicable Overcollateralization Ratio Test (defined below) is not satisfied, proceeds will be diverted to purchase additional collateral obligations.

              Although these tests generally compare the principal balance of the collateral obligations to the aggregate outstanding principal amount of the applicable CLO Notes, certain reductions are applied to the principal balance of Collateral Obligations in connection with certain events, such as defaults or ratings downgrades to "CCC" levels or below, in each case that may increase the likelihood that one or more Overcollateralization Ratio Tests may not be satisfied.

              On the scheduled maturity of the CLO Notes or if acceleration of the CLO Notes occurs after an event of default, proceeds available after the payment of certain administrative expenses) will be applied to pay both principal of and interest on the applicable CLO Notes until the applicable CLO Notes are paid in full before any further payment will be made on the Membership Interests. As a result, the Membership Interests would not receive any payments until the applicable CLO Notes are paid in full.

              In addition, if an event of default occurs and is continuing, the holders of the CLO Notes will be entitled to determine the remedies to be exercised under the applicable CLO Indenture. Remedies pursued by the holders of the CLO Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the CLO Notes will have no obligation to consider any possible adverse effect on such other interests. See "—The holders of certain of the CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder."

The holders of certain CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

              Under the CLO Indentures, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the CLO Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the CLO Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the applicable CLO Notes (in order of seniority) and certain other amounts owing by the applicable CLO Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the applicable CLO Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the CLO Notes following an event of default) has occurred and is continuing, we will not have any creditors' rights against the CLO Issuers and will not have the right to determine the remedies to be exercised under the CLO Indentures. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the CLO Notes and the fees, expenses, and other liabilities payable by the CLO Issuers. The ability of the holders of the CLO Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the CLO Indentures, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the CLO Indentures, we as the portfolio manager of the CLO Issuers may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the CLO indentures.

              If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the CLO Indentures), then (x) we as the portfolio managers of the CLO Issuers may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the CLO Indentures and (y) the trustee will retain the assets securing the CLO Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the CLO Notes in accordance with the CLO Indentures, unless: (i) the trustee, pursuant to the CLO Indentures and in consultation with us as the portfolio manager of the CLO Issuers, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the applicable CLO Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such applicable CLO Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the portfolio managers of the CLO Issuers and the holders of at least 66 2/3% (a "Supermajority") of the most senior outstanding class of the respective CLO Notes agrees with such determination; (ii) in the case of certain events of default, a Supermajority of the most senior outstanding class of the respective

CLO Notes directs the sale and liquidation of the assets; or (iii) a Supermajority of each class of the respective CLO Notes (voting separately by class) directs the sale and liquidation of the assets.

The CLO Indentures require mandatory redemption of the CLO Notes for failure to satisfy applicable Coverage Tests.

              Under the documents governing the CLO Transactions, there are two coverage tests (the "Coverage Tests") applicable to the CLO Notes.

              The first such test (the "Interest Coverage Test") compares the amount of interest proceeds received on the portfolio loans held by each CLO Issuer to the amount of interest due and payable on the related CLO Notes. To meet this first test, for each class of the applicable CLO Notes in each such CLO Transaction, interest received on the portfolio loans must be equal to or greater than a certain threshold percentage with respect to each such class.

              The second such test (the "Overcollateralization Ratio Test") compares the adjusted collateral principal amount of the portfolio of Collateral Obligations of each CLO Transaction to the aggregate outstanding principal amount of the applicable CLO Notes. To meet this second test at any time, for each class of the applicable CLO Notes, the adjusted collateral principal amount of such Collateral Obligations must satisfy a certain threshold percentage amount of the outstanding principal amount of the applicable class of the related CLO Notes.

              If a Coverage Test is not met on any determination date on which such Coverage Test is applicable, the CLO Issuers will apply available amounts to redeem the applicable CLO Notes in an amount necessary to cause such tests to be satisfied. This could result in an elimination, deferral or reduction in the payments of distributions to the related CLO Issuer (and as such, to us as the holder of the Membership Interests and indirect beneficiary of any such payments to such CLO Issuer).

We may resign or be removed or terminated as portfolio manager of the CLO Issuers.

              We may resign or be removed or terminated as portfolio manager of the CLO Issuers in a number of circumstances, including the breach of certain terms of the CLO Indentures and the Portfolio Management Agreements. In addition, because a new portfolio manager may not be able to manage the CLO Issuers according to the standards of the CLO Indentures and the Portfolio Management Agreements, any transfer of the portfolio management functions to another entity could result in reduced or delayed collections, delays in processing loan transfers and information regarding the loans and a failure to meet all of the applicable procedures required by the Portfolio Management Agreements. Consequently, the termination or removal of us as portfolio manager of the CLO Issuers could have material and adverse effects on our performance.

Risks Relating to the 1940 Act

We and our Advisor are subject to regulations and SEC oversight. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

              As a BDC, we are subject to a portion of the 1940 Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that the BDC will achieve results similar to those of other vehicles managed by Bain Capital Credit and/or our Advisor.

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

              We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. See "Item 1. Business—Regulation as a Business Development Company—Qualifying Assets."

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

              Debt portfolios are subject to credit and interest rate risk. "Credit risk" refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. "Interest rate risk" refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board raised the federal funds rate from 2015 to 2018, but cut the rate three times in August, September and October of 2019. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

We may invest in the obligations of companies that are financially troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Although the terms of such financing may result in significantly greater returns to us, investments in financially troubled companies also involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. We may make investments that become distressed due to factors outside the control of our Advisor. There is also no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose all or part of our investment, may be required to accept collateral, cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Additionally, we may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders.

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

              We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the Diversification Tests (as defined above in "Item 1. Business – Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC") associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, our assets may not be diversified. Any such non-diversification would increase the risk of loss to us if there was a decline in the market value of any loan in which we had invested a large percentage of its assets. If a large portion of our assets is held in cash or similarly liquid form, our performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a "diversified" fund. We may have a more concentrated or less broad and varied portfolio than a "diversified" fund. A more concentrated portfolio can cause a portfolio such as ours to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

              Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in loans and securities of non-U.S. issuers involves additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, nationalization and expropriation, imposition of tariffs and foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies. Further, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

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

              We invested in a joint venture, ABC Complete Financing Solution LLC, that terminated April 30, 2019, and may invest in additional or different joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.

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

Risks Relating to Our Common Stock

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

              The market price and liquidity of the market for shares of our common stock that will prevail in the market may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.

              We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite stockholders approve such a sale.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

              We have 51,649,812.27 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

              We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our debt agreements or any future credit or other borrowing facility, our ability to pay distributions to our stockholders could be limited because we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our debt agreements or any future credit or other borrowing facility and such other factors as our Board may deem relevant from time to time.

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

We may incur significant costs as a result of being a public company.

              Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps and, among other things, directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

              As of December 31, 2019, we are no longer an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management's report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

Holders

              As of February 19, 2020, there were approximately 120 holders of record of our common stock.

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

Performance Graph

              The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor's 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2019. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor's 500 Stock Index and the Standard & Poor's BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Recent Sales of Unregistered Securities and Use of Proceeds

              Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Purchases under the 10b5-1 Plan

              The following table provides information regarding purchases of our common stock by certain individuals affiliated with the Company pursuant to the 10b5-1 Plan for each month from November 2018 (beginning November 15, 2018) through February 2019 (dollars in thousands).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 15, 2018 through November 30, 2018	-	-	-	$20,000
December 1, 2018 through December 31, 2018	265,754	$15.28	265,754	$15,545
January 1, 2019 through February, 28, 2019	827,933	$18.78	827,933	$-

Total	1,093,687		1,093,687

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

Item 6. Selected Consolidated Financial Data

              The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

              The following selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017 and 2016 should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):

	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016
Consolidated Statements of operations data:
Total investment income	$197,945	$99,294	$24,605	$868
Total expenses, net of waivers	113,078	43,364	10,396	1,950

Net investment income (loss) before taxes	84,867	55,930	14,209	(1,082)
Excise tax expense	—	—	5	—

Net investment income (loss) after taxes	84,867	55,930	14,204	(1,082)
Net realized and unrealized gain (loss)	13,218	(29,285)	5,096	1,691

Net increase in net assets resulting from operations	$98,085	$26,645	$19,300	$609

Per share data:
Net investment income (loss)	$1.64	$1.45	$0.73	$(0.90)
Net increase in net assets resulting from operations	$1.90	$0.69	$0.99	$0.51
Distributions declared(1)	$1.64	$1.52	$0.70	$0.015
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$2,645,554	$1,791,014	$988,251	$176,855
Total investments, at fair value	2,527,055	1,727,806	831,578	107,942
Total liabilities	1,627,154	789,385	481,288	66,511
Total debt, net of unamortized debt issuance costs	1,574,635	634,925	451,000	59,100
Total net assets	1,018,400	1,001,629	506,963	110,344

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

Overview

              Bain Capital Specialty Finance, Inc. (the "Company", "we", "our" and "us") is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We are managed by BCSF Advisors, LP (our "Advisor" or "BCSF Advisors"), a subsidiary of Bain Capital

Credit, LP ("Bain Capital Credit"). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our "Administrator" or "BCSF Advisors"). Since we commenced operations on October 13, 2016 through December 31, 2019, we have invested approximately $3,546.4 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

              Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2019 and December 31, 2018, 99.0% and 95.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

              To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our "Board"). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

              We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Portfolio and Investment Activity

              During the year ended December 31, 2019, we invested $1,295.2 million, including PIK, in 89 portfolio companies, and had $1,088.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $207.2 million for the year.

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

              The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019 (dollars in thousands):

		As of December 31, 2019
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%	7.5%	7.5%
First Lien Last Out Loans	28,315	1.1	29,300	1.2	9.9	9.5
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0	9.7	10.0
Subordinated Debt	14,752	0.6	15,000	0.5	13.5	13.3
Corporate Bonds	22,412	0.9	17,508	0.7	8.5	10.8
Equity Interests	96,736	3.8	99,293	3.9	7.7	7.5
Preferred Equity	19,551	0.8	24,318	1.0	15.1	15.1
Warrants	—	0.0	122	0.0	N/A	N/A

Total	$2,537,263	100.0%	$2,527,055	100.0%	7.8%	7.8%

  (1)
  Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

              The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2018 (dollars in thousands):

		As of December 31, 2018
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,074,413	61.3%	$1,058,839	61.3%	7.1%	7.2%
First Lien Last Out Loans	27,325	1.5	27,488	1.6	8.8	8.8
Second Lien Senior Secured Loans	263,759	15.0	258,139	14.9	9.8	10.0
Subordinated Debt	39,711	2.3	39,625	2.3	11.3	11.3
Corporate Bonds	41,387	2.4	35,023	2.0	8.5	10.0
Investment Vehicles (2)	279,891	16.0	279,363	16.2	14.0	14.0
Equity Interest	24,078	1.4	26,522	1.5	N/A	N/A
Preferred Equity	2,553	0.1	2,807	0.2	N/A	N/A
Warrants	—	0.0	—	0.0	N/A	N/A

Total	$1,753,117	100.0%	$1,727,806	100.0%	8.8%	8.9%

  (1)
  Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

  (2)
  Represents equity investment in ABCS.

              The following table presents certain selected information regarding our investment portfolio as of December 31, 2019:

As of December 31, 2019
Number of portfolio companies	114
Percentage of debt bearing a floating rate (1)	99.0%
Percentage of debt bearing a fixed rate (1)	1.0%

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

              The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,110	99.4%	$2,523,626	99.9%
Non-accrual	14,153	0.6	3,429	0.1

Total	$2,537,263	100%	$2,527,055	100%

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

              The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents, foreign cash and restricted cash as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$36,531	1.4%	$36,531	1.4%
Foreign cash	854	0.0	810	0.0
Restricted cash and cash equivalents	31,505	1.2	31,505	1.3
First Lien Senior Secured Loans	2,167,932	83.2	2,165,844	83.4
First Lien Last Out Loans	28,315	1.1	29,300	1.1
Second Lien Senior Secured Loans	187,565	7.2	175,670	6.8
Subordinated Debt	14,752	0.5	15,000	0.6
Corporate Bonds	22,412	0.9	17,508	0.7
Equity Interests	96,736	3.7	99,293	3.8
Preferred Equity	19,551	0.8	24,318	0.9
Warrants	—	0.0	122	0.0

Total	$2,606,153	100.0%	$2,595,901	100.0%

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

(1)
Represents equity investment in ABCS.

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$356,086	14.0%	$356,073	14.1%
Aerospace & Defense	305,111	12.0	307,863	12.2
Healthcare & Pharmaceuticals	255,579	10.1	254,014	10.1
Consumer Goods: Non-Durable	195,602	7.7	196,653	7.8
Capital Equipment	183,618	7.2	186,913	7.4
Services: Business	165,286	6.5	165,862	6.5
Transportation: Cargo	116,074	4.6	116,237	4.6
Construction & Building	107,413	4.2	108,176	4.3
Wholesale	79,542	3.1	78,225	3.1
Energy: Oil & Gas	77,264	3.0	77,979	3.1
Automotive	66,522	2.6	67,374	2.7
Consumer Goods: Durable	63,712	2.5	63,394	2.5
Transportation: Consumer	62,473	2.5	61,662	2.3
Media: Advertising, Printing & Publishing	59,419	2.3	54,765	2.2
FIRE: Insurance (1)	52,367	2.1	54,086	2.1
Hotel, Gaming & Leisure	52,866	2.1	53,074	2.1
Media: Broadcasting & Subscription	43,165	1.7	44,247	1.8
Media: Diversified & Production	35,670	1.4	36,403	1.4
Retail	34,774	1.4	34,827	1.4
Chemicals, Plastics & Rubber	32,288	1.3	32,446	1.3
Services: Consumer	30,458	1.2	30,794	1.2
Banking	25,656	1.0	25,466	1.0
Energy: Electricity	22,172	0.9	22,134	0.9
Telecommunications	21,323	0.8	21,343	0.8
Beverage, Food & Tobacco	30,687	1.2	19,531	0.8
Environmental Industries	16,814	0.7	17,612	0.7
Containers, Packaging, & Glass	11,637	0.5	11,633	0.5
FIRE: Real Estate (1)	10,786	0.4	10,443	0.4
Forest Products & Paper	10,301	0.4	9,700	0.4
Utilities: Electric	12,598	0.6	8,126	0.3

Total	$2,537,263	100.0%	$2,527,055	100.0%

(1)
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

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9

Total	$2,527,055	100.0%	114	100.0%

              The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2018 (dollars in thousands):

	As of December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$17,301	1.0%	1	0.7%
2	1,684,494	97.5	128	97.0
3	26,011	1.5	3	2.3
4	—	—	—	—

Total	$1,727,806	100.0%	132	100.0%

Antares Bain Capital Complete Financing Solution

              Prior to April 30, 2019, the Company was party to a limited liability company agreement with Antares Midco Inc. ("Antares") pursuant to which it invested in ABC Complete Financing Solution LLC, which made investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29, 2017. ABCS' principal purpose was to make investments, primarily in senior secured unitranche loans. The Company recorded its investment in ABCS at fair value. Distributions of income received from ABCS, if any, were recorded as dividend income from controlled affiliate investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, were recorded as a return of capital and reduced the amortized cost of controlled affiliate investments.

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

              On April 30, 2019, we formed BCSF Complete Financing Solution Holdco, LLC ("BCSF CFSH, LLC") and BCSF Complete Financing Solution, LLC ("BCSF Unitranche" or "BCSF CFS, LLC"), wholly-owned, newly-formed, subsidiaries. We received our proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. We also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, we recognized a realized gain of $0.3 million. We are no longer a member of ABCS. The assets we received from ABCS have been included in the Company's consolidated financial statements and notes thereto.

              In conjunction with the distribution from ABCS, on April 30, 2019, BCSF CFS, LLC entered into a loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. On the date of the ABCS distribution, the Company had $577.5 million outstanding on the JPM Credit Facility.

              Below is selected balance sheet information for ABCS as of December 31, 2018:

Selected Balance Sheet Information

As of December 31, 2018
Loans, net of allowance of $17,616 (1)	$1,616,795
Cash, restricted cash and other assets	52,240

Total assets	$1,669,035

Debt (2)	$1,027,615
Other liabilities	30,762

Total liabilities	$1,058,377

Members' equity	610,658

Total liabilities and members' equity	$1,669,035

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
(2)
Net of $3.6 million deferred financing costs for the ABCS Facility, as of December 31 2018.

Selected Statement of Operations Information

              Below are selected statements of operations information for the years ended December 31, 2019, December 31, 2018 and for the period from November 29, 2017 through December 31, 2017:

	For the Year Ended	For the Year Ended	For the Period From November 29, 2017 through
	December 31, 2019 (2)	December 31, 2018	December 31, 2017
Interest income	$53,494	$104,548	$6,816
Fee income	217	1,201	19

Total revenues	53,711	105,749	6,835
Credit facility expenses (1)	22,008	45,635	3,192
Other fees and expenses	6,661	22,231	3,101

Total expenses	28,669	67,866	6,293

Net investment income	25,042	37,883	542
Net realized gains	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—

Net increase in members' capital from operations	$25,042	$37,883	$542

(1)
As of December 31, 2018 and December 31, 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt, respectively.
(2)
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

Results of Operations

              Our operating results for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Total investment income	$197,945	$99,294	$24,605
Total expenses, net of fee waivers	113,078	43,364	10,396

Net investment income before taxes	84,867	55,930	14,209
Less Income taxes, including excise tax	—	—	5

Net investment income	84,867	55,930	14,204
Net realized gain (loss)	7,785	(6,485)	(52)
Net unrealized appreciation (depreciation)	5,433	(22,800)	5,148

Net increase in net assets resulting from operations	$98,085	$26,645	$19,300

              Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

	For the Year Ended December 31,
	2019	2018	2017
Interest income	$180,395	$73,363	$24,435
Dividend income	16,741	25,386	—
Other income	809	545	170

Total investment income	$197,945	$99,294	$24,605

              Interest income from investments, which includes interest and accretion of discounts and fees, increased to $180.4 million for the year ended December 31, 2019 from $73.4 million for the year ended December 31, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,537.3 million from $1,753.1 million for the years ended December 31, 2019 and 2018, respectively. Dividend income decreased to $16.7 million for the year ended December 31, 2019 from $25.4 million for the year ended December 31, 2018, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. As of December 31, 2019, the weighted average yield of our investment portfolio decreased to 7.8% from 8.8% as of December 31, 2018, at amortized cost. Interest income from investments, which includes interest and accretion of discounts and fees, increased to $73.4 million for the year ended December 31, 2018 from $24.4 million for the year ended December 31, 2017, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $1,753.1 million from $821.3 million for the years ended December 31, 2018 and 2017, respectively. Dividend income increased to $25.4 million for the year ended December 31, 2018, primarily due to the growth in our joint venture, ABCS. As of December 31, 2018, the weighted average yield of our investment portfolio increased to 8.8% from 8.3% as of December 31, 2017, at amortized cost.

Operating Expenses

              The composition of our operating expenses for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Interest and debt financing expenses	$66,330	$24,011	$3,615
Amortization of deferred offering costs	—	—	330
Base management fee	32,702	17,544	5,898
Incentive fee	17,418	8,670	764
Professional fees	2,297	2,639	1,777
Directors fees	546	278	275
Other general and administrative expenses	4,772	902	686

Total expenses, before fee waivers	$124,065	$54,044	$13,345
Base management fee waiver	(8,242)	(8,772)	(2,949)
Incentive fee waiver	(2,745)	(1,908)	—

Total expenses, net of fee waivers	$113,078	$43,364	$10,396

Interest and Debt Financing Expenses

              Interest and debt financing expenses on our borrowings totaled approximately $66.3 million and $24.0 million for the years ended December 31, 2019 and 2018, respectively. Interest and debt financing expense for the year ended December 31, 2019 as compared to December 31, 2018, increased primarily due to higher principal balances outstanding on our revolving credit facilities throughout 2019 and the issuance of our 2019-1 Debt in August 2019. On April 30, 2019, the Company entered into a new loan and security agreement with JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., the JPM Credit Facility.

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

              The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.7% and 4.3% as of December 31, 2019 and 2018, respectively.

Management Fees

              Management fee (net of waivers) increased to $24.5 million for the year ended December 31, 2019 from $8.8 million for the year ended December 31, 2018. Management fees increased to $32.7 million for the year ended December 31, 2019 from $17.5 million for the year ended December 31, 2018, primarily due to an increase in assets to $2.6 billion as of December 31, 2019 from $1.8 billion as of December 31, 2018. Management fees waived for the years ended December 31, 2019 and 2018, were $8.2 million and $8.8 million, respectively.

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

Incentive Fees

              Incentive fee (net of waivers) increased to $14.7 million for the year ended December 31, 2019 from $6.8 million for the year ended December 31, 2018. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $2.7 million for the year ended December 31, 2019 and $1.9 million for the year ended December 31, 2018. For the year ended December 31, 2019 there were no incentive fees related to the GAAP Incentive Fee.

              Incentive fee (net of waivers) increased to $6.8 million for the year ended December 31, 2018 from $0.8 million for the year ended December 31, 2017. Incentive Fee waivers related to pre-Incentive fee net investment income consisted of voluntary waivers of $1.9 million for the year ended December 31, 2018 and $0.0 million for December 31, 2017. For the year ended December 31, 2018 there was a reduction of $1.0 million in incentive fees related to the GAAP incentive fee, which is included in incentive fees on the consolidated statements of operations.

Professional Fees and Other General and Administrative Expenses

              Professional fees and other general and administrative expenses increased to $7.6 million for the year ended December 31, 2019 from $3.8 million for the year ended December 31, 2018, due to an increase in costs associated with servicing our investment portfolio.

              Professional fees and other general and administrative expenses increased to $3.8 million for the year ended December 31, 2018 from $2.7 million for the year ended December 31, 2017, due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

              The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Net realized gains on investments	$2,682	$2,033	$176
Net realized losses on investments	(5,904)	(5,378)	(121)
Net realized gains on foreign currency transactions	119	135	679
Net realized losses on foreign currency transactions	(155)	(624)	(564)
Net realized gains on forward currency exchange contracts	11,043	—	—
Net realized losses on forward currency exchange contracts	—	(2,651)	(222)

Net realized gains (losses)	$7,785	$(6,485)	$(52)

Change in unrealized gains on investments	$47,990	$4,210	$10,415
Change in unrealized losses on investments	(32,887)	(39,836)	(1,790)

Net change in unrealized gains (losses) on investments	15,103	(35,626)	8,625
Unrealized appreciation (depreciation) on foreign currency translation	(130)	—	28
Unrealized appreciation (depreciation) on forward currency exchange contracts	(9,540)	12,826	(3,505)

Net change in unrealized gains (losses) on foreign currency and forward currency exchange contracts	(9,670)	12,826	(3,477)

Net change in unrealized gains (losses)	$5,433	$(22,800)	$5,148

              For the years ended December 31, 2019, 2018 and 2017, we had net realized gains (losses) on investments of ($3.2) million, ($3.3) million and $0.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we had net realized gains (losses) on foreign currency transactions of ($0.0) million, ($0.5) million and $0.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we had net realized gains (losses) on forward currency contracts of $11.0 million, ($2.7) million and ($0.2) million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

              For the year ended December 31, 2019, we had $48.0 million in unrealized appreciation on 98 portfolio company investments, which was offset by $32.9 million in unrealized depreciation on 57 portfolio company investments. Unrealized appreciation for the year ended December 31, 2019 resulted from an increase in fair value, primarily due to reversal of prior period unrealized depreciation and positive valuation adjustments.

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

              For the years ended December 31, 2019, 2018 and 2017, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($9.5) million, $12.8 million and ($3.5) million, respectively. For the year ended December 31, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the year ended December 31, 2018, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the year ended December 31, 2017, unrealized depreciation on forward currency exchange contracts were due to EUR and GBP forward contracts.

              The following table summarizes the impact of foreign currency for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	For the Year ended December 31,
	2019	2018	2017
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$2,760	$(7,404)	$4,024
Net realized gain on investments due to foreign currency	91	40	9
Net change in unrealized appreciation (depreciation) on foreign currency translation	(130)	—	28
Net realized gain (loss) on foreign currency transactions	(36)	(489)	115
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,540)	12,826	(3,505)
Net realized gain (loss) on forward currency exchange contracts	11,043	(2,651)	(222)

Foreign currency impact to net increase in net assets resulting from operations	$4,188	$2,322	$449

              Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $2.7 million, ($7.9) million and $4.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2019, 2018 and 2017, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.5 million, $10.2 million and ($3.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $4.2 million, $2.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

              For the years ended December 31, 2019, 2018 and 2017, the net increase in net assets resulting from operations was $98.1 million, $26.6 million and $19.3 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2019, 2018 and 2017, our per share net increase in net assets resulting from operations was $1.90, $0.69, and $0.99, respectively.

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

              We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2019 and 2018, our asset coverage ratio was 164% and 257%, respectively.

              At December 31, 2019 and December 31, 2018, we had $68.8 million and $33.3 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

              At December 31, 2019 we had approximately $232.0 million of availability on our BCSF Revolving Credit Facility and $119.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2018 we had approximately $228.7 million of availability on our BCSF Revolving Credit Facility, subject to existing terms and regulatory requirements.

              For the year ended December 31, 2019, cash, foreign cash, restricted cash, and cash equivalents increased by $35.6 million. During the year ended December 31, 2019, we used $242.8 million in cash for operating activities, primarily to purchase investments of $1,413.7 million, which was offset by proceeds from principal payments and sales of investments of $1,069.5 million, and a net increase in net assets resulting from operations of $98.1 million. During the year ended December 31, 2019, we generated $278.2 million from financing activities, primarily from borrowings on our debt totaling $1,249.0 million from BCSF Revolving Credit Facility, Citibank Revolving Credit Facility, JPM Credit Facility, and the issuance of our 2019-1 Debt, offset by repayments on our debt of $884.5 million and distributions paid during the period of $81.2 million.

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

Equity

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

              BCSF Investments, LLC and certain individuals adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the year ended December 31, 2019, 827,933 shares have been purchased under the 10b5-1 Plan at a weighted average price of $18.78, for a total cost of $15.6 million, inclusive of commissions. As of December 31, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

              During the year ended December 31, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2018, we issued 436,914.94 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2017, we issued 72,700.50 shares of our common stock to investors who have opted into our dividend reinvestment plan.

              On May 7, 2019, the Company's Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2019, there have been no repurchases of common stock.

Debt

              Debt consisted of the following as of December 31, 2019, and December 31, 2018 (dollars in thousands):

	As of December 31, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$268,015	$268,015	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,832	365,700	365,700	363,660
JPM Credit Facility	666,581	546,754	546,754	—	—	—
2019-1 Debt	398,750	398,750	396,034	—	—	—

Total Debt	$1,931,031	$1,579,219	$1,574,635	$865,700	$636,965	$634,925

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

SMBC Revolving Credit Agreement

              On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the SMBC Revolving Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$—	$3,334	$673
Unused facility fee	—	22	254
Amortization of deferred financing costs and upfront commitment fees	—	723	366

Total interest and debt financing expenses	$—	$4,079	$1,293

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

              Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the BCSF Revolving Credit Facility.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2019 and December 31, 2018 there were $268.0 million and $271.3 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$17,566	$13,975	$1,705
Unused facility fee	456	624	241
Amortization of deferred financing costs and upfront commitment fees	1,067	1,068	376

Total interest and debt financing expenses	$19,089	$15,667	$2,322

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

              The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.52%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.47%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.12%
Class B	29,300	3.00% + 3 Month LIBOR	4.97%
Class C	30,400	4.00% + 3 Month LIBOR	5.97%

Total 2018-1 Notes	365,700

Membership Interests	85,450	Non-interest bearing	Not applicable

Total	$451,150

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

              As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company's consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

              Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.9 million and $2.0 million as of December 31, 2019 and December 31, 2018, respectively.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$16,226	$4,221	$—
Amortization of deferred financing costs and upfront commitment fees	174	44	—

Total interest and debt financing expenses	$16,400	$4,265	$—

Citibank Revolving Credit Facility

              On February 19, 2019, the Company entered into a credit and security agreement (the "Credit Agreement" or the "Citibank Revolving Credit Facility") with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

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

              Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

              On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$4,104	$—	$—
Unused facility fee	357	—	—
Amortization of deferred financing costs and upfront commitment fees	124	—	—

Total interest and debt financing expenses	$4,585	$—	$—

JPM Credit Facility

              On April 30, 2019, the Company entered into a loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

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

              The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2019, the Company was in compliance with its covenants related to the JPM Credit Facility.

              Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We pay an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

              As of December 31, 2019, there were $546.8 million borrowings under the JPM Credit Facility.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$19,679	$—	$—
Unused facility fee	464	—	—
Amortization of deferred financing costs and upfront commitment fees	53	—	—

Total interest and debt financing expenses	$20,196	$—	$—

2019-1 Debt

              On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the "2019-1 Issuer"), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the "Co-Issuer" and, together with the Issuer, the "Co-Issuers"), a Delaware limited liability company, completed its $501.0 million term debt securitization (the "2019-1 CLO Transaction"). The notes issued in connection with the 2019-1 CLO

Transaction (the "2019-1 Notes") are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2019-1 Portfolio"). The Co-Issuers also issued Class A-1L Loans (the "Loans" and, together with the 2019-1 Notes, the "2019-1 Debt"). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

              The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2019
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.70%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.70%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.70%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.60%
Class C	32,500	4.75% + 3 Month LIBOR	6.75%

Total 2019-1 Debt	398,750

Membership Interests	102,250	Non-interest bearing	Not applicable

Total	$501,000

              The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the "Membership Interests") in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

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

              As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2019, the Company was in compliance with its covenants related to the 2019-1 Debt.

              Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.7 million as of December 31, 2019. The 2019-1 issuer was not in existence as of December 31, 2018 and the 2019-1 Debt were not outstanding.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$5,981	$—	$—
Amortization of deferred financing costs and upfront commitment fees	79	—	—

Total interest and debt financing expenses	$6,060	$—	$—

Distribution Policy

              The following table summarizes distributions declared during the years ended December 31, 2019, 2018, and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,740
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,236
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,108
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176

Total distributions declared			$3.86	$164,697

              Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

              We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a regulated investment company (a "RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

              As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D's LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241

	Expiration Date (1)	Unfunded Commitments (2)
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851

Total First Lien Senior Secured Loans		$215,795

  (1)
  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
  (2)
  Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

              As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833
Aimbridge Hospitality LP — Revolver	6/22/2022	1,177
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315
Amspec Services, Inc. — Revolver	7/2/2024	4,735
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC — Revolver	8/1/2021	8,500
API Technologies Corp. — Revolver	4/22/2024	4,183
Aramsco, Inc. — Revolver	8/28/2024	3,161
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Caliper Corporation — Revolver	11/30/2023	2,358
Captain D's LLC — Revolver	12/15/2023	1,074
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544
Clinical Innovations, LLC — Revolver	10/17/2022	1,113
CMI Marketing Inc. — Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,240
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,044
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,663
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Revolver	7/19/2024	4,250
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Centers PC — Revolver	9/28/2022	213
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,738
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Margaux UK Finance — Revolver	12/19/2024	636
Margaux Acquisition Inc. — Revolver	12/19/2024	2,257
McKissock, LLC — Revolver	8/5/2021	1,842
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
Solaray, LLC — Revolver	9/9/2022	7,084
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	871
Sovos Compliance, LLC — Revolver	3/1/2022	1,452
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
TEI Holdings Inc. — Revolver	12/20/2022	3,542
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Zywave, Inc. — Revolver	11/17/2022	512

Total First Lien Senior Secured Loans		$107,661

Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,562

Total Other Unfunded Commitments		$2,562

Total		$110,223

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

              On November 28, 2018, our Board, including a majority of our Independent Directors, approved the Amended Advisory Agreement. On February 1, 2019 the Company's stockholders approved the Amended Advisory Agreement. Pursuant to this Agreement, effective February 1, 2019, the base management fee of 1.5% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company's asset coverage ratio below 200%.

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

              A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2019 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$268,015	$—	$268,015	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	546,754	—	546,754	—	—
2019-1 Debt	398,750	—	—	—	398,750

Total Debt Obligations	$1,579,219	$—	$814,769	$—	$764,450

Subsequent Events

              On January 8, 2020, the Company entered into an amended and restated credit agreement (the "Amendment"), of its BCSF Revolving Credit Facility with Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (collectively, the "Credit Facility Parties"), which amended and restated the terms of the Existing Credit Facility. The Amendment amends the Existing Credit Facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

              On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended and Restated Loan and Security Agreement amends the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable London Interbank Offered Rate ("LIBOR") to 2.375% per annum over the applicable LIBOR; (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025; and (5) increase the advance rate from 62.5% to 63.5%.

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

              Assuming that the statement of financial condition as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(5,721)	$(3,916)	$(1,805)
Up 100 basis points	23,413	15,662	7,751
Up 200 basis points	47,489	31,324	16,165
Up 300 basis points	71,736	46,986	24,750

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

Item 8. Consolidated Financial Statements and Supplementary Data

              Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 135.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Portfolio Investments—Level 3 Portfolio Investments in Loans and Subordinated Debt Valued Using a Significant Unobservable Input Developed by Management

As described in Notes 2 and 4 to the consolidated financial statements, 65% of the Company's $2,527 million total investments as of December 31, 2019 represent Level 3 portfolio investments in loans and subordinated debt for which a significant unobservable input was developed by management. For these investments, management used the income approach to determine fair value. With respect to unquoted portfolio investments, management values each investment considering, among other measures, discounted cash flow models. Management applied significant judgment in determining the fair value of these investments, which involved the development and use of a significant unobservable input. The significant unobservable input used in the income approach is the comparative yield.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 portfolio investments in loans and subordinated debt for which a significant unobservable input was developed by management is a critical audit matter are there was significant judgment by management to determine the fair value of these investments which included the development and use of a significant unobservable input, the comparative yield. This in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures to evaluate the audit evidence obtained related to the valuation of Level 3 portfolio investments in loans and subordinated debt for which comparative yields were developed by management, and the audit effort involved the use of professionals with specialized skill and knowledge to assist with evaluating the comparative yields.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of Level 3 portfolio investments in loans and subordinated debt for which a significant unobservable input was developed by management, including controls over the Company's methods, data and comparative yields. These procedures also included, among others, evaluating the appropriateness of management's discounted cash flow models, testing the completeness, accuracy, and relevance of data used in the models and provided by management, and evaluating the reasonableness of the comparative yields used in the models. These procedures also included the involvement of professionals with specialized skill and knowledge solely to assist with developing an independent estimate of comparative yields inputs. Evaluating the reasonableness of management's comparative yields involved evaluating whether the comparative yields used by management considered company specific information, market information and subordination of the debt.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2020

We have served as the Company's auditor since 2016.

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of	As of
	December 31, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,416,854 and $1,449,749, respectively)	$2,403,250	$1,422,837
Non-controlled/affiliate investment (amortized cost of $6,720 and $6,720, respectively)	6,720	6,720
Controlled affiliate investment (amortized cost of $113,689 and $296,648, respectively)	117,085	298,249
Cash and cash equivalents	36,531	14,693
Foreign cash (cost of $854 and $589, respectively)	810	591
Restricted cash and cash equivalents	31,505	17,987
Collateral on forward currency exchange contracts	-	4
Deferred financing costs	3,182	4,018
Interest receivable on investments	22,482	6,249
Prepaid insurance	-	1
Receivable for sales and paydowns of investments	21,994	1,634
Unrealized appreciation on forward currency exchange contracts	1,034	9,322
Dividend receivable	961	8,709

Total Assets	$2,645,554	$1,791,014

Liabilities
Debt (net of unamortized debt issuance costs of $4,584 and $2,040, respectively)	$1,574,635	$634,925
Offering costs payable	-	1,820
Interest payable	15,534	4,835
Payable for investments purchased	293	119,166
Collateral payable on forward currency exchange contracts	331	-
Unrealized depreciation on forward currency exchange contracts	1,252	-
Base management fee payable	7,265	2,950
Incentive fee payable	4,513	3,300
Accounts payable and accrued expenses	2,155	1,281
Distributions payable	21,176	21,108

Total Liabilities	1,627,154	789,385

Commitments and Contingencies (See Note 11)
Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,649,812 and 51,482,137 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	52	51
Paid in capital in excess of par value	1,038,343	1,034,255
Total distributable earnings (loss)	(19,995)	(32,677)

Total Net Assets	1,018,400	1,001,629

Total Liabilities and Total Net assets	$2,645,554	$1,791,014

Net asset value per share	$19.72	$19.46

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Year Ended December	For the Year Ended December	For the Year Ended December
	2019	2018	2017
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$178,586	$73,049	$24,380
Dividend income	62	-	-
Other income	805	545	129

Total investment income from non-controlled/non-affiliate investments	179,453	73,594	24,509
Investment income from controlled affiliate investments:
Interest from investments	1,809	314	55
Dividend income	16,679	25,386	-
Other income	4	-	41

Total investment income from controlled affiliate investments	18,492	25,700	96

Total investment income	197,945	99,294	24,605

Expenses
Interest and debt financing expenses	66,330	24,011	3,615
Amortization of deferred offering costs	-	-	330
Base management fee	32,702	17,544	5,898
Incentive fee	17,418	8,670	764
Professional fees	2,297	2,639	1,777
Directors fees	546	278	275
Other general and administrative expenses	4,772	902	686

Total expenses before fee waivers	124,065	54,044	13,345
Base management fee waiver	(8,242)	(8,772)	(2,949)
Incentive fee waiver	(2,745)	(1,908)	-

Total expenses, net of fee waivers	113,078	43,364	10,396

Net investment income before taxes	84,867	55,930	14,209
Excise tax expense	-	-	5

Net investment income	84,867	55,930	14,204

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(3,487)	(3,345)	55
Net realized gain on controlled affiliate investments	265	-	-
Net realized gain (loss) on foreign currency transactions	(36)	(489)	115
Net realized gain (loss) on forward currency exchange contracts	11,043	(2,651)	(222)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(130)	-	28
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,540)	12,826	(3,505)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	13,308	(36,334)	7,732
Net change in unrealized appreciation on controlled affiliate investments	1,795	708	893

Total net gains (losses)	13,218	(29,285)	5,096

Net increase in net assets resulting from operations	$98,085	$26,645	$19,300

Per Common Share Data
Basic and diluted net investment income per common share	$1.64	$1.45	$0.73
Basic and diluted increase in net assets resulting from operations per common share	$1.90	$0.69	$0.99
Basic and diluted weighted average common shares outstanding	51,603,415	38,567,001	19,548,037

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the Year Ended December	For the Year Ended December	For the Year Ended December
	2019	2018	2017
Operations:
Net investment income	$84,867	$55,930	$14,204
Net realized gain (loss)	7,785	(6,485)	(52)
Net change in unrealized appreciation (depreciation)	5,433	(22,800)	5,148

Net increase in net assets resulting from operations	98,085	26,645	19,300

Stockholder distributions:
Distributions from distributable earnings	(84,636)	(63,169)	(16,892)

Net decrease in net assets resulting from stockholder distributions	(84,636)	(63,169)	(16,892)

Capital share transactions:
Issuance of common stock, net	—	522,358	392,735
Reinvestment of stockholder distributions	3,322	8,832	1,476

Net increase in net assets resulting from capital share transactions	3,322	531,190	394,211

Total increase in net assets	16,771	494,666	396,619
Net assets at beginning of year	1,001,629	506,963	110,344

Net assets at end of year	$1,018,400	$1,001,629	$506,963

Net asset value per common share	$19.72	$19.46	$20.30

Common stock outstanding at end of year	51,649,812	51,482,137	24,975,812

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	For the Year Ended December	For the Year Ended December	For the Year Ended December
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$98,085	$26,645	$19,300
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,413,662)	(1,064,335)	(781,183)
Proceeds from principal payments and sales of investments	1,069,492	236,107	73,112
Net realized (gain) loss from investments	3,222	3,345	(55)
Net realized (gain) loss on foreign currency transactions	36	489	(115)
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	9,540	(12,826)	3,505
Net change in unrealized (appreciation) depreciation on investments	(15,103)	35,626	(8,625)
Net change in unrealized (appreciation) depreciation on foreign currency translation	130	-	(28)
Increase in investments due to PIK	(479)	-	-
Accretion of discounts and amortization of premiums	(4,476)	(1,756)	(815)
Amortization of deferred financing costs and debt issuance costs	1,497	1,835	742
Amortization of deferred offering costs	-	-	330
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	4	4,418	(4,422)
Interest receivable on investments	(16,233)	(3,362)	(2,293)
Prepaid insurance	1	136	2
Dividend receivable	7,748	(8,709)	-
Other assets	-	-	6
Interest payable	10,699	4,020	798
Collateral payable on forward currency exchange contracts	331	-	-
Base management fee payable	4,315	1,706	1,066
Incentive fee payable	1,213	2,282	764
Accounts payable and accrued expenses	874	137	532
Excise tax payable	-	(5)	5

Net cash used in operating activities	(242,766)	(774,247)	(697,374)

Cash flows from financing activities
Borrowings on debt	1,249,048	818,700	545,900
Repayments on debt	(884,529)	(632,735)	(154,564)
Payments of financing costs	(409)	-	(5,462)
Payments of offering costs	(1,820)	(89)	-
Payments of debt issuance costs	(2,795)	(2,085)	-
Proceeds from issuance of common stock	-	524,267	392,735
Stockholder distributions paid	(81,246)	(40,971)	(7,756)

Net cash provided by financing activities	278,249	667,087	770,853

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	35,483	(107,160)	73,479
Effect of foreign currency exchange rates	92	(487)	707
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	33,271	140,918	66,732

Cash, foreign cash, restricted cash and cash equivalents, end of year	$68,846	$33,271	$140,918

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$54,134	$18,156	$2,075
Cash paid for excise taxes during the year	$-	$5	$-
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$3,322	$8,832	$1,476
Distribution to owner from ABCS JV	$346,329	$-	$-

	For the Year Ended December	For the Year Ended December	For the Year Ended December
	2019	2018	2018
Cash	$36,531	$14,693	$139,506
Restricted cash	31,505	17,987	-
Foreign cash	810	591	1,412

Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$68,846	$33,271	$140,918

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Schedule of Investments
As of December 31, 2019
(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.19%	10/9/2026	$6,540	6,480	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	10/9/2025	$16,778	16,648	16,275
		GSP Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.39%	11/6/2025	$36,268	35,917	35,542
		GSP Holdings, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.29%	11/6/2025	$227	182	136
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	1,911
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	7/1/2025	$-	(35)	(77)
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	8.35%	7/1/2025	$5,758	5,639	5,630
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	7/1/2025	$33,949	33,304	33,270
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	10/17/2022	$6,581	6,497	6,484
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,417
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.29%	2/28/2022	$12,723	12,770	12,087
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	8.20%	5/13/2025	$2,627	2,571	2,627
		TCFI Aevex LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.24%	5/13/2025	$38,515	37,854	38,515
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	-	-	-	675	675	968
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.04%	2/24/2025	$403	369	396
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	2/24/2025	$17,779	17,551	17,735
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	9.68%	4/30/2026	$11,724	11,620	11,584

							Aerospace & Defense Total	$191,422	$190,778	18.7%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025	$-	(31)	-
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	10/3/2025	$36,890	36,286	36,890
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(40)	(43)
		JHCC Holdings, LLC (3) (18) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	10.00%	9/9/2025	$1,013	972	999
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.21%	9/9/2025	$29,676	29,335	29,528

							Automotive Total	$66,522	$67,374	6.6%

	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/27/2025	$-	(46)	(48)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/27/2026	$14,480	14,201	14,190
		Transaction Network Services, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.93%	8/15/2022	$11,630	11,501	11,324

							Banking Total	$25,656	$25,466	2.5%

	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	-	8.50%	6/1/2026	$10,000	9,814	9,382
		NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	9.43%	4/18/2025	$9,159	9,190	1,101
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	5.42%	4/19/2024	$4,937	4,963	2,328

							Beverage, Food & Tobacco Total	$23,967	$12,811	1.3%

Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022	$-	(12)	-
	Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.71%	3/15/2023	$7,890	7,766	7,890
	East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	1,419
	Electronics For Imaging, Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	7/23/2027	$13,070	12,253	12,220
	Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.70%	11/5/2024	$33,599	32,861	32,843
	EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.59%	12/1/2025	$8,240	8,252	7,993
	FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	-	-	-	4	4,251	7,263
	FFI Holdings I Corp (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/24/2025	$-	(9)	3
	FFI Holdings I Corp (3) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.95%	1/24/2025	$3,438	3,368	3,465
	FFI Holdings I Corp (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.60%	1/24/2025	$68,421	67,842	68,763
	Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
	Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	3/1/2024	$38,302	38,302	38,302
	Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,325	6,752

						Capital Equipment Total	$183,618	$186,913	18.4%

Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/2/2021	$-	-	-
	AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.94%	8/1/2022	$19,856	19,566	19,756
	Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,684	3,949	4,126
	Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.04%	12/15/2025	$8,933	8,773	8,564

						Chemicals, Plastics & Rubber Total	$32,288	$32,446	3.2%

Construction & Building	Chase Industries, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	5.94%	5/12/2025	$1,115	1,115	1,111
	Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00% (1.5% PIK)	7.44%	5/12/2025	$11,812	11,762	11,753
	Crown Subsea (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.69%	11/3/2025	$9,696	9,566	9,675
	Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	12
	Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,202
	PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	1,613
	Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/20/2024	$-	(64)	(10)
	Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	12/20/2024	$35,003	34,367	34,915
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,303
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	747
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,710	6,992
	YLG Holdings, Inc. (2) (3) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/31/2025	€-	-	(51)
	YLG Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	-	10/31/2025	€-	(83)	(171)
	YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	10/31/2025	€38,862	38,484	38,085

						Construction & Building Total	$107,413	$108,176	10.6%

Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.94%	6/6/2024	$17,100	16,968	16,672
	TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	1,188
	TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(69)	(71)
	TLC Purchaser, Inc. (3) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	9.50%	10/13/2025	$3,916	3,745	3,738
	TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.49%	10/13/2025	$42,721	41,882	41,867

						Consumer Goods: Durable Total	$63,712	$63,394	6.2%

Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.25%	8.00%	11/4/2022	$1,966	1,944	1,952
	FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	11/4/2022	$31,384	31,217	31,228
	Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	5/15/2023	$2,647	2,605	2,627
	MND Holdings III Corp (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 3.50%	5.44%	6/19/2024	$11,642	11,667	10,944
	RoC Opco LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/25/2025	$-	(176)	-
	RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	9.19%	2/25/2025	$40,793	39,888	40,793
	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.85%	9/11/2023	$14,573	14,573	14,501
	Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.40%	9/9/2022	$11,674	11,629	11,674
	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.82%	9/11/2023	$42,610	42,610	42,397
	WU Holdco, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.44%	3/26/2026	$832	778	832
	WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/26/2025	$-	(56)	-
	WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	3/26/2026	$39,705	38,923	39,705

						Consumer Goods: Non-Durable Total	$195,602	$196,653	19.3%

Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	9.55%	7/22/2027	$11,870	11,637	11,633

						Containers, Packaging, & Glass Total	$11,637	$11,633	1.1%

Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	7/2/2025	$19,752	19,739	19,654
	Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	7/2/2026	$2,480	2,433	2,480

						Energy: Electricity Total	$22,172	$22,134	2.2%

Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.00%	7/2/2024	$2,125	2,071	2,125
	Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	7/2/2024	$44,100	43,605	44,100
	Blackbrush Oil & Gas, L.P. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 8.00%	9.89%	2/9/2024	$32,075	31,588	31,754

						Energy: Oil & Gas Total	$77,264	$77,979	7.7%

Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	11.04%	9/30/2022	£13,279	16,814	17,612

						Environmental Industries Total	$16,814	$17,612	1.7%

FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025		£7,217	8,950	9,381
	Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025		£2,691	3,194	3,382
	Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.10%	12/19/2024		$2,186	2,020	2,186
	Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		$-	(48)	-
	Margaux Acquisition Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	12/19/2024		$28,916	28,392	28,916
	Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(10)	-
	Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£7,706	9,869	10,221

							FIRE: Insurance Total	$52,367	$54,086	5.3%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,786	10,443

							FIRE: Real Estate Total	$10,786	$10,443	1.0%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.41%	6/26/2026		$10,601	10,301	9,700

							Forest Products & Paper Total	$10,301	$9,700	1.0%

Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	-	-	-		1,953	1,953	3,378
	Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021		$23,118	22,747	23,118
	Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021		$15,284	15,031	15,284
	Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.21%	10/17/2022		$772	757	772
	Clinical Innovations, LLC (12) (15) (19) (22) (29)	First Lien Last Out	L+ 5.50%	7.30%	10/17/2023		$10,916	10,744	10,916
	Clinical Innovations (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	10/17/2023		$511	500	511
	CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(64)	-
	CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.19%	3/3/2025		$55,905	55,390	55,905
	Datix Bidco Limited (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		£-	(21)	-
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.63%	4/27/2026		£12,134	16,314	16,093
	Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	5.50%	4/28/2025	AUD	4,212	3,205	2,958
	Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	6/22/2026		$15,230	15,084	14,887
	Great Expressions Dental Centers PC (3) (15) (19) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	7.22%	9/28/2022		$1,017	1,009	789
	Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.17%	9/28/2023		$7,609	7,540	6,125
	Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.30%	9/1/2022		$9,160	9,071	8,428
	Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 7.50%	9.44%	1/3/2023		$16,189	14,935	12,293
	Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,134	10,985
	Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.45%	6/17/2027		$19,966	19,492	19,467
	Mertus 522. GmbH (3) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026		€875	602	946
	Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026		€22,468	24,540	25,167
	TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.24%	11/1/2024		$9,472	9,282	9,472
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	6/23/2025		$16,520	16,334	16,520

							Healthcare & Pharmaceuticals Total	$255,579	$254,014	24.9%

High Tech Industries	AMI US Holdings Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.25%	4/1/2024		$767	737	767
	AMI US Holdings Inc. (6) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.19%	4/1/2025		$13,157	12,916	13,157
	Appriss Holdings, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/30/2025		$-	(61)	-
	Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	5/29/2026		$48,876	48,272	48,876
	CB Nike IntermediateCo Ltd (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.93%	10/31/2025		$1,550	1,464	1,461
	CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	10/31/2025		$35,422	34,729	34,714
	CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/24/2023		$-	(14)	-
	CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	5/24/2024		$15,256	15,136	15,256
	Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	7/30/2025		$22,609	22,532	22,496
	Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	7.05%	7/18/2025		$3,366	3,466	3,366
	Element Buyer, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	7/19/2024		$1,417	1,368	1,417
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	7/18/2025		$37,772	38,104	37,772
	Elo Touch Solutions, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.24%	12/15/2025		$3,261	3,168	3,244
	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,098	13,076
	MeridianLink, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	5/30/2025		$1,825	1,804	1,798
	Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.30%	10/19/2023		$2,749	2,749	2,735
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	11.55%	4/20/2023		$8,000	7,986	7,080
	Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	3/30/2026		$6,733	6,688	6,682
	Symplr Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.95%	11/30/2023		$4,499	4,445	4,499
	Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.94%	11/28/2025		$61,060	60,211	61,060
	Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.42%	8/9/2027		$14,849	14,490	14,775
	Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	2,886
	Ventiv Holdco, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	-	9/3/2025		$-	(49)	(17)
	Ventiv Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	9/3/2025		$24,299	23,948	24,178
	VPARK BIDCO AB (6) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,160	8,566
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.86%	3/10/2025	NOK	74,020	9,197	8,430
	Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.80%	11/17/2022		$428	419	429
	Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	11/17/2022		$17,370	17,290	17,370

							High Tech Industries Total	$356,086	$356,073	35.0%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.19%	2/1/2027		$20,193	19,649	19,688
	Captain D's LLC (3) (15) (19) (35)	First Lien Senior Secured Loan - Revolver	P+ 3.50%	7.45%	12/15/2023		$1,285	1,273	1,266
	Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.44%	12/15/2023		$13,037	12,940	12,907
	Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	3/21/2025		$19,023	19,004	19,213

							Hotel, Gaming & Leisure Total	$52,866	$53,074	5.2%

Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	12/2/2024		$4,050	4,020	3,594
	Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.51%	12/20/2022		$2,936	2,926	2,458
	Ansira Holdings, Inc. (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.22%	12/20/2022		$7,084	7,084	7,084
	Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	12/20/2022		$35,877	35,791	32,020
	Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	9.75%	2/28/2020		$876	865	876
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	7.75%	2/28/2020		$2,298	2,298	2,298
	Cruz Bay Publishing, Inc. (7) (15) (19) (27)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	2/28/2020		$4,824	4,824	4,824
	Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.46%	2/28/2020		$1,611	1,611	1,611

							Media: Advertising, Printing & Publishing Total	$59,419	$54,765	5.4%

Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	5/29/2026		$35,357	34,552	35,357
	Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€7,917	8,613	8,890

							Media: Broadcasting & Subscription Total	$43,165	$44,247	4.3%

Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2022		$-	-	-
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022		$15,095	15,185	15,095
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022		$9,788	9,847	9,788
	International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.00%	4.86%	5/31/2023		£8,686	10,638	11,520

							Media: Diversified & Production Total	$35,670	$36,403	3.6%

Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/6/2022		$-	-	-
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.55%	7/6/2022		$28,827	28,827	28,827
	Calceus Acquisition, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	2/12/2025		$5,997	5,947	6,000

							Retail Total	$34,774	$34,827	3.4%

Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	6.19%	6/16/2025		$3,894	3,886	3,806
	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.19%	6/16/2025		$16,093	16,062	15,731
	Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/30/2024		£7,362	9,488	9,605
	Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	2,448
	Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/31/2025		$-	(15)	(17)
	Hightower Holding, LLC (12) (15) (19) (21) (29) (31)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	1/31/2025		$34,589	34,432	34,503
	SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,957	17,658	17,873
	SumUp Holdings Luxembourg S.à.r.l. (3) (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€7,480	7,823	8,351
	TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.83%	12/23/2025		$1,509	1,464	1,464
	TEI Holdings Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.93%	12/23/2026		$49,050	48,340	48,559
	Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	5.55%	9/29/2025		$23,747	23,700	23,539

							Services: Business Total	$165,286	$165,862	16.3%

Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	8.05%	2/13/2026		$2,571	2,587	2,545
	Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.78%	5/11/2026		£5,000	6,138	6,466
	Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/11/2024		£6,011	7,727	7,733
	Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.90%	6/28/2024	AUD	20,621	14,006	14,050

							Services: Consumer Total	$30,458	$30,794	3.0%

Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	4/30/2026	$6,451	6,420	6,448
	Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	6.46%	6/15/2023	$481	465	464
	Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2023	$-	(2)	(1)
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.44%	6/15/2023	$13,730	13,577	13,592
	Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.46%	12/16/2024	$857	863	840

						Telecommunications Total	$21,323	$21,343	2.1%

Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.85%	5/5/2025	$1,053	940	1,053
	A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$43,976	43,130	43,976
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$2,473	2,424	2,473
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025	$6,096	6,004	6,096
	ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	-	445	448
	ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	9	9	8
	ENC Holding Corporation (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	5/30/2025	$10,272	10,259	10,041
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-	1,011	1,011	1,021
	Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	-	6	646	679
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-	122	-	122
	Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.30%	9/30/2024	$52	56	42
	Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.31%	9/30/2024	$10,206	10,043	10,104
	Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.30%	1/19/2024	$15,000	14,752	15,000
	PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	3/13/2025	$23,277	23,265	22,084
	Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	3,090

						Transportation: Cargo Total	$116,074	$116,237	11.4%

Transportation: Consumer	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.44%	12/1/2021	$1,471	1,382	1,471
	Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.45%	12/1/2021	$2,920	2,920	2,920
	Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/1/2021	$-	-	-
	Direct Travel, Inc. (7) (15) (19) (23)	First Lien Senior Secured Loan	L+ 6.50%	8.40%	12/1/2021	$49,667	49,667	49,667
	Toro Private Holdings III, Ltd (6) (12) (18) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	5/28/2027	$8,998	8,504	7,604

						Transportation: Consumer Total	$62,473	$61,662	6.1%

Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	-	7.75%	6/15/2025	$13,478	12,598	8,126

						Utilities: Electric Total	$12,598	$8,126	0.8%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	-	-	-	2	1,833	1,294
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024	$-	(32)	(28)
		Abracon Group Holding, LLC. (7) (13) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	7/18/2024	$36,094	35,929	35,733
		Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	8/28/2024	$621	579	553
		Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/28/2024	$24,288	23,902	23,802
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	1,085
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$9,948	9,867	9,500
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$6,582	6,452	6,286

							Wholesale Total	$79,542	$78,225	7.7%

							Non-Controlled/Non-Affiliate Investments Total	$2,416,854	$2,403,250	236.0%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	6,720

							Beverage, Food & Tobacco Total	$6,720	$6,720	0.6%

							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.6%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred equity	-	16.00%	-	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.44%	6/30/2025	$27,298	26,516	27,161
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-	11,863	11,863	13,091
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-	1,116	1,116	1,869
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	-	10.00%	6/2/2022	$6,363	6,363	6,363
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-	57,007	57,007	57,773

							Aerospace & Defense Total	$113,689	$117,085	11.5%

							Controlled Affiliate Investments Total	$113,689	$117,085	11.5%

							Investments Total	$2,537,263	$2,527,055	248.1%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (36)	Cash Equivalents	-	1.64%	-	$66,965	66,965	66,965

							Cash Equivalents Total	$66,965	$66,965	6.6%

							Investments and Cash Equivalents Total	$2,604,228	$2,594,020	254.7%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$288
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	-
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	552
EURO 3,270	US DOLLARS 2,930	Bank of New York Mellon	1/10/2020	-
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	194
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	(1)
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	(465)
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	(2,399)
US DOLLARS 83,784	EURO 72,370	Goldman Sachs	6/15/2020	1,716
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	(167)
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	225
US DOLLARS 8,257	NORWEGIAN KRONE 74,020	Goldman Sachs	3/20/2020	(161)

				$(218)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), the Euro Interbank Offered Rate ("EURIBOR" or "E"), British Pound Sterling LIBOR Rate ("GBP LIBOR"), the Norwegian Interbank Offered Rate ("NIBOR" or "N"), the Copenhagen Interbank Offered Rate ("CIBOR" or "C"), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate ("Prime" or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company's net assets of $1,018,400 as of December 31, 2019.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2019, non-qualifying assets totaled 15.6% of the Company's total assets.
(7) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution LLC. See Note 6 "Debt".
(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian and DKK represents Kroner.
(10) As defined in the 1940 Act, the Company is deemed to be an "Affiliated Investment" of the Company as the Company owns 5% or more of the portfolio company's securities.
(11) As defined in the 1940 Act, the Company is deemed to "Control" this portfolio company as the Company either owns more than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 "Debt".
(13) $91 of the total par amount for this security is at P+ 4.75%.
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
(21) Assets or a portion thereof are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6 "Debt".
(22) The Company generally earns a higher interest rate on the "last out" tranche of debt, to the extent the debt has been allocated to "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any other amounts due thereunder.
(23) $127 of the total par amount for this security is at P+ 5.50%.

(24) $1,643 of the total par amount for this security is at P+ 4.00%.
(25) Security exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $123,733 or 12.15% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
CB Titan Holdings, Inc. - Preferred Equity	11/14/2017
Impala Private Investments, LLC - Equity Interest	11/10/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrants	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
FCG Acquisitions, Inc. - Preferred equity	1/24/2019
WCI-HSG HOLDCO, LLC - Preferred equity	2/22/2019
Toro Private Investments II, L.P. - Equity Interest	3/19/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ACC Holdco, LLC. - Equity Interest	6/28/2019
Kellstrom Aerospace Group, Inc - Equity Interest	7/1/2019
East BCC Coinvest II,LLC - Equity Interest	7/23/2019
Gale Aviation (Offshore) Co - Equity Interest	8/2/2019
Ventiv Topco, Inc. - Equity Interest	9/3/2019
TLC Holdco LP - Equity Interest	10/11/2019
Elk Parent Holdings, LP - Equity Interest	11/1/2019
Elk Parent Holdings, LP - Preferred equity	11/1/2019
Precision Ultimate Holdings, LLC - Equity Interest	11/6/2019
Elevator Holdco Inc. - Equity Interest	12/23/2019
(26) $4,606 of the total par amount for this security is at P+ 4.00%.
(27) $71 of the total par amount for this security is at P+ 4.75%.
(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30) $747 of the total par amount for this security is at P+ 4.75%.
(31) $87 of the total par amount for this security is at P+ 4.00%.
(32) Loan includes interest rate floor of 1.50%.
(33) Asset has been placed on non-accrual
(34) $350 of the total par amount for this security is at P+ 3.75%.
(35) $540 of the total par amount for this security is at L+ 4.50%
(36) Cash equivalents include $31,434 of restricted cash.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2018
(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	API Technologies Corp. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	4/22/2024	$—	(46)	(11)
		Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.85%	10/9/2026	$6,540	6,475	6,475
		Forming & Machining Industries Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.85%	10/9/2025	$14,937	14,863	14,713
		Jazz Acquisition, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.55%	6/20/2022	$15,000	14,396	14,136
		Novetta, LLC (12) (15)	First Lien Senior Secured Loan	L+ 5.00%	7.53%	10/17/2022	$3,815	3,750	3,738
		Salient CRGT, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.27%	2/28/2022	$13,086	13,155	12,890
		StandardAero Aviation Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	7/7/2022	$19,771	19,870	19,583
		TECT Power Holdings, LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	11.02%	12/27/2021	$14,758	14,538	14,906
		WP CPP Holdings, LLC. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.28%	4/30/2025	$4,715	4,704	4,562
		WP CPP Holdings, LLC. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.75%	10.28%	4/30/2026	$11,724	11,608	11,533

							Aerospace & Defense Total	$103,313	$102,525	10.2%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	(9)	—
		CST Buyer Company (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	3/1/2023	$9,310	9,208	9,310
		OEConnection LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.53%	11/22/2024	$14,079	14,009	13,762
		OEConnection LLC (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.53%	11/24/2025	$6,313	6,274	6,265

							Automotive Total	$29,482	$29,337	2.9%

	Banking	Transaction Network Services, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.71%	8/14/2022	$13,394	13,260	13,235

							Banking Total	$13,260	$13,235	1.3%

	Beverage, Food & Tobacco	GOBP Holdings, Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.55%	10/22/2025	$16,632	16,621	16,217
		Hearthside Food Solutions, LLC	Corporate Bond	—	8.50%	6/1/2026	$10,000	9,793	8,000
		NPC International, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	4/19/2024	$4,987	5,020	4,676

							Beverage, Food & Tobacco Total	$31,434	$28,893	2.9%

	Capital Equipment	Dorner Manufacturing Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	10.00%	3/15/2022	$55	37	55
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	8.55%	3/15/2023	$7,986	7,878	7,986
		DXP Enterprises, Inc. (6) (12) (15)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	8/29/2023	$5,178	5,134	5,158
		EXC Holdings III Corp. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.85%	12/1/2025	$8,240	8,254	7,870
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2023	$—	—	—
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,313	6,949
		Wilsonart LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	6.06%	12/19/2023	$15,393	15,438	14,778

							Capital Equipment Total	$44,054	$42,796	4.3%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	8/1/2021	$—	—	—
		ASP Chromaflo Intermediate Holdings, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	11/20/2023	$505	503	493
		ASP Chromaflo Intermediate Holdings, Inc. (6) (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	11/20/2023	$656	654	642
		Niacet b.v. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,777	4,044	4,304
		Niacet Corporation (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	7.02%	2/1/2024	$2,173	2,156	2,162
		Plaskolite, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.69%	12/15/2025	$12,030	11,790	11,910
		PRCC Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	2/1/2021	$—	—	—

							Chemicals, Plastics & Rubber Total	$19,147	$19,511	1.9%

Construction & Building	Bolt Infrastructure Merger Sub, Inc. (12) (15)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	6/21/2024	$2,670	2,662	2,617
	Chase Industries, Inc. (3) (15) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 4.00%	6.82%	5/12/2025	$199	182	169
	Chase Industries, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.61%	5/11/2025	$11,921	11,863	11,826
	Crown Subsea (12) (18) (21)	First Lien Senior Secured Loan	L+ 6.00%	8.35%	11/2/2025	$13,400	13,201	12,931
	PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	—	—	—	$1	1,352	1,352
	Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/20/2024	$—	(76)	(77)
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€2,557	2,785	2,928
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€829	941	949
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.00%	7.50%	4/18/2022	€7,760	8,330	8,887

						Construction & Building Total	$41,240	$41,582	4.2%

Consumer Goods: Durable	Home Franchise Concepts, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/9/2024	$—	(16)	(25)
	New Milani Group LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.77%	6/6/2024	$17,273	17,114	17,273
	Stanton Carpet Corp. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	11/21/2022	$—	—	—

						Consumer Goods: Durable Total	$17,098	$17,248	1.7%

Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.79%	11/2/2021	$459	425	445
	FineLine Technologies, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.25%	7.06%	11/2/2022	$31,703	31,466	31,545
	Kronos Acquisition Holdings Inc.	Corporate Bond	—	9.00%	8/15/2023	$10,000	9,356	7,700
	Kronos Acquisition Holdings Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	5/15/2023	$13,181	13,142	12,522
	MND Holdings III Corp (15) (19) (21)	First Lien Senior Secured Loan	L+ 3.50%	6.30%	6/19/2024	$13,767	13,815	13,560
	Solaray, LLC (3) (15) (19) (23)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.69%	9/9/2022	$5,667	5,605	5,667

						Consumer Goods: Non-Durable Total	$73,809	$71,439	7.1%

Containers, Packaging & Glass	BWAY Holding Company	Corporate Bond	—	7.25%	4/15/2025	$10,000	9,755	9,012
	BWAY Holding Company (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.66%	4/3/2024	$12,812	12,836	12,100
	Technimark LLC (12) (18)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	8/8/2025	$2,826	2,823	2,784
	Terminator Bidco AS (6) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.80%	5/22/2022	$15,100	14,798	14,798

						Containers, Packaging & Glass Total	$40,212	$38,694	3.9%

Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	7/2/2025	$19,953	19,938	19,853
	Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.52%	7/2/2026	$2,480	2,430	2,430

						Energy: Electricity Total	$22,368	$22,283	2.2%

Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.25%	7/2/2024	$931	866	931
	Blackbrush Oil & Gas, L.P. (12) (15) (21)	First Lien Senior Secured Loan	L+ 8.00%	10.89%	2/9/2024	$31,200	30,675	30,264

						Energy: Oil & Gas Total	$31,541	$31,195	3.1%

Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	9.14%	9/30/2022	£13,062	16,489	16,482

						Environmental Industries Total	$16,489	$16,482	1.6%

FIRE: Finance	Badger Merger Sub, Inc. (12) (18)	First Lien Senior Secured Loan	L+ 3.75%	6.54%	9/12/2025	$3,642	3,624	3,560

						FIRE: Finance Total	$3,624	$3,560	0.4%

FIRE: Insurance	Alliant Holdings Intermediate, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.21%	5/9/2025		$16,598	16,650	15,735
	Margaux Acquisition, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	10.50%	12/19/2024		$616	558	558
	Margaux UK Finance Limited (2) (3) (5) (6) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(13)	(13)
	Wink Holdco, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.28%	12/1/2025		$13,638	13,578	12,887
	Wink Holdco, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	12/2/2024		$12,568	12,514	11,939

							FIRE: Insurance Total	$43,287	$41,106	4.1%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,714	10,650

							FIRE: Real Estate Total	$10,714	$10,650	1.1%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	11.21%	6/26/2026		$15,601	15,235	14,821
	Solenis International LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	6/26/2025		$7,335	7,280	7,082

							Forest Products & Paper Total	$22,515	$21,903	2.2%

Healthcare & Pharmaceuticals	Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.93%	10/17/2022		$38	19	33
	Clinical Innovations, LLC (12) (15) (19) (21) (22)	First Lien Last Out	L+ 5.50%	8.02%	10/17/2023		$11,028	10,817	10,973
	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	—	—	—		$1,953	1,953	2,207
	Concentra Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 6.50%	8.88%	6/1/2023		$14,105	13,861	14,052
	Datix Bidco Limited (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	—	—	10/28/2024		£—	(25)	(19)
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.68%	4/27/2026		£12,134	16,272	15,311
	Datix Bidco Limited (6) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	6.57%	4/28/2025	AUD	4,212	3,197	2,922
	Drive DeVilbiss (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	8.30%	1/3/2023		$8,529	7,867	7,399
	Genesis Supply Acquisition Co. (19)	Subordinated Debt	—	9.50%	4/23/2021		$25,000	25,000	25,000
	Great Expressions Dental Centers PC (3) (13) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	8.70%	9/28/2022		$954	943	936
	Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	7.63%	9/28/2023		$7,982	7,894	7,862
	Island Medical Management Holdings, LLC (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	9.02%	9/1/2022		$9,268	9,158	8,619
	TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.89%	11/1/2024		$9,472	9,263	9,472
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.77%	6/23/2025		$16,520	16,313	16,520
	U.S. Anesthesia Partners, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	6/24/2024		$4,641	4,573	4,458

							Healthcare & Pharmaceuticals Total	$127,105	$125,745	12.6%

High Tech Industries	Caliper Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	8.04%	11/30/2023		$124	88	87
	CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	5/24/2023		$—	(19)	—
	CMI Marketing Inc (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	5/24/2024		$15,411	15,271	15,411
	Drilling Info Holdings, Inc (2) (3) (5) (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	7/30/2025		$—	(7)	(13)
	Drilling Info Holdings, Inc (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	6.77%	7/30/2025		$20,178	20,094	20,102
	Element Buyer, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/19/2024		$—	(59)	(32)
	Elo Touch Solutions, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 6.50%	9.28%	12/7/2025		$18,943	17,996	18,256
	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,060	12,631
	Impala Private Investments, LLC (14) (19) (25)	Equity Interest	—	—	—		$1,500	—	126
	Lighthouse Network, LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.03%	12/2/2024		$16,088	16,024	16,008
	Netsmart Technologies, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.27%	4/19/2023		$21,623	21,657	21,352
	Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	10.03%	10/19/2023		$2,749	2,749	2,735
	Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	10.52%	3/30/2026		$6,733	6,684	6,598
	Park Place Technologies (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	3/31/2025		$10,324	10,293	10,118
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	12.27%	4/20/2023		$8,000	7,982	7,760
	Qlik Technologies (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.50%	5.94%	4/26/2024		$22,725	22,666	22,015
	SolarWinds Holdings, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.27%	2/5/2024		$14,763	14,845	14,228

	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 5.00%	5.75%	3/8/2025	DKK	56,999	9,134	8,743
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 5.00%	6.28%	3/8/2025	NOK	74,020	9,174	8,558
	Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.52%	11/17/2022		$767	755	767
	Zywave, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	11/17/2022		$17,549	17,458	17,549

							High Tech Industries Total	$205,845	$202,999	20.3%

Hotel, Gaming & Leisure	Aimbridge Hospitality LP (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	6/22/2022		$4,264	4,206	4,264
	Aimbridge Hospitality LP (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/22/2022		$—	(15)	—
	Aimbridge Hospitality LP (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.52%	6/22/2022		$25,584	25,251	25,584
	Captain D's LLC (3) (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	8.15%	12/15/2023		$788	773	756
	Captain D's LLC (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.30%	12/15/2023		$13,389	13,269	13,154
	K-Mac Holdings Corp. (12) (18)	Second Lien Senior Secured Loan	L+ 6.75%	9.25%	3/16/2026		$3,200	3,193	3,024
	NPC International, Inc. (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	10.02%	4/18/2025		$9,159	9,194	8,655
	Quidditch Acquisition, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	9.47%	3/21/2025		$15,903	15,859	15,824
	Tacala Investment Corp. (18) (21)	Second Lien Senior Secured Loan	L+ 7.00%	9.52%	1/30/2026		$6,323	6,306	6,039
	Tacala Investment Corp. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	1/31/2025		$3,504	3,451	3,383

							Hotel, Gaming & Leisure Total	$81,487	$80,683	8.1%

Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	9.50%	12/20/2022		$1,643	1,643	1,643
	Cambium Learning Group, Inc. (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.02%	12/18/2025		$12,325	11,709	11,771
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	8.50%	6/6/2019		$2,267	2,267	2,267
	Learfield Communications LLC (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.78%	12/2/2024		$4,050	4,016	4,050

							Media: Advertising, Printing & Publishing Total	$19,635	$19,731	2.0%

Media: Broadcasting & Subscription	Micro Holding Corp. (12) (18) (21)	First Lien Senior Secured Loan	L+ 3.75%	6.25%	9/13/2024		$21,931	21,868	20,945

							Media: Broadcasting & Subscription Total	$21,868	$20,945	2.1%

Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2022		$—	—	—
	Getty Images, Inc. (21) (26)	First Lien Senior Secured Loan	L+ 3.50%	6.02%	10/18/2019		$19,947	19,744	19,420
	International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.65%	5/31/2023		£8,686	10,620	11,071

							Media: Diversified & Production Total	$30,364	$30,491	3.0%

Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/6/2022		$—	—	—
	CH Hold Corp. (12) (15)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	2/1/2024		$1,498	1,495	1,485
	CH Hold Corp. (12) (15)	Second Lien Senior Secured Loan	L+ 7.25%	9.77%	2/3/2025		$1,215	1,211	1,209
	CVS Holdings I, LP (12) (15) (21)	First Lien Senior Secured Loan	L+ 2.75%	5.28%	2/6/2025		$14,912	14,893	14,167
	CVS Holdings I, LP (15) (19) (21)	Second Lien Senior Secured Loan	L+ 6.75%	9.28%	2/6/2026		$14,110	14,120	13,334
	Eyemart Express LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.00%	5.46%	8/5/2024		$11,506	11,544	11,189

							Retail Total	$43,263	$41,384	4.1%

Services: Business	Advantage Sales & Marketing Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	7/23/2021	$15,743	15,500	13,972
	AMCP Clean Acquisition Company, LLC (3) (12) (18) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 4.25%	6.93%	6/16/2025	$1,489	1,483	1,432
	AMCP Clean Acquisition Company, LLC (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.25%	7.05%	6/16/2025	$15,773	15,725	15,537
	Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.98%	9/30/2024	£10,261	13,081	12,719
	Lakeland Tours, LLC (12) (15)	First Lien Senior Secured Loan	L+ 4.00%	6.79%	12/16/2024	$2,887	2,878	2,820
	LegalZoom.com, Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.00%	11/21/2024	$15,839	15,735	15,601
	New Insight Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 5.50%	8.02%	12/20/2024	$20,529	20,041	20,349
	Sovos Compliance, LLC (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw Term Loan	L+ 6.00%	8.52%	3/1/2022	$3,958	3,958	3,910
	Sovos Compliance, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	3/1/2022	$—	(10)	(15)
	Sovos Compliance, LLC (12) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	8.52%	3/1/2022	$8,601	8,541	8,515
	TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	10.50%	12/20/2022	$708	708	666
	Valet Waste Holdings, Inc (12) (18) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.52%	9/29/2025	$28,761	28,686	28,402
	XO Management Holding Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.49%	12/4/2021	$12,355	11,490	11,490

						Services: Business Total	$137,816	$135,398	13.5%

Services: Consumer	GI Chill Acquisition LLC (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	8/6/2025	$11,464	11,441	11,464
	McKissock, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 2.25%	7.68%	8/5/2021	$992	992	992
	Pearl Intermediate Parent LLC (18) (21)	Second Lien Senior Secured Loan	L+ 6.25%	8.75%	2/13/2026	$2,571	2,590	2,544
	Trident LS Merger Sub Corp (12) (18)	First Lien Senior Secured Loan	L+ 3.00%	5.52%	5/1/2025	$4,186	4,177	4,102
	Trident LS Merger Sub Corp (12) (18)	Second Lien Senior Secured Loan	L+ 7.50%	10.02%	5/1/2026	$2,246	2,225	2,221
	Travel Leaders Group, LLC (12) (18)	First Lien Senior Secured Loan	L+ 4.00%	6.46%	1/25/2024	$528	527	524
	WeddingWire, Inc. (18) (21)	Second Lien Senior Secured Loan	L+ 8.25%	11.04%	12/21/2026	$6,187	6,125	6,156
	WeddingWire, Inc. (18) (21)	First Lien Senior Secured Loan	L+ 4.50%	7.29%	12/19/2025	$13,218	13,251	13,020

						Services: Consumer Total	$41,328	$41,023	4.1%

Telecommunications	Horizon Telcom, Inc. (2) (3) (5) (12) (15) (19) (21)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	6/15/2023	$—	(19)	(26)
	Horizon Telcom, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	6.85%	6/15/2023	$13,869	13,712	13,661
	Horizon Telcom, Inc. (2) (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	6/15/2023	$—	—	(17)
	Masergy Holdings, Inc. (15)	Second Lien Senior Secured Loan	L+ 7.50%	10.31%	12/16/2024	$857	863	840
	Masergy Holdings, Inc. (15) (21)	First Lien Senior Secured Loan	L+ 3.25%	6.05%	12/15/2023	$686	684	664

						Telecommunications Total	$15,240	$15,122	1.5%

Transportation: Cargo	Direct ChassisLink, Inc. (12) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 6.00%	8.53%	6/15/2023	$27,685	27,631	26,716
	ENC Holding Corporation (2) (3) (5) (18)	First Lien Senior Secured Loan - Delayed Draw Term Loan	—	—	5/30/2025	$—	(1)	(9)
	ENC Holding Corporation (12) (18) (27)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	5/30/2025	$9,775	9,761	9,628
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	—	—	—	$600	600	600
	Grammer Investment Holdings LLC (14) (19) (25)	Preferred Equity	10% PIK	10.00%	—	$6	600	600
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	—	—	—	$122	—	—
	Grammer Purchaser, Inc. (3) (15) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	7.27%	9/30/2024	$105	106	89
	Grammer Purchaser, Inc. (12) (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.27%	9/30/2024	$10,500	10,332	10,342
	Omni Logistics, LLC (15) (19) (21)	Subordinated Debt	L+ 11.50%	14.02%	1/19/2024	$15,000	14,711	14,625
	PS HoldCo, LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.75%	7.28%	3/13/2025	$21,459	21,458	20,922

						Transportation: Cargo Total	$85,198	$83,513	8.3%

Transportation: Consumer	Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	12/1/2021	$—	—	—

						Transportation: Consumer Total	$—	$—	0.0%

Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	—	7.75%	6/15/2025	$13,478	12,483	10,311

						Utilities: Electric Total	$12,483	$10,311	1.0%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	—	—	—	$2	1,800	1,992
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(39)	(28)
		Aramsco, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.77%	8/28/2024	$226	177	133
		Armor Group, LP (14) (19) (25)	Equity Interest	—	—	—	$10	1,012	1,009
		PetroChoice Holdings, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.00%	7.53%	8/22/2022	$3,638	3,603	3,602
		PT Holdings, LLC (12) (15) (21)	First Lien Senior Secured Loan	L+ 4.00%	6.80%	12/9/2024	$21,671	21,631	21,184
		Specialty Building Products Holdings, LLC (12) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	8.27%	10/1/2025	$16,944	16,841	16,436
		SRS Distribution Inc. (18) (21)	First Lien Senior Secured Loan	L+ 3.25%	5.77%	5/23/2025	$20,000	19,505	18,725

							Wholesale Total	$64,530	$63,053	6.3%

							Non-Controlled/Non-Affiliate Investments Total	$1,449,749	$1,422,837	142.0%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	—	—	—	$6,720	6,720	6,720

							Beverage, Food & Tobacco Total	$6,720	$6,720	0.7%

							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.7%

Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$11,863	11,863	13,480
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	—	—	—	$731	731	1,243
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	—	10.00%	6/2/2022	$4,163	4,163	4,163
		BCC Jetstream Holdings Aviation (On II), LLC (7) (10) (11) (14) (19) (20)	First Lien Senior Secured Loan - Unfunded Commitment	—	—	6/2/2022	$—	—	—

							Aerospace & Defense Total	$16,757	$18,886	1.9%

	Investment Vehicles	Antares Bain Capital Complete Financing Solution LLC (6) (10) (11) (19) (25)	Investment Vehicle	—	—	—	$279,891	279,891	279,363

							Investment Vehicles Total	$279,891	$279,363	27.9%

							Controlled Affiliate Investments Total	$296,648	$298,249	29.8%

							Investments Total	$1,753,117	$1,727,806	172.5%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	2.52%	—	$877	877	877

							Cash Equivalents Total	$877	$877	0.1%

							Investments and Cash Equivalents Total	$1,753,994	$1,728,683	172.6%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
U.S. DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$355
U.S. DOLLARS 27,914	EURO 22,118	Bank of New York Mellon	1/18/2019	2,185
U.S. DOLLARS 11,541	POUND STERLING 8,262	Bank of New York Mellon	1/18/2019	445
U.S. DOLLARS 12,042	EURO 10,080	Bank of New York Mellon	6/21/2019	344
U.S. DOLLARS 10,065	DANISH KRONE 59,805	Citibank	1/18/2019	568
U.S. DOLLARS 9,957	NORWEGIAN KRONE 77,560	Citibank	1/18/2019	335
U.S. DOLLARS 3,169	AUSTRALIAN DOLLARS 4,127	Citibank	4/11/2019	82
U.S. DOLLARS 13,192	POUND STERLING 9,260	Citibank	4/11/2019	699
U.S. DOLLARS 412	POUND STERLING 310	Citibank	9/21/2020	(7)
U.S. DOLLARS 3,578	POUND STERLING 2,630	Goldman Sachs	4/11/2019	214
U.S. DOLLARS 3,091	AUSTRALIAN DOLLARS 4,130	Goldman Sachs	6/14/2019	176
U.S. DOLLARS 8,938	DANISH KRONE 55,570	Goldman Sachs	6/14/2019	291
U.S. DOLLARS 11,719	EURO 9,790	Goldman Sachs	6/14/2019	365
U.S. DOLLARS 60,094	POUND STERLING 44,750	Goldman Sachs	6/14/2019	2,679
U.S. DOLLARS 8,994	NORWEGIAN KRONE 72,170	Goldman Sachs	6/14/2019	591

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
(4) Percentages are based on the Company's net assets of $1,001,629 as of December 31, 2018.
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
(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 "Debt".
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
(21) Assets or a portion thereof are pledged as collateral for the BCSF Revolving Credit Facility. See Note 6 "Debt".
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
(25) Security exempt from registration under the Securities Act of 1933 (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $308,692 or 30.8% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

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

See Notes to Consolidated Financial Statements

BAIN CAPITAL SPECIALTY FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization

              Bain Capital Specialty Finance, Inc. (the "Company") was formed on October 5, 2015 and commenced investment operations on October 13, 2016. The Company has elected to be treated and is regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for tax purposes the Company has elected to be treated and intends to operate in a manner so as to continuously qualify as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), commencing concurrently with its election to be treated as a BDC. The Company is externally managed by BCSF Advisors, LP (the "Advisor" or "BCSF Advisors"), our investment adviser that is registered with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the "Administrator" or "BCSF Advisors").

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

Non-Accrual Loans

              Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management's judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management's judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2019 two loans have been placed on non-accrual status. As of December 31, 2018, no loans or debt securities had been placed on non-accrual status.

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

Dividend Reinvestment Plan

              The Company has adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who elected to "opt in" to the Company's dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of the Company's common stock, rather than receiving cash dividends and distributions.

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

              The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2019 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return for the tax year ending December 31, 2019. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC; BCSF II-C, LLC; BCSF CFSH, LLC; BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC; and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

              The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company's tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2019, the tax years that remain subject to examination are from 2016 forward.

Recent Accounting Pronouncements

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

Note 3. Investments

              The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%
First Lien Last Out Loans	28,315	1.1	29,300	1.2
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0
Subordinated Debt	14,752	0.6	15,000	0.5
Corporate Bonds	22,412	0.9	17,508	0.7
Equity Interests	96,736	3.8	99,293	3.9
Preferred Equity	19,551	0.8	24,318	1.0
Warrants	—	0.0	122	0.0

Total	$2,537,263	100.0%	$2,527,055	100.0%

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

(1)
Represents equity investment in ABCS.

              The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,160,607	85.2%	$2,146,830	85.0%
United Kingdom	123,327	4.9	126,455	5.0
Cayman Islands	57,007	2.2	57,773	2.3
Luxembourg	45,622	1.8	45,461	1.8
Israel	36,193	1.4	36,175	1.4
Germany	25,142	1.0	26,113	1.0
Ireland	20,486	0.8	20,485	0.8
Sweden	18,357	0.7	16,996	0.7
Australia	14,006	0.6	14,050	0.6
France	13,098	0.5	13,076	0.5
Jersey	12,144	0.5	12,763	0.5
Netherlands	11,274	0.4	10,878	0.4

Total	$2,537,263	100.0%	$2,527,055	100.0%

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

(1)
Includes equity investment in ABCS.

              The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$356,086	14.0%	$356,073	14.1%
Aerospace & Defense	305,111	12.0	307,863	12.2
Healthcare & Pharmaceuticals	255,579	10.1	254,014	10.1
Consumer Goods: Non-Durable	195,602	7.7	196,653	7.8
Capital Equipment	183,618	7.2	186,913	7.4
Services: Business	165,286	6.5	165,862	6.5
Transportation: Cargo	116,074	4.6	116,237	4.6
Construction & Building	107,413	4.2	108,176	4.3
Wholesale	79,542	3.1	78,225	3.1
Energy: Oil & Gas	77,264	3.0	77,979	3.1
Automotive	66,522	2.6	67,374	2.7
Consumer Goods: Durable	63,712	2.5	63,394	2.5
Transportation: Consumer	62,473	2.5	61,662	2.3
Media: Advertising, Printing & Publishing	59,419	2.3	54,765	2.2
FIRE: Insurance (1)	52,367	2.1	54,086	2.1
Hotel, Gaming & Leisure	52,866	2.1	53,074	2.1
Media: Broadcasting & Subscription	43,165	1.7	44,247	1.8
Media: Diversified & Production	35,670	1.4	36,403	1.4
Retail	34,774	1.4	34,827	1.4
Chemicals, Plastics & Rubber	32,288	1.3	32,446	1.3
Services: Consumer	30,458	1.2	30,794	1.2
Banking	25,656	1.0	25,466	1.0
Energy: Electricity	22,172	0.9	22,134	0.9
Telecommunications	21,323	0.8	21,343	0.8
Beverage, Food & Tobacco	30,687	1.2	19,531	0.8
Environmental Industries	16,814	0.7	17,612	0.7
Containers, Packaging, & Glass	11,637	0.5	11,633	0.5
FIRE: Real Estate (1)	10,786	0.4	10,443	0.4
Forest Products & Paper	10,301	0.4	9,700	0.4
Utilities: Electric	12,598	0.6	8,126	0.3

Total	$2,537,263	100.0%	$2,527,055	100.0%

  (1)
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
  (2)
  Finance, Insurance, and Real Estate ("FIRE").

Antares Bain Capital Complete Financing Solution

              Prior to April 30, 2019, the Company was party to a limited liability company agreement with Antares Midco Inc. ("Antares") pursuant to which it invested in ABC Complete Financing Solution LLC, which made investments through its subsidiary, Antares Bain Capital Complete Financing Solution LLC (together with ABC Complete Financing Solution LLC, "ABCS"). ABCS, an unconsolidated Delaware limited liability company, was formed on September 27, 2017 and commenced operations on November 29,

2017. ABCS' principal purpose was to make investments, primarily in senior secured unitranche loans. The Company recorded its investment in ABCS at fair value. Distributions of income received from ABCS, if any, were recorded as dividend income from controlled affiliate investments in the consolidated statements of operations. Distributions received from ABCS in excess of income earned at ABCS, if any, were recorded as a return of capital and reduced the amortized cost of controlled affiliate investments.

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

              On April 30, 2019, the Company formed BCSF Complete Financing Solution Holdco, LLC ("BCSF CFSH, LLC") and BCSF Complete Financing Solution, LLC ("BCSF Unitranche" or "BCSF CFS, LLC"), wholly-owned, newly-formed, subsidiaries. The Company received its proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. The Company also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, the Company recognized a realized gain of $0.3 million. The Company is no longer a member of ABCS. The assets we received from ABCS have been included in the Company's consolidated financial statements and notes thereto.

              In conjunction with the distribution from ABCS, on April 30, 2019, BCSF CFS, LLC entered into a loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. On the date of the ABCS distribution, the Company had $577.5 million outstanding on the JPM Credit Facility. See Note 6 for additional information on the JPM Credit Facility.

              Below is selected balance sheet information for ABCS as of December 31, 2018:

Selected Balance Sheet Information

As of December 31, 2018
Loans, net of allowance of $17,616 (1)	$1,616,795
Cash, restricted cash and other assets	52,240

Total assets	$1,669,035

Debt (2)	$1,027,615
Other liabilities	30,762

Total liabilities	$1,058,377

Members' equity	610,658

Total liabilities and members' equity	$1,669,035

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
(2)
Net of $3.6 million deferred financing costs for the ABCS Facility, as of December 31, 2018.

Selected Statement of Operations Information

              Below is selected statements of operations information for the years ended December 31, 2019, December 31, 2018 and for the period from November 29, 2017 through December 31, 2017:

	For the Year Ended	For the Year Ended	For the Period From November 29, 2017 through
	December 31, 2019 (2)	December 31, 2018	December 31, 2017
Interest income	$53,494	$104,548	$6,816
Fee income	217	1,201	19

Total revenues	53,711	105,749	6,835
Credit facility expenses (1)	22,008	45,635	3,192
Other fees and expenses	6,661	22,231	3,101

Total expenses	28,669	67,866	6,293

Net investment income	25,042	37,883	542
Net realized gains	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—

Net increase in members' capital from operations	$25,042	$37,883	$542

(1)
As of December 31, 2018 and December 31 2017, the ABCS Facility had $1,031.2 million and $592.1 million of outstanding debt, respectively.
(2)
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

Note 4. Fair Value Measurements

Fair Value Disclosures

              The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$176,223	$1,989,621	$2,165,844
First Lien Last Out Loans	—	—	29,300	29,300
Second Lien Senior Secured Loans	—	51,643	124,027	175,670
Subordinated Debt	—	—	15,000	15,000
Corporate Bonds	—	17,508	—	17,508
Equity Interests	—	—	99,293	99,293
Preferred Equity	—	—	24,318	24,318
Warrants	—	—	122	122

Total Investments	$—	$245,374	$2,281,681	$2,527,055

Cash equivalents	$66,965	$—	$—	$66,965

Forward currency exchange contracts (asset)	$—	$1,034	$—	$1,034

Forward currency exchange contracts (liability)	$—	$1,252	$—	$1,252

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

(1)
Represents equity investment in ABCS.

              The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$—	$960,845
Purchases of investments and other adjustments to cost	987,615	1,137	50,795	—	64,741	73,279	17,860	—	1,195,427
Distribution to Company from ABCS	918,870	—	—	—	(346,329)	—	—	—	572,541
Paid-in-kind interest	55	329	—	—	—	—	15	—	399
Net accretion of discounts (amortization of premiums)	2,875	101	285	41	—	—	—	—	3,302
Proceeds from principal repayments and sales of investments	(410,882)	(575)	(62,244)	(25,000)	1,432	(814)	(878)	—	(498,961)
Net change in unrealized appreciation (depreciation) on investments	7,187	822	584	334	528	112	4,514	122	14,203
Net realized gains (losses) on investments	49	(1)	280	—	265	195	—	—	788
Transfers out of Level 3	(72,845)	—	(17,384)	—	—	—	—	—	(90,229)
Transfers to Level 3	117,210	—	6,156	—	—	—	—	—	123,366

Balance as of December 31, 2019	$1,989,621	$29,300	$124,027	$15,000	$—	$99,293	$24,318	$122	$2,281,681

Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2019	$6,387	$822	$60	$334	$—	$238	$4,510	$122	$12,473

              Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

              The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Total Investments
Balance as of January 1, 2018	$215,339	$30,516	$84,722	$—	$178,410	$9,763	$1,964	$520,714
Purchases of investments and other adjustments to cost	340,358	1,179	83,801	39,700	103,149	16,350	600	585,137
Net accretion of discounts (amortization of premiums)	808	82	169	11	—	—	—	1,070
Proceeds from principal repayments and sales of investments	(122,601)	(3,305)	(18,763)	—	(1,310)	(2,753)	—	(148,732)
Net change in unrealized appreciation (depreciation) on investments	(5,695)	(1,024)	(4,419)	(86)	(886)	1,908	243	(9,959)
Net realized gains on investments	229	39	45	—	—	1,253	—	1,566
Transfers out of Level 3	(5,283)	—	—	—	—	—	—	(5,283)
Transfers to Level 3	16,332	—	—	—	—	—	—	16,332

Balance as of December 31, 2018	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$960,845

Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2018	$(5,014)	$(1,024)	$(4,040)	$(86)	$(886)	$1,908	$243	$(8,899)

(1)
Represents equity investment in ABCS.

              Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2018, the transfer from Level 3 to Level 2 was primarily due to increased price transparency.

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

	As of December 31, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,475,477	Discounted Cash Flows	Comparative Yields	4.4%-15.8% (7.7%)
First Lien Senior Secured Loans	6,363	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0%)
First Lien Senior Secured Loans	23,181	Collateral Analysis	Recovery Rate	100%
First Lien Last Out	29,300	Discounted Cash Flows	Comparative Yields	7.1%-12.5% (10.3%)
Second Lien Senior Secured Loans	115,014	Discounted Cash Flows	Comparative Yields	6.1%-17.0% (10.4%)
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	15.3%
Equity Interest	21,495	Comparable Company Multiple	EBITDA Multiple	6.8x-17.5x (9.8x)
Equity Interest	24,514	Discounted Cash Flows	Discount Rate	10.0%-18.8% (13.4%)
Preferred Equity	23,116	Comparable Company Multiple	EBITDA Multiple	7.3x-12.5x (11.0x)
Warrants	122	Comparable Company Multiple	EBITDA Multiple	7.3x

Total investments	$1,733,582

(1)
Included within the Level 3 assets of $2,281,681 is an amount of $548,099 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

              The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2019. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach is the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

              The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2019, and December 31, 2018, approximate the carrying value of such facilities. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2019, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2019, approximate the carrying value of such facilities.

Note 5. Related Party Transactions

Investment Advisory Agreement

              The Company has entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the "Investment Advisory Agreement") with the Advisor, pursuant to which the Advisor manages the Company's investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the "Amended Advisory Agreement") between the Company and BCSF Advisors, LP ("the Advisor"). On February 1, 2019, Shareholders approved the Amended Advisory Agreement which replaced the existing Investment Advisory Agreement.

Base Management Fee

              The Company pays the Advisor a base management fee (the "Base Management Fee"), accrued and payable quarterly in arrears. The Base Management Fee is calculated at an annual rate of 1.5% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). Such amount shall be appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases by the Company during a calendar quarter. The Base Management Fee for any partial quarter will be appropriately prorated. Effective February 1, 2019, the base management fee has been revised to a tiered management fee structure so that the base management fee of 1.5% (0.375% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio down to 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company's gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company's asset coverage ratio below 200%.

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

              For the years ended December 31, 2019, 2018, and 2017 Management fees were $32.7 million, $17.5 million, and $5.9 million, respectively. For the year ended December 31, 2019, $0.0 million was contractually waived and $8.2 million was voluntarily waived. For the year ended December 31, 2018, $7.3 million was contractually waived and $1.5 million was voluntarily waived. For the year ended December 31, 2017, $2.9 million was contractually waived.

              As of December 31, 2019 and December 31, 2018, $7.3 million and $3.0 million remained payable, respectively.

Incentive Fee

              For the years ended December 31, 2019, 2018 and 2017, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

              The first part, the Incentive Fee based on income (the "Income Fee"), is calculated and payable quarterly in arrears as detailed below.

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

              Prior to the calendar quarter that commenced on January 1, 2019 the incentive on income was calculated as follows:

  (i)
  15.0% of the pre-incentive fee net investment income for the current quarter prior to the IPO; or
  (ii)
  17.5% of the pre-incentive fee net income for the current quarter after the IPO; and
  (i)
  15.0% of all remaining pre-incentive fee net investment income above the "catch-up" prior to the IPO, or
  (ii)
  17.5% of all remaining pre-incentive fee net investment income above the "catch-up" after the IPO.

              Beginning with the calendar quarter that commenced on January 1, 2019, the incentive fee based on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commenced on January 1, 2019 (or the appropriate portion thereof in the case of any of the Company's first eleven calendar quarters that commence on or after January 1, 2019) (in either case, the "Trailing Twelve Quarters"). This calculation is referred to as the "Three-Year Lookback."

              With respect to any calendar quarter that commences on or after January 1, 2019, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a "Hurdle Amount" equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of shares of our Common Stock, including issuances pursuant to the Company's dividend reinvestment plan) and distributions during the applicable calendar quarter.

              Commencing on January 1, 2019, the quarterly incentive fee based on income is calculated, subject to the Incentive Fee Cap (as defined below), based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the Hurdle Amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the "Excess Income Amount." The incentive fee based on income that is paid to the Advisor in respect of a particular calendar quarter will equal the Excess Income Amount less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

              The incentive fee based on income for each calendar quarter is determined as follows:

  (i)
  No incentive fee based on income is payable to the Advisor for any calendar quarter for which there is no Excess Income Amount;
  (ii)
  100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount, but is less than or equal to an amount, which the Company refers to as the "Catch-up Amount," determined as the sum of 1.8182% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and
  (iii)
  17.5% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

Incentive Fee Cap

              With respect to any calendar quarter that commences on or after January 1, 2019, the incentive fee based on income is subject to a cap (the "Incentive Fee Cap"). The Incentive Fee Cap in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

              "Cumulative Net Return" during the relevant Trailing Twelve Quarters means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to the Advisor in respect of that quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the Incentive Fee Cap in respect of such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Advisor for such quarter calculated as described above, the Company will pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

              "Net Capital Loss" in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in respect of such period and (ii) aggregate capital gains, whether realized or unrealized, in respect of such period.

              For the years ended December 31, 2019 and 2018 the Company incurred $17.4 million and $9.7 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $2.7 million and $1.9 million of the income incentive fees earned by the Advisor during the years ended December 31, 2019 and 2018, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

              As a result of the income incentive fee waivers, the Company incurred $14.7 million and $7.8 million of income incentive fees (after waivers) for the years ended December 31, 2019 and 2018, respectively. The Company did not incur income incentive fees for the year ended December 31, 2017.

              As of December 31, 2019 and December 31, 2018, there was $4.5 million and $3.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

              On October 11, 2018, the Board approved, subject to completion of the IPO, the Investment Advisory Agreement. Beginning with the calendar quarter that commenced on January 1, 2019, this Investment Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period. The Amended Advisory Agreement approved by Stockholders on February 1, 2019 contains the same provisions.

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

              Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee was calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the IPO occurred. For the avoidance of doubt, such capital gains incentive fee was equal to 15% of the Company's realized capital gains on a cumulative basis from inception through the day before the IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

              There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2019 and December 31, 2018.

              US GAAP requires that the incentive fee accrual consider the cumulative aggregate unrealized capital appreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement ("GAAP Incentive Fee"). There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the Amended Advisory Agreement, and may never be paid based upon the computation of incentive fees in subsequent period.

              For the year ended December 31, 2019, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the year ended December 31, 2018 there was a reduction of $1.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the year ended December 31, 2017, the Company accrued $0.8 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2019 and December 31, 2018, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

              The Company has entered into an administration agreement (the "Administration Agreement") with the advisor (in such capacity, the "Administrator"), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator's office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief

Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.8 million, $0.0 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2019, and December 31, 2018, respectively, there were no outstanding expenses related to the Administrator that were payable and included in "accounts payable and accrued expenses" in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.8 million and 0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

              Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018, of which $7.8 million had been called by the Company as of December 31, 2018. As of December 31, 2019 and December 31, 2018, the Advisor held 389,695.20 and 389,476.18 shares of the Company's common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 of which $388.7 million, had been called by the Company. These investors held 9,539,043.66 and 19,306,284.66 shares of the Company at December 31, 2019 and December 31, 2018, respectively.

              All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Controlled Affiliate Investments

              Transactions during the year ended December 31, 2019 in which the issuer was either a non-controlled Affiliated Person, as defined in the 1940 Act or an Affiliated Person that the Company is deemed to Control were as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2018	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—

Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—

Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$11,707	$(882)	$3	$—	$10,828	$955	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,298	—	26,653	(137)	645	—	27,161	1,266	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	—	279,363	1,432	(281,589)	529	265	—	13,875	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,243	384	—	242	—	1,869	107	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	4,163	2,219	(19)	—	—	6,363	543	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,479	—	—	(388)	—	13,091	1,115	—
Gale Aviation (Offshore) Co, Equity Interest	57,007	—	57,626	(617)	764	—	57,773	627	—

Total Controlled affiliate investment	$114,475	$298,248	$100,021	$(283,244)	$1,795	$265	$117,085	$18,488	$4

Total	$121,195	$304,968	$100,021	$(283,244)	$1,795	$265	$123,805	$18,488	$4

(1) Non-income producing.

              Transactions during the year ended December 31, 2018 in which the issuer was either a non-controlled Affiliated Person, as defined in the 1940 Act or an Affiliated Person that the Company is deemed to Control were as follows:

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

(1) Non-income producing.

Note 6. Debt

              In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2019 and December 31, 2018, the Company's asset coverage ratio based on aggregated borrowings outstanding was 164% and 257%, respectively.

              The Company's outstanding borrowings as of December 31, 2019 and December 31, 2018 were as follows:

	As of December 31, 2019			As of December 31, 2018
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$268,015	$268,015	$500,000	$271,265	$271,265
2018-1 Notes	365,700	365,700	363,832	365,700	365,700	363,660
JPM Credit Facility	666,581	546,754	546,754	—	—	—
2019-1 Debt	398,750	398,750	396,034	—	—	—

Total Debt	$1,931,031	$1,579,219	$1,574,635	$865,700	$636,965	$634,925

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

              The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2019 and year ended December 31, 2018 were 4.7% and 4.3%, respectively.

              The following table shows the contractual maturities of our debt obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$268,015	$—	$268,015	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	546,754	—	546,754	—	—
2019-1 Debt	398,750	—	—	—	398,750

Total Debt Obligations	$1,579,219	$—	$814,769	$—	$764,450

SMBC Revolving Credit Agreement

              On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$—	$3,334	$673
Unused facility fee	—	22	254
Amortization of deferred financing costs and upfront commitment fees	—	723	366

Total interest and debt financing expenses	$—	$4,079	$1,293

BCSF Revolving Credit Facility

              On October 4, 2017, we entered into the revolving credit agreement (the "BCSF Revolving Credit Facility") with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger ("Goldman Sachs"). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million and may be increased up to $750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

              Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the BCSF Revolving Credit Facility.

              Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019 and December 31, 2018, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

              As of December 31, 2019 and December 31, 2018 there were $268.0 million and $271.3 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$17,566	$13,975	$1,705
Unused facility fee	456	624	241
Amortization of deferred financing costs and upfront commitment fees	1,067	1,068	376

Total interest and debt financing expenses	$19,089	$15,667	$2,322

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

              The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2019
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.52%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.47%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	4.12%
Class B	29,300	3.00% + 3 Month LIBOR	4.97%
Class C	30,400	4.00% + 3 Month LIBOR	5.97%

Total 2018-1 Notes	365,700

Membership Interests	85,450	Non-interest bearing	Not applicable

Total	$451,150

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

              The 2018-1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports and providing required services in connection with the administration of the 2018-1 Issuer.

              As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. As of December 31, 2018, there were 75 first lien and second lien senior secured loans with a total fair value of approximately $437.2 million and cash of $18.0 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company's consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2019 and December 31, 2018, the Company was in compliance with its covenants related to the 2018-1 Notes.

              Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.9 million and $2.0 million as of December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$16,226	$4,221	$—
Amortization of deferred financing costs and upfront commitment fees	174	44	—

Total interest and debt financing expenses	$16,400	$4,265	$—

Citibank Revolving Credit Facility

              On February 19, 2019, the Company entered into a credit and security agreement (the "Credit Agreement" or the "Citibank Revolving Credit Facility") with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement is effective as of February 19, 2019.

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

              Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

              On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$4,104	$—	$—
Unused facility fee	357	—	—
Amortization of deferred financing costs and upfront commitment fees	124	—	—

Total interest and debt financing expenses	$4,585	$—	$—

JPM Credit Facility

              On April 30, 2019, the Company entered into a loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

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

              Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2019, JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We pay an unused commitment fee of 75 basis points (0.75%) per annum. Interest is payable quarterly in arrears.

              As of December 31, 2019, there were $546.8 million borrowings under the JPM Credit Facility and we were in compliance with the terms of the JPM Credit Facility.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$19,679	$—	$—
Unused facility fee	464	—	—
Amortization of deferred financing costs and upfront commitment fees	53	—	—

Total interest and debt financing expenses	$20,196	$—	$—

2019-1 Debt

              On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the "2019-1 Issuer"), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the "Co-Issuer" and, together with the Issuer, the "Co-Issuers"), a Delaware limited liability company, completed its $501.0 million term debt securitization (the "2019-1 CLO Transaction"). The notes issued in connection with the 2019-1 CLO

Transaction (the "2019-1 Notes") are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2019-1 Portfolio"). The Co-Issuers also issued Class A-1L Loans (the "Loans" and, together with the 2019-1 Notes, the "2019-1 Debt"). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

              The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2019
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.70%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.70%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.70%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.60%
Class C	32,500	4.75% + 3 Month LIBOR	6.75%

Total 2019-1 Debt	398,750

Membership Interests	102,250	Non-interest bearing	Not applicable

Total	$501,000

              The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the "Membership Interests") in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest.

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

              As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2019, the Company was in compliance with its covenants related to the 2019-1 Debt.

              Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.7 million as of December 31, 2019. The 2019-1 issuer was not in existence as of December 31, 2019 and the 2019-1 Debt were not outstanding.

              For the years ended December 31, 2019, 2018 and 2017, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Borrowing interest expense	$5,981	$—	$—
Amortization of deferred financing costs and upfront commitment fees	79	—	—

Total interest and debt financing expenses	$6,060	$—	$—

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

              The Company may enter into forward currency exchange contracts to reduce the Company's exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2019 and December 31, 2018 is included on the consolidated schedule of investments by contract. The Company had collateral payable of $0.3 million for December 31, 2019 and posted collateral of $0.0 million for December 31, 2018 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

              For the years ended December 31, 2019, 2018 and 2017, the Company's average U.S. dollar notional exposure to forward currency exchange contracts were $179.2 million, $97.8 million and $43.2 million, respectively.

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

              The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2019.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,034	$—	$1,034	$(341)	$693
Citibank	Unrealized appreciation on forward currency contracts	$—	$(1)	$(1)	$1	$—
Goldman Sachs	Unrealized appreciation on forward currency contracts	$—	$(1,251)	$(1,251)	$—	$(1,251)

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

              The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net realized gain (loss) on forward currency exchange contracts	$11,043	$(2,651)	$(222)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,540)	12,826	(3,505)

Total net realized and unrealized gain (losses) on forward currency exchange contracts	$1,503	$10,175	$(3,727)

              Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of 2.7 million, ($7.9) million and $4.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2019, 2018 and 2017, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.5 million, $10.2 million and ($3.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $4.2 million, $2.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 8. Distributions

              The Company's distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2019, 2018, and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
May 9, 2017	May 12, 2017	May 19, 2017	$0.07	$1,174
June 21, 2017	June 29, 2017	August 11, 2017	$0.11	$2,740
September 27, 2017	September 28, 2017	November 14, 2017	$0.21	$5,236
December 26, 2017	December 28, 2017	January 24, 2018	$0.31	$7,742
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,108
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176

Total distributions declared			$3.86	$164,697

              The distributions declared during the years ended December 31, 2019, 2018 and 2017 were derived from investment company taxable income and net capital gain, if any.

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

              Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company's common shares (the "Private Offering"). Each investor had entered into a separate subscription agreement relating to the Company's common stock (the "Subscription Agreements"). Each investor had made a capital commitment to purchase shares of the Company's common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company's common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company's fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2019 and December 31, 2018, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,695.20 shares of the Company and contributed $7.8 million to the Company and received 389,476.18 shares of the Company, respectively. At December 31, 2019 and December 31, 2018, BCSF Advisors, LP owned 0.75% and 0.76%, respectively, of the outstanding common stock of the Company.

              On November 19, 2018, the Company closed its initial public offering (the "IPO") issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol "BCSF" on November 15, 2018. The offering generated proceeds, before expenses, of $147.3 million. All outstanding commitments were cancelled due to the completion of the initial public offering.

              The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements and shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	18,569,410.12	$376,949	19,412,229.60	$392,735
Issuance of common stock, net	—	—	7,500,000.00	145,409	—	—
Dividend reinvestment	167,674.81	3,322	436,914.94	8,832	72,700.50	1,476

Total capital drawdowns and dividend reinvestment	167,674.81	$3,322	26,506,325.06	$531,190	19,484,930.10	$394,211

              BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company's Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company's Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle,

the Company's Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties will buy up to $20 million in the aggregate of the Company's common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the year ended December 31, 2019, 827,933 shares were purchased at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of February 28, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

              On May 7, 2019, the Company's Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2019, there have been no repurchases of common stock.

Note 10. Income Tax

              For income tax purposes, dividends paid and distributions made to the Company's stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Distributions paid from:
Ordinary Income	$84,636	$63,169	$16,892
Net Long-Term Capital Gains	—	—	—

Total Taxable Distributions	$84,636	$63,169	$16,892

              The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$98,085	$26,645	$19,300
Net change in unrealized appreciation (depreciation)	(5,433)	22,800	(5,148)
Expenses not currently deductible	—	6,762	1,094
Income for tax but not book	(26,327)	4,715	2,144

Taxable/Distributable Income (1)	$66,325	$60,922	$17,390

(1)
The calculation of estimated 2019 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2019 taxable income will not be finally determined until the Company's 2019 tax return is filed in 2020 (and, therefore, such estimate is subject to change).

              Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

              Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2019, the Company has a short-term capital loss carryforward of $2.4 million and a long-term capital loss carryforward of $4.9 million.

              As of December 31, 2019, 2018 and 2017, the Company's aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2019	2018	2017
Tax cost	$2,536,466	$1,753,256	$821,850
Gross unrealized appreciation	35,500	19,610	14,857
Gross unrealized depreciation	(45,494)	(35,739)	(8,018)

Net unrealized appreciation (depreciation) on investments and forward currency exchange contracts	$(9,994)	$(16,129)	$6,839

              ASC Topic 740 ((Accounting for Uncertainty in Income Taxes ("ASC 740")) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2019, all tax filings of the Company since 2016 remain subject to examination by tax authorities.

              The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company's consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.

Note 11. Commitments and Contingencies

Commitments

              The Company's investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

              As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D's LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833

	Expiration Date (1)	Unfunded Commitments (2)
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851

Total First Lien Senior Secured Loans		$215,795

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

              As of December 31, 2018, the Company had $110.2 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2) (3)
First Lien Senior Secured Loans
Abracon Group Holding, LLC — Revolver	7/18/2024	$2,833
Aimbridge Hospitality LP — Revolver	6/22/2022	1,177
AMCP Clean Acquisition Company, LLC — Delayed Draw Term Loan	6/16/2025	2,315
Amspec Services, Inc. — Revolver	7/2/2024	4,735
Ansira Holdings, Inc. — Revolver	12/20/2022	5,440
AP Plastics Group, LLC — Revolver	8/1/2021	8,500
API Technologies Corp. — Revolver	4/22/2024	4,183
Aramsco, Inc. — Revolver	8/28/2024	3,161
Batteries Plus Holding Corporation — Revolver	7/6/2022	4,250
Caliper Corporation — Revolver	11/30/2023	2,358
Captain D's LLC — Revolver	12/15/2023	1,074
Chase Industries, Inc. — Delayed Draw Term Loan	5/12/2025	3,544
Clinical Innovations, LLC — Revolver	10/17/2022	1,113
CMI Marketing Inc. — Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. — Revolver	6/6/2019	567
CST Buyer Company — Revolver	3/1/2023	897
Datix Bidco Limited — Revolver	10/28/2024	1,240
Direct Travel, Inc. — Revolver	12/1/2021	4,250
Dorner Manufacturing Corp. — Revolver	3/15/2022	1,044
Drilling Info Holdings, Inc. — Delayed Draw Term Loan	7/30/2025	1,663
Efficient Collaborative Retail Marketing Company, LLC — Revolver	6/15/2022	3,542
Element Buyer, Inc. — Revolver	7/19/2024	4,250
ENC Holding Corporation — Delayed Draw Term Loan	5/30/2025	595
FineLine Technologies, Inc. — Revolver	11/2/2021	2,162
Grammer Purchaser, Inc. — Revolver	9/30/2024	945
Great Expressions Dental Centers PC — Revolver	9/28/2022	213
Home Franchise Concepts, Inc. — Revolver	7/9/2024	2,530
Horizon Telcom, Inc. — Delayed Draw Term Loan	6/15/2023	1,738
Horizon Telcom, Inc. — Revolver	6/15/2023	1,159
Margaux UK Finance — Revolver	12/19/2024	636
Margaux Acquisition Inc. — Revolver	12/19/2024	2,257
McKissock, LLC — Revolver	8/5/2021	1,842
PRCC Holdings, Inc. — Revolver	2/1/2021	3,542
Profile Products LLC — Revolver	12/20/2024	3,833
Solaray, LLC — Revolver	9/9/2022	7,084
Sovos Compliance, LLC — Delayed Draw Term Loan	3/1/2022	871
Sovos Compliance, LLC — Revolver	3/1/2022	1,452
Stanton Carpet Corp. — Revolver	11/21/2022	4,250
TEI Holdings Inc. — Revolver	12/20/2022	3,542
Tidel Engineering, L.P. — Revolver	3/1/2023	4,250
Zywave, Inc. — Revolver	11/17/2022	512

Total First Lien Senior Secured Loans		$107,661

Other Unfunded Commitments
BCC Jetstream Holdings Aviation (On II), LLC		2,562

Total Other Unfunded Commitments		$2,562

Total		$110,223

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
(3)
Unfunded commitments represent unfunded commitments to fund investments, excluding the Company's investment in ABCS as of December 31, 2018.

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

Note 12. Financial Highlights

              The following is a schedule of financial highlights for the years ended December 31, 2019, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2019	2018	2017	2016
Per share data:
Net asset value at beginning of year	$19.46	$20.30	$20.10	$—
Net investment income (loss) (1)	1.64	1.45	0.73	(0.90)
Net realized gain (loss) (1)(7)	0.15	(0.17)	0.00	—
Net change in unrealized appreciation (depreciation) (1)(2)(8)	0.11	(0.60)	0.17	1.01

Net increase in net assets resulting from operations (1)(9)(10)	1.90	0.68	0.90	0.11
Stockholder distributions from income (3)	(1.64)	(1.52)	(0.70)	(0.01)
Issuance of common stock	—	—	—	20.00

Net asset value at end of year	$19.72	$19.46	$20.30	20.10

Net assets at end of year	$1,018,400	$1,001,629	$506,963	$110,344
Shares outstanding at end of year	51,649,812.27	51,482,137.46	24,975,812.40	5,490,882.30
Per share market value at end of year	$19.76	$16.77	N/A	N/A
Total return based on market value (12)	28.18%	(15.16)%	N/A	N/A
Total return based on net asset value (4)	10.02%	3.36%	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	8.36%	7.19%	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)(11)	11.14%	5.57%	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	6.53%	3.09%	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	9.69%	4.71%	2.38%	7.18%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	3.85%	2.00%	0.19%	1.07%
Average principal debt outstanding	$1,339,072	$490,468	$67,253	$484
Portfolio turnover (6)	49.37%	19.95%	18.57%	1.71%
Total committed capital, end of year	N/A	N/A	$1,255,119	$546,720
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	40.04%	20.10%

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
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the years reported. Year-to-date sales and year-to-date purchases for the year ended December 31, 2019 exclude the ABCS distribution transaction.
(7)
Net realized gain (loss) includes net realized gain (loss) on investments, net realized loss on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
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
(11)
Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the years ending December 31, 2017 and 2016.
(12)
Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. For the year ended December 31, 2018 the beginning market value per share is based on the IPO price of $20.25. For the year ended December 31, 2018 total return based on market value covers the period November 15, 2018 through December 31, 2018.

Note 13. Selected Quarterly Financial Data (unaudited)

              The following are the quarterly results of operations as of and for the years ended December 31, 2019, 2018 and 2017. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for the Quarter Ended December 31, 2019	As of and for the Quarter Ended September 30, 2019	As of and for the Quarter Ended June 30, 2019	As of and for the Quarter Ended March 31, 2019
Total investment income	$54,767	$52,688	$50,598	$39,892
Net investment income before taxes	$21,292	$21,175	$21,155	$21,245
Excise tax expense	$—	$—	$—	$—
Net investment income after taxes	$21,292	$21,175	$21,155	$21,245
Net realized and unrealized gain (loss)	59	$(2,976)	$(1,933)	$18,068
Net increase in net assets resulting from operations	$21,351	$18,199	$19,222	$39,313
Net realized and unrealized gain (loss) per share — basic and diluted	$0.00	$(0.06)	$(0.04)	$0.35
Net increase in net assets resulting from operations per share — basic and diluted	$0.41	$0.35	$0.37	$0.76
Net asset value per share at period end	$19.72	$19.71	$19.77	$19.81

	As of and for the Quarter Ended December 31, 2018	As of and for the Quarter Ended September 30, 2018	As of and for the Quarter Ended June 30, 2018	As of and for the Quarter Ended March 31, 2018
Total investment income	$33,747	$26,663	$21,425	$17,459
Net investment income before taxes	$19,774	$13,899	$13,482	$8,775
Excise tax expense	$—	$—	$—	$—
Net investment income after taxes	$19,774	$13,899	$13,482	$8,775
Net realized and unrealized gain (loss)	$(29,646)	$5,092	$(7,315)	$2,584
Net increase (decrease) in net assets resulting from operations	$(9,872)	$18,991	$6,167	$11,359
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.62)	$0.12	$(0.21)	$0.09
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.21)	$0.46	$0.17	$0.39
Net asset value per share at period end	$19.46	$20.17	$20.14	$20.33

	As of and for the Quarter Ended December 31, 2017	As of and for the Quarter Ended September 30, 2017	As of and for the Quarter Ended June 30, 2017	As of and for the Quarter Ended March 31, 2017
Total investment income	$10,018	$7,817	$4,529	$2,242
Net investment income before taxes	$4,823	$5,602	$2,796	$989
Excise tax expense	$5	$—	$—	$—
Net investment income after taxes	$4,818	$5,602	$2,796	$989
Net realized and unrealized gain	$2,097	$1,600	$775	$623
Net increase in net assets resulting from operations	$6,915	$7,202	$3,571	$1,612
Net realized and unrealized gain per share — basic and diluted	$0.08	$0.06	$0.05	$0.06
Net increase in net assets resulting from operations per share — basic and diluted	$0.28	$0.29	$0.21	$0.15
Net asset value per share at period end	$20.30	$20.33	$20.25	$20.24

Note 14. Subsequent Events

              On January 8, 2020, the Company entered into an amended and restated credit agreement (the "Amendment"), of its BCSF Revolving Credit Facility with Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (collectively, the "Credit Facility Parties"), which amended and restated the terms of the Existing Credit Facility. The Amendment amends the Existing Credit Facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

              On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "JPM Credit Agreement" or the "JPM Credit Facility") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended and Restated Loan and Security Agreement amends the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million;

(2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable London Interbank Offered Rate ("LIBOR") to 2.375% per annum over the applicable LIBOR; (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025; and (5) increase the advance rate from 62.5% to 63.5%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              As of December 31, 2019 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

              There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

              Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

              Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2019, our internal control over financial reporting is effective.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

              The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

              None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

              The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

              The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

              The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

              The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

              The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

1	Consolidated Financial Statements—Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 126 of this Annual Report on Form 10-K.

2	Consolidated Financial Statement Schedules—None. We have omitted consolidated financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

3	Exhibits—The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

Exhibit Number	Description of Document

10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).

10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).

Exhibit Number	Description of Document

10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).

10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.17*	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee

10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.23*	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian.

10.24*	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

Exhibit Number	Description of Document

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*
Filed herewith

Item 16. Form 10-K Summary

              Not Applicable.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.
Date: February 26, 2020	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer
Date: February 26, 2020	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD Michael A. Ewald	Director, President & Chief Executive Officer	February 26, 2020
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	February 26, 2020
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Director & Chairman	February 26, 2020
/s/ AMY BUTTE Amy Butte	Director	February 26, 2020
/s/ DAVID G. FUBINI David G. Fubini	Director	February 26, 2020
/s/ THOMAS A. HOUGH Thomas A. Hough	Director	February 26, 2020
/s/ JAY MARGOLIS Jay Margolis	Director	February 26, 2020
/s/ CLARE RICHER Clare Richer	Director	February 26, 2020