Form 10-Q
period 2020-03-31
Bain Capital Specialty Finance, Inc.
filed 2020-05-04
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
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

As of May 4, 2020, the registrant had 51,649,812.27 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2019 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,498,268 and $2,416,854, respectively)	$2,355,277	$2,403,250
Non-controlled/affiliate investment (amortized cost of $6,720 and $6,720, respectively)	6,720	6,720
Controlled affiliate investment (amortized cost of $120,246 and $113,689, respectively)	122,536	117,085
Cash and cash equivalents	55,128	36,531
Foreign cash (cost of $943 and $854, respectively)	632	810
Restricted cash and cash equivalents	18,706	31,505
Collateral on forward currency exchange contracts	392	-
Deferred financing costs	3,891	3,182
Interest receivable on investments	15,156	22,482
Receivable for sales and paydowns of investments	10,595	21,994
Unrealized appreciation on forward currency exchange contracts	12,903	1,034
Dividend receivable	2,405	961
Total Assets	$2,604,341	$2,645,554

Liabilities
Debt (net of unamortized debt issuance costs of $4,483 and $4,584, respectively)	$1,654,900	$1,574,635
Interest payable	11,422	15,534
Payable for investments purchased	367	293
Collateral payable on forward currency exchange contracts	473	331
Unrealized depreciation on forward currency exchange contracts	-	1,252
Base management fee payable	15,991	7,265
Incentive fee payable	4,513	4,513
Accounts payable and accrued expenses	2,722	2,155
Distributions payable	21,176	21,176
Total Liabilities	1,711,564	1,627,154

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 51,649,812 and 51,649,812 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	52	52
Paid in capital in excess of par value	1,038,343	1,038,343
Total distributable earnings (loss)	(145,618)	(19,995)
Total Net Assets	892,777	1,018,400
Total Liabilities and Total Net assets	$2,604,341	$2,645,554

Net asset value per share	$17.29	$19.72

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$47,871	$30,388
Dividend income	33	15
Other income	440	22
Total investment income from non-controlled/non-affiliate investments	48,344	30,425

Investment income from controlled affiliate investments:
Interest from investments	772	107
Dividend income	2,380	9,358
Total investment income from controlled affiliate investments	3,152	9,465
Total investment income	51,496	39,890

Expenses
Interest and debt financing expenses	17,876	10,546
Base management fee	8,726	6,751
Incentive fee	-	4,086
Professional fees	970	550
Directors fees	175	105
Other general and administrative expenses	1,249	841
Total expenses before fee waivers	28,996	22,879
Base management fee waiver	-	(2,250)
Incentive fee waiver	-	(1,982)
Total expenses, net of fee waivers	28,996	18,647
Net investment income	22,500	21,243

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(10,456)	(850)
Net realized gain (loss) on foreign currency transactions	(415)	6
Net realized gain on forward currency exchange contracts	1,505	3,633
Net change in unrealized depreciation on foreign currency translation	(209)	(198)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	13,121	(3,283)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(129,387)	14,367
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(1,106)	4,395
Total net gains (losses)	(126,947)	18,070

Net increase (decrease) in net assets resulting from operations	$(104,447)	$39,313

Per Common Share Data
Basic and diluted net investment income per common share	$0.44	$0.41
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$(2.02)	$0.76
Basic and diluted weighted average common shares outstanding	51,649,812	51,482,137

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Operations:
Net investment income	$22,500	$21,243
Net realized gain (loss)	(9,366)	2,789
Net change in unrealized appreciation (depreciation)	(117,581)	15,281
Net increase (decrease) in net assets resulting from operations	(104,447)	39,313
Stockholder distributions:
Distributions from distributable earnings	(21,176)	(21,108)
Net decrease in net assets resulting from stockholder distributions	(21,176)	(21,108)

Total increase (decrease) in net assets	(125,623)	18,205
Net assets at beginning of period	1,018,400	1,001,629
Net assets at end of period	$892,777	$1,019,834

Net asset value per common share	$17.29	$19.81
Common stock outstanding at end of period	51,649,812	51,482,137

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(104,447)	$39,313
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchases of investments	(275,880)	(370,322)
Proceeds from principal payments and sales of investments	190,565	153,616
Net realized loss from investments	10,456	850
Net realized (gain) loss on foreign currency transactions	415	(6)
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(13,121)	3,283
Net change in unrealized (appreciation) depreciation on investments	130,493	(18,762)
Net change in unrealized depreciation on foreign currency translation	209	198
Increase in investments due to PIK	(241)	(101)
Accretion of discounts and amortization of premiums	(1,296)	(839)
Amortization of deferred financing costs and debt issuance costs	641	311
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(392)	(400)
Interest receivable on investments	7,326	(1,723)
Prepaid insurance	-	2
Dividend receivable	(1,444)	(441)
Other assets	-	(3,701)
Interest payable	(4,112)	261
Collateral payable on forward currency exchange contracts	142	-
Base management fee payable	8,726	1,551
Incentive fee payable	-	(1,197)
Accounts payable and accrued expenses	567	1,024
Net cash used in operating activities	(51,393)	(197,083)

Cash flows from financing activities
Borrowings on debt	333,272	465,929
Repayments on debt	(252,936)	(186,000)
Payments of financing costs	(1,250)	(124)
Payments of offering costs	-	(89)
Stockholder distributions paid	(21,176)	(21,108)
Net cash provided by financing activities	57,910	258,608

Net increase in cash, foreign cash, restricted cash and cash equivalents	6,517	61,525
Effect of foreign currency exchange rates	(897)	(167)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	68,846	33,271
Cash, foreign cash, restricted cash and cash equivalents, end of period	$74,466	$94,629

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$21,347	$9,974

	As of March 31,	As of March 31,
	2020	2019
Cash	$55,128	$79,141
Restricted cash	18,706	14,009
Foreign cash	632	1,479
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$74,466	$94,629

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2020

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	9.32%	10/9/2026	$6,540	6,481	5,069
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.07%	10/9/2025	$16,735	16,611	13,221
		GSP Holdings, LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.81%	11/6/2025	$36,177	35,858	34,187
		GSP Holdings, LLC (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.60%	11/6/2025	$4,534	4,491	4,284
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	1,313
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	7/1/2025	$-	(34)	(96)
		Kellstrom Commercial Aerospace, Inc. (15) (19) (21) (26)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.49%	7/1/2025	$6,398	6,284	6,238
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.91%	7/1/2025	$33,864	33,247	33,017
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,564	6,487	5,852
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,048
		Salient CRGT, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.57%	2/28/2022	$12,633	12,665	10,422
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-	675	675	953
		WCI-HSG Purchaser, Inc. (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.26%	2/24/2025	$2,687	2,654	2,546
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.57%	2/24/2025	$17,734	17,518	16,803
		Whitcraft LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.45%	4/3/2023	$1,450	1,432	1,432
		Whitcraft LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.45%	4/3/2023	$40,486	40,086	40,082
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	9.53%	4/30/2026	$11,724	11,625	8,050
							Aerospace & Defense Total	$199,460	$184,421	20.7%

	Automotive	CST Buyer Company (3) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.07%	10/3/2025	$1,314	1,285	1,281
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.82%	10/3/2025	$36,797	36,210	36,245
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(39)	(266)
		JHCC Holdings, LLC (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	10.00%	9/9/2025	$371	331	250
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 4.50%	7.75%	9/9/2025	$2,238	2,230	2,143
		JHCC Holdings, LLC (7) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.36%	9/9/2025	$29,602	29,200	28,344
							Automotive Total	$69,217	$67,997	7.6%

	Banking	Green Street Parent, LLC (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.45%	8/27/2025	$1,210	1,166	1,028
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.32%	8/27/2026	$14,444	14,174	13,360
							Banking Total	$15,340	$14,388	1.6%

	Beverage, Food & Tobacco	NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	9.28%	4/18/2025	$9,159	9,189	235
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	5.28%	4/19/2024	$4,937	4,961	2,117
		NPC International, Inc. (19) (32)	First Lien Senior Secured Loan	L+ 10.00%	11.50%	1/21/2021	$389	365	389
							Beverage, Food & Tobacco Total	$14,515	$2,741	0.3%

	Capital Equipment	Dorner Manufacturing Corp. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022	$-	(11)	(11)
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$7,672	7,556	7,595
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	1,030
		Electronics For Imaging, Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.45%	7/23/2027	$13,070	12,271	11,599
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$33,389	32,690	32,638
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.41%	12/1/2025	$8,241	8,252	6,484
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity	-	-	-	4	4,251	6,381
		FFI Holdings I Corp (7) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.96%	1/24/2025	$5,432	5,365	5,310
		FFI Holdings I Corp (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.25%	1/24/2025	$68,927	68,383	67,376
		Tidel Engineering, L.P. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.25%	3/1/2023	$2,833	2,833	2,833
		Tidel Engineering, L.P. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.70%	3/1/2024	$37,835	37,835	37,268
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,328	6,597
							Capital Equipment Total	$188,172	$185,100	20.7%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.00%	5.00%	8/2/2021	$7,084	7,084	7,084
		AP Plastics Group, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.83%	8/1/2022	$19,856	19,593	19,558
		Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,680	3,945	3,957
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$3,126	3,080	2,728
							Chemicals, Plastics & Rubber Total	$33,702	$33,327	3.7%

	Construction & Building	Chase Industries, Inc.(15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	4.99%	5/12/2025	$1,118	1,114	1,039
		Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00% (1.5% PIK)	6.49%	5/12/2025	$11,826	11,779	10,999
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	-
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	939
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	1,539
		Profile Products LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	12/20/2024	$2,683	2,623	2,549
		Profile Products LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.95%	12/20/2024	$36,444	35,821	35,168
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,245
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	728
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,714	6,797
		YLG Holdings, Inc. (2) (3) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/31/2025	$-	-	(167)
		YLG Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	10/31/2025	$7,691	7,611	7,413
		YLG Holdings, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.51%	10/31/2025	$38,765	38,416	37,505
							Construction & Building Total	$109,634	$106,754	12.0%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.45%	6/6/2024	$17,056	16,931	16,459
		TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	956
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(66)	(303)
		TLC Purchaser, Inc. (3) (19) (21)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	8.00%	10/13/2025	$7,832	7,668	7,454
		TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,615	41,813	40,804
							Consumer Goods: Durable Total	$67,532	$65,370	7.3%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (19) (21) (31)	First Lien Senior Secured Loan - Revolver	P+ 3.25%	6.50%	11/4/2022	$2,621	2,602	2,581
		FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.62%	11/4/2022	$31,305	31,155	30,835
		MND Holdings III Corp (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.95%	6/19/2024	$10,696	10,712	9,413
		RoC Opco LLC (15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.20%	2/25/2025	$10,241	10,073	10,241
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	8.70%	2/25/2025	$40,793	39,924	40,793
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.98%	9/11/2023	$14,536	14,536	13,773
		Solaray, LLC (3) (7) (15) (19) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.19%	9/9/2022	$12,127	12,086	12,127
		Solaray, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	8.26%	9/11/2023	$42,500	42,500	40,269
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.19%	3/26/2026	$5,630	5,572	5,363
		WU Holdco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.72%	3/26/2025	$3,918	3,865	3,731
		WU Holdco, Inc. (7) (15) (21) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.99%	3/26/2026	$39,619	38,862	37,737
							Consumer Goods: Non-Durable Total	$211,887	$206,863	23.2%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	8.74%	7/22/2027	$11,870	11,642	11,485
							Containers, Packaging, & Glass Total	$11,642	$11,485	1.3%

	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.99%	7/2/2025	$19,702	19,690	18,471
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	8.94%	7/2/2026	$2,480	2,434	2,313
							Energy: Electricity Total	$22,124	$20,784	2.3%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	6.20%	7/2/2024	$5,553	5,503	5,553
		Amspec Services, Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.20%	7/2/2024	$43,988	43,515	42,888
		Blackbrush Oil & Gas, L.P. (12) (15) (21) (29) (33)	First Lien Senior Secured Loan	L+ 8.00%	9.89%	2/9/2024	$32,075	31,585	23,736
							Energy: Oil & Gas Total	$80,603	$72,177	8.1%

	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	10.92%	9/30/2022	£13,279	16,821	16,258
							Environmental Industries Total	$16,821	$16,258	1.8%

	FIRE: Finance	Allworth Financial Group, L.P. (2) (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/31/2025	$-	(23)	(24)
		Allworth Financial Group, L.P. (7) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.95%	12/31/2025	$15,032	14,888	14,881
							FIRE: Finance Total	$14,865	$14,857	1.7%

	FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.27%	5/19/2025	£7,217	8,957	8,769
		Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.47%	5/19/2025	£4,862	5,985	5,852
		Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.41%	12/19/2024	$2,180	2,023	1,691
		Margaux Acquisition, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	12/19/2024	$2,873	2,816	2,722
		Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.41%	12/19/2024	$28,844	28,342	27,329
		Margaux UK Finance Limited (3) (6) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£495	567	596
		Margaux UK Finance Limited (6) (15) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,687	9,850	9,244
							FIRE: Insurance Total	$58,540	$56,203	6.3%

	FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021	€9,300	10,805	10,024
							FIRE: Real Estate Total	$10,805	$10,024	1.1%

	Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.11%	6/26/2026	$10,601	10,309	7,367
							Forest Products & Paper Total	$10,309	$7,367	0.8%

	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-	1,953	1,953	1,738
		CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	3/3/2025	$4,934	4,861	4,847
		CPS Group Holdings, Inc. (7) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.95%	3/3/2025	$55,765	55,269	54,790
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 4.50%	5.22%	10/28/2024	£973	1,152	1,182
		Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.63%	4/27/2026	£12,134	16,317	14,705
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	5.50%	4/28/2025	AUD 4,212	3,206	2,519
		Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.74%	6/22/2026	$15,191	15,052	14,432
		Great Expressions Dental Centers PC (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.32%	9/28/2022	$1,173	1,160	939
		Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.17%	9/28/2023	$7,662	7,544	6,125
		Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.95%	9/1/2022	$9,134	9,053	8,220
		Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 7.50%	8.95%	1/3/2023	$16,271	15,105	9,971
		Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€10,033	11,141	10,732
		Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.77%	6/17/2027	$19,966	19,505	19,467
		Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026	€13,131	14,092	14,118
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026	€22,468	24,559	24,157
		TecoStar Holdings, Inc. (12) (15) (19) (21) (29)	Second Lien Senior Secured Loan	P+ 7.50%	10.75%	11/1/2024	$9,472	9,293	9,188
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	8.24%	6/23/2025	$16,520	16,344	12,473
							Healthcare & Pharmaceuticals Total	$225,606	$209,603	23.5%

	High Tech Industries	AMI US Holdings Inc. (3) (6) (12) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.45%	4/1/2024	$1,605	1,576	1,561
		AMI US Holdings Inc. (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.83%	4/1/2025	$13,124	12,894	12,796
		Appriss Holdings, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.49%	5/30/2025	$2,329	2,271	2,164
		Appriss Holdings, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.49%	5/29/2026	$48,753	48,171	47,047
		CB Nike IntermediateCo Ltd (6) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.45%	10/31/2025	$4,428	4,345	4,328
		CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.78%	10/31/2025	$35,334	34,672	34,539
		CMI Marketing Inc (3) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	5/24/2023	$1,408	1,395	1,408
		CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024	$15,217	15,104	15,217
		Drilling Info Holdings, Inc (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.24%	7/30/2025	$22,552	22,479	20,748
		Element Buyer, Inc. (3) (7) (19) (27)(31)	First Lien Senior Secured Loan - Delayed Draw	P+ 4.25%	8.45%	7/18/2025	$9,010	9,057	8,785
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	7/19/2024	$4,250	4,189	4,165
		Element Buyer, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025	$37,677	37,992	36,923
		Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.10%	7/3/2026	£10,216	13,105	12,223
		MeridianLink, Inc. (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.07%	5/30/2025	$1,820	1,801	1,711
		MRI Software LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	2/10/2026	$22,469	22,364	22,132
		MRI Software LLC (2) (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026	$-	(44)	(39)
		MRI Software LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.57%	2/10/2026	$891	932	864
		Netsmart Technologies, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	8.95%	10/19/2023	$2,749	2,749	2,234
		nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023	$8,000	7,987	6,940
		Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.00%	3/30/2026	$6,733	6,686	6,607
		Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.60%	11/30/2023	$4,965	4,913	4,679
		Symplr Software, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	11/28/2025	$60,906	60,087	57,404
		Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.42%	8/9/2027	$14,850	14,504	14,478
		Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-	28	2,833	2,633
		Ventiv Holdco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.25%	9/3/2025	$426	378	255
		Ventiv Holdco, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	9/3/2025	$24,238	23,899	23,027
		VPARK BIDCO AB (6) (16)(19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK 56,999	9,166	8,274
		VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.99%	3/10/2025	NOK 74,020	9,198	6,971
		Zywave, Inc. (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	11/17/2022	$1,279	1,271	1,269
		Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.78%	11/17/2022	$17,326	17,245	17,196
							High Tech Industries Total	$393,219	$378,539	42.4%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.08%	2/1/2027	$20,193	19,665	17,467
		Captain D's LLC (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 3.50%	6.75%	12/15/2023	$1,393	1,376	1,186
		Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	$13,114	13,022	11,704
		Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.45%	3/21/2025	$18,977	18,959	16,510
							Hotel, Gaming & Leisure Total	$53,022	$46,867	5.3%

	Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	12/2/2024	$4,050	4,021	2,633
		Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.98%	12/20/2022	$2,929	2,920	2,296
		Ansira Holdings, Inc. (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.27%	12/20/2022	$7,084	7,084	7,084
		Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.36%	12/20/2022	$35,785	35,704	30,686
		Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	8.25%	5/4/2020	$864	860	864
		Cruz Bay Publishing (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	6.25%	5/4/2020	$2,833	2,833	2,833
		Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	P+ 4.75%	8.00%	5/4/2020	$4,753	4,753	4,753
		Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	P+ 5.75%	9.00%	5/4/2020	$1,587	1,587	1,587
							Media: Advertising, Printing & Publishing Total	$59,762	$52,736	5.9%

	Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.03%	5/29/2026	$35,357	34,579	34,650
		Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026	€7,917	8,620	8,512
							Media: Broadcasting & Subscription Total	$43,199	$43,162	4.8%

	Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022	$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.75%	7.82%	6/15/2022	$15,095	15,176	14,566
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.82%	6/15/2022	$9,788	9,840	9,445
		International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.25%	5.11%	5/31/2023	£8,686	10,637	10,499
							Media: Diversified & Production Total	$37,920	$36,777	4.1%

	Retail	Batteries Plus Holding Corporation (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	9.00%	7/6/2022	$3,540	3,540	3,519
		Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022	$28,749	28,749	28,606
							Retail Total	$32,289	$32,125	3.6%

	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	5.32%	6/16/2025	$3,884	3,877	2,884
		AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.32%	6/16/2025	$16,052	16,023	11,919
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.73%	9/30/2024	£7,362	9,482	6,594
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-	3	2,448	1,910
		Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/31/2025	$-	(14)	(266)
		Hightower Holding, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025	$34,503	34,355	33,123
		Refine Intermediate, Inc. (3) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.41%	9/3/2026	$1,019	758	756
		Refine Intermediate, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	5.61%	3/3/2027	$21,894	21,350	21,347
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€15,957	17,673	17,200
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€16,954	18,464	18,275
		TEI Holdings Inc. (7) (19) (31)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.00%	12/23/2025	$4,528	4,482	4,211
		TEI Holdings Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.20%	12/23/2026	$48,927	48,255	45,502
		Valet Waste Holdings, Inc (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	4.74%	9/29/2025	$21,322	21,285	19,190
							Services: Business Total	$198,438	$182,645	20.5%

	Services: Consumer	Pearl Intermediate Parent LLC (18) (19) (29)	Second Lien Senior Secured Loan	L+ 6.25%	7.24%	2/13/2026	$2,571	2,586	2,147
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.69%	5/11/2026	£5,000	6,142	5,781
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.24%	9/11/2024	£6,011	7,733	7,192
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.94%	6/28/2024	AUD 20,621	14,018	12,048
							Services: Consumer Total	$30,479	$27,168	3.0%

	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.49%	4/30/2026	$6,434	6,405	5,662
		Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	6.22%	6/15/2023	$930	916	904
		Horizon Telcom, Inc. (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	6/15/2023	$116	114	114
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.33%	6/15/2023	$13,695	13,553	13,489
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.56%	12/16/2024	$857	862	710
							Telecommunications Total	$21,850	$20,879	2.3%

	Transportation: Cargo	A&R Logistics, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	5/5/2025	$4,941	4,834	4,743
		A&R Logistics, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025	$43,865	43,059	42,440
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025	$2,467	2,420	2,387
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.45%	5/5/2025	$6,080	5,995	5,883
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	-	446	485
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	9	9	6
		ENC Holding Corporation (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.45%	5/30/2025	$10,247	10,235	9,325
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-	1,011	1,011	596
		Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	-	7	679	694
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-	122	-	-
		Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.75%	9/30/2024	$368	371	357
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.12%	9/30/2024	$10,180	10,017	10,078
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	12.50%	1/19/2024	$15,000	14,763	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025	$23,218	23,206	21,477
							Transportation: Cargo Total	$117,045	$113,471	12.7%

	Transportation: Consumer	Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.95%	12/1/2021	$1,467	1,389	893
		Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.08%	12/1/2021	$2,913	2,913	2,716
		Direct Travel, Inc. (15) (21) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.55%	12/1/2021	$4,250	4,250	3,963
		Direct Travel, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	12/1/2021	$49,540	49,540	46,196
		Toro Private Holdings III, Ltd (6) (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.07%	5/28/2027	$8,998	8,514	6,524
		Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	1,051
							Transportation: Consumer Total	$69,696	$61,343	6.9%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	-	-	-	2	1,833	770
		Abracon Group Holding, LLC. (2) (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024	$-	(31)	(163)
		Abracon Group Holding, LLC. (7) (13) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.00%	7.45%	7/18/2024	$36,002	35,844	33,932
		Aramsco, Inc. (3) (7) (18) (19) (23)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.84%	8/28/2024	$1,806	1,766	1,603
		Aramsco, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/28/2024	$24,226	23,856	22,773
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	1,081
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.78%	8/19/2022	$9,922	9,849	8,335
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.78%	8/19/2022	$6,565	6,446	5,515
							Wholesale Total	$80,575	$73,846	8.3%
							Non-Controlled/Non-Affiliate Investments Total	$2,498,268	$2,355,277	263.8%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.8%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.8%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred Equity	-	16.00%	-	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.95%	6/30/2025	$27,229	26,478	26,616
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (21) (25)	Equity Interest	-	-	-	11,863	11,863	12,724
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (21) (25)	Equity Interest	-	-	-	1,116	1,116	1,638
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)(21)	First Lien Senior Secured Loan	-	10.00%	6/2/2022	$6,363	6,363	6,363
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (21) (25)	Equity Interest	-	-	-	$63,602	63,602	64,367
							Aerospace & Defense Total	$120,246	$122,536	13.7%
							Controlled Affiliate Investments Total	$120,246	$122,536	13.7%
							Investments Total	$2,625,234	$2,484,533	278.3%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (35)	Cash Equivalents	-	0.33%	-	$41,168	41,168	41,168
							Cash Equivalents Total	$41,168	$41,168	4.6%
							Investments and Cash Equivalents Total	$2,666,402	$2,525,701	282.9%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	$535
US DOLLARS 14,394	POUND STERLING 10,740	Bank of New York Mellon	9/21/2020	1,067
POUND STERLING 10,740	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	(474)
US DOLLARS 2,705	EURO 2,410	Citibank	6/10/2020	52
US DOLLARS 9,338	EURO 8,320	Citibank	6/15/2020	179
US DOLLARS 3,710	EURO 3,400	Citibank	6/15/2020	(33)
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	28
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	14
US DOLLARS 7,214	NORWEGIAN KRONE 74,020	Goldman Sachs	6/10/2020	151
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	2,093
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	478
US DOLLARS 83,784	EURO 72,370	Goldman Sachs	6/15/2020	4,111
US DOLLARS 103,311	POUND STERLING 79,785	Goldman Sachs	6/15/2020	4,365
US DOLLARS 3,777	POUND STERLING 2,910	Goldman Sachs	6/15/2020	(168)
US DOLLARS 11,793	EURO 10,170	Goldman Sachs	3/9/2021	505
				$12,903

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate ("BBSW"),  the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $892,777 as of March 31, 2020.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, non-qualifying assets totaled 16.4% of the Company’s total assets.

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

(13) $91 of the total par amount for this security is at P+ 5.00%.

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

(23) $847 of the total par amount for this security is at P+ 4.25%.

(24) $1,643 of the total par amount for this security is at P+ 4.75%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $121,400 or 13.60% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

(26) $1,152 of the total par amount for this security is at L+5.50%.

(27) $3,343 of the total par amount for this security is at L+ 5.25%.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6  "Debt".

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6  "Debt".

(30) $136 of the total par amount for this security is at P+ 4.75%.

(31) Loan includes interest rate floor of 2.00%.

(32) Loan includes interest rate floor of 1.50%.

(33) Asset has been placed on non-accrual.

(34) $850 of the total par amount for this security is at P+ 3.50%.

(35) Cash equivalents include $18,706 of restricted cash.

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2019

(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.19%	10/9/2026		$6,540	6,480	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	10/9/2025		$16,778	16,648	16,275
		GSP Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.39%	11/6/2025		$36,268	35,917	35,542
		GSP Holdings, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.29%	11/6/2025		$227	182	136
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-		1	1,963	1,911
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	7/1/2025		$-	(35)	(77)
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	8.35%	7/1/2025		$5,758	5,639	5,630
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	7/1/2025		$33,949	33,304	33,270
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	10/17/2022		$6,581	6,497	6,484
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-		1,417	1,417	1,417
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.29%	2/28/2022		$12,723	12,770	12,087
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	8.20%	5/13/2025		$2,627	2,571	2,627
		TCFI Aevex LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.24%	5/13/2025		$38,515	37,854	38,515
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	-	-	-		675	675	968
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.04%	2/24/2025		$403	369	396
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	2/24/2025		$17,779	17,551	17,735
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	9.68%	4/30/2026		$11,724	11,620	11,584
								Aerospace & Defense Total	$191,422	$190,778	18.7%
	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025		$-	(31)	-
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	10/3/2025		$36,890	36,286	36,890
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025		$-	(40)	(43)
		JHCC Holdings, LLC (3) (18) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	10.00%	9/9/2025		$1,013	972	999
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.21%	9/9/2025		$29,676	29,335	29,528
								Automotive Total	$66,522	$67,374	6.6%
	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/27/2025		$-	(46)	(48)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/27/2026		$14,480	14,201	14,190
		Transaction Network Services, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.93%	8/15/2022		$11,630	11,501	11,324
								Banking Total	$25,656	$25,466	2.5%
	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	-	8.50%	6/1/2026		$10,000	9,814	9,382
		NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	9.43%	4/18/2025		$9,159	9,190	1,101
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	5.42%	4/19/2024		$4,937	4,963	2,328
								Beverage, Food & Tobacco Total	$23,967	$12,811	1.3%
	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022		$-	(12)	-
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.71%	3/15/2023		$7,890	7,766	7,890
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-		1,419	1,419	1,419
		Electronics For Imaging, Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	7/23/2027		$13,070	12,253	12,220
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.70%	11/5/2024		$33,599	32,861	32,843
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.59%	12/1/2025		$8,240	8,252	7,993
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	-	-	-		4	4,251	7,263
		FFI Holdings I Corp (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/24/2025		$-	(9)	3
		FFI Holdings I Corp (3) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.95%	1/24/2025		$3,438	3,368	3,465
		FFI Holdings I Corp (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.60%	1/24/2025		$68,421	67,842	68,763
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023		$-	-	-
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	3/1/2024		$38,302	38,302	38,302
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026		€6,013	7,325	6,752
								Capital Equipment Total	$183,618	$186,913	18.4%
	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/2/2021		$-	-	-
		AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.94%	8/1/2022		$19,856	19,566	19,756
		Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024		€3,684	3,949	4,126
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.04%	12/15/2025		$8,933	8,773	8,564
								Chemicals, Plastics & Rubber Total	$32,288	$32,446	3.2%
	Construction & Building	Chase Industries, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	5.94%	5/12/2025		$1,115	1,115	1,111
		Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00% (1.5% PIK)	7.44%	5/12/2025		$11,812	11,762	11,753
		Crown Subsea (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.69%	11/3/2025		$9,696	9,566	9,675
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-		1	12	12
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-		120	1,202	1,202
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-		1	1,352	1,613
		Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/20/2024		$-	(64)	(10)
		Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	12/20/2024		$35,003	34,367	34,915
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€2,051	2,235	2,303
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€665	755	747
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€6,226	6,710	6,992
		YLG Holdings, Inc. (2) (3) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/31/2025		€-	-	(51)
		YLG Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	-	10/31/2025		€-	(83)	(171)
		YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	10/31/2025		€38,862	38,484	38,085
								Construction & Building Total	$107,413	$108,176	10.6%
	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.94%	6/6/2024		$17,100	16,968	16,672
		TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-		1,188	1,186	1,188
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025		$-	(69)	(71)
		TLC Purchaser, Inc. (3) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	9.50%	10/13/2025		$3,916	3,745	3,738
		TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.49%	10/13/2025		$42,721	41,882	41,867
								Consumer Goods: Durable Total	$63,712	$63,394	6.2%
	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.25%	8.00%	11/4/2022		$1,966	1,944	1,952
		FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	11/4/2022		$31,384	31,217	31,228
		Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	5/15/2023		$2,647	2,605	2,627
		MND Holdings III Corp (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 3.50%	5.44%	6/19/2024		$11,642	11,667	10,944
		RoC Opco LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/25/2025		$-	(176)	-
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	9.19%	2/25/2025		$40,793	39,888	40,793
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.85%	9/11/2023		$14,573	14,573	14,501
		Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.40%	9/9/2022		$11,674	11,629	11,674
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.82%	9/11/2023		$42,610	42,610	42,397
		WU Holdco, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.44%	3/26/2026		$832	778	832
		WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/26/2025		$-	(56)	-
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	3/26/2026		$39,705	38,923	39,705
								Consumer Goods: Non-Durable Total	$195,602	$196,653	19.3%
	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	9.55%	7/22/2027		$11,870	11,637	11,633
								Containers, Packaging, & Glass Total	$11,637	$11,633	1.1%
	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	7/2/2025		$19,752	19,739	19,654
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	7/2/2026		$2,480	2,433	2,480
								Energy: Electricity Total	$22,172	$22,134	2.2%
	Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.00%	7/2/2024		$2,125	2,071	2,125
		Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	7/2/2024		$44,100	43,605	44,100
		Blackbrush Oil & Gas, L.P. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 8.00%	9.89%	2/9/2024		$32,075	31,588	31,754
								Energy: Oil & Gas Total	$77,264	$77,979	7.7%
	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	11.04%	9/30/2022		£13,279	16,814	17,612
								Environmental Industries Total	$16,814	$17,612	1.7%
	FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025		£7,217	8,950	9,381
		Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025		£2,691	3,194	3,382
		Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.10%	12/19/2024		$2,186	2,020	2,186
		Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		$-	(48)	-
		Margaux Acquisition Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	12/19/2024		$28,916	28,392	28,916
		Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(10)	-
		Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£7,706	9,869	10,221
								FIRE: Insurance Total	$52,367	$54,086	5.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,786	10,443
								FIRE: Real Estate Total	$10,786	$10,443	1.0%
	Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.41%	6/26/2026		$10,601	10,301	9,700
								Forest Products & Paper Total	$10,301	$9,700	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	-	-	-		1,953	1,953	3,378
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021		$23,118	22,747	23,118
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021		$15,284	15,031	15,284
		Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.21%	10/17/2022		$772	757	772
		Clinical Innovations, LLC (12) (15) (19) (22) (29)	First Lien Last Out	L+ 5.50%	7.30%	10/17/2023		$10,916	10,744	10,916
		Clinical Innovations (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	10/17/2023		$511	500	511
		CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(64)	-
		CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.19%	3/3/2025		$55,905	55,390	55,905
		Datix Bidco Limited (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		£-	(21)	-
		Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.63%	4/27/2026		£12,134	16,314	16,093
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	5.50%	4/28/2025	AUD	4,212	3,205	2,958
		Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	6/22/2026		$15,230	15,084	14,887
		Great Expressions Dental Centers PC (3) (15) (19) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	7.22%	9/28/2022		$1,017	1,009	789
		Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.17%	9/28/2023		$7,609	7,540	6,125
		Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.30%	9/1/2022		$9,160	9,071	8,428
		Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 7.50%	9.44%	1/3/2023		$16,189	14,935	12,293
		Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,134	10,985
		Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.45%	6/17/2027		$19,966	19,492	19,467
		Mertus 522. GmbH (3) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026		€875	602	946
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026		€22,468	24,540	25,167
		TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.24%	11/1/2024		$9,472	9,282	9,472
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	6/23/2025		$16,520	16,334	16,520
								Healthcare & Pharmaceuticals Total	$255,579	$254,014	24.9%
	High Tech Industries	AMI US Holdings Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.25%	4/1/2024		$767	737	767
		AMI US Holdings Inc. (6) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.19%	4/1/2025		$13,157	12,916	13,157
		Appriss Holdings, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/30/2025		$-	(61)	-
		Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	5/29/2026		$48,876	48,272	48,876
		CB Nike IntermediateCo Ltd (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.93%	10/31/2025		$1,550	1,464	1,461
		CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	10/31/2025		$35,422	34,729	34,714
		CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/24/2023		$-	(14)	-
		CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	5/24/2024		$15,256	15,136	15,256
		Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	7/30/2025		$22,609	22,532	22,496
		Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	7.05%	7/18/2025		$3,366	3,466	3,366
		Element Buyer, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	7/19/2024		$1,417	1,368	1,417
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	7/18/2025		$37,772	38,104	37,772
		Elo Touch Solutions, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.24%	12/15/2025		$3,261	3,168	3,244
		Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,098	13,076
		MeridianLink, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	5/30/2025		$1,825	1,804	1,798
		Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.30%	10/19/2023		$2,749	2,749	2,735
		nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	11.55%	4/20/2023		$8,000	7,986	7,080
		Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	3/30/2026		$6,733	6,688	6,682
		Symplr Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.95%	11/30/2023		$4,499	4,445	4,499
		Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.94%	11/28/2025		$61,060	60,211	61,060
		Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.42%	8/9/2027		$14,849	14,490	14,775
		Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	2,886
		Ventiv Holdco, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	-	9/3/2025		$-	(49)	(17)
		Ventiv Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	9/3/2025		$24,299	23,948	24,178
		VPARK BIDCO AB (6) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,160	8,566
		VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.86%	3/10/2025	NOK	74,020	9,197	8,430
		Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.80%	11/17/2022		$428	419	429
		Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	11/17/2022		$17,370	17,290	17,370
								High Tech Industries Total	$356,086	$356,073	35.0%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.19%	2/1/2027		$20,193	19,649	19,688
		Captain D’s LLC (3) (15) (19) (35)	First Lien Senior Secured Loan - Revolver	P+ 3.50%	7.45%	12/15/2023		$1,285	1,273	1,266
		Captain D’s LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.44%	12/15/2023		$13,037	12,940	12,907
		Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	3/21/2025		$19,023	19,004	19,213
								Hotel, Gaming & Leisure Total	$52,866	$53,074	5.2%
	Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	12/2/2024		$4,050	4,020	3,594
		Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.51%	12/20/2022		$2,936	2,926	2,458
		Ansira Holdings, Inc. (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.22%	12/20/2022		$7,084	7,084	7,084
		Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	12/20/2022		$35,877	35,791	32,020
		Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	9.75%	2/28/2020		$876	865	876
		Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	7.75%	2/28/2020		$2,298	2,298	2,298
		Cruz Bay Publishing, Inc. (7) (15) (19) (27)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	2/28/2020		$4,824	4,824	4,824
		Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.46%	2/28/2020		$1,611	1,611	1,611
								Media: Advertising, Printing & Publishing Total	$59,419	$54,765	5.4%
	Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	5/29/2026		$35,357	34,552	35,357
		Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€7,917	8,613	8,890
								Media: Broadcasting & Subscription Total	$43,165	$44,247	4.3%
	Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2022		$-	-	-
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022		$15,095	15,185	15,095
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022		$9,788	9,847	9,788
		International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.00%	4.86%	5/31/2023		£8,686	10,638	11,520
								Media: Diversified & Production Total	$35,670	$36,403	3.6%
	Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/6/2022		$-	-	-
		Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.55%	7/6/2022		$28,827	28,827	28,827
		Calceus Acquisition, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	2/12/2025		$5,997	5,947	6,000
								Retail Total	$34,774	$34,827	3.4%
	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	6.19%	6/16/2025		$3,894	3,886	3,806
		AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.19%	6/16/2025		$16,093	16,062	15,731
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/30/2024		£7,362	9,488	9,605
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	2,448
		Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/31/2025		$-	(15)	(17)
		Hightower Holding, LLC (12) (15) (19) (21) (29) (31)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	1/31/2025		$34,589	34,432	34,503
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,957	17,658	17,873
		SumUp Holdings Luxembourg S.à.r.l. (3) (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€7,480	7,823	8,351
		TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.83%	12/23/2025		$1,509	1,464	1,464
		TEI Holdings Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.93%	12/23/2026		$49,050	48,340	48,559
		Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	5.55%	9/29/2025		$23,747	23,700	23,539
								Services: Business Total	$165,286	$165,862	16.3%
	Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	8.05%	2/13/2026		$2,571	2,587	2,545
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.78%	5/11/2026		£5,000	6,138	6,466
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/11/2024		£6,011	7,727	7,733
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.90%	6/28/2024	AUD	20,621	14,006	14,050
								Services: Consumer Total	$30,458	$30,794	3.0%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	4/30/2026		$6,451	6,420	6,448
		Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	6.46%	6/15/2023		$481	465	464
		Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2023		$-	(2)	(1)
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.44%	6/15/2023		$13,730	13,577	13,592
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.46%	12/16/2024		$857	863	840
								Telecommunications Total	$21,323	$21,343	2.1%
	Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.85%	5/5/2025		$1,053	940	1,053
		A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025		$43,976	43,130	43,976
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025		$2,473	2,424	2,473
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025		$6,096	6,004	6,096
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		-	445	448
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		9	9	8
		ENC Holding Corporation (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	5/30/2025		$10,272	10,259	10,041
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-		1,011	1,011	1,021
		Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	-		6	646	679
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-		122	-	122
		Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.30%	9/30/2024		$52	56	42
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.31%	9/30/2024		$10,206	10,043	10,104
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.30%	1/19/2024		$15,000	14,752	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	3/13/2025		$23,277	23,265	22,084
		Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-		3,090	3,090	3,090
								Transportation: Cargo Total	$116,074	$116,237	11.4%
	Transportation: Consumer	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.44%	12/1/2021		$1,471	1,382	1,471
		Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.45%	12/1/2021		$2,920	2,920	2,920
		Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/1/2021		$-	-	-
		Direct Travel, Inc. (7) (15) (19) (23)	First Lien Senior Secured Loan	L+ 6.50%	8.40%	12/1/2021		$49,667	49,667	49,667
		Toro Private Holdings III, Ltd (6) (12) (18) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	5/28/2027		$8,998	8,504	7,604
								Transportation: Consumer Total	$62,473	$61,662	6.1%
	Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	-	7.75%	6/15/2025		$13,478	12,598	8,126
								Utilities: Electric Total	$12,598	$8,126	0.8%
	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	-	-	-		2	1,833	1,294
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024		$-	(32)	(28)
		Abracon Group Holding, LLC. (7) (13) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	7/18/2024		$36,094	35,929	35,733
		Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	8/28/2024		$621	579	553
		Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/28/2024		$24,288	23,902	23,802
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-		10	1,012	1,085
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022		$9,948	9,867	9,500
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022		$6,582	6,452	6,286
								Wholesale Total	$79,542	$78,225	7.7%
								Non-Controlled/Non-Affiliate Investments Total	$2,416,854	$2,403,250	236.0%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-		6,720	6,720	6,720
								Beverage, Food & Tobacco Total	$6,720	$6,720	0.6%
								Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.6%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred equity	-	16.00%	-		10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.44%	6/30/2025		$27,298	26,516	27,161
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-		11,863	11,863	13,091
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-		1,116	1,116	1,869
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	-	10.00%	6/2/2022		$6,363	6,363	6,363
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-		57,007	57,007	57,773
								Aerospace & Defense Total	$113,689	$117,085	11.5%
								Controlled Affiliate Investments Total	$113,689	$117,085	11.5%
								Investments Total	$2,537,263	$2,527,055	248.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (36)	Cash Equivalents	-	1.64%	-		$66,965	66,965	66,965
								Cash Equivalents Total	$66,965	$66,965	6.6%
								Investments and Cash Equivalents Total	$2,604,228	$2,594,020	254.7%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$288
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	-
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	552
EURO 3,270	US DOLLARS 2,930	Bank of New York Mellon	1/10/2020	-
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	194
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	(1)
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	(465)
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	(2,399)
US DOLLARS 83,784	EURO 72,370	Goldman Sachs	6/15/2020	1,716
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	(167)
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	225
US DOLLARS 8,257	NORWEGIAN KRONE 74,020	Goldman Sachs	3/20/2020	(161)
				$(218)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company’s net assets of $1,018,400 as of December 31, 2019.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, non-qualifying assets totaled 15.6% of the Company’s total assets.
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
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $123,733 or 12.15% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board of Directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s audit committee of the Board (the “Audit Committee”) and one or more independent third-party valuation firms engaged by the Board.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2020 and December 31, 2019, three and two loans have been placed on non-accrual status, respectively.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with US GAAP. The Company may pay distributions to its stockholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2020. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2020, the tax years that remain subject to examination are from 2016 forward.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. We do not believe this change has a material effect on our consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2020 (with corresponding percentage of total portfolio investments):

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,283,074	87.0%	$2,178,825	87.7%
First Lien Last Out Loans	16,821	0.6	16,258	0.6
Second Lien Senior Secured Loans	187,660	7.2	153,050	6.2
Subordinated Debt	14,763	0.6	15,000	0.6
Equity Interests	103,332	3.9	99,867	4.0
Preferred Equity	19,584	0.7	21,533	0.9
Warrants	—	0.0	—	0.0
Total	$2,625,234	100.0%	$2,484,533	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2020 (with corresponding percentage of total portfolio investments):

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,210,354	84.2%	$2,087,323	84.0%
United Kingdom	125,106	4.8	117,732	4.7
Cayman Islands	63,602	2.4	64,367	2.6
Luxembourg	56,293	2.1	53,484	2.2
Israel	39,017	1.5	38,867	1.6
Germany	38,651	1.5	38,275	1.5
Ireland	20,509	0.8	19,794	0.8
Sweden	18,364	0.7	15,245	0.6
Jersey	14,942	0.6	14,621	0.6
France	13,105	0.5	12,223	0.5
Australia	14,018	0.5	12,048	0.5
Netherlands	11,273	0.4	10,554	0.4
Total	$2,625,234	100.0%	$2,484,533	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2020 (with corresponding percentage of total portfolio investments):

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$393,219	15.0%	$378,539	15.2%
Aerospace & Defense	319,706	12.2	306,957	12.4
Healthcare & Pharmaceuticals	225,606	8.6	209,603	8.4
Consumer Goods: Non-Durable	211,887	8.1	206,863	8.3
Capital Equipment	188,172	7.2	185,100	7.5
Services: Business	198,438	7.6	182,645	7.4
Transportation: Cargo	117,045	4.5	113,471	4.6
Construction & Building	109,634	4.2	106,754	4.3
Wholesale	80,575	3.1	73,846	3.0
Energy: Oil & Gas	80,603	3.1	72,177	2.9
Automotive	69,217	2.6	67,997	2.7
Consumer Goods: Durable	67,532	2.6	65,370	2.6
Transportation: Consumer	69,696	2.6	61,343	2.4
FIRE: Insurance (1)	58,540	2.2	56,203	2.3
Media: Advertising, Printing & Publishing	59,762	2.3	52,736	2.1
Hotel, Gaming & Leisure	53,022	2.0	46,867	1.9
Media: Broadcasting & Subscription	43,199	1.6	43,162	1.7
Media: Diversified & Production	37,920	1.4	36,777	1.5
Chemicals, Plastics & Rubber	33,702	1.3	33,327	1.3
Retail	32,289	1.2	32,125	1.3
Services: Consumer	30,479	1.2	27,168	1.1
Telecommunications	21,850	0.8	20,879	0.8
Energy: Electricity	22,124	0.8	20,784	0.8
Environmental Industries	16,821	0.6	16,258	0.7
FIRE: Finance (1)	14,865	0.6	14,857	0.6
Banking	15,340	0.6	14,388	0.6
Containers, Packaging & Glass	11,642	0.4	11,485	0.5
FIRE: Real Estate (1)	10,805	0.4	10,024	0.4
Beverage, Food & Tobacco	21,235	0.8	9,461	0.4
Forest Products & Paper	10,309	0.4	7,367	0.3
Total	$2,625,234	100.0%	$2,484,533	100.0%

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

(1)    Finance, Insurance, and Real Estate (“FIRE”).

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

On April 30, 2019, the Company formed BCSF Complete Financing Solution Holdco, LLC (“BCSF CFSH, LLC”) and BCSF Complete Financing Solution, LLC (“BCSF Unitranche” or “BCSF CFS, LLC”), wholly-owned, newly-formed, subsidiaries. The Company received its proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. The Company also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, the Company recognized a realized gain of $0.3 million. The Company is no longer a member of ABCS. The assets the Company received from ABCS have been included in the Company’s consolidated financial statements and notes thereto.

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

Below is selected statements of operations information for the three months ended March 31, 2019:

Selected Statements of Operations Information

For the Three Months Ended
March 31, 2019
Interest Income	$38,911
Fee income	188
Total revenues	39,099
Credit facility expenses (1)	16,260
Other fees and expenses	5,066
Total expenses	21,326
Net investment income	17,773
Net increase in members’ capital from operations	$17,773

(1)   As of March 31, 2019 the ABCS Facility had $1,243.4 million of outstanding debt.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$99,546	$2,079,279	$2,178,825
First Lien Last Out Loans	—	—	16,258	16,258
Second Lien Senior Secured Loans	—	31,687	121,363	153,050
Subordinated Debt	—	—	15,000	15,000
Equity Interests	—	—	99,867	99,867
Preferred Equity	—	—	21,533	21,533
Warrants	—	—	—	—
Total Investments	$—	$131,233	$2,353,300	$2,484,533
Cash equivalents	$41,168	$—	$—	$41,168
Forward currency exchange contracts (asset)	$—	$12,903	$—	$12,903

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2019, according to the fair value hierarchy:

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost	269,337	116	—	—	6,594	—	–	276,047
Paid-in-kind interest	126	—	—	—	—	33	—	159
Net accretion of discounts (amortization of premiums)	1,019	11	90	11	—	—	—	1,131
Proceeds from principal repayments and sales of investments	(130,432)	(11,622)	—	—	—	—	—	(142,054)
Net change in unrealized depreciation on investments	(81,952)	(1,547)	(13,762)	(11)	(6,020)	(2,818)	(122)	(106,232)
Net realized losses on investments	(571)	—	—	—	—	—	—	(571)
Transfers out of Level 3	(63,815)	—	(2,735)	—	—	—	—	(66,550)
Transfers to Level 3	95,946	—	13,743	—	—	—	—	109,689
Balance as of March 31, 2020	$2,079,279	$16,258	$121,363	$15,000	$99,867	$21,533	$—	$2,353,300
Change in unrealized depreciation attributable to investments still held at March 31, 2020	$(80,065)	$(1,361)	$(13,762)	$(11)	$(6,020)	$(2,818)	$(122)	$(104,159)

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2020, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2020, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles (1)	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$—	$960,845
Purchases of investments and other adjustments to cost	112,743	307	20,096	—	51,467	—	4,722		189,335
Paid-in-kind interest	—	86	—	—	—	—	15	—	101
Net accretion of discounts (amortization of premiums)	371	27	87	17	—	—	—	—	502
Proceeds from principal repayments and sales of investments	(63,507)	(56)	(32,659)	—	—	—	—	—	(96,222)
Net change in unrealized appreciation (depreciation) on investments	(474)	515	1,047	(17)	4,521	9	152	120	5,873
Net realized gains (losses) on investments	(137)	—	270	—	—	—	—	—	133
Transfers out of Level 3	(71,418)	—	(17,384)	—	—	—	—	—	(88,802)
Transfers to Level 3	114,580	—	2,544	—	—	—	—	—	117,124
Balance as of March 31, 2019	$531,645	$28,366	$119,556	$39,625	$335,351	$26,530	$7,696	$120	$1,088,889
Change in unrealized appreciation (depreciation) attributable to investments still held at March 31, 2019	$(839)	$515	$1,047	$(17)	$4,521	$9	$152,	$120	$5,508

(1)       Represents equity investment in ABCS.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2019, transfers from Level 3 to Level 2 was primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2020 were as follows:

	As of March 31, 2020
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,926,143	Discounted Cash Flows	Comparative Yields	5.6%-14.2% (8.2%)
First Lien Senior Secured Loans	36,937	Collateral Analysis	Recovery Rate	100.0%
First Lien Last Out	16,258	Discounted Cash Flows	Comparative Yields	13.0%
Second Lien Senior Secured Loans	114,147	Discounted Cash Flows	Comparative Yields	8.4%-21.6% (13.5%)
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	13.4%
Equity Interest	21,138	Comparable Company Multiple	EBITDA Multiple	6.0x-19.0x (10.0x)
Equity Interest	78,729	Discounted Cash Flows	Discount Rate	10.0%-15.8% (14.7%)
Preferred Equity	21,533	Comparable Company Multiple	EBITDA Multiple	6.0x-11.8x (9.3x)
Warrants	–	Comparable Company Multiple	EBITDA Multiple	6.0x
Total investments	$2,229,885

(1)	Included within the Level 3 assets of $2,353,300 is an amount of $123,415 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2020. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach is the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2019 were as follows:

	As of December 31, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
First Lien Senior Secured Loans	$1,475,477	Discounted Cash Flows	Comparative Yields	4.4%-15.8% (7.7%)
First Lien Senior Secured Loans	6,363	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0%)
First Lien Senior Secured Loans	23,181	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	29,300	Discounted Cash Flows	Comparative Yields	7.1%-12.5% (10.3%)
Second Lien Senior Secured Loans	115,014	Discounted Cash Flows	Comparative Yields	6.1%-17.0% (10.4%)
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	15.3%
Equity Interest	21,495	Comparable Company Multiple	EBITDA Multiple	6.8x-17.5x (9.8x)
Equity Interest	24,514	Discounted Cash Flows	Discount Rate	10.0%-18.8% (13.4%)
Preferred Equity	23,116	Comparable Company Multiple	EBITDA Multiple	7.3x-12.5x (11.0x)
Warrants	122	Comparable Company Multiple	EBITDA Multiple	7.3	x
Total investments	$1,733,582

(1)	Included within the Level 3 assets of $2,281,681 is an amount of $548,099 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximate the carrying value of such facilities. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2020, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2020, approximate the carrying value of such facilities.

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Investment Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and BCSF Advisors, LP (“the Advisor”). On February 1, 2019, Shareholders approved the Amended Advisory Agreement which replaced the existing Investment Advisory Agreement.

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

The Advisor, however, contractually waived its right to receive the Base Management Fee in excess of 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses) during any period prior to the IPO. Additionally, for the period from the date of the IPO through December 31, 2019, the Advisor voluntarily waived its right to receive the Base Management Fee in excess of 0.75%. The Advisor was not permitted to recoup any waived amounts. In certain previous filings, management fees were presented on a net basis.

For the three months ended March 31, 2020 and 2019 management fees were $8.7 million and $6.8 million, respectively. For the three months ended March 31, 2020, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended March 31, 2019, $0.0 million was contractually waived and $2.3 million was voluntarily waived.

As of March 31, 2020 and December 31, 2019, $16.0 million and $7.3 million remained payable, respectively.

Incentive Fee

For the periods ended March 31, 2020 and 2019, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

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

Beginning with the calendar quarter that commenced on January 1, 2019, the incentive fee based on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commenced on or after January 1, 2019 (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence on or after January 1, 2019) (in either case, the “Trailing Twelve Quarters”). This calculation is referred to as the “Three-Year Lookback.”

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

For the three months ended March 31, 2020 and 2019, the Company incurred $0.0 million and $4.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $2.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended March 31, 2020 and 2019. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

There was no income incentive or income incentive fee waivers for the three months ended March 31, 2020. As a result of the income incentive fee waivers, the Company incurred $2.1 million of income incentive fees (after waivers) for the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, there was $4.5 million and $4.5 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2020 and December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations, respectively. As of March 31, 2020 and December 31, 2019, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, there were no outstanding expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. Please see below under Note 6 for additional details.

Related Party Commitments

As of March 31, 2020 and December 31, 2019, the Advisor held 389,749.51 and 389,695.20 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 9,539,043.66 and 9,539,043.66 shares of the Company at March 31, 2020 and December 31, 2019, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2019	Gross Addition	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$10,828	$—	$—	$—	$—	$10,828	$438	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,229	27,161	32	(69)	(508)	—	26,616	613	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,869	—	—	(231)	—	1,638	25	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	6,363	—	—	—	—	6,363	159	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,091	—	—	(367)	—	12,724	267	—
Gale Aviation (Offshore) Co, Equity Interest	63,602	57,773	6,594	—	—	—	64,367	1,650	—
Total Controlled affiliate investment	$121,001	$117,085	$6,626	$(69)	$(1,106)	$—	$122,536	$3,152	$—
Total	$127,721	$123,805	$6,626	$(69)	$(1,106)	$—	$129,256	$3,152	$—

(1)       Non-income producing.

Transactions during the year ended December 31, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person a portfolio company that the Company is deemed to Control are as follows:

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

(1)       Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 154% and 164%, respectively.

The Company’s outstanding borrowings as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$427,015	$427,015	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,876	365,700	365,700	363,832
JPM Credit Facility	500,000	449,593	449,593	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,091	398,750	398,750	396,034
Revolving Advisor Loan	50,000	18,325	18,325	—	—	—
Total Debt	$1,814,450	$1,659,383	$1,654,900	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2020 and year ended December 31, 2019 were 4.1% and 4.7%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$427,015	$50,000	$377,015	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	449,593	50,000	—	399,593	—
2019-1 Debt	398,750	—	—	—	398,750
Revolving Advisor Loan	18,325	—	18,325	—	—
Total Debt Obligations	$1,659,383	$100,000	$395,340	$399,593	$764,450

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

On January 8, 2020, the Company entered into an amended and restated credit agreement of its BCSF Revolving Credit Facility. The amendment amends the existing credit facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

On March 31, 2020, the Parties entered into Omnibus Amendment No. 1 to the amended and restated credit agreement. The amendment amends the existing credit facility to, among other things, provide for enhanced flexibility to purchase or contribute and borrow against revolving loans and delayed draw term loans, and to count certain additional assets in the calculation of collateral for the outstanding advances; increase the spread payable under the facility from 2.50% to 3.25% per annum; include additional events of default to the existing credit facility, including but not limited to, a qualified equity raise not effected on or prior to June 22, 2020; and, after June 22, 2020, require the Company to maintain at least $50.0 million of unencumbered liquidity or pay down the facility by at least $50.0 million.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.25%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of March 31, 2020 and December 31, 2019, there were $427.0 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and the Company was in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,398	$4,988
Unused facility fee	94	87
Amortization of deferred financing costs and upfront commitment fees	266	264
Total interest and debt financing expenses	$4,758	$5,339

2018-1 Notes

On September 28, 2018, (the “2018-1 Closing Date”), we, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of us, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the 2018-1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.37%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.32%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	3.97%
Class B	29,300	3.00% + 3 Month LIBOR	4.82%
Class C	30,400	4.00% + 3 Month LIBOR	5.82%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of March 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of March 31, 2020, there were 59 first lien and second lien senior secured loans with a total fair value of approximately $415.7 million and cash of $8.9 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.8 million and $1.9 million as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$3,518	$4,238
Amortization of deferred financing costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$3,561	$4,281

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

Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three-month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$—	$906
Unused facility fee	—	14
Amortization of deferred financing costs and upfront commitment fees	—	6
Total interest and debt financing expenses	$—	$926

JPM Credit Facility

On April 30, 2019, the Company entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The facility amount under the JPM Credit Agreement was $666.6 million. Borrowings under the JPM Credit Facility bore interest at LIBOR plus 2.75%.

On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "Amended Loan and Security Agreement") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable London Interbank Offered Rate ("LIBOR") to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the "Second Amended Loan and Security Agreement"). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020.

The facility amount under the JPM Credit Agreement is $500.0 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of March 31, 2020, there were $449.6 million borrowings under the JPM Credit Facility and we were in compliance with the terms of the JPM Credit Facility.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,924	$—
Unused facility fee	162	—
Amortization of deferred financing costs and upfront commitment fees	275	—
Total interest and debt financing expenses	$5,361	$—

2019-1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the “2019-1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019-1 CLO Transaction”). The notes issued in connection with the 2019-1 CLO Transaction (the “2019-1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019-1 Portfolio”). The Co-Issuers also issued Class A-1L Loans (the “Loans” and, together with the 2019-1 Notes, the “2019-1 Debt”). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.53%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.53%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.53%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.43%
Class C	32,500	4.75% + 3 Month LIBOR	6.58%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of March 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of March 31, 2020, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $458.7 million and cash of $9.8 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.7 million as of March 31, 2020. The 2019-1 issuer was not in existence as of March 31, 2019 and the 2019-1 Debt were not outstanding.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,137	$—
Amortization of deferred financing costs and upfront commitment fees	57	—
Total interest and debt financing expenses	$4,194	$—

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. The Applicable Federal Rate as of March 31, 2020 was 1.59%. As of March 31, 2020, there were $18.3 million borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$2	$—

Total interest and debt financing expenses	$2	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2020 and December 31, 2019 is included on the consolidated schedule of investments by contract. The Company had collateral receivable of $0.4 million and collateral payable of $0.5 million for March 31, 2020 and collateral payable of $0.3 million for December 31, 2019 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $245.4 million. For the three months ended March 31, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $128.0 million.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2020.

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,128	$—	$1,128	$(471)	$657
Citibank	Unrealized appreciation on forward currency contracts	$240	$—	$240	$—	$240
Goldman Sachs	Unrealized appreciation on forward currency contracts	$11,535	$—	$11,535	$—	$11,535

(1)	Amount excludes excess cash collateral paid.
(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2019:

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Net realized gain on forward currency exchange contracts	$1,505	$3,633
Net change in unrealized appreciation on forward currency exchange contracts	13,121	(3,283)
Total net realized and unrealized gains on forward currency exchange contracts	$14,626	$350

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($13.6) million and $0.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $14.6 million and $0.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.0 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
Total distributions declared			$0.41	$21,176

The distributions declared during the three months ended March 31, 2020 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
Total distributions declared			$0.41	$21,108

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2020 and December 31, 2019, BCSF Advisors, LP contributed in aggregate $7.8 million to the Company and received 389,749.51 shares of the Company and contributed $7.8 million to the Company and received 389,695.20 shares of the Company, respectively. At March 31, 2020 and December 31, 2019, BCSF Advisors, LP owned 0.75% and 0.75%, respectively, of the outstanding common stock of the Company.

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

For the three months ended March 31, 2020 and 2019, there were no shares issued or shares issued pursuant to the dividend reinvestment plan.

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. As of December 31, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2020, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2020, the Company had $90.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$1,155
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	2,431
AMI US Holdings Inc. - Revolver	4/1/2024	140
Amspec Services, Inc. - Revolver	7/2/2024	113
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	1,417
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581
Batteries Plus Holding Corporation - Revolver	7/6/2022	710
Captain D's LLC - Revolver	12/15/2023	485
CMI Marketing Inc. - Revolver	5/24/2023	704
Cruz Bay Publishing, Inc. - Delayed Draw	5/4/2020	1,098
CST Buyer Company - Revolver	10/3/2025	876
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Delayed Draw	7/18/2025	2,267
Grammer Purchaser, Inc. - Revolver	9/30/2024	683
Green Street Parent, LLC - Revolver	8/27/2025	1,210
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	806
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	2,746
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	2,463
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux UK Finance Limited - Revolver	12/19/2024	4
MRI Software LLC - Delayed Draw	2/10/2026	3,906
MRI Software LLC - Revolver	2/10/2026	891
Profile Products LLC - Revolver	12/20/2024	1,150
Refine Intermediate, Inc. - Revolver	9/3/2026	4,450
Solaray, LLC - Revolver	9/9/2022	623
Tidel Engineering, L.P. - Revolver	3/1/2023	1,417
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	1,068
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
Whitcraft LLC - Revolver	4/3/2023	362
WU Holdco, Inc. - Revolver	3/26/2025	26
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	855
Total First Lien Senior Secured Loans		$90,872

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	For The Three Months Ended March 31,
	2020	2019
Per share data:
Net asset value at beginning of period	$19.72	$19.46
Net investment income (1)	0.44	0.41
Net realized gain (loss) (1)(7)	(0.18)	0.05
Net change in unrealized appreciation (depreciation) (1)(2)(8)	(2.28)	0.30
Net increase (decrease) in net assets resulting from operations (1)(9)(10)	(2.02)	0.76
Stockholder distributions from income (3)	(0.41)	(0.41)
Net asset value at end of period	$17.29	$19.81

Net assets at end of period	$892,777	$1,019,834
Shares outstanding at end of period	51,649,812.27	51,482,137.46
Per share market value at end of period	$9.27	$19.30
Total return based on market value (12)	(51.01)%	17.47%
Total return based on net asset value (4)	(10.24)%	3.91%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.90%	8.55%
Ratio of total net expenses to average net assets (5)(11)(13)	11.47%	7.59%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.07%	4.27%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.47%	7.38%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.45%	2.72%
Average principal debt outstanding	$1,581,868	$833,999
Portfolio turnover (6)	7.21%	10.81%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)	Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was 0.00% and (0.20%) for the three months ended March 31, 2020 and 2019, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and (0.22%) for the three months ended March 31, 2020 and 2019, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2020 would be 8.90%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2019 would be 8.13%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2020 would be 11.47%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2019 would be 8.02%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights will entitle record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock at an estimated price per share of $9.46. Record stockholders will receive one right for each share of common stock owned on the record date. The rights will entitle the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercise their rights will be entitled to subscribe, subject to certain limitations and allotment, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights are transferable and we have applied to list the rights on the New York Stock Exchange under the symbol “BCSF RT”. Our Board has determined that it is in the best interest of the Company and its stockholders to raise additional equity capital, via the rights offering, to (i) repay outstanding indebtedness, including indebtedness under the BCSF Revolving Credit Facility and the JPM Credit Facility, in an aggregate amount equal to at least $100 million, in order to continue to maintain an appropriate level of debt in a challenging market environment, (ii) support our existing portfolio companies, particularly in light of current market conditions, and (iii) make opportunistic investments, in accordance with our investment objectives and policies, in assets that the Advisor believes have become undervalued due to the current extreme market volatility, and on more attractive terms than we would otherwise be able to obtain under typical, less volatile market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2020, we have invested approximately $3.7 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. Due to the impact of COVID-19 and related measures taken to contain its spread, investment activity for the first quarter of 2020 was focused primarily on meeting undrawn commitments from existing portfolio companies and, to a lesser extent, opportunistically pursuing investments made available or potentially more attractively priced as a result of market disruptions. The future duration and breadth of the adverse impact of COVID-19 on the broader markets in which the Company invests cannot currently be accurately predicted and future investment activity of the Company will be subject to these effects and the related uncertainty.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2020 and December 31, 2019, 99.7% and 99.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of March 31, 2020, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook.

Impact of COVID-19

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The extent to which the COVID-19 pandemic will adversely impact the Company’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of this outbreak, and any future outbreaks.

It is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact the Company and portfolio companies and in many instances the impact will be profound. For example, smaller and middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. With respect to loans to such companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause the Company to suffer a loss on its investments or interest thereon. The Company will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to regular business operations. The Company has limited exposure to cyclical industries, including those currently experiencing significant distress, such as the energy, hospitality, and airline industries. The Company has no direct investments in commercial aviation companies and has focused on identifying portfolio companies in defensive industries such as technology, aerospace & defense and healthcare & pharmaceuticals with an emphasis on the durability of a portfolio company’s cash flow profile.

With respect to the Company’s investments, we are taking incremental steps in actively overseeing all of our individual portfolio companies. These measures include, among other things, (i) frequent communication with our portfolio company management teams and related private equity sponsors to understand the expected financial performance impact of the COVID-19 pandemic; (ii) re-underwriting our portfolio companies to understand the impact if the current economic environment persists; and (iii) the creation of an internal working group focused on understanding the potential financial needs of our portfolio companies and engaging with these companies and their private equity sponsors, as needed.

The effects of the COVID-19 pandemic on economic and market conditions have increased the Company’s demands to provide capital to its existing portfolio companies. During the month of March 2020, we received unprecedented draw requests on revolving credit and delayed draw facilities we provided to our portfolio companies as many of them sought to husband excess cash as a defensive measure in these uncertain times. All of those draws were met in a timely fashion and we maintain adequate cash and additional borrowing capacity in reserve to meet any further such draw requests.

The Company experienced a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019. The significant decrease is primarily the result of the impact of the COVID-19 pandemic. During the three months ended March 31, 2020, the Company had significant net losses driven by unrealized depreciation across the fair value of the Company’s investments due to spread widening.

The decline in value of the Company’s net asset value, together, with the new fundings of draw requests on revolving credit and delayed draw facilities, caused the Company’s asset coverage to decrease as of March 31, 2020 as compared to our asset coverage as of December 31, 2019. As of March 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. As of March 31, 2020, the Company’s asset coverage was 154%.

As of March 31, 2020, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of March 31, 2020. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company's access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies.

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested $276.3 million, including PIK, in 52 portfolio companies, and had $180.7 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $95.6 million for the period. Of the $276.3 million invested during the three months ended March 31, 2020, $165.4 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended March 31, 2019, we invested $275.6 million, including PIK, in 45 portfolio companies, including ABCS as a single portfolio company, and had $192.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $83.4 million for the period.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2020 (dollars in thousands):

	As of March 31, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,283,074	87.0%	$2,178,825	87.7%	6.9%	7.2%
First Lien Last Out Loans	16,821	0.6	16,258	0.6	10.7	11.1
Second Lien Senior Secured Loans	187,660	7.2	153,050	6.2	9.2	10.8
Subordinated Debt	14,763	0.6	15,000	0.6	12.7	12.5
Equity Interests	103,332	3.9	99,867	4.0	10.1	9.9
Preferred Equity	19,584	0.7	21,533	0.9	15.1	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,625,234	100.0%	$2,484,533	100.0%	7.3%	7.6%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%	7.5%	7.5%
First Lien Last Out Loans	28,315	1.1	29,300	1.2	9.9	9.5
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0	9.7	10.0
Subordinated Debt	14,752	0.6	15,000	0.5	13.5	13.3
Corporate Bonds	22,412	0.9	17,508	0.7	8.5	10.8
Equity Interests	96,736	3.8	99,293	3.9	7.7	7.5
Preferred Equity	19,551	0.8	24,318	1.0	15.1	15.1
Warrants	—	0.0	122	0.0	N/A	N/A
Total	$2,537,263	100.0%	$2,527,055	100.0%	7.8%	7.8%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2020:

As of
March 31, 2020
Number of portfolio companies	108
Percentage of debt bearing a floating rate (1)	99.7%
Percentage of debt bearing a fixed rate (1)	0.3%

(1)       Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2019:

As of
December 31, 2019
Number of portfolio companies	114
Percentage of debt bearing a floating rate (1)	99.0%
Percentage of debt bearing a fixed rate (1)	1.0%

(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2020 (dollars in thousands):

	As of March 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,579,499	98.3%	$2,458,445	98.9%
Non-accrual	45,735	1.7	26,088	1.1
Total	$2,625,234	100%	$2,484,533	100%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,110	99.4%	$2,523,626	99.9%
Non-accrual	14,153	0.6	3,429	0.1
Total	$2,537,263	100.0%	$2,527,055	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, there had been three loans placed on non-accrual in the Company's portfolio and only 1.1% of portfolio, based on fair value, was on non-accrual status. This is compared to two loans on non-accrual as of December 31, 2019 and 0.1% of the portfolio being on non-accrual status.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2020 (dollars in thousands):

	As of March 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$55,128	2.0%	$55,128	2.2%
Foreign cash	943	0.0	632	0.0
Restricted cash	18,706	0.7	18,706	0.7
First Lien Senior Secured Loans	2,283,074	84.6	2,178,825	85.1
First Lien Last Out Loans	16,821	0.6	16,258	0.6
Second Lien Senior Secured Loans	187,660	7.0	153,050	6.0
Subordinated Debt	14,763	0.6	15,000	0.7
Equity Interests	103,332	3.8	99,867	3.9
Preferred Equity	19,584	0.7	21,533	0.8
Warrants	—	0.0	—	0.0
Total	$2,700,011	100.0%	$2,558,999	100.0%

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2019 (dollars in thousands):

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2020 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of March 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$393,219	15.0%	$378,539	15.2%
Aerospace & Defense	319,706	12.2	306,957	12.4
Healthcare & Pharmaceuticals	225,606	8.6	209,603	8.4
Consumer Goods: Non-Durable	211,887	8.1	206,863	8.3
Capital Equipment	188,172	7.2	185,100	7.5
Services: Business	198,438	7.6	182,645	7.4
Transportation: Cargo	117,045	4.5	113,471	4.6
Construction & Building	109,634	4.2	106,754	4.3
Wholesale	80,575	3.1	73,846	3.0
Energy: Oil & Gas	80,603	3.1	72,177	2.9
Automotive	69,217	2.6	67,997	2.7
Consumer Goods: Durable	67,532	2.6	65,370	2.6
Transportation: Consumer	69,696	2.6	61,343	2.4
FIRE: Insurance (1)	58,540	2.2	56,203	2.3
Media: Advertising, Printing & Publishing	59,762	2.3	52,736	2.1
Hotel, Gaming & Leisure	53,022	2.0	46,867	1.9
Media: Broadcasting & Subscription	43,199	1.6	43,162	1.7
Media: Diversified & Production	37,920	1.4	36,777	1.5
Chemicals, Plastics & Rubber	33,702	1.3	33,327	1.3
Retail	32,289	1.2	32,125	1.3
Services: Consumer	30,479	1.2	27,168	1.1
Telecommunications	21,850	0.8	20,879	0.8
Energy: Electricity	22,124	0.8	20,784	0.8
Environmental Industries	16,821	0.6	16,258	0.7
FIRE: Finance (1)	14,865	0.6	14,857	0.6
Banking	15,340	0.6	14,388	0.6
Containers, Packaging & Glass	11,642	0.4	11,485	0.5
FIRE: Real Estate (1)	10,805	0.4	10,024	0.4
Beverage, Food & Tobacco	21,235	0.8	9,461	0.4
Forest Products & Paper	10,309	0.4	7,367	0.3
Total	$2,625,234	100.0%	$2,484,533	100.0%

(1)	Finance, Insurance and Real Estate (“FIRE”).

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$356,086	14.0%	$356,073	14.1%
Aerospace & Defense	305,111	12.0	307,863	12.2
Healthcare & Pharmaceuticals	255,579	10.1	254,014	10.1
Consumer Goods: Non-Durable	195,602	7.7	196,653	7.8
Capital Equipment	183,618	7.2	186,913	7.4
Services: Business	165,286	6.5	165,862	6.5
Transportation: Cargo	116,074	4.6	116,237	4.6
Construction & Building	107,413	4.2	108,176	4.3
Wholesale	79,542	3.1	78,225	3.1
Energy: Oil & Gas	77,264	3.0	77,979	3.1
Automotive	66,522	2.6	67,374	2.7
Consumer Goods: Durable	63,712	2.5	63,394	2.5
Transportation: Consumer	62,473	2.5	61,662	2.3
Media: Advertising, Printing & Publishing	59,419	2.3	54,765	2.2
FIRE: Insurance (1)	52,367	2.1	54,086	2.1
Hotel, Gaming & Leisure	52,866	2.1	53,074	2.1
Media: Broadcasting & Subscription	43,165	1.7	44,247	1.8
Media: Diversified & Production	35,670	1.4	36,403	1.4
Retail	34,774	1.4	34,827	1.4
Chemicals, Plastics & Rubber	32,288	1.3	32,446	1.3
Services: Consumer	30,458	1.2	30,794	1.2
Banking	25,656	1.0	25,466	1.0
Energy: Electricity	22,172	0.9	22,134	0.9
Telecommunications	21,323	0.8	21,343	0.8
Beverage, Food & Tobacco	30,687	1.2	19,531	0.8
Environmental Industries	16,814	0.7	17,612	0.7
Containers, Packaging & Glass	11,637	0.5	11,633	0.5
FIRE: Real Estate (1)	10,786	0.4	10,443	0.4
Forest Products & Paper	10,301	0.4	9,700	0.4
Utilities: Electric	12,598	0.6	8,126	0.3
Total	$2,537,263	100.0%	$2,527,055	100.0%

(1)	Finance, Insurance and Real Estate (“FIRE”).

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

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2020 (dollars in thousands):

	As of March 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$15,245	0.6%	1	0.9%
2	2,128,915	85.7	88	81.5
3	313,896	12.6	17	15.7
4	26,477	1.1	2	1.9
Total	$2,484,533	100.0%	108	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9
Total	$2,527,055	100.0%	114	100.0%

We believe that, overall, our portfolio has continued to perform well, with approximately 86% of loans performing at or above expectations.

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

On April 30, 2019, we formed BCSF Complete Financing Solution Holdco, LLC (“BCSF CFSH, LLC”) and BCSF Complete Financing Solution, LLC (“BCSF Unitranche” or “BCSF CFS, LLC”), wholly-owned, newly-formed, subsidiaries. We received our proportionate share of all assets which represented 44.737% of ABCS. The portfolio of investments that was distributed to us comprised of 25 senior secured unitranche loans with a fair value of $919.0 million and cash of $3.2 million. We also assumed the obligation to fund outstanding unfunded commitments of $31.4 million. In connection with the distribution, we recognized a realized gain of $0.3 million. We are no longer a member of ABCS. The assets we received from ABCS have been included in the Company’s consolidated financial statements and notes thereto.

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

Below is selected statements of operations information for the three months ended March 31, 2019:

Selected Statements of Operations Information

For the Three Months Ended
March 31, 2019
Interest Income	$38,911
Fee income	188
Total revenues	39,099
Credit facility expenses (1)	16,260
Other fees and expenses	5,066
Total expenses	21,326
Net investment income	17,773
Net increase in members’ capital from operations	$17,773

(1)	As of March 31, 2019 the ABCS Facility had $1,243.4 million of outstanding debt.

Results of Operations

Our operating results for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Total investment income	$51,496	$39,890
Total expenses, net of fee waivers	28,996	18,647
Net investment income before taxes	22,500	21,243
Net investment income after taxes	22,500	21,243
Net realized gain (loss)	(9,366)	2,789
Net change in unrealized appreciation (depreciation)	(117,581)	15,281
Net increase (decrease) in net assets resulting from operations	$(104,447)	$39,313

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Interest income	$48,643	$30,495
Dividend income	2,413	9,373
Other income	440	22
Total investment income	$51,496	$39,890

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $48.6 million for the three months ended March 31, 2020 from $30.5 million for the three months ended March 31, 2019, primarily due to the growth of our investment portfolio and an increase in accelerated unamortized discounts from paydowns. Our investment portfolio at amortized cost increased to $2,625.2 million from $1,836.5 million as of March 31, 2020 and 2019, respectively. Accelerated unamortized discounts from paydowns increased to $1.5 million for the three months ended March 31, 2020 from $0.6 million for the three months ended March 31, 2019. Dividend income decreased to $2.4 million for the three months ended March 31, 2020 from $9.4 million for the three months ended March 31, 2019, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. Other income increased to $0.4 for the three months ended March 31, 2020, primarily due to an increase in amendment fees earned on certain investments and prepayment fees. As of March 31, 2020, the weighted average yield of our investment portfolio at amortized cost decreased to 7.3% from 8.8% as of March 31, 2019.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Interest and debt financing expenses	$17,876	$10,546
Base management fee	8,726	6,751
Incentive fee	—	4,086
Professional fees	970	550
Directors fees	175	105
Other general and administrative expenses	1,249	841
Total expenses, before fee waivers	$28,996	$22,879
Base management fee waiver	—	(2,250)
Incentive fee waiver	—	(1,982)
Total expenses, net of fee waivers	$28,996	$18,647

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $17.9 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively. Interest and debt financing expense for the three months ended March 31, 2020 as compared to March 31, 2019, increased primarily due to higher principal debt balances outstanding on our revolving credit facilities and the issuance of our 2019-1 Debt in August 2019. The weighted average principal debt balance outstanding for the three months ended March 31, 2020 was $1,581.9 million compared to $834.0 million for the three months ended March 31, 2019.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 4.1% and 4.7% as of March 31, 2020 and December 31, 2019, respectively.

Management Fees

Management fees (net of waivers) increased to $8.7 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019. Management fees (gross of waivers) increased to $8.7 million for the three months ended March 31, 2020 from $6.8 million for the three months ended March 31, 2019, primarily due to an increase in assets to $2.6 billion as of March 31, 2020 from $2.0 billion as of March 31, 2019. Management fees waived for the three months ended March 31, 2020 and 2019 were $0.0 million and $2.3 million, respectively. As of December 31, 2019, the voluntary management fee waiver related to ABCS has expired.

Incentive Fees

Incentive fee (net of waivers) decreased to $0.0 million for the three months ended March 31, 2020 from $2.1 million for the three months ended March 31, 2019. The Company did not incur an incentive fee for the three months ended March 31, 2020 due to the Incentive Fee Cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended March 31, 2020 and $2.0 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.2 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net realized gain on investments	$185	$439
Net realized loss on investments	(10,641)	(1,289)
Net realized gain on foreign currency transactions	132	18
Net realized loss on foreign currency transactions	(547)	(12)
Net realized gain on forward currency exchange contracts	1,681	3,633
Net realized loss on forward currency exchange contracts	(176)	—
Net realized gains (losses)	$(9,366)	$2,789

Change in unrealized appreciation on investments	$5,080	$24,822
Change in unrealized depreciation on investments	(135,573)	(6,060)
Net change in unrealized appreciation (depreciation) on investments	(130,493)	18,762
Unrealized depreciation on foreign currency translation	(209)	(198)
Unrealized appreciation (depreciation) on forward currency exchange contracts	13,121	(3,283)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	12,912	(3,481)
Net change in unrealized appreciation (depreciation)	$(117,581)	$15,281

For the three months ended March 31, 2020, and 2019, we had net realized gains (losses) on investments of ($10.5) million and ($0.8) million, respectively. For the three months ended March 31, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of ($0.4) million and $0.0 million, respectively. For the three months ended March 31, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of $1.5 million and $3.6 million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the three months ended March 31, 2020, we had $5.1 million in unrealized appreciation on 3 portfolio company investments which was primarily related to unrealized appreciation due to the reversal of unrealized depreciation upon pay-off, which was offset by $135.6 million in unrealized depreciation on 117 portfolio company investments. Unrealized depreciation for the three months ended March 31, 2020 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

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

For the three months ended March 31, 2020 and 2019, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $13.1 million and ($3.3) million, respectively. For the three months ended March 31, 2020, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the three months ended March 31, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(13,012)	$646
Net realized gain (loss) on investments due to foreign currency	2	—
Net change in unrealized depreciation on foreign currency translation	(209)	(198)
Net realized gain (loss) on foreign currency transactions	(415)	6
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	13,121	(3,283)
Net realized gain on forward currency exchange contracts	1,505	3,633
Foreign currency impact to net increase in net assets resulting from operations	$992	$804

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($13.6) million and $0.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $14.6 million and $0.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.0 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($104.4) million and $39.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($2.02) and $0.76, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 154% and 164%, respectively.

At March 31, 2020 and December 31, 2019, we had $74.5 million and $68.8 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2020, we had approximately $73.0 million of availability on our BCSF Revolving Credit Facility, $50.4 million of availability on our JPM Credit Facility and $31.7 million Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2019, we had approximately $232.0 million of availability on our BCSF Revolving Credit Facility and $119.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2020, cash, foreign cash, restricted cash, and cash equivalents increased by $5.6 million. During the three months ended March 31, 2020, we used $51.4 million in cash for operating activities. The decrease in cash used for operating activities is primarily related to the purchase of investments of $275.9 million and a net decrease in net assets resulting from operations of $104.4 million, which was offset by proceeds from principal payments and sales of investments of $190.6 million and the net change in unrealized depreciation on investments of $130.5 million. During the three months ended March 31, 2020, we generated $57.9 million from financing activities, primarily from borrowings on our debt from BCSF Revolving Credit Facility, JPM Credit Facility, and Revolving Advisor Loan, offset by repayments on our debt of $252.9 million and distributions paid during the period of $21.2 million.

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

BCSF Investments, LLC and certain individuals adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of our common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. As of December 31, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

During the three months ended March 31, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2019, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2020, there have been no repurchases of common stock.

Debt

Debt consisted of the following as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	As of March 31, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$427,015	$427,015	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,876	365,700	365,700	363,832
JPM Credit Facility	500,000	449,593	449,593	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,091	398,750	398,750	396,034
Revolving Advisor Loan	50,000	18,325	18,325	—	—	—
Total Debt	$1,814,450	$1,659,383	$1,654,900	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

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

On January 8, 2020, the Company entered into an amended and restated credit agreement of its BCSF Revolving Credit Facility. The amendment amends the existing credit facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

On March 31, 2020, the Parties entered into Omnibus Amendment No. 1 to the amended and restated credit agreement. The amendment amends the existing credit facility to, among other things, provide for enhanced flexibility to purchase or contribute and borrow against revolving loans and delayed draw term loans, and to count certain additional assets in the calculation of collateral for the outstanding advances; increase the spread payable under the facility from 2.50% to 3.25% per annum; include additional events of default to the existing credit facility, including but not limited to, a qualified equity raise not effected on or prior to June 22, 2020; and, after June 22, 2020, require the Company maintain at least $50.0 million of unencumbered liquidity or pay down the facility by at least $50.0 million.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.25%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of March 31, 2020 and December 31, 2019, there were $427.0 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,398	$4,988
Unused facility fee	94	87
Amortization of deferred financing costs and upfront commitment fees	266	264
Total interest and debt financing expenses	$4,758	$5,339

2018-1 Notes

On September 28, 2018, (the “2018-1 Closing Date”), we, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of us, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the 2018-1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	3.37%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	3.32%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	3.97%
Class B	29,300	3.00% + 3 Month LIBOR	4.82%
Class C	30,400	4.00% + 3 Month LIBOR	5.82%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of March 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of March 31, 2020, there were 59 first lien and second lien senior secured loans with a total fair value of approximately $415.7 million and cash of $8.9 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2018-1 Issuer was $1.8 million and $1.9 million as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$3,518	$4,238
Amortization of deferred financing costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$3,561	$4,281

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

Borrowings under the Citibank Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three-month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$—	$906
Unused facility fee	—	14
Amortization of deferred financing costs and upfront commitment fees	—	6
Total interest and debt financing expenses	$—	$926

JPM Credit Facility

On April 30, 2019, the Company entered into a loan and security agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The facility amount under the JPM Credit Agreement was $666.6 million. Borrowings under the JPM Credit Facility bore interest at LIBOR plus 2.75%.

On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "Amended Loan and Security Agreement") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable London Interbank Offered Rate ("LIBOR") to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the "Second Amended Loan and Security Agreement"). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020.

The facility amount under the JPM Credit Agreement is currently $500.0 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of March 31, 2020, there were $449.6 million borrowings under the JPM Credit Facility and we were in compliance with the terms of the JPM Credit Facility.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,924	$—
Unused facility fee	162	—
Amortization of deferred financing costs and upfront commitment fees	275	—
Total interest and debt financing expenses	$5,361	$—

2019-1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019-1 LLC (the “2019-1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019-1 CLO Transaction”). The notes issued in connection with the 2019-1 CLO Transaction (the “2019-1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019-1 Portfolio”). The Co-Issuers also issued Class A-1L Loans (the “Loans” and, together with the 2019-1 Notes, the “2019-1 Debt”). The Loans are also secured by the 2019-1 Portfolio. At the 2019-1 closing date, the 2019-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019-1 CLO Transaction.

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	3.53%
Class A-1	222,500	1.70% + 3 Month LIBOR	3.53%
Class A-2A	50,750	2.70% + 3 Month LIBOR	4.53%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	5.43%
Class C	32,500	4.75% + 3 Month LIBOR	6.58%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of March 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of March 31, 2020, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $458.7 million and cash of $9.8 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized deferred financing costs related to the 2019-1 Issuer was $2.7 million as of March 31, 2020. The 2019-1 issuer was not in existence as of March 31, 2019 and the 2019-1 Debt were not outstanding.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$4,137	$—
Amortization of deferred financing costs and upfront commitment fees	57	—
Total interest and debt financing expenses	$4,194	$—

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. The Applicable Federal Rate as of March 31, 2020 was 1.59%. As of March 31, 2020, there were $18.3 million borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$2	$—
Total interest and debt financing expenses	$2	$—

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
Total distributions declared			$0.41	$21,176

The following table summarizes distributions declared during the three months ended March 31, 2019 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
Total distributions declared			$0.41	$21,108

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

As of March 31, 2020, the Company had $90.9 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$1,155
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	2,431
AMI US Holdings Inc. - Revolver	4/1/2024	140
Amspec Services, Inc. - Revolver	7/2/2024	113
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	1,417
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581
Batteries Plus Holding Corporation - Revolver	7/6/2022	710
Captain D's LLC - Revolver	12/15/2023	485
CMI Marketing Inc. - Revolver	5/24/2023	704
Cruz Bay Publishing, Inc. - Delayed Draw	5/4/2020	1,098
CST Buyer Company - Revolver	10/3/2025	876
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Delayed Draw	7/18/2025	2,267
Grammer Purchaser, Inc. - Revolver	9/30/2024	683
Green Street Parent, LLC - Revolver	8/27/2025	1,210
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	806
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	2,746
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	2,463
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux UK Finance Limited - Revolver	12/19/2024	4
MRI Software LLC - Delayed Draw	2/10/2026	3,906
MRI Software LLC - Revolver	2/10/2026	891
Profile Products LLC - Revolver	12/20/2024	1,150
Refine Intermediate, Inc. - Revolver	9/3/2026	4,450
Solaray, LLC - Revolver	9/9/2022	623
Tidel Engineering, L.P. - Revolver	3/1/2023	1,417
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	1,068
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
Whitcraft LLC - Revolver	4/3/2023	362
WU Holdco, Inc. - Revolver	3/26/2025	26
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	855
Total First Lien Senior Secured Loans		$90,872

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

During the month of March 2020, we received unprecedented draw requests on revolving credit and delayed draw facilities we provided to our portfolio companies as many of them sought to husband excess cash as a defensive measure in these uncertain times. All of those draws were met in a timely fashion and we maintain adequate cash and additional borrowing capacity in reserve to meet any further such draw requests.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If we cannot obtain a price from an independent pricing service or if the independent pricing service is not deemed to be representative with the market, we value certain investments held by us on the basis of prices provided by principal market makers. Generally investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained, in some cases, primarily illiquid securities, multiple quotes may not be available and the mid of the bid/ask from one broker will be used. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board, based on the input of our Advisor, our Audit Committee and one or more independent third-party valuation firms engaged by our Board.

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

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio companies ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion. Spreads have generally widened as a result of the impact of COVID-19 and the pricing of many of the Company's portfolio securities has become more volatile. There can be no assurance that this volatility will abate over the short or medium term.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of March 31, 2020 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$427,015	$50,000	$377,015	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	449,593	50,000	—	399,593	—
2019-1 Debt	398,750	—	—	—	398,750
Revolving Advisor Loan	18,325	—	18,325	—	—
Total Debt Obligations	$1,659,383	$100,000	$395,340	$399,593	$764,450

Subsequent Events

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights will entitle record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock at an estimated price per share of $9.46. Record stockholders will receive one right for each share of common stock owned on the record date. The rights will entitle the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercise their rights will be entitled to subscribe, subject to certain limitations and allotment, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights are transferable and we have applied to list the rights on the New York Stock Exchange under the symbol “BCSF RT”. Our Board has determined that it is in the best interest of the Company and its stockholders to raise additional equity capital, via the rights offering, to (i) repay outstanding indebtedness, including indebtedness under the BCSF Revolving Credit Facility and the JPM Credit Facility, in an aggregate amount equal to at least $100 million, in order to continue to maintain an appropriate level of debt in a challenging market environment, (ii) support our existing portfolio companies, particularly in light of current market conditions, and (iii) make opportunistic investments, in accordance with our investment objectives and policies, in assets that the Advisor believes have become undervalued due to the current extreme market volatility, and on more attractive terms than we would otherwise be able to obtain under typical, less volatile market conditions.

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

Assuming that the statement of financial condition as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

			Net Increase
	Increase (Decrease) in	Increase (Decrease) in	(Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(4,856)	$(4,116)	$(740)
Up 100 basis points	24,195	16,464	7,731
Up 200 basis points	49,279	32,928	16,351
Up 300 basis points	74,559	49,391	25,168

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this prospectus, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company, our portfolio companies and our investments, it is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact the Company and portfolio companies and in many instances the impact will be profound.  For example, many of the smaller and middle market companies in which we may invest are being significantly negatively impacted by these emerging events and the uncertainty caused by these events.  With respect to loans to such companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause the Company to suffer a loss on its investments or interest thereon. The Company will also be negatively affected if the operations and effectiveness of the Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to regular business operations. The Company has limited exposure to cyclical industries, including those currently experiencing significant distress, such as the energy, hospitality, and airline industries. The Company has no direct investments in commercial aviation companies and has focused on identifying portfolio companies in defensive industries such as technology, aerospace & defense and healthcare & pharmaceuticals with an emphasis on the durability of a portfolio company’s cash flow profile. For more information regarding the impact of current events and market conditions on the Company and our portfolio companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by us and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements and otherwise negatively impact our current debt financing arrangements.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 outbreak, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

So far, the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

The expected discontinuation of LIBOR could have a significant impact on our business.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. Such announcement indicates that the continuation of LIBOR and other Reference Rates on the current basis cannot and will not be guaranteed after 2021. This announcement and any additional regulatory or market changes may have an adverse impact on our portfolio companies, our performance or our financial condition. Any replacement rate that is chosen may be less favorable than the current rates. Until the announcement of the replacement rate, our portfolio companies may continue to invest in instruments that reference LIBOR or otherwise use LIBOR due to favorable liquidity or pricing.

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

In advance of 2021, regulators and market participants will seek to work together to identify or develop successor reference rates and how the calculation of associated spreads (if any) should be adjusted. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Additionally, prior to 2021, it is expected that industry trade associations and participants will focus on the transition mechanisms by which the reference rates and spreads (if any) in existing contracts or instruments may be amended, whether through marketwide protocols, fallback contractual provisions, bespoke negotiations or amendments or otherwise. Nonetheless, the termination of LIBOR presents risks to us and our portfolio companies. At this time, it is not possible to exhaustively identify or predict the effect of any such changes, any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).
10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).
10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).
10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

Exhibit Number	Description of Document
10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).
10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).
10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

Exhibit Number	Description of Document
10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.25*	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank
10.26*	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advsiors, LP, as Lender.
10.27*	Omnibus Amendment No. 1 to Amended and Restated Credit Agrement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: May 4, 2020	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 4, 2020	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer