Form 10-Q
period 2020-06-30
Bain Capital Specialty Finance, Inc.
filed 2020-08-05
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,467,545 and $2,416,854, respectively)	$2,334,972	$2,403,250
Non-controlled/affiliate investment (amortized cost of $6,720 and $6,720, respectively)	9,728	6,720
Controlled affiliate investment (amortized cost of $136,127 and $113,689, respectively)	131,287	117,085
Cash and cash equivalents	76,364	36,531
Foreign cash (cost of $520 and $854, respectively)	305	810
Restricted cash and cash equivalents	26,230	31,505
Collateral receivable on forward currency exchange contracts	1,604	-
Deferred financing costs	3,562	3,182
Interest receivable on investments	16,214	22,482
Receivable for sales and paydowns of investments	2,468	21,994
Unrealized appreciation on forward currency exchange contracts	3,070	1,034
Dividend receivable	4,214	961
Total Assets	$2,610,018	$2,645,554

Liabilities
Debt (net of unamortized debt issuance costs of $7,876 and $4,584, respectively)	$1,542,281	$1,574,635
Offering costs payable	1,286	-
Interest payable	10,888	15,534
Payable for investments purchased	95	293
Collateral payable on forward currency exchange contracts	-	331
Unrealized depreciation on forward currency exchange contracts	32	1,252
Base management fee payable	8,640	7,265
Incentive fee payable	-	4,513
Accounts payable and accrued expenses	3,892	2,155
Distributions payable	21,951	21,176
Total Liabilities	1,589,065	1,627,154

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 51,649,812 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	65	52
Paid in capital in excess of par value	1,166,685	1,038,343
Total distributable earnings (loss)	(145,797)	(19,995)
Total Net Assets	1,020,953	1,018,400
Total Liabilities and Total Net assets	$2,610,018	$2,645,554

Net asset value per share	$15.81	$19.72

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019	2020	2019
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$44,147	$44,938	$92,018	$75,326
Dividend income	681	-	714	16
Other income	59	369	499	391
Total investment income from non-controlled/non-affiliate investments	44,887	45,307	93,231	75,733

Investment income from controlled affiliate investments:
Interest from investments	738	135	1,510	242
Dividend income	2,246	5,152	4,626	14,510
Other income	-	4	-	4
Total investment income from controlled affiliate investments	2,984	5,291	6,136	14,756
Total investment income	47,871	50,598	99,367	90,489

Expenses
Interest and debt financing expenses	17,312	16,619	35,188	27,165
Base management fee	8,639	7,983	17,365	14,734
Incentive fee	-	4,490	-	8,575
Professional fees	643	275	1,613	826
Directors fees	171	106	346	211
Other general and administrative expenses	1,084	1,587	2,333	2,430
Total expenses before fee waivers	27,849	31,060	56,845	53,941
Base management fee waiver	-	(1,617)	-	(3,867)
Incentive fee waiver	-	-	-	(1,982)
Total expenses, net of fee waivers	27,849	29,443	56,845	48,092
Net investment income	20,022	21,155	42,522	42,397

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	52	(571)	(10,404)	(1,421)
Net realized gain on controlled affiliate investments	-	265	-	265
Net realized gain (loss) on foreign currency transactions	66	(318)	(349)	(312)
Net realized gain on forward currency exchange contracts	5,097	7,063	6,602	10,696
Net change in unrealized appreciation (depreciation) on foreign currency translation	104	499	(105)	300
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(9,865)	(5,866)	3,256	(9,149)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	10,418	275	(118,969)	14,642
Net change in unrealized appreciation on non-controlled/affiliate investments	3,008	-	3,008	-
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(7,130)	(3,280)	(8,236)	1,116
Total net gains (losses)	1,750	(1,933)	(125,197)	16,137

Net increase (decrease) in net assets resulting from operations	$21,772	$19,222	$(82,675)	$58,534

Basic and diluted net investment income per common share	$0.37	$0.41	$0.81	$0.82
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$0.40	$0.37	$(1.57)	$1.14
Basic and diluted weighted average common shares outstanding	53,778,239	51,629,544	52,714,025	51,556,248

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019	2020	2019
Operations:
Net investment income	$20,022	$21,155	$42,522	$42,397
Net realized gain (loss)	5,215	6,439	(4,151)	9,228
Net change in unrealized appreciation (depreciation)	(3,465)	(8,372)	(121,046)	6,909
Net increase (decrease) in net assets resulting from operations	21,772	19,222	(82,675)	58,534
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,176)	(43,127)	(42,283)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,176)	(43,127)	(42,283)
Capital share transactions:
Issuance of common stock, net	128,355	-	128,355	-
Reinvestment of stockholder distributions	-	3,322	-	3,322
Net increase in net assets resulting from capital share transactions	128,355	3,322	128,355	3,322

Total increase in net assets	128,176	1,368	2,553	19,573
Net assets at beginning of period	892,777	1,019,834	1,018,400	1,001,629
Net assets at end of period	$1,020,953	$1,021,202	$1,020,953	$1,021,202

Net asset value per common share	$15.81	$19.77	$15.81	$19.77
Common stock outstanding at end of period	64,562,265	51,649,812	64,562,265	51,649,812

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(82,675)	$58,534
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchases of investments	(325,370)	(782,161)
Proceeds from principal payments and sales of investments	265,724	562,549
Net realized loss from investments	10,404	1,156
Net realized loss on foreign currency transactions	349	312
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(3,256)	9,149
Net change in unrealized (appreciation) depreciation on investments	124,197	(15,758)
Net change in unrealized (appreciation) depreciation on foreign currency translation	105	(300)
Increase in investments due to PIK	(1,658)	(194)
Accretion of discounts and amortization of premiums	(2,789)	(1,697)
Amortization of deferred financing costs and debt issuance costs	1,135	644
Changes in operating assets and liabilities:
Collateral receivable on forward currency exchange contracts	(1,604)	(1,980)
Interest receivable on investments	6,268	(7,280)
Prepaid insurance	-	1
Dividend receivable	(3,253)	8,417
Other assets	-	(1,484)
Interest payable	(4,646)	6,058
Collateral payable on forward currency exchange contracts	(331)	-
Base management fee payable	1,375	3,416
Incentive fee payable	(4,513)	1,190
Accounts payable and accrued expenses	1,337	2,188
Net cash used in operating activities	(19,201)	(157,240)

Cash flows from financing activities
Borrowings on debt	485,612	626,091
Repayments on debt	(514,502)	(333,300)
Payments of financing costs	(4,408)	(409)
Payments of offering costs	(2,277)	(89)
Proceeds from issuance of common stock	131,917	-
Stockholder distributions paid	(42,352)	(38,894)
Net cash provided by financing activities	53,990	253,399

Net increase in cash, foreign cash, restricted cash and cash equivalents	34,789	96,159
Effect of foreign currency exchange rates	(736)	(527)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	68,846	33,271
Cash, foreign cash, restricted cash and cash equivalents, end of period	$102,899	$128,903

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$38,699	$20,463
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$-	$3,322
Distribution to owner from ABCS JV	$-	$346,329

	As of June 30,	As of June 30,
	2020	2019
Cash	$76,364	$100,358
Restricted cash	26,230	27,946
Foreign cash	305	599
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$102,899	$128,903

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2020

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (21)	Second Lien Senior Secured Loan	L+ 8.25%	9.32%	10/9/2026	$6,540	6,484	4,815
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.32%	10/9/2025	$16,693	16,575	12,979
		GSP Holdings, LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/6/2025	$36,086	35,794	32,207
		GSP Holdings, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	11/6/2025	$3,400	3,360	2,913
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	1,442
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (21) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.64%	7/1/2025	$4,905	4,797	4,585
		Kellstrom Commercial Aerospace, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.95%	7/1/2025	$33,779	33,191	32,090
		Novetta, LLC(12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,547	6,477	6,421
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	949
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.57%	2/28/2022	$12,451	12,479	11,206
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-	675	675	1,272
		WCI-HSG Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.32%	2/24/2025	$403	372	316
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.57%	2/24/2025	$17,690	17,483	17,115
		Whitcraft LLC (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	4/3/2023	$725	709	675
		Whitcraft LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,385	40,018	39,274
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,629	8,851
							Aerospace & Defense Total	$193,423	$177,110	17.3%
	Automotive	CST Buyer Company (3) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.32%	10/3/2025	$1,314	1,288	1,298
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.32%	10/3/2025	$36,705	36,169	36,429
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(37)	(329)
		JHCC Holdings, LLC (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.54%	9/9/2025	$442	403	293
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.64%	9/9/2025	$2,233	2,225	2,116
		JHCC Holdings, LLC (7) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.81%	9/9/2025	$29,528	29,140	27,977
							Automotive Total	$69,188	$67,784	6.6%

	Banking	Green Street Parent, LLC (3) (18) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	5.18%	8/27/2025	$1,210	1,168	1,034
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.07%	8/27/2026	$14,407	14,147	13,363
							Banking Total	$15,315	$14,397	1.4%

	Beverage, Food & Tobacco	NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	4/18/2025	$9,159	9,184	298
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	4/19/2024	$4,937	4,960	2,601
		NPC International, Inc. (3) (32)	First Lien Senior Secured Loan	L+ 14.00%	15.50%	1/21/2021	$412	375	412
							Beverage, Food & Tobacco Total	$14,519	$3,311	0.3%

	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022	$-	(9)	-
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$7,672	7,564	7,480
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	831
		Electronics For Imaging, Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 9.00%	9.18%	7/23/2027	$13,070	12,290	11,436
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$33,179	32,523	32,266
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.94%	12/1/2025	$8,240	8,251	7,872
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity	-	-	-	4	4,251	6,546
		FFI Holdings I Corp (3) (7) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	1/24/2025	$543	480	407
		FFI Holdings I Corp (7) (12) (15) (19) (21) (27) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025	$68,753	68,234	67,034
		Tidel Engineering, L.P. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
		Tidel Engineering, L.P. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$37,835	37,835	35,943
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,334	6,760
							Capital Equipment Total	$180,172	$176,575	17.3%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/2/2021	$-	-	-
		AP Plastics Group, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,621	19,607
		Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,603	3,863	3,788
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,264	2,227	2,176
							Chemicals, Plastics & Rubber Total	$25,711	$25,571	2.5%

	Construction & Building	Chase Industries, Inc.(15) (19) (29) (34)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$1,122	1,118	987
		Chase Industries, Inc. (12) (15) (19) (29) (34)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$11,871	11,826	10,446
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	-
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,180
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	1,443
		Profile Products LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	8.00%	12/20/2024	$1,151	1,094	998
		Profile Products LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/20/2024	$36,352	35,758	34,898
		Regan Development Holdings Limited (6) (17) (19) (34)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,335
		Regan Development Holdings Limited (6) (17) (19) (34)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	757
		Regan Development Holdings Limited (6) (17) (19) (34)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,840	7,052
		YLG Holdings, Inc. (3) (7) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/31/2025	$2,222	2,222	2,029
		YLG Holdings, Inc. (2) (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$-	(76)	(320)
		YLG Holdings, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/31/2025	$38,668	38,338	37,218
							Construction & Building Total	$102,728	$99,023	9.7%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 2.50%	3.50%	6/6/2024	$17,013	16,894	16,332
		TLC Holdco LP (14)(19) (25)	Equity Interest	-	-	-	1,188	1,186	1,242
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(63)	(303)
		TLC Purchaser, Inc. (2) (3) (5) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	10/13/2025	$-	(157)	(378)
		TLC Purchaser, Inc. (12)(19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,508	41,740	40,701
							Consumer Goods: Durable Total	$59,600	$57,594	5.6%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (15) (19) (21) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.69%	11/4/2022	$2,621	2,606	2,490
		FineLine Technologies, Inc. (12) (15) (19) (21) (29) (34)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022	$31,443	31,318	29,871
		MND Holdings III Corp (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,669	10,683	8,535
		RoC Opco LLC(15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.25%	2/25/2025	$10,241	10,080	10,241
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	2/25/2025	$40,691	39,864	40,691
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.01%	9/11/2023	$14,499	14,499	13,702
		Solaray, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022	$9,860	9,824	9,860
		Solaray, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023	$42,390	42,390	40,058
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	3/26/2026	$5,616	5,560	5,490
		WU Holdco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.80%	3/26/2025	$3,918	3,867	3,830
		WU Holdco, Inc. (7) (15) (21) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$39,519	38,790	38,630
							Consumer Goods: Non-Durable Total	$209,481	$203,398	19.9%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	7.93%	7/22/2027	$11,870	11,648	11,692
							Containers, Packaging, & Glass Total	$11,648	$11,692	1.1%

	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.18%	7/2/2025	$19,652	19,640	18,964
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	8.18%	7/2/2026	$2,480	2,436	2,381
							Energy: Electricity Total	$22,076	$21,345	2.1%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	7/2/2024	$5,553	5,506	5,553
		Amspec Services, Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,877	43,428	42,999
		Blackbrush Oil & Gas, L.P. (12) (21) (29) (31) (33)	First Lien Senior Secured Loan	P+ 9.00%	12.25%	2/9/2024	$32,075	31,585	23,254
							Energy: Oil & Gas Total	$80,519	$71,806	7.0%

	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22) (34)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	10.48%	9/30/2022	£13,274	16,827	16,226
							Environmental Industries Total	$16,827	$16,226	1.6%

FIRE: Finance	Allworth Financial Group, L.P. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.93%	12/31/2025		$486	464	438
	Allworth Financial Group, L.P. (7) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/31/2025		$14,994	14,857	14,694
							FIRE: Finance Total	$15,321	$15,132	1.5%

FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.75%	5/19/2025		£7,217	8,966	8,733
	Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025		£5,804	7,156	6,988
	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.63%	12/19/2024		$7,904	7,846	7,462
	Margaux Acquisition, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	12/19/2024		$2,872	2,818	2,736
	Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.93%	12/19/2024		$28,771	28,292	27,404
	Margaux UK Finance Limited (3) (6) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£495	567	603
	Margaux UK Finance Limited (6) (15) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£7,667	9,833	9,325
							FIRE: Insurance Total	$65,478	$63,251	6.2%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,834	10,456
							FIRE: Real Estate Total	$10,834	$10,456	1.0%

Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	8.86%	6/26/2026		$10,601	10,318	9,273
							Forest Products & Paper Total	$10,318	$9,273	0.9%

Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-		1,953	1,953	2,784
	CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.93%	3/3/2025		$4,933	4,863	4,933
	CPS Group Holdings, Inc. (7) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,626	55,154	55,626
	Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 4.50%	5.22%	10/28/2024		£973	1,153	1,168
	Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.43%	4/27/2026		£12,134	16,324	14,683
	Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.68%	4/28/2025	AUD	4,212	3,209	2,815
	Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	4.93%	6/22/2026		$15,153	15,019	14,774
	Great Expressions Dental Centers PC (15) (19) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.38%	9/28/2022		$1,173	1,167	880
	Great Expressions Dental Centers PC (12) (15) (19) (34)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	9/28/2023		$7,715	7,654	5,786
	Island Medical Management Holdings, LLC(15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2022		$9,107	9,036	7,946
	Medical Depot Holdings, Inc. (12) (15) (21) (34)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	1/3/2023		$16,353	15,279	9,555
	Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,148	11,111
	Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	4.78%	6/17/2027		$19,966	19,515	19,267
	Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026		€13,131	14,105	14,468
	Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026		€22,468	24,582	24,756
	TecoStar Holdings, Inc. (12) (15) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 8.50%	9.68%	11/1/2024		$9,472	9,301	9,188
	U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	6/23/2025		$16,520	16,350	15,364
							Healthcare & Pharmaceuticals Total	$225,812	$215,104	21.1%

High Tech Industries	AMI US Holdings Inc. (3) (6) (12) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.36%	4/1/2024		$1,605	1,578	1,579
	AMI US Holdings Inc. (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.34%	4/1/2025		$13,091	12,872	12,895
	Appriss Holdings, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.68%	5/30/2025		$2,329	2,275	2,140
	Appriss Holdings, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	5.82%	5/29/2026		$48,631	48,076	46,685
	CB Nike IntermediateCo Ltd (3) (5) (6) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	(79)	-
	CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/31/2025		$35,245	34,612	35,245
	CMI Marketing Inc (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	5/24/2023		$-	(12)	-
	CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024		$15,178	15,071	15,178
	Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.43%	7/30/2025		$22,495	22,425	20,639
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	6.25%	7/18/2025		$11,248	11,275	10,939
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	7/19/2024		$4,250	4,191	4,133
	Element Buyer, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025		$37,581	37,880	36,548
	Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,116	12,394
	MeridianLink, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 3.75%	4.82%	5/30/2025		$1,816	1,797	1,770
	MRI Software LLC (7) (15) (19) (28)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	2/10/2026		$24,484	24,385	24,424
	MRI Software LLC (2) (5) (3) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026		$-	(19)	(13)
	MRI Software LLC (2) (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/10/2026		$-	42	(4)
	Netsmart Technologies, Inc. (15) (21)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	10/19/2023		$2,749	2,749	2,360
	nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023		$8,000	7,989	6,940
	Park Place Technologies (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.00%	3/30/2026		$6,733	6,687	6,363
	Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.81%	11/30/2023		$4,965	4,914	4,766
	Symplr Software, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	11/28/2025		$60,751	59,965	58,321
	Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.16%	8/9/2027		$14,849	14,515	14,478
	Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	2,868
	Ventiv Holdco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.67%	9/3/2025		$426	380	342
	Ventiv Holdco, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.57%	9/3/2025		$24,178	23,852	23,573
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,176	8,600
	VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.99%	3/10/2025	NOK	74,020	9,208	7,679
	Zywave, Inc. (3) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	11/17/2022		$320	312	310
	Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/17/2022		$17,281	17,209	17,151
							High Tech Industries Total	$389,274	$378,303	37.1%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.93%	2/1/2027		$20,193	19,681	17,820
	Captain D's LLC (3) (15) (19)(34)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	12/15/2023		$1,393	1,382	1,332
	Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$13,080	12,993	12,655
	Quidditch Acquisition, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,929	18,914	16,910
							Hotel, Gaming & Leisure Total	$52,970	$48,717	4.9%

Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	12/2/2024		$4,050	4,022	2,278
	Ansira Holdings, Inc. (15) (19) (34)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,439	4,434	3,762
	Ansira Holdings, Inc. (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	8.00%	12/20/2024		$2,833	2,833	2,833
	Ansira Holdings, Inc. (7) (15) (19) (34)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	12/20/2024		$35,814	35,742	30,353
	Cruz Bay Publishing, Inc. (3) (15) (19) (34)	First Lien Senior Secured Loan - Delayed Draw	P+ 6.00%	9.25%	2/1/2021		$705	688	705
	Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	7.25%	2/1/2021		$2,833	2,833	2,833
	Cruz Bay Publishing, Inc. (7) (15) (19) (34)	First Lien Senior Secured Loan	P+ 4.75%	8.00%	2/1/2021		$3,871	3,871	3,871
	Cruz Bay Publishing, Inc. (7) (15) (19) (34)	First Lien Senior Secured Loan	P+ 5.75%	9.00%	2/1/2021		$1,293	1,293	1,293
							Media: Advertising, Printing & Publishing Total	$55,716	$47,928	4.7%

Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	5/29/2026		$35,357	34,606	34,650
	Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.00%	5.00%	5/29/2026		€7,917	8,629	8,723
							Media: Broadcasting & Subscription Total	$43,235	$43,373	4.2%

Media: Diversified & Production	9 Story Media Group Inc. (15) (19)	First Lien Senior Secured Loan	L+ 4.00%	5.00%	4/30/2026		$1,090	1,079	1,079
	9 Story Media Group Inc. (15) (19) (22)	First Lien Last Out	L+ 7.00%	8.00%	4/30/2026		$1,005	964	964
	9 Story Media Group Inc. (15) (19)	First Lien Senior Secured Loan	CDOR+ 4.00%	5.00%	4/30/2026	CAD	4,242	3,079	3,084
	9 Story Media Group Inc. (15) (19) (22)	First Lien Last Out	CDOR+ 7.00%	8.00%	4/30/2026	CAD	3,942	2,779	2,779
	9 Story Media Group Inc. (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 4.00%	4.00%	4/30/2026		€2,039	2,266	2,270
	9 Story Media Group Inc. (18) (19) (22)	First Lien Last Out	EURIBOR+ 7.00%	7.00%	4/30/2026		€1,918	2,070	2,070
	9 Story Media Group Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD	-	(3)	(3)
	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.75%	7.82%	6/15/2022		$15,095	15,167	14,642
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.82%	6/15/2022		$9,788	9,835	9,494
	International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.27%	5/31/2023		£8,686	10,641	10,322
							Media: Diversified & Production Total	$50,144	$48,968	4.8%

Retail	Batteries Plus Holding Corporation (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	9.00%	7/6/2022		$1,898	1,898	1,845
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,313
							Retail Total	$30,570	$30,158	3.0%

Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	5.32%	6/16/2025		$3,874	3,867	2,877
	AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.32%	6/16/2025		$16,012	15,983	11,889
	Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.73%	9/30/2024		£7,362	9,492	7,495
	Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	1,894
	Hightower Holding, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/31/2025		$-	(14)	-
	Hightower Holding, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$34,416	34,278	34,416
	Refine Intermediate, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	4.84%	9/3/2026		$534	407	401
	Refine Intermediate, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,366	21,347
	SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,957	17,687	17,895
	SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€16,954	18,483	19,014
	TEI Holdings Inc. (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.00%	12/23/2025		$4,528	4,482	4,131
	TEI Holdings Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/23/2026		$48,804	48,175	44,534
	Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	3.93%	9/29/2025		$21,268	21,232	20,099
							Services: Business Total	$197,886	$185,992	18.2%

	Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	6.43%	2/13/2026		$2,571	2,585	2,503
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.69%	5/11/2026		£5,000	6,148	5,632
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.84%	9/11/2024		£6,011	7,742	7,162
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.20%	6/28/2024	AUD	20,621	14,047	13,427
								Services: Consumer Total	$30,522	$28,724	2.8%

	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	4.68%	4/30/2026		$6,418	6,391	6,290
		Horizon Telcom, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	6/15/2023		$116	113	114
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	5.75%	6/15/2023		$928	920	909
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	6/15/2023		$13,660	13,529	13,387
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.56%	12/16/2024		$857	862	784
								Telecommunications Total	$21,815	$21,484	2.1%

	Transportation: Cargo	A&R Logistics, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	5/5/2025		$4,941	4,840	4,697
		A&R Logistics, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.95%	5/5/2025		$43,755	42,985	42,005
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.95%	5/5/2025		$2,460	2,416	2,362
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	5/5/2025		$6,065	5,984	5,823
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		-	445	495
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		9	9	4
		ENC Holding Corporation (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.31%	5/30/2025		$10,223	10,211	9,558
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-		1,011	1,011	1,011
		Grammer Investment Holdings LLC (19) (25) (34)	Preferred Equity	10% PIK	10.00%	-		7	679	717
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-		122	-	100
		Grammer Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024		$-	4	-
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	7.01%	9/30/2024		$10,154	9,991	10,154
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	12.50%	1/19/2024		$15,000	14,777	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025		$23,159	23,148	21,654
								Transportation: Cargo Total	$116,500	$113,580	11.1%

	Transportation: Consumer	Direct Travel, Inc. (7) (15) (19) (23)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.51%	12/1/2021		$1,467	1,467	1,266
		Direct Travel, Inc. (7) (13) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.57%	12/1/2021		$2,913	2,913	2,512
		Direct Travel, Inc. (15) (21) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	12/1/2021		$4,250	4,250	3,666
		Direct Travel, Inc. (7) (15) (19) (21) (24)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	12/1/2021		$49,540	49,540	42,729
		Toro Private Holdings III, Ltd (6) (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.07%	5/28/2027		$8,998	8,526	2,700
		Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-		3,090	3,090	1,496
								Transportation: Consumer Total	$69,786	$54,369	5.3%

	Wholesale	Abracon Group Holding, LLC. (14)(19) (25)	Equity Interest	-	-	-		2	1,833	979
		Abracon Group Holding, LLC. (2) (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024		$-	(29)	(149)
		Abracon Group Holding, LLC. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	7/18/2024		$35,639	35,491	33,768
		Aramsco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.43%	8/28/2024		$1,806	1,767	1,654
		Aramsco, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	5.43%	8/28/2024		$24,165	23,812	23,078
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-		10	1,012	1,226
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022		$9,896	9,830	8,288
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022		$6,548	6,441	5,484
								Wholesale Total	$80,157	$74,328	7.3%
								Non-Controlled/Non-Affiliate Investments Total	$2,467,545	$2,334,972	228.6%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-		6,720	6,720	9,728
								Beverage, Food & Tobacco Total	$6,720	$9,728	1.0%
								Non-Controlled/Affiliate Investments Total	$6,720	$9,728	1.0%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred Equity	-	16.00%	-		10,828	10,823	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025		$27,160	26,441	26,548
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-		11,863	11,863	11,747
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-		1,116	1,116	1,024
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (34)	First Lien Senior Secured Loan	-	10.00%	6/2/2022		$6,563	6,563	6,563
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-		79,321	79,321	74,577
								Aerospace & Defense Total	$136,127	$131,287	12.9%
								Controlled Affiliate Investments Total	$136,127	$131,287	12.9%
								Investments Total	$2,610,392	$2,475,987	242.5%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	-	0.16%	-		$51,802	51,802	51,802
								Cash Equivalents Total	$51,802	$51,802	5.1%
								Investments and Cash Equivalents Total	$2,662,194	$2,527,789	247.6%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	$(5)
US DOLLARS 14,394	POUND STERLING 10,740	Bank of New York Mellon	9/21/2020	1,116
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	(502)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	(5)
US DOLLARS 46	CANADIAN DOLLAR 66	Bank of New York Mellon	4/15/2021	(2)
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	29
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(4)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	77
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(125)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(9)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	288
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	113
US DOLLARS 25,559	EURO 22,820	Goldman Sachs	3/9/2021	(234)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	501
US DOLLARS 94,608	POUND STERLING 75,000	Goldman Sachs	6/7/2021	1,771
US DOLLARS 7,610	NORWEGIAN KRONE 73,090	Goldman Sachs	9/18/2020	29
				$3,038

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"),the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,020,953 as of June 30, 2020.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, non-qualifying assets totaled 17.2% of the Company’s total assets.

(7) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution LLC. See Note 6 "Debt".

(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.

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

(13) $7 of the total par amount for this security is at P+ 5.50%.

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

(23) $4 of the total par amount for this security is at P+ 5.50%.

(24) $127 of the total par amount for this security is at P+ 5.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $136,383 or 13.36% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

(26) $554 of the total par amount for this security is at P+4.50%.

(27) $174 of the total par amount for this security is at P+ 4.75%.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".

(30) Cash equivalents include $26,230 of restricted cash.

(31) Loan includes interest rate floor of 2.00%.

(32) Loan includes interest rate floor of 1.50%.

(33) Asset has been placed on non-accrual.

(34) Denotes that all or a portion of the debt investment includes PIK interest during the period.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2020 and December 31, 2019, three and two loans have been placed on non-accrual status, respectively.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2020. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2020, the tax years that remain subject to examination are from 2016 forward.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The guidance has been adopted and the adoption did not have a material effect on our consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2020 (with corresponding percentage of total portfolio investments):

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,246,576	86.1%	$2,145,810	86.7%
First Lien Last Out Loans	22,640	0.9	22,039	0.9
Second Lien Senior Secured Loans	187,766	7.2	156,755	6.3
Subordinated Debt	14,777	0.5	15,000	0.6
Equity Interests	119,050	4.6	112,956	4.6
Preferred Equity	19,583	0.7	23,327	0.9
Warrants	—	0.0	100	0.0
Total	$2,610,392	100.0%	$2,475,987	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2020 (with corresponding percentage of total portfolio investments):

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,170,520	83.1%	$2,055,624	83.0%
United Kingdom	125,171	4.8	118,804	4.8
Cayman Islands	79,321	3.0	74,577	3.0
Luxembourg	56,344	2.2	51,301	2.1
Germany	38,687	1.6	39,224	1.6
Israel	34,533	1.3	35,245	1.5
Ireland	20,716	0.8	20,600	0.8
Sweden	18,384	0.7	16,279	0.7
Jersey	16,122	0.6	15,721	0.6
Australia	14,047	0.5	13,427	0.5
France	13,116	0.5	12,394	0.5
Canada	12,234	0.5	12,243	0.5
Netherlands	11,197	0.4	10,548	0.4
Total	$2,610,392	100.0%	$2,475,987	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2019 (with corresponding percentage of total portfolio investments):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,160,607	85.2%	$2,146,830	85.0%
United Kingdom	123,327	4.9	126,455	5.0
Cayman Islands	57,007	2.2	57,773	2.3
Luxembourg	45,622	1.8	45,461	1.8
Israel	36,193	1.4	36,175	1.5
Germany	25,142	1.0	26,113	1.0
Ireland	20,486	0.8	20,485	0.8
Sweden	18,357	0.7	16,996	0.7
Australia	14,006	0.6	14,050	0.5
France	13,098	0.5	13,076	0.5
Jersey	12,144	0.5	12,763	0.5
Netherlands	11,274	0.4	10,878	0.4
Total	$2,537,263	100.0%	$2,527,055	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2020 (with corresponding percentage of total portfolio investments):

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$389,274	14.9%	$378,303	15.3%
Aerospace & Defense	329,550	12.6	308,397	12.5
Healthcare & Pharmaceuticals	225,812	8.7	215,104	8.7
Consumer Goods: Non-Durable	209,481	8.0	203,398	8.2
Services: Business	197,886	7.6	185,992	7.5
Capital Equipment	180,172	6.9	176,575	7.1
Transportation: Cargo	116,500	4.5	113,580	4.5
Construction & Building	102,728	3.9	99,023	4.0
Wholesale	80,157	3.1	74,328	3.0
Energy: Oil & Gas	80,519	3.1	71,806	2.9
Automotive	69,188	2.7	67,784	2.7
FIRE: Insurance (1)	65,478	2.5	63,251	2.5
Consumer Goods: Durable	59,600	2.3	57,594	2.3
Transportation: Consumer	69,786	2.7	54,369	2.2
Media: Diversified & Production	50,144	1.9	48,968	2.0
Hotel, Gaming & Leisure	52,970	2.0	48,717	2.0
Media: Advertising, Printing & Publishing	55,716	2.1	47,928	1.9
Media: Broadcasting & Subscription	43,235	1.7	43,373	1.8
Retail	30,570	1.2	30,158	1.2
Services: Consumer	30,522	1.2	28,724	1.2
Chemicals, Plastics & Rubber	25,711	1.0	25,571	1.0
Telecommunications	21,815	0.8	21,484	0.9
Energy: Electricity	22,076	0.8	21,345	0.9
Environmental Industries	16,827	0.6	16,226	0.7
FIRE: Finance (1)	15,321	0.6	15,132	0.6
Banking	15,315	0.6	14,397	0.6
Beverage, Food & Tobacco	21,239	0.8	13,039	0.5
Containers, Packaging, & Glass	11,648	0.4	11,692	0.5
FIRE: Real Estate (1)	10,834	0.4	10,456	0.4
Forest Products & Paper	10,318	0.4	9,273	0.4
Total	$2,610,392	100.0%	$2,475,987	100.0%

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

Below is selected statements of operations information for the three and six months ended June 30, 2019:

Selected Statements of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Interest income	$14,583	$53,494
Fee income	29	217
Total revenues	14,612	53,711
Credit facility expenses (1)	5,748	22,008
Other fees and expenses	1,595	6,661
Total expenses	7,343	28,669
Net investment income	7,269	25,042
Net increase in members’ capital from operations	$7,269	$25,042

(1)       The ABCS distribution was effective April 30, 2019.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$177,233	$1,968,577	$2,145,810
First Lien Last Out Loans	—	—	22,039	22,039
Second Lien Senior Secured Loans	—	39,034	117,721	156,755
Subordinated Debt	—	—	15,000	15,000
Equity Interests	—	—	112,956	112,956
Preferred Equity	—	—	23,327	23,327
Warrants	—	—	100	100
Total Investments	$—	$216,267	$2,259,720	$2,475,987
Cash equivalents	$51,802	$—	$—	$51,802
Forward currency exchange contracts (asset)	$—	$3,070	$—	$3,070
Forward currency exchange contracts (liability)	$—	$32	$—	$32

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$176,223	$1,989,621	$2,165,844
First Lien Last Out Loans	—	—	29,300	29,300
Second Lien Senior Secured Loans	—	51,643	124,027	175,670
Subordinated Debt	—	—	15,000	15,000
Corporate Bonds	—	17,508	—	17,508
Equity Interests	—	—	99,293	99,293
Preferred Equity	—	—	24,318	24,318
Warrants	—	—	122	122
Total Investments	$—	$245,374	$2,281,681	$2,527,055
Cash equivalents	$66,965	$—	$—	$66,965
Forward currency exchange contracts (asset)	—	1,034	—	1,034
Forward currency exchange contracts (liability)	$—	$1,252	$—	$1,252

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interests	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost	296,668	5,928	—	—	22,314	—	—	324,910
Paid-in-kind interest	1,461	—	—	—	—	33	—	1,494
Net accretion of discounts (amortization of premiums)	2,239	24	179	25	—	—	—	2,467
Proceeds from principal repayments and sales of investments	(193,570)	(11,628)	—	—	—	—	—	(205,198)
Net change in unrealized appreciation (depreciation) on investments	(73,998)	(1,585)	(11,757)	(25)	(8,651)	(1,024)	(22)	(97,062)
Net realized losses on investments	(393)	—	—	—	—	—	—	(393)
Transfers out of Level 3	(83,029)	—	(9,014)	—	—	—	—	(92,043)
Transfers to Level 3	29,578	—	14,286	—	—	—	—	43,864
Balance as of June 30, 2020	$1,968,577	$22,039	$117,721	$15,000	$112,956	$23,327	$100	$2,259,720
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2020	$(72,637)	$(1,399)	$(11,757)	$(25)	$(8,651)	$(1,024)	$(22)	$(95,515)

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2020, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2020, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Investment Vehicles	Equity Interests	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2019	$439,487	$27,487	$145,555	$39,625	$279,363	$26,521	$2,807	$—	$960,845
Purchases of investments and other adjustments to cost	455,611	422	20,096	—	64,741	4,290	16,627	—	561,787
Distribution to Company from ABCS	918,870	—	—	—	(346,329)	—	—	—	572,541
Paid-in-kind interest	9	169	—	—	—	—	16	—	194
Net accretion of discounts (amortization of premiums)	817	49	136	26	—	—	—	—	1,028
Proceeds from principal repayments and sales of investments	(201,336)	(82)	(35,216)	(25,000)	1,432	(160)	—	—	(260,362)
Net change in unrealized appreciation on investments	2,403	136	333	124	528	645	530	134	4,833
Net realized gains (losses) on investments	(15)	—	270	—	265	160	—	—	680
Transfers out of Level 3	(97,869)	—	(17,384)	—	—	—	—	—	(115,253)
Transfers to Level 3	122,153	—	6,156	—	—	—	—	—	128,309
Balance as of June 30, 2019	$1,640,130	$28,181	$119,946	$14,775	$—	$31,456	$19,980	$134	$1,854,602
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2019	$1,995	$136	$(581)	$124	$—	$645	$530	$134	$2,983

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2020 were as follows:

	As of June 30, 2020
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,935,013	Discounted Cash Flows	Comparative Yields	4.9%-17.5% (8.2%)
First Lien Senior Secured Loans	23,346	Collateral Analysis	Recovery Rate	100.0%
First Lien Last Out	16,226	Discounted Cash Flows	Comparative Yields	12.0%
Second Lien Senior Secured Loans	108,658	Discounted Cash Flows	Comparative Yields	8.4%-18.0% (10.9%)
Second Lien Senior Secured Loans	2,700	Comparable Company Multiple	EBITDA Multiple	8.3x
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	13.3%
Equity Interests	25,608	Comparable Company Multiple	EBITDA Multiple	6.8x-19.5x (10.2x)
Equity Interests	87,348	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.4%)
Preferred Equity	23,327	Comparable Company Multiple	EBITDA Multiple	7.8x-13.5x (10.8x)
Warrants	100	Comparable Company Multiple	EBITDA Multiple	7.8x
Total investments	$2,237,326

(1)	Included within the Level 3 assets of $2,259,720 is an amount of $22,394 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2020. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach is the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2019 were as follows:

	As of December 31, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,475,477	Discounted Cash Flows	Comparative Yields	4.4%-15.8% (7.7%)
First Lien Senior Secured Loans	6,363	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0%)
First Lien Senior Secured Loans	23,181	Collateral Analysis	Recovery Rate	100%
First Lien Last Out Loans	29,300	Discounted Cash Flows	Comparative Yields	7.1%-12.5% (10.3%)
Second Lien Senior Secured Loans	115,014	Discounted Cash Flows	Comparative Yields	6.1%-17.0% (10.4%)
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	15.3%
Equity Interests	21,495	Comparable Company Multiple	EBITDA Multiple	6.8x-17.5x (9.8x)
Equity Interests	24,514	Discounted Cash Flows	Discount Rate	10.0%-18.8% (13.4%)
Preferred Equity	23,116	Comparable Company Multiple	EBITDA Multiple	7.3x-12.5x (11.0x)
Warrants	122	Comparable Company Multiple	EBITDA Multiple	7.3	x
Total investments	$1,733,582

(1)	Included within the Level 3 assets of $2,281,681 is an amount of $548,099 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2020, approximate the carrying value of such notes.

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

For the three months ended June 30, 2020 and 2019 management fees were $8.6 million and $8.0 million, respectively. For the six months ended June 30, 2020 and 2019 management fees were $17.4 million and $14.7 million, respectively. For the three and six months ended June 30, 2020, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended June 30, 2019, $0.0 million was contractually waived and $1.6 million was voluntarily waived. For the six months ended June 30, 2019, $0.0 million was contractually waived and $3.9 million was voluntarily waived.

As of June 30, 2020 and December 31, 2019, management fees payable were $8.6 million and $7.3 million, respectively.

Incentive Fee

For the periods ended June 30, 2020 and 2019, the incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

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

With respect to any calendar quarter that commenced on or after January 1, 2019, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Amount” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions (which shall include all issuances by us of shares of our Common Stock, including issuances pursuant to the Company’s dividend reinvestment plan) and distributions during the applicable calendar quarter.

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

For the three months ended June 30, 2020 and 2019, the Company incurred $0.0 million and $4.5 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended June 30, 2020 and 2019. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2020 and 2019, the Company incurred $0.0 million and $8.6 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $2.0 million, respectively, of the income incentive fees earned by the Advisor during the six months ended June 30, 2020 and 2019. As a result of the income incentive fee waivers, the Company incurred $4.5 and $6.6 million of income incentive fees (after waivers) for the three and six months ended June 30, 2019, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of June 30, 2020 and December 31, 2019, there was $0.0 million and $4.5 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2020 and December 31, 2019.

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

For the three months ended June 30, 2020 and 2019, the Company incurred no incentive fees related to the GAAP Incentive Fee. For the six months ended June 30, 2020 and 2019, the Company incurred no incentive fees related to the GAAP Incentive Fee. As of June 30, 2020 and December 31, 2019, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, there were $0.0 and $0.0 in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. Please Note 6 for additional details.

Related Party Commitments

As of June 30, 2020 and December 31, 2019, the Advisor held 487,326.10 and 389,695.20 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 12,875,920.66 and 9,539,043.66 shares of the Company at June 30, 2020 and December 31, 2019, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$3,008	$—	$9,728	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$3,008	$—	$9,728	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$10,828	$—	$—	$—	$—	$10,828	$876	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,160	27,161	62	(137)	(538)	—	26,548	1,192	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,869	—	—	(845)	—	1,024	50	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,563	6,363	200	—	—	—	6,563	318	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,091	—	—	(1,344)	—	11,747	534	—
Gale Aviation (Offshore) Co, Equity Interest	79,321	57,773	22,313	—	(5,509)	—	74,577	3,166	—
Total Controlled affiliate investment	$136,851	$117,085	$22,575	$(137)	$(8,236)	$—	$131,287	$6,136	$—
Total	$143,571	$123,805	$22,575	$(137)	$(5,228)	$—	$141,015	$6,136	$—

(1)       Non-income producing.

Transactions during the year ended December 31, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person a portfolio company that the Company is deemed to Control are as follows:

Portfolio Company	Principal/ Par Amount	Fair Value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$11,707	$(882)	$3	$—	$10,828	$955	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,298	—	26,653	(137)	645	—	27,161	1,266	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	—	279,363	1,432	(281,589)	529	265	—	13,875
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,116	1,243	384	—	242	—	1,869	107	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	4,163	2,219	(19)	—	—	6,363	543	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,863	13,479	—	—	(388)	—	13,091	1,115	—
Gale Aviation (Offshore) Co, Equity Interest	57,007	—	57,626	(617)	764		57,773	627
Total Controlled affiliate investment	$114,475	$298,248	$100,021	$(283,244)	$1,795	$265	$117,085	$18,488	$4
Total	$121,195	$304,968	$100,021	$(283,244)	$1,795	$265	$123,805	$18,488	$4

(1)       Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 166% and 164%, respectively.

The Company’s outstanding borrowings as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$323,274	$323,274	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,919	365,700	365,700	363,832
JPM Credit Facility	450,000	312,433	312,433	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,148	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	146,507	—	—	—
Total Debt	$1,914,450	$1,550,157	$1,542,281	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2020 and year ended December 31, 2019 were 3.9% and 4.7%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$323,274	$—	$323,274	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	312,433	—	—	312,433	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,550,157	$—	$473,274	$312,433	$764,450

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

On January 8, 2020, the Company entered into an amended and restated credit agreement of its BCSF Revolving Credit Facility. The amendment amended the existing credit facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

On March 31, 2020, the Parties entered into Omnibus Amendment No. 1 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, provide for enhanced flexibility to purchase or contribute and borrow against revolving loans and delayed draw term loans, and to count certain additional assets in the calculation of collateral for the outstanding advances; increase the spread payable under the facility from 2.50% to 3.25% per annum; include additional events of default to the existing credit facility, including but not limited to, a qualified equity raise not effected on or prior to June 22, 2020; and, after June 22, 2020, require the Company to maintain at least $50.0 million of unencumbered liquidity or pay down the facility by at least $50.0 million.

On May 27, 2020, the Parties entered into Amendment No. 2 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, (i) permit the Company to incur a lien on assets purchased with the proceeds of the rights offering and (ii) remove the requirement that the Company maintain $50.0 million in unencumbered cash after the completion of the rights offering, instead requiring a pay down of $50.0 million within two business days after the closing of the rights offering.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.25%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2020 and December 31, 2019, there were $323.3 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and the Company was in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$5,207	$4,415
Unused facility fee	70	120
Amortization of deferred financing costs and upfront commitment fees	267	266
Total interest and debt financing expenses	$5,544	$4,801

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$9,605	$9,403
Unused facility fee	164	207
Amortization of deferred financing costs and upfront commitment fees	533	529
Total interest and debt financing expenses	$10,302	$10,139

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	2.69%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.64%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	3.29%
Class B	29,300	3.00% + 3 Month LIBOR	4.14%
Class C	30,400	4.00% + 3 Month LIBOR	5.14%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of June 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of June 30, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $414.8 million and cash of $9.9 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.8 million and $1.9 million as of June 30, 2020 and December 31, 2019, respectively.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$2,988	$4,238
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$3,031	$4,281

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$6,506	$8,477
Amortization of debt issuance costs and upfront commitment fees	86	86
Total interest and debt financing expenses	$6,592	$8,563

Citibank Revolving Credit Facility

On February 19, 2019, the Company entered into a credit and security agreement (the “Credit Agreement” or the “Citibank Revolving Credit Facility”) with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement was effective as of February 19, 2019.

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

Borrowings under the Citibank Revolving Credit Facility bear interest at LIBOR plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three-month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$—	$2,024
Unused facility fee	—	209
Amortization of deferred financing costs and upfront commitment fees	—	10
Total interest and debt financing expenses	$—	$2,243

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$—	$2,930
Unused facility fee	—	223
Amortization of deferred financing costs and upfront commitment fees	—	16
Total interest and debt financing expenses	$—	$3,169

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

On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "Amended Loan and Security Agreement") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable LIBOR to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.

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

The facility amount under the JPM Credit Agreement is $450.0 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of June 30, 2020 and December 31, 2019, there were $312.4 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$4,101	$5,155
Unused facility fee	54	126
Amortization of deferred financing costs and upfront commitment fees	62	13
Total interest and debt financing expenses	$4,217	$5,294

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$9,025	$5,155
Unused facility fee	216	126
Amortization of deferred financing costs and upfront commitment fees	337	13
Total interest and debt financing expenses	$9,578	$5,294

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	2.92%
Class A-1	222,500	1.70% + 3 Month LIBOR	2.92%
Class A-2A	50,750	2.70% + 3 Month LIBOR	3.92%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	4.82%
Class C	32,500	4.75% + 3 Month LIBOR	5.97%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of June 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of June 30, 2020, there were 69 first lien and second lien senior secured loans with a total fair value of approximately $457.9 million and cash of $16.4 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.6 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. The 2019-1 issuer was not in existence as of June 30, 2019 and the 2019-1 Debt were not outstanding.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$3,598	$—
Amortization of debt issuance costs and upfront commitment fees	57	—
Total interest and debt financing expenses	$3,655	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$7,735	$—
Amortization of debt issuance costs and upfront commitment fees	114	—
Total interest and debt financing expenses	$7,849	$—

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of June 30, 2020, there were no borrowings under the Revolving Advisor Loan.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$56	$—
Total interest and debt financing expenses	$56	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$58	$—
Total interest and debt financing expenses	$58	$—

2023 Notes

On June 10, 2020, the Company entered into a Master Note Purchase Agreement with institutional investors listed on the Purchaser Schedule thereto (the “Note Purchase Agreement”), in connection with the Company’s issuance of $150.0 million aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “ 2023 Notes”). The sale of the 2023 Notes generated net proceeds of approximately $146.4 million, including an offering discount of $1.5 million and debt issuance costs in connection with the transaction, including fees and commissions, of $2.1 million.

The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of June 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Notes.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2023 Notes were as follows:

	June 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$—
Unamortized debt issuance cost	(2,066)	—
Original issue discount, net of accretion	(1,427)	—
Carrying value of 2023 Notes	$146,507	$—

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$744	$—
Amortization of debt issuance cost	38	—
Accretion of original issue discount	27	—
Total interest and debt financing expenses	$809	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows:

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$744	$—
Amortization of debt issuance cost	38	—
Accretion of original issue discount	27	—
Total interest and debt financing expenses	$809	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2020 and December 31, 2019 is included on the consolidated schedule of investments by contract. The Company had collateral receivable of $1.6 million for June 30, 2020 and collateral payable of $0.3 million for December 31, 2019 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $263.4 million and $251.7 million, respectively. For the three and six months ended June 30, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $161.8 million and $158.6 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2020:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$602	$—	$602	$—	$602
Citibank	Unrealized depreciation on forward currency contracts	$—	$(32)	$(32)	$32	$—
Goldman Sachs	Unrealized appreciation on forward currency contracts	$2,468	$—	$2,468	$—	$2,468

(1)	Amount excludes excess cash collateral paid.

(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,
	2020	2019
Net realized gain on forward currency exchange contracts	$5,097	$7,063
Net change in unrealized depreciation on forward currency exchange contracts	(9,865)	(5,866)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(4,768)	$1,197

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $5.8 million and ($0.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($4.8) million and $1.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.0 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2020 and 2019 was as follows:

	For the Six Months Ended June 30,
	2020	2019
Net realized gain on forward currency exchange contracts	$6,602	$10,696
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	3,256	(9,149)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$9,858	$1,547

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($7.8) million and ($0.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $9.9 million and $1.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.1 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
Total distributions declared			$0.75	$43,127

The distributions declared during the six months ended June 30, 2020 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2020 and December 31, 2019, BCSF Advisors, LP contributed in aggregate $8.8 million to the Company and received 487,326.10 shares of the Company and contributed $7.8 million to the Company and received 389,695.20 shares of the Company, respectively. At June 30, 2020 and December 31, 2019, BCSF Advisors, LP owned 0.75% and 0.75%, respectively, of the outstanding common stock of the Company.

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

For the three months ended June 30, 2020 and 2019, there were zero and 167,674.81 shares issued pursuant to the dividend reinvestment plan, respectively. For the six months ended June 30, 2020 and 2019, there were zero and 167,674.81 shares issued pursuant to the dividend reinvestment plan, respectively.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2020, there have been no repurchases of common stock.

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and the rights were listed on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2020, the Company had $119.1 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$110
A&R Logistics, Inc. - Revolver	5/5/2025	1,155
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	1,944
AMI US Holdings Inc. - Revolver	4/1/2024	140
Amspec Services, Inc. - Revolver	7/2/2024	113
Ansira Holdings, Inc. - Revolver	12/20/2024	4,250
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581

Batteries Plus Holding Corporation - Revolver	7/6/2022	2,352
Captain D's LLC - Revolver	12/15/2023	480
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc. - Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. - Delayed Draw	2/1/2021	1,098
Cruz Bay Publishing, Inc. - Revolver	2/1/2021	856
CST Buyer Company - Revolver	10/3/2025	876
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
FFI Holdings I Corp - Revolver	1/24/2025	4,889
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Green Street Parent, LLC - Revolver	8/27/2025	1,210
GSP Holdings, LLC - Revolver	11/6/2025	1,133
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	1,576
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	2,392
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,493
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	1,409
Margaux UK Finance Limited - Revolver	12/19/2024	4
MRI Software LLC - Delayed Draw	2/10/2026	1,836
MRI Software LLC - Revolver	2/10/2026	1,782
NPC International, Inc. - First Lien Senior Secured Loan	1/21/2021	402
Profile Products LLC - Revolver	12/20/2024	2,682
Refine Intermediate, Inc. - Revolver	9/3/2026	4,806
Solaray, LLC - Revolver	9/9/2022	2,890
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
Whitcraft LLC - Revolver	4/3/2023	1,087
WU Holdco, Inc. - Revolver	3/26/2025	26
YLG Holdings, Inc. - Delayed Draw	10/31/2025	2,905
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	959
Total First Lien Senior Secured Loans		$119,097

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098

Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	For the Six months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$19.72	$19.46
Net investment income (1)	0.81	0.82
Net realized gain (loss) (1) (7)	(0.08)	0.18
Net change in unrealized appreciation (depreciation) (1) (2) (8)	(2.30)	0.13
Net increase (decrease) in net assets resulting from operations (1) (9) (10)	(1.57)	1.13
Stockholder distributions from income (3)	(0.75)	(0.82)
Dilution due to issuance of common stock	(1.59)	-
Net asset value at end of period	$15.81	$19.77

Net assets at end of period	$1,020,953	$1,021,202
Shares outstanding at end of period	64,562,265.27	51,649,812.27
Per share market value at end of period	$11.08	$18.62
Total return based on market value (12)	(39.65)%	15.83%
Total return based on net asset value (4)	(16.16)%	5.85%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.86%	8.73%
Ratio of total net expenses to average net assets (5)(11)(13)	11.84%	9.32%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.33%	5.42%
Ratio of expenses (without incentive fees) to average net assets (5) (11)(13)	11.84%	8.67%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.62%	3.21%
Average principal debt outstanding	$1,615,436	$1,061,061
Portfolio turnover (6)	9.93%	28.72%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)	Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was 0.00% and (0.20%) for the six months ended June 30, 2020 and 2019, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and (0.38%) for the six months ended June 30, 2020 and 2019, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2020 would be 8.86%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2019 would be 8.15%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2020 would be 11.84%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2019 would be 9.90%.

(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

On July 2, 2020 , the Company entered into a third amended and restated loan and security agreement with respect to the JPM Credit Agreement to, among other things, adjust the advance rates and make certain changes of an updating nature.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2020, we have invested approximately $3.7 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. Due to the impact of COVID-19 and related measures taken to contain its spread,the future duration and breadth of the adverse impact of COVID-19 on the broader markets in which the Company invests cannot currently be accurately predicted and future investment activity of the Company will be subject to these effects and the related uncertainty.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2020 and December 31, 2019, 99.2% and 99.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

Expenses

Our primary operating expenses include the payment of fees to our Advisor under the second amended and restated investment advisory agreement (the “Amended Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.0 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of June 30, 2020, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2020, the Company’s asset coverage was 166%.

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

With respect to the Company’s investments, we have taken incremental steps in actively overseeing all of our individual portfolio companies. These measures include, among other things, (i) frequent communication with our portfolio company management teams and related private equity sponsors to understand the expected financial performance impact of the COVID-19 pandemic; (ii) re-underwriting our portfolio companies to understand the impact if the current economic environment persists; and (iii) the creation of an internal working group focused on understanding the potential financial needs of our portfolio companies and engaging with these companies and their private equity sponsors, as needed.

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

The Company experienced a significant reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019. The significant decrease is primarily the result of unrealized depreciation across the fair value of the Company’s investments resulting from the COVID-19 pandemic and the dilution impact from the Company’s rights offering.

As of June 30, 2020, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of June 30, 2020. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company's access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies.

Portfolio and Investment Activity

During the three months ended June 30, 2020, we invested $50.6 million, including PIK, in 21 portfolio companies, and had $67.1 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of ($16.5) million for the period. Of the $50.6 million invested during the three months ended June 30, 2020, $19.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the six months ended June 30, 2020, we invested $326.9 million, including PIK, in 56 portfolio companies, and had $247.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $79.1 million for the period. Of the $326.9 million invested during the six months ended June 30, 2020, $185.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2020 (dollars in thousands):

	As of June 30, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,246,576	86.1%	$2,145,810	86.7%	6.6%	6.8%
First Lien Last Out Loans	22,640	0.9	22,039	0.9	9.7	9.9
Second Lien Senior Secured Loans	187,766	7.2	156,755	6.3	8.8	10.1
Subordinated Debt	14,777	0.5	15,000	0.6	12.7	12.5
Equity Interests	119,050	4.6	112,956	4.6	7.8	8.3
Preferred Equity	19,583	0.7	23,327	0.9	15.1	15.0
Warrants	—	0.0	100	0.0	N/A	N/A
Total	$2,610,392	100.0%	$2,475,987	100.0%	6.6%	6.9%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%	7.5%	7.5%
First Lien Last Out Loans	28,315	1.1	29,300	1.2	9.9	9.5
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0	9.7	10.0
Subordinated Debt	14,752	0.6	15,000	0.5	13.5	13.3
Corporate Bonds	22,412	0.9	17,508	0.7	8.5	10.8
Equity Interests	96,736	3.8	99,293	3.9	7.7	7.5
Preferred Equity	19,551	0.8	24,318	1.0	15.1	15.1
Warrants	—	0.0	122	0.0	N/A	N/A
Total	$2,537,263	100.0%	$2,527,055	100.0%	7.8%	7.8%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant acquiring debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2020:

As of
June 30, 2020
Number of portfolio companies	109
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)	Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2019:

As of
December 31, 2019
Number of portfolio companies	114
Percentage of debt bearing a floating rate (1)	99.0%
Percentage of debt bearing a fixed rate (1)	1.0%

(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2020 (dollars in thousands):

	As of June 30, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,564,663	98.2%	$2,449,834	98.9%
Non-accrual	45,729	1.8	26,153	1.1
Total	$2,610,392	100%	$2,475,987	100%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,110	99.4%	$2,523,626	99.9%
Non-accrual	14,153	0.6	3,429	0.1
Total	$2,537,263	100.0%	$2,527,055	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, there had been three loans placed on non accrual in the Company's portfolio, comprising 1.1% of the Company's portfolio, based on fair value. This is compared to two loans on non accrual as of December 31, 2019, comprising 0.1% of the Company's portfolio, based on fair value.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2020 (dollars in thousands):

	As of June 30, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$76,364	2.8%	$76,364	3.0%
Foreign cash	520	0.0	305	0.0
Restricted cash	26,230	1.0	26,230	1.0
First Lien Senior Secured Loans	2,246,576	82.8	2,145,810	83.2
First Lien Last Out Loans	22,640	0.8	22,039	0.9
Second Lien Senior Secured Loans	187,766	6.9	156,755	6.1
Subordinated Debt	14,777	0.5	15,000	0.5
Equity Interests	119,050	4.5	112,956	4.4
Preferred Equity	19,583	0.7	23,327	0.9
Warrants	—	0.0	100	0.0
Total	$2,713,506	100.0%	$2,578,886	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2020 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of June 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$389,274	14.9%	$378,303	15.3%
Aerospace & Defense	329,550	12.6	308,397	12.5
Healthcare & Pharmaceuticals	225,812	8.7	215,104	8.7
Consumer Goods: Non-Durable	209,481	8.0	203,398	8.2
Services: Business	197,886	7.6	185,992	7.5
Capital Equipment	180,172	6.9	176,575	7.1
Transportation: Cargo	116,500	4.5	113,580	4.5
Construction & Building	102,728	3.9	99,023	4.0
Wholesale	80,157	3.1	74,328	3.0
Energy: Oil & Gas	80,519	3.1	71,806	2.9
Automotive	69,188	2.7	67,784	2.7
FIRE: Insurance (1)	65,478	2.5	63,251	2.5
Consumer Goods: Durable	59,600	2.3	57,594	2.3
Transportation: Consumer	69,786	2.7	54,369	2.2
Media: Diversified & Production	50,144	1.9	48,968	2.0
Hotel, Gaming & Leisure	52,970	2.0	48,717	2.0
Media: Advertising, Printing & Publishing	55,716	2.1	47,928	1.9
Media: Broadcasting & Subscription	43,235	1.7	43,373	1.8
Retail	30,570	1.2	30,158	1.2
Services: Consumer	30,522	1.2	28,724	1.2
Chemicals, Plastics & Rubber	25,711	1.0	25,571	1.0
Telecommunications	21,815	0.8	21,484	0.9
Energy: Electricity	22,076	0.8	21,345	0.9
Environmental Industries	16,827	0.6	16,226	0.7
FIRE: Finance (1)	15,321	0.6	15,132	0.6
Banking	15,315	0.6	14,397	0.6
Beverage, Food & Tobacco	21,239	0.8	13,039	0.5
Containers, Packaging, & Glass	11,648	0.4	11,692	0.5
FIRE: Real Estate (1)	10,834	0.4	10,456	0.4
Forest Products & Paper	10,318	0.4	9,273	0.4
Total	$2,610,392	100.0%	$2,475,987	100.0%

(1)	Finance, Insurance and Real Estate (“FIRE”).

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

Our Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Advisor enhances its level of scrutiny over the monitoring of such portfolio company. Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2020 (dollars in thousands):

	As of June 30, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$31,457	1.3%	2	1.8%
2	2,058,980	83.1	88	80.8
3	358,985	14.5	17	15.6
4	26,565	1.1	2	1.8
Total	$2,475,987	100.0%	109	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9
Total	$2,527,055	100.0%	114	100.0%

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

Below is selected statements of operations information for the three and six months ended June 30, 2019 (dollars in thousands):

Selected Statements of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Interest income	$14,583	$53,494
Fee income	29	217
Total revenues	14,612	53,711
Credit facility expenses (1)	5,748	22,008
Other fees and expenses	1,595	6,661
Total expenses	7,343	28,669
Net investment income	7,269	25,042
Net increase in members’ capital from operations	$7,269	$25,042

(1)	The ABCS distribution was effective April 30, 2019.

Results of Operations

Our operating results for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Total investment income	$47,871	$50,598
Total expenses, net of fee waivers	27,849	29,443
Net investment income	20,022	21,155
Net realized gain	5,215	6,439
Net change in unrealized depreciation	(3,465)	(8,372)
Net increase in net assets resulting from operations	$21,772	$19,222

Our operating results for the six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Total investment income	$99,367	$90,489
Total expenses, net of fee waivers	56,845	48,092
Net investment income	42,522	42,397
Net realized gain (loss)	(4,151)	9,228
Net change in unrealized appreciation (depreciation)	(121,046)	6,909
Net increase (decrease) in net assets resulting from operations	$(82,675)	$58,534

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Interest income	$44,885	$45,073
Dividend income	2,927	5,152
Other income	59	373
Total investment income	$47,871	$50,598

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $44.9 million for the three months ended June 30, 2020 from $45.1 million for the three months ended June 30, 2019, primarily due to the decrease in LIBOR between the periods. Our investment portfolio at amortized cost increased to $2,610.4 million from $2,437.0 million as of June 30, 2020 and 2019, respectively. Accelerated unamortized discounts from paydowns decreased to $0.1 million for the three months ended June 30, 2020 from $2.4 million for the three months ended June 30, 2019. Dividend income decreased to $2.9 million for the three months ended June 30, 2020 from $5.2 million for the three months ended June 30, 2019, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. Other income decreased to approximately $0.1 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019, primarily due to a decrease in amendment fees earned on certain investments. As of June 30, 2020, the weighted average yield of our investment portfolio at amortized cost decreased to 6.6% from 8.1% as of June 30, 2019.

The composition of our investment income for the six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Interest income	$93,528	$75,568
Dividend income	5,340	14,526
Other income	499	395
Total investment income	$99,367	$90,489

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $93.5 million for the six months ended June 30, 2020 from $75.6 million for the six months ended June 30, 2019, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,610.4 million from $2,437.0 million as of June 30, 2020 and 2019, respectively. Accelerated unamortized discounts from paydowns decreased to $1.6 million for the six months ended June 30, 2020 from $3.0 million for the six months ended June 30, 2019. Dividend income decreased to $5.3 million for the six months ended June 30, 2020 from $14.5 million for the six months ended June 30, 2019, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. Other income increased to $0.5 million for the six months ended June 30, 2020 from $0.4 million for the six months ended June 30, 2019, primarily due to an increase in amendment fees earned on certain investments and prepayment fees .

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Interest and debt financing expenses	$17,312	$16,619
Base management fee	8,639	7,983
Incentive fee	—	4,490
Professional fees	643	275
Directors fees	171	106
Other general and administrative expenses	1,084	1,587
Total expenses, before fee waivers	$27,849	$31,060
Base management fee waiver	—	(1,617)
Incentive fee waiver	—	—
Total expenses, net of fee waivers	$27,849	$29,443

The composition of our operating expenses for the six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Interest and debt financing expenses	$35,188	$27,165
Base management fee	17,365	14,734
Incentive fee	—	8,575
Professional fees	1,613	826
Directors fees	346	211
Other general and administrative expenses	2,333	2,430
Total expenses, before fee waivers	$56,845	$53,941
Base management fee waiver	—	(3,867)
Incentive fee waiver	—	(1,982)
Total expenses, net of fee waivers	$56,845	$48,092

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $17.3 million and $16.6 million for the three months ended June 30, 2020 and 2019, respectively. Interest and debt financing expense for the three months ended June 30, 2020 as compared to June 30, 2019 increased primarily due to the issuance of our 2019-1 Debt in August 2019 and the issuance of our 2023 Notes in June 2020. Interest and debt financing expenses on our borrowings totaled approximately $35.2 million and $27.2 million for the six months ended June 30, 2020 and 2019, respectively. Interest and debt financing expense for the six months ended June 30, 2020 as compared to June 30, 2019 increased primarily due to higher principal debt balances outstanding due to the issuance of our 2019-1 Debt in August 2019 and the issuance of our 2023 Notes in June 2020. The weighted average principal debt balance outstanding for the three months ended June 30, 2020 was $1,649.0 million compared to $1,285.6 million for the three months ended June 30, 2019. The weighted average principal debt balance outstanding for the six months ended June 30, 2020 was $1,615.4 million compared to $1,061.1 million for the six months ended June 30, 2019.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.9% and 4.7% as of June 30, 2020 and December 31, 2019, respectively.

Management Fees

Management fee (net of waivers) increased to $8.6 million for the three months ended June 30, 2020 from $6.4 million for the three months ended June 30, 2019. Management fees (gross of waivers) increased to $8.6 million for the three months ended June 30, 2020 from $8.0 million for the three months ended June 30, 2019, primarily due to a decrease in the cash balances as June 30, 2020, which reduces total assets in the management fee calculation. Management fees waived for the three months ended June 30, 2020 and 2019 were $0.0 million and $1.6 million, respectively. As of December 31, 2019, the voluntary management fee waiver related to ABCS has expired.

Management fee (net of waivers) increased to $17.4 million for the six months ended June 30, 2020 from $10.9 million for the six months ended June 30, 2019. Management fees (gross of waivers) increased to $17.4 million for the six months ended June 30, 2020 from $14.7 million for the six months ended June 30, 2019, primarily due to an increase in assets between the six months ended ending June 30. Management fees waived for the six months ended June 30, 2020 and 2019 were $0.0 million and $3.9 million, respectively. As of December 31, 2019, the voluntary management fee waiver related to ABCS has expired.

Incentive Fees

Incentive fee (net of waivers) decreased to $0.0 million for the three months ended June 30, 2020 from $4.5 million for the three months ended June 30, 2019. The Company did not incur an incentive fee for the three months ended June 30, 2020 due to the Incentive Fee Cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2020 and $0.0 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) decreased to $0.0 million for the six months ended June 30, 2020 from $6.6 million for the six months ended June 30, 2019. The Company did not incur an incentive fee for the six months ended June 30, 2020 due to the Incentive Fee Cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2020 and $2.0 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $1.7 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019, primarily due to a decrease in costs associated with servicing our investment portfolio and legal fees.

Professional fees and other general and administrative expenses increased to $3.9 million for the six months ended June 30, 2020 from $3.3 million for the three months ended June 30, 2019, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Net realized gain on investments	$179	$980
Net realized loss on investments	(127)	(1,286)
Net realized gain on foreign currency transactions	106	5
Net realized loss on foreign currency transactions	(40)	(323)
Net realized gain on forward currency exchange contracts	5,658	7,063
Net realized loss on forward currency exchange contracts	(561)	—
Net realized gains	$5,215	$6,439

Change in unrealized appreciation on investments	$37,164	$11,557
Change in unrealized depreciation on investments	(30,868)	(14,562)
Net change in unrealized appreciation (depreciation) on investments	6,296	(3,005)
Unrealized appreciation on foreign currency translation	104	499
Unrealized depreciation on forward currency exchange contracts	(9,865)	(5,866)
Net change in unrealized depreciation on foreign currency and forward currency exchange contracts	(9,761)	(5,367)
Net change in unrealized depreciation	$(3,465)	$(8,372)

For the three months ended June 30, 2020, and 2019, we had net realized gains (losses) on investments of $0.1 million and ($0.3) million, respectively. For the three months ended June 30, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of $0.1 million and ($0.3) million, respectively. For the three months ended June 30, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of $5.1 million and $7.1 million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the three months ended June 30, 2020, we had $37.2 million in unrealized appreciation on 59 portfolio company investments, which was offset by $30.9 million in unrealized depreciation on 54 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2020 resulted from an increase in fair value, primarily due to a tightening spread environment and positive investment-related adjustments. Unrealized depreciation was primarily due to negative valuation adjustments.

For the three months ended June 30, 2019, we had $11.6 million in unrealized appreciation on 83 portfolio company investments, which was offset by $14.6 million in unrealized depreciation on 57 portfolio company investments. Net unrealized depreciation for the three months ended June 30, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended June 30, 2020 and 2019, we had unrealized depreciation on forward currency exchange contracts of ($9.9) million and ($5.9) million, respectively. For the three months ended June 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts. For the three months ended June 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net realized gain on investments	$365	$1,412
Net realized loss on investments	(10,769)	(2,568)
Net realized gain on foreign currency transactions	108	4
Net realized loss on foreign currency transactions	(457)	(316)
Net realized gain on forward currency exchange contracts	6,675	10,696
Net realized loss on forward currency exchange contracts	(73)	—
Net realized gains (losses)	$(4,151)	$9,228

Change in unrealized appreciation on investments	$9,208	$27,122
Change in unrealized depreciation on investments	(133,405)	(11,364)
Net change in unrealized appreciation (depreciation) on investments	(124,197)	15,758
Unrealized appreciation (depreciation) on foreign currency translation	(105)	300
Unrealized appreciation (depreciation) on forward currency exchange contracts	3,256	(9,149)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	3,151	(8,849)
Net change in unrealized appreciation (depreciation)	$(121,046)	$6,909

For the six months ended June 30, 2020, and 2019, we had net realized gains (losses) on investments of ($10.4) million and ($1.2) million, respectively. For the six months ended June 30, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of ($0.3) million and ($0.3) million, respectively. For the six months ended June 30, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of $6.6 million and $10.7 million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the six months ended June 30, 2020, we had $9.2 million in unrealized appreciation on 13 portfolio company investments which was primarily related to unrealized appreciation due to the reversal of unrealized depreciation upon pay-off and positive valuation adjustments, which was offset by $133.4 million in unrealized depreciation on 110 portfolio company investments. Unrealized depreciation for the six months ended June 30, 2020 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the six months ended June 30, 2019, we had $27.1 million in unrealized appreciation on 102 portfolio company investments, which was offset by $11.4 million in unrealized depreciation on 38 portfolio company investments. Net unrealized appreciation for the six months ended June 30, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the six months ended June 30, 2020 and 2019, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $3.3 million and ($9.1) million, respectively. For the six months ended June 30, 2020, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts. For the six months ended June 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three months ended June 30,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$5,622	$(1,072)
Net realized gain (loss) on investments due to foreign currency	(2)	66
Net change in unrealized appreciation on foreign currency translation	104	499
Net realized gain (loss) on foreign currency transactions	66	(318)
Net change in unrealized depreciation on forward currency exchange contracts	(9,865)	(5,866)
Net realized gain on forward currency exchange contracts	5,097	7,063
Foreign currency impact to net increase in net assets resulting from operations	$1,022	$372

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $5.8 million and ($0.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($4.8) million and $1.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.0 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six months ended June 30,
	2020	2019
Net change in unrealized depreciation on investments due to foreign currency	$(7,390)	$(426)
Net realized gain (loss) on investments due to foreign currency	(1)	66
Net change in unrealized appreciation (depreciation) on foreign currency translation	(105)	300
Net realized loss on foreign currency transactions	(349)	(312)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	3,256	(9,149)
Net realized gain on forward currency exchange contracts	6,602	10,696
Foreign currency impact to net increase in net assets resulting from operations	$2,013	$1,175

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($7.8) million and ($0.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $9.8 million and $1.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.0 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2020 and 2019, the net increase in net assets resulting from operations was $21.8 million and $19.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2020 and 2019, our per share net increase in net assets resulting from operations was $0.40 and $0.37, respectively.

For the six months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($82.7) million and a net increase in net assets resulting from operations of $58.5 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($1.57) and $1.14, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2018-1 Notes, 2019-1 Debt, 2023 Notes, and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 166% and 164%, respectively.

At June 30, 2020 and December 31, 2019, we had $102.9 million and $68.8 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2020, we had approximately $176.7 million of availability on our BCSF Revolving Credit Facility, $137.6 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2019, we had approximately $232.0 million of availability on our BCSF Revolving Credit Facility and $119.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2020, cash, foreign cash, restricted cash, and cash equivalents increased by $34.1 million. During the six months ended June 30, 2020, we used $19.2 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchase of investments of $325.4 million and a net decrease in net assets resulting from operations of ($82.7) million, which was offset by proceeds from principal payments and sales of investments of $265.7 million and the net change in unrealized depreciation on investments of $124.2 million.

During the six months ended June 30, 2020, we generated $54.0 million from financing activities, primarily from issuance of our common stock of $131.9 and borrowings on our debt from BCSF Revolving Credit Facility, JPM Credit Facility, Revolving Advisor Loan, and the issuance of the 2023 Notes of $485.6 million, offset by repayments on our debt of $514.5 million and distributions paid during the period of $42.4 million.

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

During the six months ended June 30, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2020, there have been no repurchases of common stock.

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and the rights were listed on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.

Debt

Debt consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	As of June 30, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$500,000	$323,274	$323,274	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,919	365,700	365,700	363,832
JPM Credit Facility	450,000	312,433	312,433	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,148	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	146,507	—	—	—
Total Debt	$1,914,450	$1,550,157	$1,542,281	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

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

On January 8, 2020, the Company entered into an amended and restated credit agreement of its BCSF Revolving Credit Facility. The amendment amended the existing credit facility to, among other things, modify various financial covenants, including removing a liquidity covenant and adding a net asset value covenant with respect to the Company, as sponsor.

On March 31, 2020, the Parties entered into Omnibus Amendment No. 1 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, provide for enhanced flexibility to purchase or contribute and borrow against revolving loans and delayed draw term loans, and to count certain additional assets in the calculation of collateral for the outstanding advances; increase the spread payable under the facility from 2.50% to 3.25% per annum; include additional events of default to the existing credit facility, including but not limited to, a qualified equity raise not effected on or prior to June 22, 2020; and, after June 22, 2020, require the Company maintain at least $50.0 million of unencumbered liquidity or pay down the facility by at least $50.0 million.

On May 27, 2020, the Parties entered into Amendment No. 2 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, (i) permit the Company to incur a lien on assets purchased with the proceeds of the rights offering and (ii) remove the requirement that the Company maintain $50.0 million in unencumbered cash after the completion of the rights offering, instead requiring a pay down of $50.0 million within two business days after the closing of the rights offering.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.25%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of June 30, 2020 and December 31, 2019, there were $323.3 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$5,207	$4,415
Unused facility fee	70	120
Amortization of deferred financing costs and upfront commitment fees	267	266
Total interest and debt financing expenses	$5,544	$4,801

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$9,605	$9,403
Unused facility fee	164	207
Amortization of deferred financing costs and upfront commitment fees	533	529
Total interest and debt financing expenses	$10,302	$10,139

2018-1 Notes

On September 28, 2018 (the “2018-1 Closing Date”), we, through BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company , completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018-1 Notes”) are secured by a diversified portfolio of the 2018-1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018-1 Portfolio”). At the 2018-1 Closing Date, the 2018-1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	2.69%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.64%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	3.29%
Class B	29,300	3.00% + 3 Month LIBOR	4.14%
Class C	30,400	4.00% + 3 Month LIBOR	5.14%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of June 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of June 30, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $414.8 million and cash of $9.9 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.8 million and $1.9 million as of June 30, 2020 and December 31, 2019, respectively.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$2,988	$4,238
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$3,031	$4,281

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$6,506	$8,477
Amortization of debt issuance costs and upfront commitment fees	86	86
Total interest and debt financing expenses	$6,592	$8,563

Citibank Revolving Credit Facility

On February 19, 2019, the Company entered into a credit and security agreement (the “Credit Agreement” or the “Citibank Revolving Credit Facility”) with the Company as equity holder and servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian. The Credit Agreement was effective as of February 19, 2019.

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

Borrowings under the Citibank Revolving Credit Facility bear interest at LIBOR plus a margin. During the period prior to the last day of the reinvestment period, borrowings under the Credit Agreement will bear interest at a rate equal to the three-month LIBOR plus 1.60%. Commencing on the last day of the reinvestment period, the interest rate on borrowings under the Credit Agreement will reset to three-month LIBOR plus 2.60% for the remaining term of the Credit Agreement. We pay an unused commitment fee based on a corresponding utilization rate; (i) 0 basis points (0.00%) per annum when greater than or equal to 85.0% utilization, (ii) 25 basis points (0.25%) per annum when greater than or equal to 75.0% but less than 85.0% utilization, (iii) 50 basis points (0.50%) per annum when greater than or equal to 50.0% but less than 75.0% utilization, (iv) 75 basis points (0.75%) per annum when greater than or equal to 25.0% but less than 50% utilization, or (v) 100 basis points (1.00%) per annum when less than 25.0% utilization.

On August 28, 2019, the Citibank Revolving Credit Facility was terminated. The proceeds from the 2019-1 Debt were used to repay the total outstanding debt.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$—	$2,024
Unused facility fee	—	209
Amortization of deferred financing costs and upfront commitment fees	—	10
Total interest and debt financing expenses	$—	$2,243

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$—	$2,930
Unused facility fee	—	223
Amortization of deferred financing costs and upfront commitment fees	—	16
Total interest and debt financing expenses	$—	$3,169

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

On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the "Amended Loan and Security Agreement") as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable LIBOR to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.

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

The facility amount under the JPM Credit Agreement is currently $450.0 million. Proceeds of the loans under the JPM Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the JPM Credit Facility.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of June 30, 2020 and December 31, 2019, there were $312.4 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and we were in compliance with the terms of the JPM Credit Facility.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$4,101	$5,155
Unused facility fee	54	126
Amortization of deferred financing costs and upfront commitment fees	62	13
Total interest and debt financing expenses	$4,217	$5,294

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$9,025	$5,155
Unused facility fee	216	126
Amortization of deferred financing costs and upfront commitment fees	337	13
Total interest and debt financing expenses	$9,578	$5,294

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	2.92%
Class A-1	222,500	1.70% + 3 Month LIBOR	2.92%
Class A-2A	50,750	2.70% + 3 Month LIBOR	3.92%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	4.82%
Class C	32,500	4.75% + 3 Month LIBOR	5.97%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of June 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of June 30, 2020, there were 69 first lien and second lien senior secured loans with a total fair value of approximately $457.9 million and cash of $16.4 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.6 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. The 2019-1 issuer was not in existence as of June 30, 2019 and the 2019-1 Debt were not outstanding.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$3,598	$—
Amortization of debt issuance costs and upfront commitment fees	57	—
Total interest and debt financing expenses	$3,655	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$7,735	$—
Amortization of debt issuance costs and upfront commitment fees	114	—
Total interest and debt financing expenses	$7,849	$—

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of June 30, 2020, there were no borrowings under the Revolving Advisor Loan.

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$56	$—
Total interest and debt financing expenses	$56	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$58	$—
Total interest and debt financing expenses	$58	$—

2023 Notes

On June 10, 2020, the Company entered into a Master Note Purchase Agreement with institutional investors listed on the Purchaser Schedule thereto (the “Note Purchase Agreement”), in connection with the Company’s issuance of $150.0 million aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “ 2023 Notes”). The sale of the 2023 Notes generated net proceeds of approximately $146.4 million, including an offering discount of $1.5 million and debt issuance costs in connection with the transaction, including fees and commissions, of $2.1 million.

The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of June 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Notes.

As of June 30, 2020 and December 31, 2019, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$—
Unamortized debt issuance cost	(2,066)	—
Original issue discount, net of accretion	(1,427)	—
Carrying value of 2023 Notes	$146,507	$—

For the three months ended June 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019
Borrowing interest expense	$744	$—
Amortization of debt issuance cost	38	—
Amortization of original issue discount	27	—
Total interest and debt financing expenses	$809	$—

For the six months ended June 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Borrowing interest expense	$744	$—
Amortization of debt issuance cost	38	—
Amortization of original issue discount	27	—
Total interest and debt financing expenses	$809	$—

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
Total distributions declared			$0.75	$43,127

The following table summarizes distributions declared during the six months ended June 30, 2019 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,107
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
Total distributions declared			$0.82	$42,283

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

We have adopted a dividend reinvestment plan that provides for the reinvestment of cash dividends and distributions. Prior to the IPO, stockholders who “opted in” to our dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Subsequent to the IPO, stockholders who do not “opt out” of our dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Stockholders could elect to “opt in” or “opt out” of our dividend reinvestment plan in their subscription agreements, through the private offering. The elections of stockholders prior to the IPO shall remain effective after the IPO.

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

As of June 30, 2020, the Company had $119.1 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$110
A&R Logistics, Inc. - Revolver	5/5/2025	1,155
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	1,944
AMI US Holdings Inc. - Revolver	4/1/2024	140
Amspec Services, Inc. - Revolver	7/2/2024	113
Ansira Holdings, Inc. - Revolver	12/20/2024	4,250
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581
Batteries Plus Holding Corporation - Revolver	7/6/2022	2,352
Captain D's LLC - Revolver	12/15/2023	480
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc. - Revolver	5/24/2023	2,112
Cruz Bay Publishing, Inc. - Delayed Draw	2/1/2021	1,098
Cruz Bay Publishing, Inc. - Revolver	2/1/2021	856
CST Buyer Company - Revolver	10/3/2025	876
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
FFI Holdings I Corp - Revolver	1/24/2025	4,889
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Green Street Parent, LLC - Revolver	8/27/2025	1,210
GSP Holdings, LLC - Revolver	11/6/2025	1,133
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	1,576
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	2,392
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,493
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	1,409
Margaux UK Finance Limited - Revolver	12/19/2024	4
MRI Software LLC - Delayed Draw	2/10/2026	1,836
MRI Software LLC - Revolver	2/10/2026	1,782
NPC International, Inc. - First Lien Senior Secured Loan	1/21/2021	402
Profile Products LLC - Revolver	12/20/2024	2,682
Refine Intermediate, Inc. - Revolver	9/3/2026	4,806
Solaray, LLC - Revolver	9/9/2022	2,890
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
Whitcraft LLC - Revolver	4/3/2023	1,087
WU Holdco, Inc. - Revolver	3/26/2025	26
YLG Holdings, Inc. - Delayed Draw	10/31/2025	2,905
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	959
Total First Lien Senior Secured Loans		$119,097

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
Cruz Bay Publishing, Inc. - Revolver	2/1/2021	856
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The guidance has been adopted and the adoption did not have a material effect on our consolidated financial statements and disclosures.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of June 30, 2020 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$323,274	$—	$323,274	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	312,433	—	—	312,433	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,550,157	$—	$473,274	$312,433	$764,450

Subsequent Events

On July 2, 2020, the Company entered into a third amended and restated loan and security agreement with respect to the JPM Credit Agreement to, among other things, adjust the advance rates and make certain changes of an updating nature.

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

Assuming that the statement of financial condition as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

.			Net Increase
	Increase (Decrease) in	Increase (Decrease) in	(Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(1,368)	$(3,468)	$2,100
Up 100 basis points	11,345	13,872	(2,527)
Up 200 basis points	35,903	27,743	8,160
Up 300 basis points	60,770	41,615	19,155

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).
10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).
10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).
10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

Exhibit Number	Description of Document
10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).
10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).
10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

Exhibit Number	Description of Document
10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.25	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 6, 2020).
10.26	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 6, 2020).
10.27	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 6, 2020).
10.28*	Master Note Purchase Agreement, dated June 10, 2020, of the Company.
10.29*	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: August 5, 2020	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 5, 2020	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer