Form 10-Q
period 2020-09-30
Bain Capital Specialty Finance, Inc.
filed 2020-11-05
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,361,890 and $2,416,854, respectively)	$2,303,209	$2,403,250
Non-controlled/affiliate investment (amortized cost of $28,852 and $6,720, respectively)	33,549	6,720
Controlled affiliate investment (amortized cost of $137,924 and $113,689, respectively)	122,899	117,085
Cash and cash equivalents	43,020	36,531
Foreign cash (cost of $2,029 and $854, respectively)	2,009	810
Restricted cash and cash equivalents	78,895	31,505
Collateral on forward currency exchange contracts	3,604	-
Deferred financing costs	3,493	3,182
Interest receivable on investments	20,232	22,482
Receivable for sales and paydowns of investments	4,633	21,994
Unrealized appreciation on forward currency exchange contracts	23	1,034
Dividend receivable	5,573	961
Total Assets	$2,621,139	$2,645,554

Liabilities
Debt (net of unamortized debt issuance costs of $7,555 and $4,584, respectively)	$1,513,852	$1,574,635
Offering costs payable	518	-
Interest payable	11,783	15,534
Payable for investments purchased	2,956	293
Collateral payable on forward currency exchange contracts	-	331
Unrealized depreciation on forward currency exchange contracts	8,162	1,252
Base management fee payable	8,885	7,265
Incentive fee payable	-	4,513
Accounts payable and accrued expenses	2,573	2,155
Distributions payable	21,951	21,176
Total Liabilities	1,570,680	1,627,154

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 51,649,812 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	65	52
Paid in capital in excess of par value	1,166,685	1,038,343
Total distributable earnings (loss)	(116,291)	(19,995)
Total Net Assets	1,050,459	1,018,400
Total Liabilities and Total Net assets	$2,621,139	$2,645,554

Net asset value per share	$16.27	$19.72

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$43,558	$50,710	$135,576	$126,037
Dividend income	34	46	748	62
Other income	607	236	1,106	627
Total investment income from non-controlled/non-affiliate investments	44,199	50,992	137,430	126,726

Investment income from non-controlled, affiliate investments:
Investment income from non-controlled/affiliate investments:
Interest from investments	56	-	56	-
Total investment income from non-controlled/affiliate investments	56	-	56	-

Investment income from controlled affiliate investments:
Interest from investments	715	781	2,225	1,023
Dividend income	1,847	915	6,473	15,425
Other income	-	-	-	4
Total investment income from controlled affiliate investments	2,562	1,696	8,698	16,452
Total investment income	46,817	52,688	146,184	143,178

Expenses
Interest and debt financing expenses	14,426	19,427	49,614	46,592
Base management fee	8,885	8,910	26,250	23,644
Incentive fee	-	4,330	-	12,905
Professional fees	296	789	1,909	1,615
Directors fees	209	159	555	370
Other general and administrative expenses	1,545	1,243	3,878	3,672
Total expenses before fee waivers	25,361	34,858	82,206	88,798
Base management fee waiver	-	(2,582)	-	(6,450)
Incentive fee waiver	-	(763)	-	(2,745)
Total expenses, net of fee waivers	25,361	31,513	82,206	79,603
Net investment income	21,456	21,175	63,978	63,575

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(24,263)	27	(34,667)	(1,394)
Net realized gain on controlled affiliate investments	-	-	-	265
Net realized gain (loss) on foreign currency transactions	(19)	122	(368)	(190)
Net realized gain (loss) on forward currency exchange contracts	(130)	346	6,472	11,042
Net change in unrealized appreciation on foreign currency translation	194	162	89	461
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(11,177)	9,135	(7,921)	(14)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	73,892	(12,373)	(45,077)	2,269
Net change in unrealized appreciation on non-controlled/affiliate investments	1,689	-	4,697	-
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(10,185)	(395)	(18,421)	720
Total net gains (losses)	30,001	(2,976)	(95,196)	13,159

Net increase (decrease) in net assets resulting from operations	$51,457	$18,199	$(31,218)	$76,734

Basic and diluted net investment income per common share	$0.33	$0.41	$1.13	$1.23
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$0.80	$0.35	$(0.55)	$1.49
Basic and diluted weighted average common shares outstanding	64,562,265	51,649,812	56,692,267	51,587,779

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operations:
Net investment income	$21,456	$21,175	$63,978	$63,575
Net realized gain (loss)	(24,412)	495	(28,563)	9,723
Net change in unrealized appreciation (depreciation)	54,413	(3,471)	(66,633)	3,436
Net increase (decrease) in net assets resulting from operations	51,457	18,199	(31,218)	76,734
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,176)	(65,078)	(63,460)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,176)	(65,078)	(63,460)
Capital share transactions:
Issuance of common stock, net	-	-	128,355	-
Reinvestment of stockholder distributions	-	-	-	3,322
Net increase in net assets resulting from capital share transactions	-	-	128,355	3,322

Total increase (decrease) in net assets	29,506	(2,977)	32,059	16,596
Net assets at beginning of period	1,020,953	1,021,202	1,018,400	1,001,629
Net assets at end of period	$1,050,459	$1,018,225	$1,050,459	$1,018,225

Net asset value per common share	$16.27	$19.71	$16.27	$19.71
Common stock outstanding at end of period	64,562,265	51,649,812	64,562,265	51,649,812

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(31,218)	$76,734
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(351,717)	(1,068,880)
Proceeds from principal payments and sales of investments	353,372	730,260
Net realized loss from investments	34,667	1,129
Net realized loss on foreign currency transactions	368	190
Net change in unrealized depreciation on forward currency exchange contracts	7,921	14
Net change in unrealized (appreciation) depreciation on investments	58,801	(2,989)
Net change in unrealized appreciation on foreign currency translation	(89)	(461)
Increase in investments due to PIK	(3,261)	(35)
Accretion of discounts and amortization of premiums	(4,332)	(2,884)
Amortization of deferred financing costs and debt issuance costs	1,905	1,106
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(3,604)	(60)
Interest receivable on investments	2,250	(12,351)
Prepaid insurance	-	1
Dividend receivable	(4,612)	7,672
Other assets	-	(2,147)
Interest payable	(3,751)	7,546
Collateral payable on forward currency exchange contracts	(331)	-
Base management fee payable	1,620	3,378
Incentive fee payable	(4,513)	267
Accounts payable and accrued expenses	130	2,162
Net cash provided by (used in) operating activities	53,606	(259,348)

Cash flows from financing activities
Borrowings on debt	527,762	1,149,248
Repayments on debt	(585,402)	(700,929)
Payments of financing costs	(4,898)	(409)
Payments of offering costs	(3,045)	(89)
Payments of debt issuance costs	-	(2,795)
Proceeds from issuance of common stock	131,917	-
Stockholder distributions paid	(64,303)	(60,070)
Net cash provided by financing activities	2,031	384,956

Net increase in cash, foreign cash, restricted cash and cash equivalents	55,637	125,608
Effect of foreign currency exchange rates	(559)	(848)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	68,846	33,271
Cash, foreign cash, restricted cash and cash equivalents, end of period	$123,924	$158,031

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$51,460	$37,940
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$-	$3,322
Distribution to owner from ABCS JV	$-	$346,329

	As of September 30,
	2020	2019
Cash	$43,020	$70,637
Restricted cash	78,895	86,402
Foreign cash	2,009	992
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$123,924	$158,031

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	8.47%	10/9/2026		$6,540	6,485	5,216
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.22%	10/9/2025		$16,651	16,537	13,622
		GSP Holdings, LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/6/2025		$35,996	35,733	31,136
		GSP Holdings, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	11/6/2025		$1,813	1,775	1,201
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-		1	1,963	1,255
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (21) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.88%	7/1/2025		$5,331	5,229	4,947
		Kellstrom Commercial Aerospace, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025		$33,693	33,129	31,672
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022		$6,530	6,467	6,416
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-		1,417	1,417	538
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022		$12,269	12,294	11,410
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-		675	675	1,493
		WCI-HSG Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.25%	2/24/2025		$403	373	363
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	2/24/2025		$17,645	17,450	17,380
		Whitcraft LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.00%	4/3/2023		$725	710	675
		Whitcraft LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023		$40,283	39,944	39,175
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026		$11,724	11,631	9,144
								Aerospace & Defense Total	$191,812	$175,643	16.7%

	Automotive	CST Buyer Company (3) (5) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025		$-	(24)	-
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/3/2025		$34,166	33,716	34,166
		JHCC Holdings, LLC (2) (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025		$-	(35)	(250)
		JHCC Holdings, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	9/9/2025		$881	843	768
		JHCC Holdings, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	9/9/2025		$2,227	2,220	2,138
		JHCC Holdings, LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025		$29,453	29,082	28,275
								Automotive Total	$65,802	$65,097	6.2%

	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	8/27/2025		$-	(40)	(145)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	5.27%	8/27/2026		$14,371	14,121	13,509
								Banking Total	$14,081	$13,364	1.3%

	Beverage, Food & Tobacco	NPC International, Inc. (15) (27)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	4/19/2024		$4,937	4,958	3,865
		NPC International, Inc. (3) (32)	First Lien Senior Secured Loan	L+ 15.50%	17.00%	1/21/2021		$412	391	411
								Beverage, Food & Tobacco Total	$5,349	$4,276	0.4%

	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022		$-	(8)	-
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023		$7,342	7,248	7,342
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-		1,419	1,419	744
		Electronics For Imaging, Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	9.15%	7/23/2027		$13,070	12,308	10,390
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024		$32,969	32,351	32,969
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025		$8,240	8,250	8,119
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity	-	-	-		4	4,251	8,671
		FFI Holdings I Corp (3) (5) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	-	-	1/24/2025		$-	(60)	-
		FFI Holdings I Corp (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025		$68,579	68,081	68,579
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023		$-	-	-
		Tidel Engineering, L.P. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024		$37,835	37,835	37,646
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026		€6,013	7,340	7,049
								Capital Equipment Total	$179,015	$181,509	17.3%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/2/2021		$-	-	-
		AP Plastics Group, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022		$19,856	19,646	19,856
		Niacet b.v. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024		€3,603	3,866	4,097
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025		$2,258	2,222	2,229
								Chemicals, Plastics & Rubber Total	$25,734	$26,182	2.5%

	Construction & Building	Chase Industries, Inc.(15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025		$1,161	1,158	929
		Chase Industries, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025		$12,288	12,244	9,830
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-		1	12	119
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-		120	1,202	1,293
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-		1	1,352	1,575
		Profile Products LLC (2) (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/20/2024		$-	(54)	(48)
		Profile Products LLC (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/20/2024		$36,260	35,697	35,807
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€2,087	2,274	2,447
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€677	768	793
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€6,335	6,854	7,426
		YLG Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.25%	7.25%	10/31/2025		$4,113	4,106	4,100
		YLG Holdings, Inc. (2) (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	(72)	(21)
		YLG Holdings, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/31/2025		$38,571	38,265	38,474
								Construction & Building Total	$103,806	$102,724	9.8%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 2.50%	3.50%	6/6/2024		$16,969	16,858	15,951
		TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-		1,188	1,186	1,411
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025		$-	(60)	(89)
		TLC Purchaser, Inc. (2) (3) (5) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	10/13/2025		$-	(149)	(111)
		TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025		$42,401	41,663	41,871
								Consumer Goods: Durable Total	$59,498	$59,033	5.6%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (15) (19) (21) (26)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	5.25%	11/4/2022		$2,633	2,620	2,534
		FineLine Technologies, Inc. (12) (15) (19) (21) (29) (26)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022		$31,364	31,264	30,188
		MND Holdings III Corp (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024		$10,641	10,655	8,679
		RoC Opco LLC (3) (5) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	2/25/2025		$-	(153)	-
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	2/25/2025		$40,589	39,796	40,589
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	9/11/2023		$14,462	14,462	14,173
		Solaray, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022		$7,424	7,391	7,424
		Solaray, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023		$42,280	42,280	41,434
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	6.25%	3/26/2026		$5,602	5,547	5,602
		WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/26/2025		$-	(49)	-
		WU Holdco, Inc. (7) (15) (21) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026		$39,419	38,719	39,419
								Consumer Goods: Non-Durable Total	$192,532	$190,042	18.1%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	7.90%	7/22/2027		$11,870	11,653	11,752
								Containers, Packaging, & Glass Total	$11,653	$11,752	1.1%

	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	7/2/2025		$19,602	19,590	18,867
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	8.15%	7/2/2026		$2,480	2,437	2,368
								Energy: Electricity Total	$22,027	$21,235	2.0%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	7/2/2024		$4,114	4,069	4,114
		Amspec Services, Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024		$43,765	43,344	43,765
								Energy: Oil & Gas Total	$47,413	$47,879	4.6%

	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22) (26)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	10.75%	9/30/2022		£13,340	16,936	17,223
								Environmental Industries Total	$16,936	$17,223	1.6%

	FIRE: Finance	Allworth Financial Group, L.P. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.66%	12/31/2025		$486	465	480
		Allworth Financial Group, L.P. (7) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/31/2025		$14,956	14,824	14,919
								FIRE: Finance Total	$15,289	$15,399	1.5%

	FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.23%	5/19/2025		£7,217	8,979	9,155
		Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	5.83%	5/19/2025		£7,077	8,813	8,964
		Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	12/19/2024		$7,899	7,843	7,712
		Margaux Acquisition, Inc. (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	12/19/2024		$2,872	2,820	2,815
		Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024		$28,698	28,244	28,124
		Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(9)	-
		Margaux UK Finance Limited (6) (15) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024		£7,648	9,817	9,874
								FIRE: Insurance Total	$66,507	$66,644	6.4%

	FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021		€9,300	10,856	10,901
								FIRE: Real Estate Total	$10,856	$10,901	1.0%

	Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	8.76%	6/26/2026		$10,601	10,326	9,922
								Forest Products & Paper Total	$10,326	$9,922	0.9%

	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-		1,953	1,953	2,775
		CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(67)	-
		CPS Group Holdings, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,486	55,039	55,486
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 4.50%	5.22%	10/28/2024		£973	1,154	1,243
		Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.43%	4/27/2026		£12,134	16,355	15,510
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.68%	4/28/2025	AUD	4,212	3,212	2,982
		Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	4.90%	6/22/2026		$15,115	14,985	14,964
		Great Expressions Dental Centers PC (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022		$1,190	1,184	943
		Great Expressions Dental Centers PC (12) (15) (19) (26)	First Lien Senior Secured Loan	L+ 2.50% (2.75% PIK)	6.25%	9/28/2023		$7,769	7,750	6,157
		Island Medical Management Holdings, LLC (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,654	8,587	7,788
		Medical Depot Holdings, Inc. (12) (15) (26) (34)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	1/3/2023		$16,436	15,457	11,999
		Mendel Bidco, Inc. (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,158	11,585
		Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 4.50%	4.73%	6/17/2027		$19,966	19,525	19,367
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€13,131	14,120	15,084
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,468	24,606	25,811
		TecoStar Holdings, Inc. (12) (15) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 8.50%	9.68%	11/1/2024		$9,472	9,308	9,211
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	6/23/2025		$16,520	16,356	15,818
								Healthcare & Pharmaceuticals Total	$220,682	$216,723	20.7%

	High Tech Industries	AMI US Holdings Inc. (3) (12) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.91%	4/1/2024		$1,256	1,231	1,238
		AMI US Holdings Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.59%	4/1/2025		$13,058	12,848	12,927
		Appriss Holdings, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.65%	5/30/2025		$2,329	2,279	2,246
		Appriss Holdings, Inc. (7) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.50%	5.75%	5/29/2026		$48,508	47,978	47,659
		CB Nike IntermediateCo Ltd (3) (5) (15) (19) (21)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	(75)	-
		CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$35,157	34,549	35,157
		CMI Marketing Inc (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	5/24/2023		$-	(11)	-
		CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024		$15,140	15,040	15,140
		Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/30/2025		$22,438	22,370	20,530
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	6.25%	7/18/2025		$11,220	11,246	11,220
		Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	7/19/2024		$850	808	850
		Element Buyer, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025		$37,486	37,771	37,486
		Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,127	13,124
		MeridianLink, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 3.75%	4.75%	5/30/2025		$1,811	1,793	1,789
		MRI Software LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,233	25,135	25,233
		MRI Software LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026		$-	(10)	-
		MRI Software LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/10/2026		$-	43	-
		Netsmart Technologies, Inc. (21) (31)	Second Lien Senior Secured Loan	P+ 6.50%	9.75%	10/19/2023		$2,749	2,749	2,749
		nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023		$8,000	7,984	7,280
		Park Place Technologies (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.00%	3/30/2026		$6,733	6,687	6,396
		Symplr Software, Inc. (2) (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	11/30/2023		$-	(48)	(112)
		Symplr Software, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	5.72%	11/28/2025		$60,597	59,843	59,234
		Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.23%	11/28/2025		$3,783	3,745	3,754
		Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.16%	8/9/2027		$14,849	14,525	14,701
		Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	3,729
		Ventiv Holdco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.66%	9/3/2025		$426	381	409
		Ventiv Holdco, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$24,117	23,806	23,996
		VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,187	8,974
		VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	74,020	9,217	7,914
		Zywave, Inc. (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	11/17/2022		$-	(7)	-
		Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/17/2022		$17,236	17,173	17,236
								High Tech Industries Total	$384,197	$380,859	36.3%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	7.66%	2/1/2027		$20,193	19,694	18,174
		Captain D's LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	12/15/2023		$1,393	1,383	1,383
		Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,809	12,729	12,745
		Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,880	18,868	17,559
								Hotel, Gaming & Leisure Total	$52,674	$49,861	4.7%

	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,464	4,460	3,817
		Ansira Holdings, Inc. (3) (19) (23) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	7.58%	12/20/2024		$3,400	3,400	3,400
		Ansira Holdings, Inc. (7) (15) (19) (26)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	12/20/2024		$36,493	36,428	31,201
		Cruz Bay Publishing, Inc. (3) (15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	P+ 6.00%	9.25%	2/1/2021		$705	696	705
		Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.00%	7.25%	2/1/2021		$1,978	1,978	1,978
		Cruz Bay Publishing, Inc. (7) (15) (19) (26)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	2/1/2021		$3,882	3,882	3,882
		Cruz Bay Publishing, Inc. (7) (15) (19) (26)	First Lien Senior Secured Loan	P+ 6.75%	10.00%	2/1/2021		$1,309	1,309	1,309
								Media: Advertising, Printing & Publishing Total	$52,153	$46,292	4.4%

	Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	5/29/2026		$35,357	34,630	35,357
		Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.75%	4.75%	5/29/2026		€7,917	8,636	9,281
								Media: Broadcasting & Subscription Total	$43,266	$44,638	4.2%

	Media: Diversified & Production	9 Story Media Group Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	6.50%	4/30/2026	CAD	56	41	40
		9 Story Media Group Inc. (6) (15) (19) (21)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.50%	4/30/2026	CAD	7,329	5,371	5,382
		9 Story Media Group Inc. (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	4/30/2026		€3,947	4,514	4,523
		Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,159	14,416
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,830	9,347
		International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.27%	5/31/2023		£8,686	10,648	10,934
								Media: Diversified & Production Total	$47,830	$46,909	4.5%

	Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/6/2022		$-	-	-
		Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
								Retail Total	$28,672	$28,672	2.7%

	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	4.41%	7/10/2025		$3,865	3,857	2,512
		AMCP Clean Acquisition Company, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.47%	7/10/2025		$15,971	15,943	10,381
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.09%	9/30/2024		£7,362	9,505	7,259
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	1,677
		Hightower Holding, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$40,953	40,804	40,953
		Refine Intermediate, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 4.75%	4.80%	9/3/2026		$534	412	494
		Refine Intermediate, Inc. (15) (19) (21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,380	21,730
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,715	17,433	18,421
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€16,697	18,223	19,573
		TEI Holdings Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.00%	8.00%	12/23/2025		$3,471	3,426	3,200
		TEI Holdings Inc. (7) (12) (15) (19) (21) (26) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/23/2026		$48,682	48,094	45,761
								Services: Business Total	$181,525	$171,961	16.4%

	Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	6.40%	2/13/2026		$2,571	2,585	2,508
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026		£5,000	6,155	5,971
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.05%	9/11/2024		£6,011	7,751	7,761
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.23%	6/28/2024	AUD	20,621	14,069	14,455
								Services: Consumer Total	$30,560	$30,695	2.9%

	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	4/30/2026		$6,402	6,375	6,338
		Horizon Telcom, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	6/15/2023		$116	113	114
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	5.75%	6/15/2023		$925	919	907
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	6/15/2023		$13,625	13,505	13,353
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	862	812
								Telecommunications Total	$21,774	$21,524	2.0%

	Transportation: Cargo	A&R Logistics, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/5/2025		$-	(95)	(91)
		A&R Logistics, Inc. (7) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.20%	5/5/2025		$43,644	42,906	42,990
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.20%	5/5/2025		$2,454	2,411	2,418
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$6,050	5,972	5,959
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,750	2,723	2,750
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		-	445	509
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-		9	9	10
		ENC Holding Corporation (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.22%	5/30/2025		$10,198	10,186	9,892
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-		1,011	1,011	943
		Grammer Investment Holdings LLC (19) (25) (26)	Preferred Equity	10% PIK	10.00%	-		7	714	726
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-		122	-	-
		Grammer Purchaser, Inc. (2) (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024		$-	5	(11)
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/30/2024		$10,128	9,966	10,027
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	12.50%	1/19/2024		$15,000	14,787	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025		$23,100	23,090	21,869
								Transportation: Cargo Total	$114,130	$112,991	10.8%

	Transportation: Consumer	Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 8.50%	9.50%	12/1/2021		$1,467	1,467	1,265
		Direct Travel, Inc. (7) (13) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 8.50%	9.50%	12/1/2021		$2,913	2,913	2,512
		Direct Travel, Inc. (15) (19) (21)	First Lien Senior Secured Loan - Revolver	L+ 6.50%	7.50%	12/1/2021		$4,250	4,250	3,666
		Direct Travel, Inc. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	12/1/2021		$49,540	49,540	42,729
		Toro Private Investments II, L.P. (14) (19) (25)	Equity Interest	-	-	-		3,090	3,090	1,497
		Toro Private Investments II, L.P. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.00%	5.22%	5/29/2026		$6,749	4,426	4,228
								Transportation: Consumer Total	$65,686	$55,897	5.3%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	-	-	-		2	1,833	1,306
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024		$-	(27)	(71)
		Abracon Group Holding, LLC. (7) (15) (19) (21)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/18/2024		$35,639	35,500	34,748
		Aramsco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.40%	8/28/2024		$1,806	1,769	1,747
		Aramsco, Inc. (7) (18) (19) (21)	First Lien Senior Secured Loan	L+ 5.25%	5.40%	8/28/2024		$24,103	23,771	23,682
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-		10	1,012	1,668
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022		$9,870	9,812	8,595
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022		$6,531	6,435	5,687
								Wholesale Total	$80,105	$77,362	7.4%
								Non-Controlled/Non-Affiliate Investments Total	$2,361,890	$2,303,209	219.3%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-		6,720	6,720	11,417
								Beverage, Food& Tobacco Total	$6,720	$11,417	1.1%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10) (14) (19)	Equity Interest	-	-	-		1,123	-	-
		Blackbrush Oil & Gas, L.P. (10) (14) (19)	Preferred Equity	-	-	-		36,084	10,104	10,104
		Blackbrush Oil & Gas, L.P. (10) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	9/3/2025		$12,028	12,028	12,028
								Energy: Oil& Gas	$22,132	$22,132	2.1%
								Non-Controlled/Affiliate Investments Total	$28,852	$33,549	3.2%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred Equity	-	16.00%	-		10,828	10,823	10,828
		Air Comm Corporation LLC (10) (11) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025		$27,092	26,401	26,482
		BCC Jetstream Holdings Aviation (Off I), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-		11,863	11,863	11,777
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-		1,116	1,116	792
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (26)	First Lien Senior Secured Loan	-	10.00%	6/2/2022		$6,614	6,614	6,614
		Gale Aviation (Offshore) Co (10) (11) (19) (25)	Equity Interest	-	-	-		81,107	81,107	66,406
								Aerospace& Defense Total	$137,924	$122,899	11.7%
								Controlled Affiliate Investments Total	$137,924	$122,899	11.7%
								Investments Total	$2,528,666	$2,459,657	234.2%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	-	0.03%	-		$101,970	101,970	101,970
								Cash Equivalents Total	$101,970	$101,970	9.7%
								Investments and Cash Equivalents Total	$2,630,636	$2,561,627	243.9%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$(9)
US DOLLARS 088	CANADIAN DOLLAR 122	Bank of New York Mellon	4/15/2021	(3)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	(11)
POUND STERLING 6,460	US DOLLARS 8,406	Bank of New York Mellon	9/10/2021	46
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(445)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(129)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(177)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(448)
US DOLLARS 25,559	EURO 22,820	Goldman Sachs	3/9/2021	(1,301)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	(2,887)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(383)
US DOLLARS 94,608	POUND STERLING 75,000	Goldman Sachs	6/7/2021	(2,409)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(257)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	274
				$(8,139)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,050,459 as of September 30, 2020.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, non-qualifying assets totaled 17.3% of the Company’s total assets.

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

(23) $1,133 of the total par amount for this security is at L+ 5.75%.

(24) $1,621 of the total par amount for this security is at P+ 4.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $143,263 or 13.64% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC - Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC - Equity Interest	6/1/2017
CB Titan Holdings, Inc. - Preferred Equity	11/14/2017
Abracon Group Holding, LLC. - Equity Interest	7/18/2018
Armor Group, LP - Equity Interest	8/28/2018
Grammer Investment Holdings LLC - Warrants	10/1/2018
Grammer Investment Holdings LLC - Equity Interest	10/1/2018
Grammer Investment Holdings LLC - Preferred Equity	10/1/2018
ADT Pizza, LLC - Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC - Equity Interest	12/20/2018
FCG Acquisitions, Inc. - Preferred Equity	1/24/2019
WCI-HSG HOLDCO, LLC - Preferred Equity	2/22/2019
Toro Private Investments II, L.P. - Equity Interest	3/19/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ARL Holdings, LLC. - Equity Interest	5/3/2019
ACC Holdco, LLC. - Equity Interest	6/28/2019
Kellstrom Aerospace Group, Inc - Equity Interest	7/1/2019
East BCC Coinvest II,LLC - Equity Interest	7/23/2019
Gale Aviation (Offshore) Co - Equity Interest	8/2/2019
Ventiv Topco, Inc. - Equity Interest	9/3/2019
TLC Holdco LP - Equity Interest	10/11/2019
Elk Parent Holdings, LP - Equity Interest	11/1/2019
Elk Parent Holdings, LP - Preferred Equity	11/1/2019
Precision Ultimate Holdings, LLC - Equity Interest	11/6/2019
Elevator Holdco Inc. - Equity Interest	12/23/2019
Blackbrush Oil & Gas, L.P. - Equity Interest	9/3/2020
Blackbrush Oil & Gas, L.P. - Preferred Equity	9/3/2020

(26) Denotes that all or a portion of the debt investment includes PIK interest during the period.

(27) Asset has been placed on non-accrual.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".

(30) Cash equivalents include $78,895 of restricted cash.

(31) Loan includes interest rate floor of 2.00%.

(32) Loan includes interest rate floor of 1.50%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2019

(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.19%	10/9/2026	$6,540	6,480	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	10/9/2025	$16,778	16,648	16,275
		GSP Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.39%	11/6/2025	$36,268	35,917	35,542
		GSP Holdings, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.29%	11/6/2025	$227	182	136
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	1,911
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	7/1/2025	$-	(35)	(77)
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	8.35%	7/1/2025	$5,758	5,639	5,630
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	7/1/2025	$33,949	33,304	33,270
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	10/17/2022	$6,581	6,497	6,484
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,417
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.29%	2/28/2022	$12,723	12,770	12,087
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	8.20%	5/13/2025	$2,627	2,571	2,627
		TCFI Aevex LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.24%	5/13/2025	$38,515	37,854	38,515
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	-	-	-	675	675	968
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.25%	6.04%	2/24/2025	$403	369	396
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	2/24/2025	$17,779	17,551	17,735
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	9.68%	4/30/2026	$11,724	11,620	11,584
							Aerospace & Defense Total	$191,422	$190,778	18.7%

	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025	$-	(31)	-
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	10/3/2025	$36,890	36,286	36,890
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(40)	(43)
		JHCC Holdings, LLC (3) (18) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	10.00%	9/9/2025	$1,013	972	999
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.21%	9/9/2025	$29,676	29,335	29,528
							Automotive Total	$66,522	$67,374	6.6%

	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/27/2025	$-	(46)	(48)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/27/2026	$14,480	14,201	14,190
		Transaction Network Services, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.93%	8/15/2022	$11,630	11,501	11,324
							Banking Total	$25,656	$25,466	2.5%

	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	-	8.50%	6/1/2026	$10,000	9,814	9,382
		NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	9.43%	4/18/2025	$9,159	9,190	1,101
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	5.42%	4/19/2024	$4,937	4,963	2,328
							Beverage, Food & Tobacco Total	$23,967	$12,811	1.3%

	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022	$-	(12)	-
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.71%	3/15/2023	$7,890	7,766	7,890
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	1,419
		Electronics For Imaging, Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	7/23/2027	$13,070	12,253	12,220
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.70%	11/5/2024	$33,599	32,861	32,843
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.59%	12/1/2025	$8,240	8,252	7,993
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	-	-	-	4	4,251	7,263
		FFI Holdings I Corp (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/24/2025	$-	(9)	3
		FFI Holdings I Corp (3) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.95%	1/24/2025	$3,438	3,368	3,465
		FFI Holdings I Corp (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.60%	1/24/2025	$68,421	67,842	68,763
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	3/1/2024	$38,302	38,302	38,302
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,325	6,752
							Capital Equipment Total	$183,618	$186,913	18.4%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/2/2021	$-	-	-
		AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.94%	8/1/2022	$19,856	19,566	19,756
		Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,684	3,949	4,126
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.04%	12/15/2025	$8,933	8,773	8,564
							Chemicals, Plastics & Rubber Total	$32,288	$32,446	3.2%

	Construction & Building	Chase Industries, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.00%	5.94%	5/12/2025	$1,115	1,115	1,111
		Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00% (1.5% PIK)	7.44%	5/12/2025	$11,812	11,762	11,753
		Crown Subsea (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.69%	11/3/2025	$9,696	9,566	9,675
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	12
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,202
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	1,613
		Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/20/2024	$-	(64)	(10)
		Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	12/20/2024	$35,003	34,367	34,915
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,303
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	747
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,710	6,992
		YLG Holdings, Inc. (2) (3) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/31/2025	€-	-	(51)
		YLG Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	-	10/31/2025	€-	(83)	(171)
		YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	10/31/2025	€38,862	38,484	38,085
							Construction & Building Total	$107,413	$108,176	10.6%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.94%	6/6/2024	$17,100	16,968	16,672
		TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	1,188
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(69)	(71)
		TLC Purchaser, Inc. (3) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	9.50%	10/13/2025	$3,916	3,745	3,738
		TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.49%	10/13/2025	$42,721	41,882	41,867
							Consumer Goods: Durable Total	$63,712	$63,394	6.2%

	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.25%	8.00%	11/4/2022	$1,966	1,944	1,952
		FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	11/4/2022	$31,384	31,217	31,228
		Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	5/15/2023	$2,647	2,605	2,627
		MND Holdings III Corp (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 3.50%	5.44%	6/19/2024	$11,642	11,667	10,944
		RoC Opco LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/25/2025	$-	(176)	-
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	9.19%	2/25/2025	$40,793	39,888	40,793
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.85%	9/11/2023	$14,573	14,573	14,501
		Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.40%	9/9/2022	$11,674	11,629	11,674
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.82%	9/11/2023	$42,610	42,610	42,397
		WU Holdco, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.44%	3/26/2026	$832	778	832
		WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/26/2025	$-	(56)	-
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	3/26/2026	$39,705	38,923	39,705
							Consumer Goods: Non-Durable Total	$195,602	$196,653	19.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	9.55%	7/22/2027	$11,870	11,637	11,633
							Containers, Packaging, & Glass Total	$11,637	$11,633	1.1%

	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	7/2/2025	$19,752	19,739	19,654
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	7/2/2026	$2,480	2,433	2,480
							Energy: Electricity Total	$22,172	$22,134	2.2%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	9.00%	7/2/2024	$2,125	2,071	2,125
		Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	7/2/2024	$44,100	43,605	44,100
		Blackbrush Oil & Gas, L.P. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 8.00%	9.89%	2/9/2024	$32,075	31,588	31,754
							Energy: Oil & Gas Total	$77,264	$77,979	7.7%

	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	11.04%	9/30/2022	£13,279	16,814	17,612
							Environmental Industries Total	$16,814	$17,612	1.7%

	FIRE: Insurance	Ivy Finco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025	£7,217	8,950	9,381
		Ivy Finco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025	£2,691	3,194	3,382
		Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	8.10%	12/19/2024	$2,186	2,020	2,186
		Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024	$-	(48)	-
		Margaux Acquisition Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	12/19/2024	$28,916	28,392	28,916
		Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024	£-	(10)	-
		Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,706	9,869	10,221
							FIRE: Insurance Total	$52,367	$54,086	5.3%

	FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021	€9,300	10,786	10,443
							FIRE: Real Estate Total	$10,786	$10,443	1.0%

	Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.41%	6/26/2026	$10,601	10,301	9,700
							Forest Products & Paper Total	$10,301	$9,700	1.0%

	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	-	-	-	1,953	1,953	3,378
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021	$23,118	22,747	23,118
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021	$15,284	15,031	15,284
		Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out - Revolver	L+ 5.50%	7.21%	10/17/2022	$772	757	772
		Clinical Innovations, LLC (12) (15) (19) (22) (29)	First Lien Last Out	L+ 5.50%	7.30%	10/17/2023	$10,916	10,744	10,916
		Clinical Innovations (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	10/17/2023	$511	500	511
		CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025	$-	(64)	-
		CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.19%	3/3/2025	$55,905	55,390	55,905
		Datix Bidco Limited (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024	£-	(21)	-
		Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.63%	4/27/2026	£12,134	16,314	16,093
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	5.50%	4/28/2025	AUD4,212	3,205	2,958
		Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	6/22/2026	$15,230	15,084	14,887
		Great Expressions Dental Centers PC (3) (15) (19) (34)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	7.22%	9/28/2022	$1,017	1,009	789
		Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.17%	9/28/2023	$7,609	7,540	6,125
		Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.30%	9/1/2022	$9,160	9,071	8,428
		Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 7.50%	9.44%	1/3/2023	$16,189	14,935	12,293
		Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€10,033	11,134	10,985
		Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.45%	6/17/2027	$19,966	19,492	19,467
		Mertus 522. GmbH (3) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026	€875	602	946
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026	€22,468	24,540	25,167
		TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.24%	11/1/2024	$9,472	9,282	9,472
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	6/23/2025	$16,520	16,334	16,520
							Healthcare & Pharmaceuticals Total	$255,579	$254,014	24.9%

	High Tech Industries	AMI US Holdings Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.25%	4/1/2024	$767	737	767
		AMI US Holdings Inc. (6) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.19%	4/1/2025	$13,157	12,916	13,157
		Appriss Holdings, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/30/2025	$-	(61)	-
		Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	5/29/2026	$48,876	48,272	48,876
		CB Nike IntermediateCo Ltd (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.93%	10/31/2025	$1,550	1,464	1,461
		CB Nike IntermediateCo Ltd (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	10/31/2025	$35,422	34,729	34,714
		CMI Marketing Inc (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/24/2023	$-	(14)	-
		CMI Marketing Inc (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	5/24/2024	$15,256	15,136	15,256
		Drilling Info Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	7/30/2025	$22,609	22,532	22,496
		Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	7.05%	7/18/2025	$3,366	3,466	3,366
		Element Buyer, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	7/19/2024	$1,417	1,368	1,417
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	7/18/2025	$37,772	38,104	37,772
		Elo Touch Solutions, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.24%	12/15/2025	$3,261	3,168	3,244
		Everest Bidco (6) (15) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216	13,098	13,076
		MeridianLink, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	5/30/2025	$1,825	1,804	1,798
		Netsmart Technologies, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.50%	9.30%	10/19/2023	$2,749	2,749	2,735
		nThrive, Inc. (15) (19) (21)	Second Lien Senior Secured Loan	L+ 9.75%	11.55%	4/20/2023	$8,000	7,986	7,080
		Park Place Technologies (15) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	3/30/2026	$6,733	6,688	6,682
		Symplr Software, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.95%	11/30/2023	$4,499	4,445	4,499
		Symplr Software, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.94%	11/28/2025	$61,060	60,211	61,060
		Utimaco, Inc. (6) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.42%	8/9/2027	$14,849	14,490	14,775
		Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-	28	2,833	2,886
		Ventiv Holdco, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	-	9/3/2025	$-	(49)	(17)
		Ventiv Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	9/3/2025	$24,299	23,948	24,178
		VPARK BIDCO AB (6) (19) (21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK56,999	9,160	8,566
		VPARK BIDCO AB (6) (16) (19) (21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.86%	3/10/2025	NOK74,020	9,197	8,430
		Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.80%	11/17/2022	$428	419	429
		Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	11/17/2022	$17,370	17,290	17,370
							High Tech Industries Total	$356,086	$356,073	35.0%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.19%	2/1/2027	$20,193	19,649	19,688
		Captain D’s LLC (3) (15) (19) (35)	First Lien Senior Secured Loan - Revolver	P+ 3.50%	7.45%	12/15/2023	$1,285	1,273	1,266
		Captain D’s LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.44%	12/15/2023	$13,037	12,940	12,907
		Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	3/21/2025	$19,023	19,004	19,213
							Hotel, Gaming & Leisure Total	$52,866	$53,074	5.2%

	Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	12/2/2024	$4,050	4,020	3,594
		Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.51%	12/20/2022	$2,936	2,926	2,458
		Ansira Holdings, Inc. (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	7.22%	12/20/2022	$7,084	7,084	7,084
		Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	12/20/2022	$35,877	35,791	32,020
		Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	P+ 5.00%	9.75%	2/28/2020	$876	865	876
		Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 3.00%	7.75%	2/28/2020	$2,298	2,298	2,298
		Cruz Bay Publishing, Inc. (7) (15) (19) (27)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	2/28/2020	$4,824	4,824	4,824
		Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.46%	2/28/2020	$1,611	1,611	1,611
							Media: Advertising, Printing & Publishing Total	$59,419	$54,765	5.4%

	Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	5/29/2026	$35,357	34,552	35,357
		Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026	€7,917	8,613	8,890
							Media: Broadcasting & Subscription Total	$43,165	$44,247	4.3%

	Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2022	$-	-	-
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022	$15,095	15,185	15,095
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022	$9,788	9,847	9,788
		International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.00%	4.86%	5/31/2023	£8,686	10,638	11,520
							Media: Diversified & Production Total	$35,670	$36,403	3.6%

	Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/6/2022	$-	-	-
		Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.55%	7/6/2022	$28,827	28,827	28,827
		Calceus Acquisition, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	2/12/2025	$5,997	5,947	6,000
							Retail Total	$34,774	$34,827	3.4%

	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	6.19%	6/16/2025	$3,894	3,886	3,806
		AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.19%	6/16/2025	$16,093	16,062	15,731
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/30/2024	£7,362	9,488	9,605
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-	2	2,448	2,448
		Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/31/2025	$-	(15)	(17)
		Hightower Holding, LLC (12) (15) (19) (21) (29) (31)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	1/31/2025	$34,589	34,432	34,503
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€15,957	17,658	17,873
		SumUp Holdings Luxembourg S.à.r.l. (3) (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€7,480	7,823	8,351
		TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.83%	12/23/2025	$1,509	1,464	1,464
		TEI Holdings Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.93%	12/23/2026	$49,050	48,340	48,559
		Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	5.55%	9/29/2025	$23,747	23,700	23,539
							Services: Business Total	$165,286	$165,862	16.3%

	Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	8.05%	2/13/2026	$2,571	2,587	2,545
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.78%	5/11/2026	£5,000	6,138	6,466
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/11/2024	£6,011	7,727	7,733
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.90%	6/28/2024	AUD20,621	14,006	14,050
							Services: Consumer Total	$30,458	$30,794	3.0%

	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	4/30/2026	$6,451	6,420	6,448
		Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.75%	6.46%	6/15/2023	$481	465	464
		Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/15/2023	$-	(2)	(1)
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.44%	6/15/2023	$13,730	13,577	13,592
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.46%	12/16/2024	$857	863	840
							Telecommunications Total	$21,323	$21,343	2.1%

	Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.85%	5/5/2025	$1,053	940	1,053
		A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$43,976	43,130	43,976
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$2,473	2,424	2,473
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025	$6,096	6,004	6,096
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	-	445	448
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	-	-	-	9	9	8
		ENC Holding Corporation (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	5/30/2025	$10,272	10,259	10,041
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-	1,011	1,011	1,021
		Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	-	6	646	679
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-	122	-	122
		Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.30%	9/30/2024	$52	56	42
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.31%	9/30/2024	$10,206	10,043	10,104
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.30%	1/19/2024	$15,000	14,752	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	3/13/2025	$23,277	23,265	22,084
		Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	3,090
							Transportation: Cargo Total	$116,074	$116,237	11.4%

	Transportation: Consumer	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.44%	12/1/2021	$1,471	1,382	1,471
		Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.45%	12/1/2021	$2,920	2,920	2,920
		Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/1/2021	$-	-	-
		Direct Travel, Inc. (7) (15) (19) (23)	First Lien Senior Secured Loan	L+ 6.50%	8.40%	12/1/2021	$49,667	49,667	49,667
		Toro Private Holdings III, Ltd (6) (12) (18) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	5/28/2027	$8,998	8,504	7,604
							Transportation: Consumer Total	$62,473	$61,662	6.1%

	Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	-	7.75%	6/15/2025	$13,478	12,598	8,126
							Utilities: Electric Total	$12,598	$8,126	0.8%

	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	-	-	-	2	1,833	1,294
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024	$-	(32)	(28)
		Abracon Group Holding, LLC. (7) (13) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	7/18/2024	$36,094	35,929	35,733
		Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.05%	8/28/2024	$621	579	553
		Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/28/2024	$24,288	23,902	23,802
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	1,085
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$9,948	9,867	9,500
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$6,582	6,452	6,286
							Wholesale Total	$79,542	$78,225	7.7%
							Non-Controlled/Non-Affiliate Investments Total	$2,416,854	$2,403,250	236.0%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.6%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.6%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred equity	-	16.00%	-	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.44%	6/30/2025	$27,298	26,516	27,161
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-	11,863	11,863	13,091
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-	1,116	1,116	1,869
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	-	10.00%	6/2/2022	$6,363	6,363	6,363
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-	57,007	57,007	57,773
							Aerospace & Defense Total	$113,689	$117,085	11.5%
							Controlled Affiliate Investments Total	$113,689	$117,085	11.5%
							Investments Total	$2,537,263	$2,527,055	248.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (36)	Cash Equivalents	-	1.64%	-	$66,965	66,965	66,965
							Cash Equivalents Total	$66,965	$66,965	6.6%
							Investments and Cash Equivalents Total	$2,604,228	$2,594,020	254.7%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$288
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	-
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	552
EURO 3,270	US DOLLARS 2,930	Bank of New York Mellon	1/10/2020	-
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	194
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	(1)
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	(465)
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	(2,399)
US DOLLARS 83,784	EURO 72,370	Goldman Sachs	6/15/2020	1,716
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	(167)
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	225
US DOLLARS 8,257	NORWEGIAN KRONE 74,020	Goldman Sachs	3/20/2020	(161)
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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2020 and December 31, 2019, one and two loans have been placed on non-accrual status, respectively.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2020. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2020, the tax years that remain subject to examination are from 2016 forward.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on the Company’s consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2020 (with corresponding percentage of total portfolio investments):

	As of September 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,180,248	86.2%	$2,128,629	86.5%
First Lien Last Out Loans	16,936	0.7	17,223	0.7
Second Lien Senior Secured Loans	166,137	6.5	155,542	6.3
Subordinated Debt	14,787	0.6	15,000	0.6
Equity Interests	120,836	4.8	107,373	4.4
Preferred Equity	29,722	1.2	35,890	1.5
Warrants	—	0.0	—	0.0
Total	$2,528,666	100.0%	$2,459,657	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2020 (with corresponding percentage of total portfolio investments):

	As of September 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,092,558	82.8%	$2,034,586	82.7%
United Kingdom	124,790	4.9	123,395	5.0
Cayman Islands	81,107	3.2	66,406	2.7
Luxembourg	51,735	2.0	53,974	2.2
Germany	38,726	1.6	40,895	1.7
Israel	34,474	1.4	35,157	1.4
Ireland	20,752	0.8	21,567	0.9
Jersey	17,792	0.7	18,119	0.7
Sweden	18,404	0.7	16,888	0.7
Australia	14,069	0.6	14,455	0.6
France	13,127	0.5	13,124	0.5
Netherlands	11,206	0.4	11,146	0.5
Canada	9,926	0.4	9,945	0.4
Total	$2,528,666	100.0%	$2,459,657	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2020 (with corresponding percentage of total portfolio investments):

	As of September 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$384,197	15.2%	$380,859	15.5%
Aerospace & Defense	329,736	13.0	298,542	12.1
Healthcare & Pharmaceuticals	220,682	8.6	216,723	8.9
Consumer Goods: Non-Durable	192,532	7.5	190,042	7.8
Capital Equipment	179,015	7.1	181,509	7.4
Services: Business	181,525	7.2	171,961	7.0
Transportation: Cargo	114,130	4.5	112,991	4.6
Construction & Building	103,806	4.1	102,724	4.2
Wholesale	80,105	3.2	77,362	3.1
Energy: Oil & Gas	69,545	2.8	70,011	2.8
FIRE: Insurance (1)	66,507	2.6	66,644	2.7
Automotive	65,802	2.6	65,097	2.6
Consumer Goods: Durable	59,498	2.4	59,033	2.4
Transportation: Consumer	65,686	2.6	55,897	2.3
Hotel, Gaming & Leisure	52,674	2.1	49,861	2.0
Media: Diversified & Production	47,830	1.9	46,909	1.9
Media: Advertising, Printing & Publishing	52,153	2.1	46,292	1.9
Media: Broadcasting & Subscription	43,266	1.7	44,638	1.8
Services: Consumer	30,560	1.2	30,695	1.2
Retail	28,672	1.1	28,672	1.2
Chemicals, Plastics & Rubber	25,734	1.0	26,182	1.1
Telecommunications	21,774	0.9	21,524	0.9
Energy: Electricity	22,027	0.9	21,235	0.9
Environmental Industries	16,936	0.7	17,223	0.7
Beverage, Food & Tobacco	12,069	0.5	15,693	0.6
FIRE: Finance (1)	15,289	0.6	15,399	0.6
Banking	14,081	0.6	13,364	0.5
Containers, Packaging, & Glass	11,653	0.5	11,752	0.5
FIRE: Real Estate (1)	10,856	0.4	10,901	0.4
Forest Products & Paper	10,326	0.4	9,922	0.4
Total	$2,528,666	100.0%	$2,459,657	100.0%

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

Below is selected statements of operations information for the three and nine months ended September 30, 2019:

Selected Statements of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Interest income	$—	$53,494
Fee income	—	217
Total revenues	—	53,711
Credit facility expenses (1)	—	22,008
Other fees and expenses	—	6,661
Total expenses	—	28,669
Net investment income	—	25,042
Net increase in members’ capital from operations	$—	$25,042

(1)       The ABCS distribution was effective April 30, 2019.

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$134,926	$1,993,703	$2,128,629
First Lien Last Out Loans	—	—	17,223	17,223
Second Lien Senior Secured Loans	—	39,650	115,892	155,542
Subordinated Debt	—	—	15,000	15,000
Equity Interests	—	—	107,373	107,373
Preferred Equity	—	—	35,890	35,890
Warrants	—	—	—	—
Total Investments	$—	$174,576	$2,285,081	$2,459,657
Cash equivalents	$101,970	$—	$—	$101,970
Forward currency exchange contracts (asset)	$—	$23	$—	$23
Forward currency exchange contracts (liability)	$—	$8,162	$—	$8,162

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interests	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost (1)	339,482	2,561	—	—	24,100	10,104	—	376,247
Paid-in-kind interest	2,858	88	—	—	—	67	—	3,013
Net accretion of discounts (amortization of premiums)	3,475	54	288	35	—	—	—	3,852
Proceeds from principal repayments and sales of investments (1)	(256,113)	(14,308)	(4,420)	—	—	—	—	(274,841)
Net change in unrealized appreciation (depreciation) on investments	(40,313)	(699)	(4,757)	(35)	(16,020)	1,401	(122)	(60,545)
Net realized gains (losses) on investments	(126)	227	(4,115)	—	—	—	—	(4,014)
Transfers out of Level 3	(74,759)	—	(2,735)	—	—	—	—	(77,494)
Transfers to Level 3	29,578	—	7,604	—	—	—	—	37,182
Balance as of September 30, 2020	$1,993,703	$17,223	$115,892	$15,000	$107,373	$35,890	$—	$2,285,081
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2020	$(38,878)	$(512)	$(5,657)	$(35)	$(16,020)	$1,401	$(122)	$(59,823)

(1) Includes reorganizatons and restructuring of investments.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2020, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2020, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2020 were as follows:

	As of September 30, 2020
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,844,361	Discounted Cash Flows	Comparative Yields	4.9%-16.1% (7.5%)
First Lien Senior Secured Loans	63,065	Comparable Company Multiple	EBITDA Multiple	6.0x-6.2x (6.1x)
First Lien Senior Secured Loans	18,642	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	17,205	Collateral Analysis	Recovery Rate	100.0%
First Lien Last Out	17,223	Discounted Cash Flows	Comparative Yields	11.3%
Second Lien Senior Secured Loans	115,892	Discounted Cash Flows	Comparative Yields	8.4%-16.1% (10.8%)
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	13.3%
Equity Interests	28,398	Comparable Company Multiple	EBITDA Multiple	7.0x-17.8x (10.3x)
Equity Interests	78,975	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.4%)
Preferred Equity	25,786	Comparable Company Multiple	EBITDA Multiple	7.8x-14.8x (11.1x)
Preferred Equity	10,104	Discounted Cash Flows	Discount Rate	10.0%
Warrants	-	Comparable Company Multiple	EBITDA Multiple	7.8	x
Total investments	$2,234,651

(1)	Included within the Level 3 assets of $2,285,081 is an amount of $50,430 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2020. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2020, approximate the carrying value of such notes.

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

For the three months ended September 30, 2020 and 2019, management fees were $8.9 million and $8.9 million, respectively. For the nine months ended September 30, 2020 and 2019, management fees were $26.3 million and $23.6 million, respectively. For the three and nine months ended September 30, 2020, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended September 30, 2019, $0.0 million was contractually waived and $2.6 million was voluntarily waived. For the nine months ended September 30, 2019, $0.0 million was contractually waived and $6.4 million was voluntarily waived.

As of September 30, 2020 and December 31, 2019, management fees payable were $8.9 million and $7.3 million, respectively.

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

For the three months ended September 30, 2020 and 2019, the Company incurred $0.0 million and $4.3 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.8 million, respectively, of the income incentive fees earned by the Advisor during the three months ended September 30, 2020 and 2019. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2020 and 2019, the Company incurred $0.0 million and $12.9 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $2.7 million, respectively, of the income incentive fees earned by the Advisor during the nine months ended September 30, 2020 and 2019. As a result of the income incentive fee waivers, the Company incurred $3.6 and $10.2 million of income incentive fees (after waivers) for the three and nine months ended September 30, 2019, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of September 30, 2020 and December 31, 2019, there was $0.0 million and $4.5 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee was calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the IPO occurred. For the avoidance of doubt, such capital gains incentive fee was equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through the day before the IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Amended Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2020 and December 31, 2019.

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

For the three months ended September 30, 2020 and 2019, the Company incurred $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee. For the nine months ended September 30, 2020 and 2019, the Company incurred $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee. As of September 30, 2020 and December 31, 2019, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there were $0.0 and $0.0 in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2020 and December 31, 2019, the Advisor held 487,444.14 and 389,695.20 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 12,875,920.66 and 9,539,043.66 shares of the Company at September 30, 2020 and December 31, 2019, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of September 30, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$—	$4,697	$—	$11,417	$—	$—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	10,104	—	—	—	10,104	—	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan (1)	—	12,028	—	—	—	12,028	56	—
Total Non-Controlled/affiliate investment	$6,720	$22,132	$—	$4,697	$—	$33,549	$56	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$—	$—	$—	$10,828	$921	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	91	(206)	(564)	—	26,482	1,741	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	—	—	(1,077)	—	792	75	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	251	—	—	—	6,614	484	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	—	—	(1,314)	—	11,777	801	—
Gale Aviation (Offshore) Co, Equity Interest	57,773	24,099	—	(15,466)	—	66,406	4,676	—
Total Controlled affiliate investment	$117,085	$24,441	$(206)	$(18,421)	$—	$122,899	$8,698	$—
Total	$123,805	$46,573	$(206)	$(13,724)	$—	$156,448	$8,754	$—

(1)       Non-income producing.

Transactions during the year ended December 31, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$—	$11,707	$(882)	$3	$—	$10,828	$955	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	—	26,653	(137)	645	—	27,161	1,266	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	279,363	1,432	(281,589)	529	265	—	13,875
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,243	384	—	242	—	1,869	107	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,163	2,219	(19)	—	—	6,363	543	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,479	—	—	(388)	—	13,091	1,115	—
Gale Aviation (Offshore) Co, Equity Interest	—	57,626	(617)	764		57,773	627
Total Controlled affiliate investment	$298,248	$100,021	$(283,244)	$1,795	$265	$117,085	$18,488	$4
Total	$304,968	$100,021	$(283,244)	$1,795	$265	$123,805	$18,488	$4

(1)       Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 169% and 164%, respectively.

The Company’s outstanding borrowings as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$425,000	$307,774	$307,774	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,962	365,700	365,700	363,832
JPM Credit Facility	450,000	299,183	299,183	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,207	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	146,726	—	—	—
Total Debt	$1,839,450	$1,521,407	$1,513,852	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2020 and year ended December 31, 2019 were 3.7% and 4.7%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$307,774	$—	$307,774	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	299,183	—	—	299,183	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,521,407	$—	$457,774	$299,183	$764,450

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

On May 27, 2020, the Parties entered into Amendment No. 2 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, (i) permit the Company to incur a lien on assets purchased with the proceeds of the rights offering and (ii) remove the requirement that the Company maintain $50.0 million in unencumbered cash after the completion of the rights offering, instead requiring a pay down of $50.0 million within two business days after the closing of the rights offering, which was subsequently paid.

On August 14, 2020, the Parties entered into the second amended and restated credit agreement and the third amended and restated margining agreement (collectively, the “Amendment”), which amended and restated the terms of the existing credit facility (the “Amended and Restated Credit Facility”). The Amendment amends the existing credit facility to, among other things, (i) decrease the financing limit from $500.0 million to $425.0 million, (ii) decrease the interest rate on financing from LIBOR plus 3.25% per annum to LIBOR plus 3.00% per annum, and (iii) provide enhanced flexibility to contribute and borrow against revolving and delayed draw loans and modify certain other terms relating to collaterals.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2020 and December 31, 2019, there were $307.8 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and the Company was in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,823	$4,441
Unused facility fee	106	109
Amortization of deferred financing costs and upfront commitment fees	297	269
Total interest and debt financing expenses	$3,226	$4,819

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$12,428	$13,844
Unused facility fee	270	316
Amortization of deferred financing costs and upfront commitment fees	830	798
Total interest and debt financing expenses	$13,528	$14,958

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.82%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.77%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.42%
Class B	29,300	3.00% + 3 Month LIBOR	3.27%
Class C	30,400	4.00% + 3 Month LIBOR	4.27%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of September 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of September 30, 2020, there were 58 first lien and second lien senior secured loans with a total fair value of approximately $404.6 million and cash of $42.2 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,246	$4,022
Amortization of debt issuance costs and upfront commitment fees	44	44
Total interest and debt financing expenses	$2,290	$4,066

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$8,752	$12,499
Amortization of debt issuance costs and upfront commitment fees	130	130
Total interest and debt financing expenses	$8,882	$12,629

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

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$1,174
Unused facility fee	—	134
Amortization of deferred financing costs and upfront commitment fees	—	108
Total interest and debt financing expenses	$—	$1,416

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$4,104
Unused facility fee	—	357
Amortization of deferred financing costs and upfront commitment fees	—	124
Total interest and debt financing expenses	$—	$4,585

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

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the "Second Amended Loan and Security Agreement"). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020, which the Company subsequently paid.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of September 30, 2020 and December 31, 2019, there were $299.2 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,444	$7,232
Unused facility fee	94	202
Amortization of deferred financing costs and upfront commitment fees	65	20
Total interest and debt financing expenses	$2,603	$7,454

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$11,469	$12,387
Unused facility fee	310	328
Amortization of deferred financing costs and upfront commitment fees	402	33
Total interest and debt financing expenses	$12,181	$12,748

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.98%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.98%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.98%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.88%
Class C	32,500	4.75% + 3 Month LIBOR	5.03%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of September 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of September 30, 2020, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $444.1 million and cash of $36.7 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.5 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,755	$1,651
Amortization of debt issuance costs and upfront commitment fees	58	21
Total interest and debt financing expenses	$2,813	$1,672

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$10,490	$1,651
Amortization of debt issuance costs and upfront commitment fees	172	21
Total interest and debt financing expenses	$10,662	$1,672

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of September 30, 2020, there were no borrowings under the Revolving Advisor Loan.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$58	$—
Total interest and debt financing expenses	$58	$—

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

The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of September 30, 2020, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2023 Notes were as follows:

	September 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$—
Unamortized debt issuance cost	(1,969)	—
Original issue discount, net of accretion	(1,305)	—
Carrying value of 2023 Notes	$146,726	$—

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$3,188	$—
Amortization of debt issuance cost	184	—
Accretion of original issue discount	122	—
Total interest and debt financing expenses	$3,494	$—

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$3,932	$—
Amortization of debt issuance cost	222	—
Accretion of original issue discount	149	—
Total interest and debt financing expenses	$4,303	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2020 and December 31, 2019 is included on the consolidated schedule of investments by contract. The Company had collateral receivable of $3.6 million for September 30, 2020 and collateral payable of $0.3 million for December 31, 2019 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $276.5 million and $258.5 million, respectively. For the three and nine months ended September 30, 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $205.9 million and $172.1 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2020:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$23	$—	$23	$—	$23
Citibank	Unrealized depreciation on forward currency contracts	$—	$(1,199)	$(1,199)	$1,199	$—
Goldman Sachs	Unrealized depreciation on forward currency contracts	$—	$(6,963)	$(6,963)	$—	$(6,963)

(1)	Amount excludes excess cash collateral paid.
(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended September 30,
	2020	2019
Net realized gains (losses) on forward currency exchange contracts	$(130)	$346
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(11,177)	9,135
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(11,307)	$9,481

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $11.5 million and ($8.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($11.3) million and $9.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.2 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2020 and 2019 was as follows:

	For the Nine Months Ended September 30,
	2020	2019
Net realized gain on forward currency exchange contracts	$6,472	$11,042
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(7,921)	(14)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(1,449)	$11,028

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $3.6 million and ($8.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.4) million and $11.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.2 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
Total distributions declared			$1.09	$65,078

The distributions declared during the nine months ended September 30, 2020 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2020 and December 31, 2019, BCSF Advisors, LP contributed in aggregate $8.8 million to the Company and received 487,444.14 shares of the Company and contributed $7.8 million to the Company and received 389,695.20 shares of the Company, respectively. At September 30, 2020 and December 31, 2019, BCSF Advisors, LP owned 0.75% and 0.75%, respectively, of the outstanding common stock of the Company.

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

For the three months ended September 30, 2020 and 2019, there were zero shares issued pursuant to the dividend reinvestment plan. For the nine months ended September 30, 2020 and 2019, there were zero and 167,674.81 shares issued pursuant to the dividend reinvestment plan, respectively.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2020, there have been no repurchases of common stock.

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2020, the Company had $153.0 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$71
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	1,944
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	1,553
Ansira Holdings, Inc. - Revolver	12/20/2024	3,683
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D's LLC - Revolver	12/15/2023	480
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/1/2021	1,098
Cruz Bay Publishing, Inc. - Revolver	2/1/2021	856
CST Buyer Company - Revolver	10/3/2025	2,190
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,400
FFI Holdings I Corp - Revolver	1/24/2025	5,432
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,720
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,952
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	1,409
Margaux UK Finance Limited - Revolver	12/19/2024	644
MRI Software LLC - Delayed Draw	2/10/2026	1,016
MRI Software LLC - Revolver	2/10/2026	1,782
NPC International, Inc. - First Lien Senior Secured Loan	1/21/2021	402
Profile Products LLC - Revolver	12/20/2024	3,833
Refine Intermediate, Inc. - Revolver	9/3/2026	4,806
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
Symplr Software, Inc. - Revolver	11/30/2023	4,965
TEI Holdings Inc. - Revolver	12/23/2025	1,056
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
Whitcraft LLC - Revolver	4/3/2023	1,087
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	1,008
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	1,279
Total First Lien Senior Secured Loans		$153,032

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	For the Nine months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$19.72	$19.46
Net investment income (1)	1.13	1.23
Net realized gain (loss) (1) (7)	(0.50)	0.19
Net change in unrealized appreciation (depreciation) (1) (2) (8)	(1.18)	0.06
Net increase (decrease) in net assets resulting from operations (1) (9) (10)	(0.55)	1.48
Stockholder distributions from income (3)	(1.09)	(1.23)
Dilution due to issuance of common stock	(1.81)	-
Net asset value at end of period	$16.27	$19.71

Net assets at end of period	$1,050,459	$1,081,225
Shares outstanding at end of period	64,562,265.27	51,649,812.27
Per share market value at end of period	$10.20	$18.97
Total return based on market value (12)	(42.59)%	20.55%
Total return based on net asset value (4)	(11.92)%	7.72%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	8.68%	8.50%
Ratio of total net expenses to average net assets (5)(11)(13)	11.16%	10.37%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.73%	6.14%
Ratio of expenses (without incentive fees) to average net assets (5) (11)(13)	11.16%	9.37%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.56%	3.48%
Average principal debt outstanding	$1,594,268	$1,225,077
Portfolio turnover (6)	13.58%	35.54%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)	Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was 0.00% and (0.27%) for the nine months ended September 30, 2020 and 2019, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and (0.64%) for the nine months ended September 30, 2020 and 2019, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2020 would be 8.68%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2019 would be 7.60%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2020 would be 11.16%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2019 would be 11.28%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 5, 2020, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2020, we have invested approximately $3.7 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make. Due to the impact of COVID-19 and related measures taken to contain its spread, the future duration and breadth of the adverse impact of COVID-19 on the broader markets in which the Company invests cannot currently be accurately predicted and future investment activity of the Company will be subject to these effects and the related uncertainty.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2020 and December 31, 2019, 99.2% and 99.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.0 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of September 30, 2020, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2020, the Company’s asset coverage was 169%.

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

The Company experienced a significant reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of December 31, 2019. The significant decrease is primarily the result of unrealized depreciation across the fair value of the Company’s investments resulting from the COVID-19 pandemic and the dilution impact from the Company’s rights offering.

As of September 30, 2020, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of September 30, 2020. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company's access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies.

Portfolio and Investment Activity

During the three months ended September 30, 2020, we invested $30.8 million, including PIK, in 24 portfolio companies, and had $89.9 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $59.1 million for the period. Of the $30.8 million invested during the three months ended September 30, 2020, $11.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended September 30, 2019, we invested $274.6 million, including PIK, in 39 portfolio companies, and had $184.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $90.4 million for the period.

During the nine months ended September 30, 2020, we invested $357.7 million, including PIK, in 59 portfolio companies, and had $337.7 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $20.0 million for the period. Of the $357.7 million invested during the nine months ended September 30, 2020, $197.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2020 (dollars in thousands):

	As of September 30, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,180,248	86.2%	$2,128,629	86.5%	6.6%	6.8%
First Lien Last Out Loans	16,936	0.7	17,223	0.7	10.9	10.8
Second Lien Senior Secured Loans	166,137	6.5	155,542	6.3	8.6	9.2
Subordinated Debt	14,787	0.6	15,000	0.6	12.7	12.5
Equity Interests	120,836	4.8	107,373	4.4	7.8	8.3
Preferred Equity	29,722	1.2	35,890	1.5	15.0	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,528,666	100.0%	$2,459,657	100.0%	6.9%	7.1%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%	7.5%	7.5%
First Lien Last Out Loans	28,315	1.1	29,300	1.2	9.9	9.5
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0	9.7	10.0
Subordinated Debt	14,752	0.6	15,000	0.5	13.5	13.3
Corporate Bonds	22,412	0.9	17,508	0.7	8.5	10.8
Equity Interests	96,736	3.8	99,293	3.9	7.7	7.5
Preferred Equity	19,551	0.8	24,318	1.0	15.1	15.1
Warrants	—	0.0	122	0.0	N/A	N/A
Total	$2,537,263	100.0%	$2,527,055	100.0%	7.8%	7.8%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant acquiring debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2020:

As of
September 30, 2020
Number of portfolio companies	107
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)	Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2019:

As of
December 31, 2019
Number of portfolio companies	114
Percentage of debt bearing a floating rate (1)	99.0%
Percentage of debt bearing a fixed rate (1)	1.0%

(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2020 (dollars in thousands):

	As of September 30, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,708	99.8%	$2,455,792	99.8%
Non-accrual	4,958	0.2	3,865	0.2
Total	$2,528,666	100%	$2,459,657	100%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,110	99.4%	$2,523,626	99.9%
Non-accrual	14,153	0.6	3,429	0.1
Total	$2,537,263	100.0%	$2,527,055	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, there had been one loan placed on non-accrual in the Company's portfolio, comprising 0.2% of the Company's portfolio, based on fair value. This is compared to two loans on non-accrual as of December 31, 2019, comprising 0.1% of the Company's portfolio, based on fair value.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2020 (dollars in thousands):

	As of September 30, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$43,020	1.6%	$43,020	1.7%
Foreign cash	2,029	0.1	2,009	0.1
Restricted cash	78,895	3.0	78,895	3.1
First Lien Senior Secured Loans	2,180,248	82.1	2,128,629	82.3
First Lien Last Out Loans	16,936	0.6	17,223	0.7
Second Lien Senior Secured Loans	166,137	6.3	155,542	5.9
Subordinated Debt	14,787	0.6	15,000	0.6
Equity Interests	120,836	4.6	107,373	4.2
Preferred Equity	29,722	1.1	35,890	1.4
Warrants	—	0.0	—	0.0
Total	$2,652,610	100.0%	$2,583,581	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2020 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of September 30, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
High Tech Industries	$384,197	15.2%	$380,859	15.5%
Aerospace & Defense	329,736	13.0	298,542	12.1
Healthcare & Pharmaceuticals	220,682	8.6	216,723	8.9
Consumer Goods: Non-Durable	192,532	7.5	190,042	7.8
Capital Equipment	179,015	7.1	181,509	7.4
Services: Business	181,525	7.2	171,961	7.0
Transportation: Cargo	114,130	4.5	112,991	4.6
Construction & Building	103,806	4.1	102,724	4.2
Wholesale	80,105	3.2	77,362	3.1
Energy: Oil & Gas	69,545	2.8	70,011	2.8
FIRE: Insurance (1)	66,507	2.6	66,644	2.7
Automotive	65,802	2.6	65,097	2.6
Consumer Goods: Durable	59,498	2.4	59,033	2.4
Transportation: Consumer	65,686	2.6	55,897	2.3
Hotel, Gaming & Leisure	52,674	2.1	49,861	2.0
Media: Diversified & Production	47,830	1.9	46,909	1.9
Media: Advertising, Printing & Publishing	52,153	2.1	46,292	1.9
Media: Broadcasting & Subscription	43,266	1.7	44,638	1.8
Services: Consumer	30,560	1.2	30,695	1.2
Retail	28,672	1.1	28,672	1.2
Chemicals, Plastics & Rubber	25,734	1.0	26,182	1.1
Telecommunications	21,774	0.9	21,524	0.9
Energy: Electricity	22,027	0.9	21,235	0.9
Environmental Industries	16,936	0.7	17,223	0.7
Beverage, Food & Tobacco	12,069	0.5	15,693	0.6
FIRE: Finance (1)	15,289	0.6	15,399	0.6
Banking	14,081	0.6	13,364	0.5
Containers, Packaging, & Glass	11,653	0.5	11,752	0.5
FIRE: Real Estate (1)	10,856	0.4	10,901	0.4
Forest Products & Paper	10,326	0.4	9,922	0.4
Total	$2,528,666	100.0%	$2,459,657	100.0%

(1)	Finance, Insurance and Real Estate (“FIRE”).

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

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2020 (dollars in thousands):

	As of September 30, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$47,427	1.9%	3	2.8%
2	2,086,072	84.8	87	81.3
3	321,882	13.1	16	15.0
4	4,276	0.2	1	0.9
Total	$2,459,657	100.0%	107	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):

	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9
Total	$2,527,055	100.0%	114	100.0%

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

Below is selected statements of operations information for the three and nine months ended September 30, 2019 (dollars in thousands):

Selected Statements of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Interest income	$—	$53,494
Fee income	—	217
Total revenues	—	53,711
Credit facility expenses (1)	—	22,008
Other fees and expenses	—	6,661
Total expenses	—	28,669
Net investment income	—	25,042
Net increase in members’ capital from operations	$—	$25,042

(1)	The ABCS distribution was effective April 30, 2019.

Results of Operations

Our operating results for the three months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Total investment income	$46, 817	$52,688
Total expenses, net of fee waivers	25,361	31,513
Net investment income	21,456	21,175
Net realized gain (loss)	(24,412)	495
Net change in unrealized appreciation (depreciation)	54,413	(3,471)
Net increase in net assets resulting from operations	$51,457	$18,199

Our operating results for the nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Total investment income	$146,184	$143,178
Total expenses, net of fee waivers	82,206	79,603
Net investment income	63,978	63,575
Net realized gain (loss)	(28,563)	9,723
Net change in unrealized appreciation (depreciation)	(66,633)	3,436
Net increase (decrease) in net assets resulting from operations	$(31,218)	$76,734

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Interest income	$44,329	$51,491
Dividend income	1,881	961
Other income	607	236
Total investment income	$46,817	$52,688

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $44.3 million for the three months ended September 30, 2020 from $51.5 million for the three months ended September 30, 2019, primarily due to the decrease in LIBOR between the periods. Our investment portfolio at amortized cost stayed relatively flat at $2,528.7 million as of September 30, 2020 compared to $2,529.1 million as of September 30, 2019. Accelerated unamortized discounts from paydowns decreased to $0.1 million for the three months ended September 30, 2020 from $0.4 million for the three months ended September 30, 2019. Dividend income increased to $1.9 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019, primarily due to the growth of our equity investment in Gale Aviation (Offshore) Co. Other income increased to approximately $0.6 million for the three months ended September 30, 2020 from $0.2 million for the three months ended September 30, 2019, primarily due to an increase in amendment fees earned on certain investments. As of September 30, 2020, the weighted average yield of our investment portfolio at amortized cost decreased to 6.9% from 7.7% as of September 30, 2019.

The composition of our investment income for the nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Interest income	$137,857	$127,060
Dividend income	7,221	15,487
Other income	1,106	631
Total investment income	$146,184	$143,178

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $137.9 million for the nine months ended September 30, 2020 from $127.1 million for the nine months ended September 30, 2019, primarily due to the closing of the ABCS distribution transaction. Our investment portfolio at amortized cost stayed relatively flat at $2,528.7 million as of September 30, 2020 compared to $2,529.1 million as of September 30, 2019. Accelerated unamortized discounts from paydowns decreased to $1.8 million for the nine months ended September 30, 2020 from $3.5 million for the nine months ended September 30, 2019. Dividend income decreased to $7.2 million for the nine months ended September 30, 2020 from $15.5 million for the nine months ended September 30, 2019, primarily due to the closing of the ABCS distribution transaction. Other income increased to $1.1 million for the nine months ended September 30, 2020 from $0.6 million for the nine months ended September 30, 2019, primarily due to an increase in amendment fees earned on certain investments and prepayment fees.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Interest and debt financing expenses	$14,426	$19,427
Base management fee	8,885	8,910
Incentive fee	—	4,330
Professional fees	296	789
Directors fees	209	159
Other general and administrative expenses	1,545	1,243
Total expenses, before fee waivers	$25,361	$34,858
Base management fee waiver	—	(2,582)
Incentive fee waiver	—	(763)
Total expenses, net of fee waivers	$25,361	$31,513

The composition of our operating expenses for the nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Interest and debt financing expenses	$49,614	$46,592
Base management fee	26,250	23,644
Incentive fee	—	12,905
Professional fees	1,909	1,615
Directors fees	555	370
Other general and administrative expenses	3,878	3,672
Total expenses, before fee waivers	$82,206	$88,798
Base management fee waiver	—	(6,450)
Incentive fee waiver	—	(2,745)
Total expenses, net of fee waivers	$82,206	$79,603

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $14.4 million and $19.4 million for the three months ended September 30, 2020 and 2019, respectively. Interest and debt financing expense for the three months ended September 30, 2020 as compared to September 30, 2019 decreased primarily due to a decrease in LIBOR between periods, since 89% of our debt outstanding is floating rate. Interest and debt financing expenses on our borrowings totaled approximately $49.6 million and $46.6 million for the nine months ended September 30, 2020 and 2019, respectively. Interest and debt financing expense for the nine months ended September 30, 2020 as compared to September 30, 2019 increased primarily due to the issuance of our 2019-1 Debt in August 2019 and the issuance of our 2023 Notes in June 2020. The weighted average principal debt balance outstanding for the three months ended September 30, 2020 was $1,552.4 million compared to $1,547.8 million for the three months ended September 30, 2019. The weighted average principal debt balance outstanding for the nine months ended September 30, 2020 was $1,594.3 million compared to $1,225.1 million for the nine months ended September 30, 2019.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.7% and 4.7% as of September 30, 2020 and December 31, 2019, respectively.

Management Fees

Management fees (net of waivers) increased to $8.9 million for the three months ended September 30, 2020 from $6.3 million for the three months ended September 30, 2019. Management fees (gross of waivers) stayed flat at $8.9 million for the three months ended September 30, 2020 and 2019, respectively. Management fees waived for the three months ended September 30, 2020 and 2019 were $0.0 million and $2.6 million, respectively. As of December 31, 2019, the voluntary management fee waiver related to ABCS expired.

Management fees (net of waivers) increased to $26.3 million for the nine months ended September 30, 2020 from $17.2 million for the nine months ended September 30, 2019. Management fees (gross of waivers) increased to $26.3 million for the nine months ended September 30, 2020 from $23.6 million for the nine months ended September 30, 2019, primarily due to an increase in assets. Management fees waived for the nine months ended September 30, 2020 and 2019 were $0.0 million and $6.4 million, respectively. As of December 31, 2019, the voluntary management fee waiver related to ABCS expired.

Incentive Fees

Incentive fee (net of waivers) decreased to $0.0 million for the three months ended September 30, 2020 from $3.6 million for the three months ended September 30, 2019. The Company did not incur an incentive fee for the three months ended September 30, 2020 due to the Incentive Fee Cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended September 30, 2020 and $0.8 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 there were no incentive fees related to the GAAP Incentive Fee.

Incentive fee (net of waivers) decreased to $0.0 million for the nine months ended September 30, 2020 from $10.2 million for the nine months ended September 30, 2019. The Company did not incur an incentive fee for the nine months ended September 30, 2020 due to the Incentive Fee Cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the nine months ended September 30, 2020 and $2.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $1.8 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019, primarily due to a decrease in costs associated with servicing our investment portfolio and legal fees related to deferred financing and debt issuance costs.

Professional fees and other general and administrative expenses increased to $5.8 million for the nine months ended September 30, 2020 from $5.3 million for the nine months ended September 30, 2019, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Net realized gain on investments	$407	$218
Net realized loss on investments	(24,670)	(191)
Net realized gain on foreign currency transactions	28	127
Net realized loss on foreign currency transactions	(47)	(5)
Net realized gain on forward currency exchange contracts	342	346
Net realized loss on forward currency exchange contracts	(472)	—
Net realized gains (losses)	$(24,412)	$495

Change in unrealized appreciation on investments	$84,532	$11,255
Change in unrealized depreciation on investments	(19,136)	(24,023)
Net change in unrealized appreciation (depreciation) on investments	65,396	(12,768)
Unrealized appreciation on foreign currency translation	194	162
Unrealized depreciation on forward currency exchange contracts	(11,177)	9,135
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	(10,983)	9,297
Net change in unrealized appreciation (depreciation)	$54,413	$(3,471)

For the three months ended September 30, 2020, and 2019, we had net realized gains (losses) on investments of ($24.3) million and $0.0 million, respectively. During the three months ended September 30, 2020, we recorded gross realized losses of $24.7 million primarily from the sale of debt investments in four portfolio companies. For the three months ended September 30, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of ($0.0) million and $0.1 million, respectively. For the three months ended September 30, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of ($0.1) million and $0.3 million, respectively, primarily as a result of settling GBP and NOK forward contracts.

For the three months ended September 30, 2020, we had $84.5 million in unrealized appreciation on 87 portfolio company investments, which was offset by $19.1 million in unrealized depreciation on 26 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2020 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

For the three months ended September 30, 2019, we had $11.3 million in unrealized appreciation on 46 portfolio company investments, which was offset by $24.0 million in unrealized depreciation on 82 portfolio company investments. Net unrealized depreciation for the three months ended September 30, 2019 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended September 30, 2020 and 2019, we had unrealized depreciation on forward currency exchange contracts of ($11.2) million and $9.1 million, respectively. For the three months ended September 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts. For the three months ended September 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net realized gain on investments	$772	$1,610
Net realized loss on investments	(35,439)	(2,739)
Net realized gain on foreign currency transactions	134	60
Net realized loss on foreign currency transactions	(502)	(250)
Net realized gain on forward currency exchange contracts	6,545	11,042
Net realized loss on forward currency exchange contracts	(73)	—
Net realized gains (losses)	$(28,563)	$9,723

Change in unrealized appreciation on investments	$32,391	$31,462
Change in unrealized depreciation on investments	(91,192)	(28,473)
Net change in unrealized appreciation (depreciation) on investments	(58,801)	2,989
Unrealized appreciation on foreign currency translation	89	461
Unrealized depreciation on forward currency exchange contracts	(7,921)	(14)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	(7,832)	447
Net change in unrealized appreciation (depreciation)	$(66,633)	$3,436

For the nine months ended September 30, 2020, and 2019, we had net realized gains (losses) on investments of ($34.7) million and ($1.1) million, respectively. During the nine months ended September 30, 2020, we recorded gross realized losses of $35.4 million primarily from the sale or liquidation of debt investments in seven portfolio companies. For the nine months ended September 30, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of ($0.4) million and ($0.2) million, respectively. For the nine months ended September 30, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of $6.5 million and $11.0 million, respectively, primarily as a result of settling GBP, DKK, EUR and NOK forward contracts.

For the nine months ended September 30, 2020, we had $32.4 million in unrealized appreciation on 43 portfolio company investments which was primarily related to unrealized appreciation due to the reversal of unrealized depreciation upon pay-off and positive valuation adjustments, which was offset by $91.2 million in unrealized depreciation on 79 portfolio company investments. Unrealized depreciation for the nine months ended September 30, 2020 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the nine months ended September 30, 2019, we had $31.5 million in unrealized appreciation on 88 portfolio company investments, which was offset by $28.5 million in unrealized depreciation on 62 portfolio company investments. Net unrealized appreciation for the nine months ended September 30, 2019 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the nine months ended September 30, 2020 and 2019, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($7.9) million and $0.0 million, respectively. For the nine months ended September 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts. For the nine months ended September 30, 2019, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three months ended September 30,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$10,911	$(8,349)
Net realized gain (loss) on investments due to foreign currency	396	(2)
Net change in unrealized appreciation on foreign currency translation	194	162
Net realized gain (loss) on foreign currency transactions	(19)	122
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(11,177)	9,135
Net realized gain (loss) on forward currency exchange contracts	(130)	346
Foreign currency impact to net increase in net assets resulting from operations	$175	$1,414

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $11.5 million and ($8.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($11.3) million and $9.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.2 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine months ended September 30,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$3,521	$(8,773)
Net realized gain on investments due to foreign currency	396	64
Net change in unrealized appreciation on foreign currency translation	89	461
Net realized loss on foreign currency transactions	(368)	(190)
Net change in unrealized depreciation on forward currency exchange contracts	(7,921)	(14)
Net realized gain on forward currency exchange contracts	6,472	11,042
Foreign currency impact to net increase in net assets resulting from operations	$2,189	$2,590

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $3.6 million and ($8.4) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.4) million and $11.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.2 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020 and 2019, the net increase in net assets resulting from operations was $51.5 million and $18.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2020 and 2019, our per share net increase in net assets resulting from operations was $0.80 and $0.35, respectively.

For the nine months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($31.2) million and a net increase in net assets resulting from operations of $76.7 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($0.55) and $1.49, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 169% and 164%, respectively.

At September 30, 2020 and December 31, 2019, we had $123.9 million and $68.8 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2020, we had approximately $117.2 million of availability on our BCSF Revolving Credit Facility, $150.8 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2019, we had approximately $232.0 million of availability on our BCSF Revolving Credit Facility and $119.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2020, cash, foreign cash, restricted cash, and cash equivalents increased by $55.1 million. During the nine months ended September 30, 2020, we provided $53.6 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchase of investments of $351.7 million and a net decrease in net assets resulting from operations of ($31.2) million, which was offset by proceeds from principal payments and sales of investments of $353.4 million, net realized losses from investments of $34.7 million, and the net change in unrealized depreciation on investments of $58.8 million.

During the nine months ended September 30, 2020, we generated $2.0 million from financing activities, primarily from issuance of our common stock of $131.9 million and borrowings on our debt from BCSF Revolving Credit Facility, JPM Credit Facility, Revolving Advisor Loan, and the issuance of the 2023 Notes of $527.8 million, offset by repayments on our debt of $585.4 million and distributions paid during the period of $64.3 million.

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

During the nine months ended September 30, 2019, we generated $385.0 million from financing activities, primarily from borrowings on our debt from BCSF Revolving Credit Facility, Citibank Revolving Credit Facility, JPM Credit Facility, and the issuance of our 2019-1 Debt, offset by repayments on debt of $700.9 million and distributions paid during the period of $60.1 million.

Equity

On November 19, 2018, we closed our initial public offering (the “IPO”) issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018. The offering generated net proceeds, after expenses, of $145.4 million. All outstanding capital commitments from the Company’s Private Offering were cancelled as of the completion of the IPO.

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

During the nine months ended September 30, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2020, there have been no repurchases of common stock.

On May 4, 2020, the Company's Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and listed on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.

Debt

Debt consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	As of September 30, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$425,000	$307,774	$307,774	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	363,962	365,700	365,700	363,832
JPM Credit Facility	450,000	299,183	299,183	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,207	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	146,726	—	—	—
Total Debt	$1,839,450	$1,521,407	$1,513,852	$1,931,031	$1,579,219	$1,574,635

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

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

On May 27, 2020, the Parties entered into Amendment No. 2 to the amended and restated credit agreement. The amendment amended the existing credit facility to, among other things, (i) permit the Company to incur a lien on assets purchased with the proceeds of the rights offering and (ii) remove the requirement that the Company maintain $50.0 million in unencumbered cash after the completion of the rights offering, instead requiring a pay down of $50.0 million within two business days after the closing of the rights offering, which was subsequently paid.

On August 14, 2020, the Parties entered into the second amended and restated credit agreement and the third amended and restated margining agreement (collectively, the “Amendment”), which amended and restated the terms of the existing credit facility (the “Amended and Restated Credit Facility”). The Amendment amends the existing credit facility to, among other things, (i) decrease the financing limit from $500.0 million to $425.0 million, (ii) decrease the interest rate on financing from LIBOR plus 3.25% per annum to LIBOR plus 3.00% per annum, and (iii) provide enhanced flexibility to contribute and borrow against revolving and delayed draw loans and modify certain other terms relating to collaterals.

Assets that are pledged as collateral for the BCSF Revolving Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BCSF Revolving Credit Facility.

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00%. As of December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.

As of September 30, 2020 and December 31, 2019, there were $307.8 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively, and we were in compliance with the terms of the BCSF Revolving Credit Facility.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,823	$4,441
Unused facility fee	106	109
Amortization of deferred financing costs and upfront commitment fees	297	269
Total interest and debt financing expenses	$3,226	$4,819

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$12,428	$13,844
Unused facility fee	270	316
Amortization of deferred financing costs and upfront commitment fees	830	798
Total interest and debt financing expenses	$13,528	$14,958

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.82%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.77%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.42%
Class B	29,300	3.00% + 3 Month LIBOR	3.27%
Class C	30,400	4.00% + 3 Month LIBOR	4.27%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of September 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of September 30, 2020, there were 58 first lien and second lien senior secured loans with a total fair value of approximately $404.6 million and cash of $42.2 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,246	$4,022
Amortization of debt issuance costs and upfront commitment fees	44	44
Total interest and debt financing expenses	$2,290	$4,066

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$8,752	$12,499
Amortization of debt issuance costs and upfront commitment fees	130	130
Total interest and debt financing expenses	$8,882	$12,629

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

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$1,174
Unused facility fee	—	134
Amortization of deferred financing costs and upfront commitment fees	—	108
Total interest and debt financing expenses	$—	$1,416

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$4,104
Unused facility fee	—	357
Amortization of deferred financing costs and upfront commitment fees	—	124
Total interest and debt financing expenses	$—	$4,585

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

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the "Second Amended Loan and Security Agreement"). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020, which the Company subsequently paid.

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of September 30, 2020 and December 31, 2019, there were $299.2 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and we were in compliance with the terms of the JPM Credit Facility.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,444	$7,232
Unused facility fee	94	202
Amortization of deferred financing costs and upfront commitment fees	65	20
Total interest and debt financing expenses	$2,603	$7,454

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$11,469	$12,387
Unused facility fee	310	328
Amortization of deferred financing costs and upfront commitment fees	402	33
Total interest and debt financing expenses	$12,181	$12,748

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.98%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.98%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.98%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.88%
Class C	32,500	4.75% + 3 Month LIBOR	5.03%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of September 30, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.

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

As of September 30, 2020, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $444.1 million and cash of $36.7 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.5 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$2,755	$1,651
Amortization of debt issuance costs and upfront commitment fees	58	21
Total interest and debt financing expenses	$2,813	$1,672

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$10,490	$1,651
Amortization of debt issuance costs and upfront commitment fees	172	21
Total interest and debt financing expenses	$10,662	$1,672

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of September 30, 2020, there were no borrowings under the Revolving Advisor Loan.

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

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

The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of September 30, 2020, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of September 30, 2020 and December 31, 2019, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Principal amount of debt	$150,000	$—
Unamortized debt issuance cost	(1,969)	—
Original issue discount, net of accretion	(1,305)	—
Carrying value of 2023 Notes	$146,726	$—

For the three months ended September 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019
Borrowing interest expense	$3,188	$—
Amortization of debt issuance cost	184	—
Amortization of original issue discount	122	—
Total interest and debt financing expenses	$3,494	$—

For the nine months ended September 30, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Borrowing interest expense	$3,932	$—
Amortization of debt issuance cost	222	—
Amortization of original issue discount	149	—
Total interest and debt financing expenses	$4,303	$—

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
Total distributions declared			$1.09	$65,078

The following table summarizes distributions declared during the nine months ended September 30, 2019 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
Total distributions declared			$1.23	$63,460

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

As of September 30, 2020, the Company had $153.0 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$71
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Revolver	12/31/2025	1,944
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	1,553
Ansira Holdings, Inc. - Revolver	12/20/2024	3,683
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	2,383
Aramsco, Inc. - Revolver	8/28/2024	1,581
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D's LLC - Revolver	12/15/2023	480
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/1/2021	1,098
Cruz Bay Publishing, Inc. - Revolver	2/1/2021	856
CST Buyer Company - Revolver	10/3/2025	2,190
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,400
FFI Holdings I Corp - Revolver	1/24/2025	5,432
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,720
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,952
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	1,409
Margaux UK Finance Limited - Revolver	12/19/2024	644
MRI Software LLC - Delayed Draw	2/10/2026	1,016
MRI Software LLC - Revolver	2/10/2026	1,782
NPC International, Inc. - First Lien Senior Secured Loan	1/21/2021	402
Profile Products LLC - Revolver	12/20/2024	3,833
Refine Intermediate, Inc. - Revolver	9/3/2026	4,806
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
Symplr Software, Inc. - Revolver	11/30/2023	4,965
TEI Holdings Inc. - Revolver	12/23/2025	1,056
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
Whitcraft LLC - Revolver	4/3/2023	1,087
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	1,008
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	1,279
Total First Lien Senior Secured Loans		$153,032

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2019.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of September 30, 2020 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$307,774	$—	$307,774	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	299,183	—	—	299,183	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,521,407	$—	$457,774	$299,183	$764,450

Subsequent Events

We have evaluated the events and transactions that have occurred through November 5, 2020, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Assuming that the statement of financial condition as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

.			Net Increase
	Increase (Decrease) in	Increase (Decrease) in	(Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(1,027)	$(3,177)	$2,150
Up 100 basis points	9,615	13,584	(3,969)
Up 200 basis points	33,181	27,168	6,013
Up 300 basis points	57,107	40,752	16,355

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Itis impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).
10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).
10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).

Exhibit Number	Description of Document
10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).
10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).
10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

Exhibit Number	Description of Document
10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.25	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.26	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.27	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.28	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.29	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.30*	Second Amended and Restated Credit Agreement, dated August 14, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit Number	Description of Document
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: November 5, 2020	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 5, 2020	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer