Form 10-K
period 2020-12-31
Bain Capital Specialty Finance, Inc.
filed 2021-02-24
CIK 1655050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $556.2 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s mostly recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 24, 2021, there were 64,562,265.27 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

i

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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:
•
We may be unable to meet our investment objectives or investment strategy;

•
We are dependent upon key personnel of Bain Capital Credit and our Advisor;

•
We may not replicate the historical results achieved by Bain Capital Credit, or by our Advisor or its affiliates;

•
The due diligence process that our Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment;

•
Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements;

•
Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest;

•
Our management and incentive fee structure as well as our lending relationship with our Advisor may create incentives for our Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments;

•
Conflicts created by valuation process for certain portfolio holdings;

•
Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor’s other affiliates.

•
Our Advisor has limited liability and is entitled to indemnification under the Investment Advisory Agreement.

•
We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.

•
We may need to raise additional capital.

•
Our business could be adversely affected in the event we default under our debt agreements or any future credit or other borrowing agreements.

•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.

•
The expected discontinuation of LIBOR could have a significant impact on our business.

•
We are and may be subject to restrictions under our Credit debt agreements and any future credit or other borrowing facility that could adversely impact our business.

•
The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•
New or modified laws or regulations governing our operations may adversely affect our business.

•
Our Advisor and Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•
We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer and 2019-1 Issuer.

•
We have limited experience managing CLOs. The subordination of the CLO Membership Interests will affect our right to payment.

•
The holders of certain CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.

•
The CLO Indentures require mandatory redemption of the CLO Notes for failure to satisfy applicable Coverage Tests.

•
We and our Advisor are subject to regulations and SEC oversight. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

•
Our ability to enter into transactions with our affiliates is restricted.

•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

•
The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

•
Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements and otherwise negatively impact our current debt financing arrangements.

•
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

•
Our debt investments may be risky, and we could lose all or part of our investments.

•
We may hold the debt securities of leveraged companies.

•
We expect to invest in middle market companies, which involve higher risks than investments in larger companies.

•
The lack of liquidity in our investments may adversely affect our business.

•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

•
Our investments in secured loans may nonetheless expose us to losses from default and foreclosure.

•
Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields. We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.

•
Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies.

•
We cannot assure the accuracy of projections and forecasts used by our Advisor.

•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

•
Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

•
We are subject to risks associated with investing alongside other third parties.

•
We will be subject to corporate level income tax if we are unable to qualify as a RIC.

•
Stockholders may be required to pay tax in excess of the cash they receive.

•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

•
We may be subject to withholding of U.S. federal income tax on distributions for non U.S. stockholders.

•
Our business may be adversely affected if we fail to maintain our qualification as a RIC.

•
We may be impacted by recently enacted federal tax legislation.

•
Investing in our common stock involves an above average degree of risk.

•
The market price of our common stock may fluctuate significantly.

•
We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.

•
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

•
We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

•
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

•
Our stockholders may experience dilution in their ownership percentage.

•
We may incur significant costs as a result of being a public company.

•
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

•
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

•
Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

•
We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

•
We are highly dependent on information systems, and systems failures or cyber attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

•
Changes to U.S. tariff and import/export regulations or sanctions imposed against certain countries, companies or individuals may have a negative effect on our portfolio companies and, in turn, harm us.

•
We may experience fluctuations in our quarterly operating results.

•
We may be the target of litigation.

v

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
On October 6, 2016, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. On November 19, 2018, the Company closed its initial public offering (the “IPO”) issuing 7,500,000 shares of its common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.
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
Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt). We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our investments are subject to a number of risks. See “Item 1A. Risk Factors—Risks Related to Our Investments.” Leverage may be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.
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
We may borrow money from time to time within the levels permitted by the 1940 Act. On November 28, 2018, the Board approved the reduction of the Company’s asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company’s stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.”
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
About Bain Capital Credit
Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $43.5 billion in assets under management as of September 30, 2020. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $13.6 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $1.2 billion has been invested within the 12-month period ended December 31, 2020) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.
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
The Board of Directors
Our business and affairs are managed under the direction of the Board. The Board consists of seven members, five of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
Investment Decision Process
The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.
Sourcing and Idea Generation
The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with over 1,500 global contacts as a means to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit’s industry groups, Trading Desk, Portfolio Group and Restructuring team, including private equity firms, banks and a variety of advisors and other intermediaries.
Investment Diligence & Recommendation
Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence performed by its Private Credit Group. The group works with the close support of Bain Capital Credit’s industry groups. This diligence process typically begins with a detailed review of an offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will usually schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memoranda and accompanying credit packs. Work product also includes full models and covenant analysis.
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
Portfolio & Risk Management
Our Advisor utilizes Bain Capital Credit’s Private Credit Group for the daily monitoring of its respective credits after an investment has been made. Our Advisor believes that the ongoing monitoring of financial performance and market developments of portfolio investments is critical to successful investment management. Accordingly, our Advisor is actively involved in an on-going portfolio review process and attends board meetings. To the extent a portfolio investment is not meeting our Advisor’s expectations, our Advisor takes corrective action when it deems appropriate, which may include raising interest rates, gaining a more influential role on its board, taking warrants and, where appropriate, restructuring the balance sheet to take control of the company. Our Advisor will utilize the Bain Capital Credit Risk and Oversight Committee. The Risk and Oversight Committee is responsible for monitoring and reviewing risk management, including portfolio risk, counterparty risk and firm-wide risk issues. In addition to the methods noted above, there are a number of proprietary methods and tools used through all levels of Bain Capital Credit to manage portfolio risk.

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
Investment Focus
Our primary focus is capitalizing on senior middle market lending opportunities. We seek to provide risk adjusted returns and current income to investors by investing primarily in middle market companies with between $10.0 million and $150.0 million in EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, on an opportunistic basis, and in secondary purchases of assets or portfolios, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in equity securities, distressed debt, debtor in possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non qualifying” portfolio investments, such as investments in non U.S. companies.
We may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (i.e. junk bonds). See “Item 1A. Risk Factors—Risks Related to Our Investments—The lack of liquidity in our investments may adversely affect our business.” Our investments also may include non-cash income features, including PIK interest and OID. See “Item 1A. Risk Factors—Risks Related to Our Investments—Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.”
As of December 31, 2020, our portfolio consisted of the following (dollars in thousands):
	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6
Equity Interests	131,491	5.2	119,905	4.8
Preferred Equity	29,723	1.2	37,713	1.5
Warrants	—	0.0	—	0.0
Total	$2,522,739	100.0%	$2,484,488	100.0%
As of December 31, 2019, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2019
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%
First Lien Last Out Loans	28,315	1.1	29,300	1.2
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0
Subordinated Debt	14,752	0.6	15,000	0.5
Corporate Bonds	22,412	0.9	17,508	0.7
Equity Interests	96,736	3.8	99,293	3.9
Preferred Equity	19,551	0.8	24,318	1.0
Warrants	—	0.0	122	0.0
Total	$2,537,263	100.0%	$2,527,055	100.0%
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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%
The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2019 (dollars in thousands):
	As of December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$140,892	5.6%	4	3.5%
2	2,355,401	93.2	106	93.0
3	27,333	1.1	3	2.6
4	3,429	0.1	1	0.9
Total	$2,527,055	100.0%	114	100.0%
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
We expect to use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.”
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
Because the IPO occurred on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the IPO, with such capital gains incentive fee paid to the Advisor following the end of the 2018 fiscal year. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of the Company’s realized capital gains on a cumulative basis from inception through November 14, 2018, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to the IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.
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

Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income
    (investment income−(management fee + other expenses)) = 0.9725%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.
Alternative 2 - The Company exceeds the hurdle
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.25%
Hurdle rate(1) = 1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income
(investment income−(management fee + other expenses)) = 1.7225%, which exceeds the hurdle rate
    Incentive fee
= 100% × “catch-up” + the greater of 0% and (17.5% × (pre-incentive fee net investment income−1.8182%))
= 100% × (1.7225%−1.5%) + 0%
   = 0.2225% of total net assets
Alternative 3—The Company exceeds the catch-up
Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.0%
Hurdle rate(1) = 1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income
   (investment income−(management fee + other expenses)) = 2.4725%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to
“catch-up”(3)
    = 100% × “catch-up” + the greater of 0% and (17.5% × (pre-incentive fee net investment income−1.8182%))
Catch-up = 1.8182%−1.5% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (2.4725%−1.8182%))
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

(2) Excludes organizational and offering expenses.
(3) The “catch-up” provision is intended to provide our Advisor with an incentive fee of approximately 17.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.8182% in any calendar quarter.

Hurdle rate(1) = 1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income for each quarter
(investment income−(management fee + other expenses)) = 4.0%
Realized capital gains of 1% each quarter
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000
Hurdle Amount = Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000
Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Hurdle Amount = $4,000,000−$1,500,000 = $2,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,500,000 (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Fee Amount equals $318,200
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($4,000,000−$1,818,200) = $381,815
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $700,015
No income incentive fee previously paid during the Trailing Twelve Quarters
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 = $8,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)−Hurdle Amount = $8,000,000−$3,000,000 = $5,000,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $636,400
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000−$3,636,400) = $763,630
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,030
$700,015 income incentive fee previously paid during the Trailing Twelve Quarters

Total income incentive fee payment for Q2 = income incentive fee payment−amount previously paid = $700,015
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Incentive fee for third quarter
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $4,000,000 + $4,000,000 + $4,000,000 = $12,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3)−Hurdle Amount = $12,000,000−$4,500,000 = $7,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12,000,000−$5,454,600) = $1,145,445
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2,100,045 $1,400,030 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment−amount previously paid = $700,015
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the relevant Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Example 2—Three Quarters under the Amended Advisory Agreement, in which Pre-Incentive
   Fee Net Investment Income does not meet the Hurdle Amount for one Quarter
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
(investment income − (management fee + other expenses)) = 0.0%
Pre-incentive fee net investment income for Q2
(investment income − (management fee + other expenses)) = 3.5%
Pre-incentive fee net investment income for Q3
(investment income − (management fee + other expenses)) = 4.5%
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
Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2))−Hurdle Amount− $3,500,000−$3,000,000 = $500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $3,500,000−$3,000,000, or $500,000
Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters < the Catch-up Amount
Income incentive fee payment = $500,000
$0 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment−amount previously paid = $500,000
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

Incentive fee for third quarter
Aggregate pre-incentive fee net investment income = $0 + $3,500,000 + $4,500,000 = $8,000,000
Hurdle Amount = (Q1 NAV + Q2 NAV +Q3 NAV) × 1.5% = $300,000,000 × 0.015 = $4,500,000
Excess Income Amount = (aggregate pre-incentive fee net investment income for Q1, Q2 and Q3)—Hurdle Amount = $8,000,000 – $4,500,000 = $3,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000 – $5,454,600) = $445,445
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,045 $500,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment—amount previously paid = $900,045
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Example 3—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive
   Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses
Assumptions
Stable NAV of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) =4.5275%
Hurdle rate(1) =1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 4.0%
Unrealized capital losses of 1% each of Q1 and Q2 and a 3% unrealized loss in Q3
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate pre-incentive fee net investment income = $4,000,000 Hurdle Amount =
Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Hurdle Amount = $4,000,000 – $1,500,000 = $2,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,500,000 (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Fee Amount equals $318,200
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($4,000,000 – $1,818,200) = $381,815
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $700,015 No income incentive fee previously paid during the Trailing Twelve Quarters
Incentive Fee Cap = 17.5% of Cumulative Net Return during the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss during the relevant Trailing Twelve Quarters
Net Capital Loss = $1,000,000
Cumulative Net Return = $4,000,000 – $1,000,000 = $3,000,000
Therefore Incentive Fee Cap = 17.5% × $3,000,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($700,015), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 = $8,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) – Hurdle Amount = $8,000,000 – $3,000,000 = $5,000,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $636,400
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000 – $3,636,400) = $763,630
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,030 $525,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment – amount previously paid = $875,030
Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $2,000,000 Cumulative Net Return = $8,000,000—$2,000,000 = $6,000,000
Therefore Incentive Fee Cap = (17.5% × $6,000,000)—$525,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($875,030), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter
Incentive fee for third quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 +
$4,000,000 = $12,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% =

$300,000,000 × 0.015 = $4,500,000 Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) – Hurdle Amount = $12,000,000 – $4,500,000 = $7,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12,000,000—$5,454,600) = $1,145,445
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2,100,045 $1,050,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment – amount previously paid = $1,050,045
Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters – income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters – Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000 – $5,000,000 = $7,000,000
Therefore Incentive Fee Cap = (17.5% × $7,000,000) – $1,050,000 previously paid during the Trailing Twelve Quarters = $175,000. Since the Incentive Fee Cap ($175,000) is less than the income incentive fee ($1,050,045), the Incentive Fee Cap is applied and a $175,000 income incentive fee is paid for the quarter
(*)
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
We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.
Both the Investment Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Upon termination of the Investment Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company’s operations. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon key personnel of Bain Capital Credit and our Advisor.”
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

•
costs of holding stockholder meetings;

•
our fidelity bond;

•
directors and officers’ errors and omissions liability insurance, and any other insurance premiums;

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. We also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations.
The fee we pay our Advisor is higher after the completion of the IPO. With respect to any period prior to the date of the IPO, pursuant to the Investment Advisory Agreement and a waiver agreement with our Advisor, all base management fees in excess of an annual rate of 0.75% of the aggregate gross assets excluding cash and cash equivalents were contractually waived by our Advisor and not subject to recoupment by our Advisor. As a result, upon completion of the IPO, the base management fee has increased to an annual rate of 1.5% of our gross assets. If the base management fee waivers, contractual and voluntary, had not been in place for the years ended December 31, 2020, 2019 and 2018, the base management fee charged would have increased by $2.7 million, $8.2 million and $8.8 million, respectively. Further, upon completion of the IPO, we pay our Advisor a 17.5% incentive fee based on pre-incentive fee net investment income and capital gains, an increase from 15.0% prior to the completion of the IPO. If the incentive fee waivers, contractual and voluntary, had not been in place for the years ended December 31, 2020, 2019 and 2018, the incentive fee charged would have increased by $0.7 million, $2.7 million and $1.9 million, respectively. In addition, prior to the completion of the IPO, our Administrator did not seek reimbursement for certain expenses payable by us under the Administration Agreement.
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
The Advisor engaged placement agents to assist with the placement of the Company’s shares, and may engage additional or different placement agents in the future. The Advisor and/or investors referred by a placement agent shall pay all compensation to the placement agents. The Company did not pay compensation to any placement agents in connection with the Company’s initial private offering (the “Private Offering”). The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.
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
BCSF Revolving Credit Facility
On October 4, 2017, we entered into the revolving credit agreement (the “BCSF Revolving Credit Facility”) with us, as equity holder, BCSF I, LLC, a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, as borrower, and Goldman Sachs Bank USA, as sole lead arranger (“Goldman Sachs”). The BCSF Revolving Credit Facility was subsequently amended on May 15, 2018 to reflect certain clarifications regarding margin requirements and hedging currencies. The maximum commitment amount under the BCSF Revolving Credit Facility is $500.0 million, and may be increased up to

$750.0 million. Proceeds of the loans under the BCSF Revolving Credit Facility may be used to acquire certain qualifying loans and such other uses as permitted under the BCSF Revolving Credit Facility. The BCSF Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2020 and December 31, 2019, we were in compliance with these covenants.
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
Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020 and December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00% and LIBOR plus 2.50%, respectively. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.
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
On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the “Amended Loan and Security Agreement”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable LIBOR to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.
On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020, which the Company subsequently paid.
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
The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one-year periods by mutual agreement of the Borrower and the Administrative Agent.
The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears. As of December 31, 2019, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We paid an unused commitment fee of 75 basis points (0.75%) per annum.
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
Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving

Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2020, there were no borrowings under the Revolving Advisor Loan.
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
The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2020, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
Dividend Reinvestment Plan
We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board declares a cash distribution, then our stockholders who acquire shares of our common stock after our listing and have not elected to “opt out” of our DRIP will have their cash distributions automatically reinvested in additional shares of our common stock as described below. Any stockholders who held shares of our common stock prior to our listing had to opt in to the DRIP.
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

Limitations on Leverage
As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities. On November 28, 2018, the Board approved the reduction of the Company’s asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company’s stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.
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
Senior Securities
Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On November 28, 2018, the Board approved the reduction of the Company’s asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company’s stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.
While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.”
The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the Board.
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
Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our stockholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P under the Gramm—Leach Bliley Act, as amended. We generally will not use or disclose any stockholder information for any purpose other than as required by law.
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

Certain U.S. Federal Income Tax Consequences
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations) pension plans and trusts, financial institutions, real estate investment trusts (“REITs”), RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:
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
Election to be Subject to be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2016. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•
qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•
diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (collectively, the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities. For the purpose of determining whether the Company satisfies the 90% Income Test and the Diversification Tests described above, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement described above, the Company’s proper proportion of any investment in the securities of that issuer that are held by a member of our “controlled group” must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 20% or more of the combined voting stock of at least one of the other corporations.
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
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
Bain Capital Credit’s and our Advisor’s investment professionals have substantial responsibilities in connection with the management of other Bain Capital Credit Clients. The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment. The employees of our Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of our Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of our Advisor cease to be actively involved with us, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct our business. The Board intends to evaluate the commitment and performance of our Advisor in conjunction with the annual approval of the Investment Advisory Agreement and Administration Agreement.
Under the Resource Sharing Agreement, Bain Capital Credit has agreed to provide our Advisor with experienced investment professionals necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure stockholders that Bain Capital Credit will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure stockholders that our Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow.

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
Our Advisor’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Advisor will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of our Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
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
In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Investment Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. If our Advisor recommends a particular level of investment for us, and the aggregate amount recommended by our Advisor for us and for other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of such Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice, which is generally pro rata based on order size. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
Bain Capital Credit’s Credit Committee, our Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
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
Our management and incentive fee structure as well as our lending relationship with our Advisor may create incentives for our Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments.
In the course of our investing activities, we will pay management and incentive fees to our Advisor. We have entered into an Investment Advisory Agreement with our Advisor that provides that these fees will be based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, the incurrence of debt or the use of leverage will increase the management fees due to our Advisor. As such, our Advisor may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Advisor (i.e., exceed the Hurdle Amount) at a lower average return on our portfolio. Thus, if we incur additional leverage, our Advisor may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of our Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk our Advisor will make more speculative investments in an effort to receive this payment. Payment-in-kind (“PIK”) interest and original issue discount (“OID”) would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management (“AUM”) and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor.
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
The Board is charged with protecting our interests by monitoring how our Advisor addresses these and other conflicts of interests associated with its services and compensation. While they will not review or approve each investment decision or incurrence of leverage, our Independent Directors will periodically review our Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of our Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
Conflicts created by valuation process for certain portfolio holdings.
We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these loans and securities in good faith as described below in “—The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor’s investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.
Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor’s other affiliates.
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
Under the Investment Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. Our Advisor is not responsible for any action of the Board in following or declining to follow our Advisor’s advice or recommendations. Under the Investment Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, including without limitation our Administrator, will not be liable to us for any actions taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Advisor’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Advisor’s duties or by reason of the reckless disregard of our Advisor’s duties and obligations under the Investment Advisory Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with Bain Capital Credit Funds and Related Funds. See “—Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest.”
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
In the event we default on our debt agreements or any future credit or other borrowing facility or if we receive margin calls or are otherwise required to post additional collateral (which may occur as a consequence of increased volatility and uncertainty in global markets, including that related to the economic impact of the COVID-19 outbreak), our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.
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
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisor’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to us. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law in March 2018, modified the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the Board and a majority of directors who are not interested persons). On November 28, 2018, the Board approved the reduction of the Company’s asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company’s stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2020 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2020, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.
Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020 (173%)(1)	(29.33%)	(17.14%)	(4.95%)	7.23%	19.42%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(37.88%)	(22.55%)	(7.22%)	8.11%	23.44%

(1)
Based on (i) $2,603.5 million in total assets as of December 31, 2020, (ii) $1,465.5 million in outstanding indebtedness as of December 31, 2020, (iii) $1,068.0 million in net assets as of December 31, 2020, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.61%.

(2)
Based on (i) $3,274.0 million in total assets on a pro forma basis as of December 31, 2020, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,136.0 million in outstanding indebtedness on a pro forma basis as of December 31, 2020 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,068.0 million in net assets as of December 31, 2020, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.61%.

The expected discontinuation of LIBOR could have a significant impact on our business.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
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

There may also be additional issues associated with our current processes and information systems that will need to be identified and evaluated by us. If LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders. Further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Board and not by such third-party valuation firm. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.
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
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation could negatively impact our operations, cash flows or financial condition or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, our Advisor could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or may determine to operate subject to CFTC regulation, if applicable. If we or our Advisor were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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
The central banks and, in particular, the Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the presidential transition in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include, but are not limited to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitation on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
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
The Delaware General Corporation Law, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and bylaws (“Bylaws”) contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Accordingly, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
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
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Certificate of Incorporation or Bylaws or the securities, antifraud, unfair trade practices or similar laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a federal or state court located in the state of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions and to have irrevocably submitted to, and waived any objection to, the exclusive jurisdiction of such courts in connection with any such action or proceeding and consented to process being served in any such action or proceeding, without limitation, by United States mail addressed to the stockholder at the stockholder’s address as it appears on our records, with postage thereon prepaid.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our Advisor and Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Advisor has the right under the Investment Advisory Agreement to resign as our Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor or our Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor, or our Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
In addition, if our Advisor resigns or is terminated, we would lose the benefits of our relationship with Bain Capital Credit, including the use of Bain Capital Credit’s communication and information systems, insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Bain Capital Credit, and we would be required to change our name, which may have a material adverse impact on our operations.
We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer and 2019-1 Issuer.
Under the terms of the master loan sale agreement governing the CLO Transaction, we sold and/or contributed to the 2018-1 Issuer and 2019-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the “Membership Interests”. As a result of the transactions, we hold all of the Membership Interests, which comprise 100% of the equity interests, in the 2018-1 Issuer and 2019-1 Issuer. As a result, we expect to consolidate the financial statements of the 2018-1 Issuer and 2019-1 Issuer, as well as our other subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding membership interests in a CLO issuer (i.e., the 2018-1 Issuer and 2019-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer and 2019-1 Issuer.

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
We will manage the assets of the CLO Issuers pursuant to portfolio management agreements with the CLO Issuers (the “Portfolio Management Agreements”). The indentures governing the 2018-1 Notes and the 2019-1 Notes (the “CLO Indentures”) and the Portfolio Management Agreements place significant restrictions on our ability to advise the CLO Issuers to buy and sell Collateral Obligations, and we are subject to compliance with the CLO Indentures and the Portfolio Management Agreements. As a result of the restrictions contained in the CLO Indentures and the Portfolio Management Agreements, the CLO Issuers may be unable to buy or sell collateral obligations or to take other actions that we might consider in the interest of the CLO Issuers and the holders of CLO Notes, and we may be required to make investment decisions on behalf of the CLO Issuers that are different from those made for our other clients. In addition, we may pursue any strategy consistent with the CLO Indentures and the Portfolio Management Agreements, and there can be no assurance that such strategy will not change from time to time in the future. Further, for so long as we manage the assets of the CLO Issuers pursuant to the Portfolio Management Agreements, we will elect to not charge any portfolio management fee to which we may be entitled under such Portfolio Management Agreements.
In our role as portfolio manager of the CLO Issuers, we will be acting solely in the best interests of the CLO Issuers and not in the best interests of the Membership Interests of the CLO Issuers that we hold. As the interests of the holders of the applicable CLO Notes are senior in the respective CLO Issuer’s capital structure to our Membership Interests, we may incur losses if we are required to dispose of a portion of the portfolio of the respective CLO Issuer at inopportune times in order to satisfy the outstanding obligations of the holders of the related CLO Note.
The subordination of the Membership Interests will affect our right to payment.
The Membership Interests are subordinated to the CLO Notes and certain fees and expenses. If any Coverage Test (defined below) is not satisfied as of a determination date, cash flows (if any) and proceeds otherwise payable to the CLO Issuers (which the CLO Issuers could have otherwise distributed with respect to the Membership Interests) will be diverted to the payment of principal on the CLO Notes. If the CLO Issuers have not received confirmation from S&P Global Ratings of its initial ratings of each class of the applicable CLO Notes, or if we fail to hold the required amount of Membership Interests as required by EU risk retention regulations (“Retention Deficiency”), proceeds will be diverted to pay principal on the applicable CLO Notes or to purchase additional collateral obligations (or, in the case of a Retention Deficiency, to the extent necessary to reduce such Retention Deficiency to zero). If during the period from and including the closing date of a CLO Transaction to and including the earliest of (i) October 20, 2022 for the 2018-1 Notes and October 15, 2023 for the 2019-1 Debt and (ii) the date of the acceleration of the maturity of the related CLO Notes in accordance with the applicable CLO Indenture the applicable Overcollateralization Ratio Test (defined below) is not satisfied, proceeds will be diverted to purchase additional collateral obligations.
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
In addition, if an event of default occurs and is continuing, the holders of the CLO Notes will be entitled to determine the remedies to be exercised under the applicable CLO Indenture. Remedies pursued by the holders of the CLO Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the CLO Notes will have no obligation to consider any possible adverse effect on such other interests. See “—The holders of certain of the CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The holders of certain CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under the CLO Indentures, many of our rights as the holder of the Membership Interests will be controlled by the holders of certain of the CLO Notes. Remedies pursued by such holders upon an event of default could be adverse to our interests. If the CLO Notes are accelerated following an event of default, proceeds of any realization on the assets will be allocated to the applicable CLO Notes (in order of seniority) and certain other amounts owing by the applicable CLO Issuer will be paid in full before any allocation to us as the holder of the Membership Interests. Although we as the holder of the Membership Interests will have the right, subject to the conditions set forth in the applicable CLO Indenture, to purchase the assets in a sale by the trustee, if an event of default (or otherwise, an acceleration of the CLO Notes following an event of default) has occurred and is continuing, we will not have any creditors’ rights against the CLO Issuers and will not have the right to determine the remedies to be exercised under the CLO Indentures. There is no guarantee that any funds will remain to make distributions to us as the holder of the Membership Interests following any liquidation of the assets and the application of the proceeds from the assets to pay the CLO Notes and the fees, expenses, and other liabilities payable by the CLO Issuers. The ability of the holders of the CLO Notes to direct the sale and liquidation of the assets is subject to certain limitations. As set forth in the CLO Indentures, notwithstanding any acceleration, if an event of default occurs and is continuing and the trustee has not commenced remedies under the CLO Indentures, we as the portfolio manager of the CLO Issuers may continue to direct dispositions and purchases of collateral obligations to the extent permitted under the CLO indentures.
If an event of default has occurred and is continuing (unless the trustee has commenced remedies pursuant to the CLO Indentures), then (x) we as the portfolio managers of the CLO Issuers may continue to direct sales and other dispositions, and purchases, of collateral obligations in accordance with and to the extent permitted pursuant to the CLO Indentures and (y) the trustee will retain the assets securing the CLO Notes intact, collect and cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of the assets and the CLO Notes in accordance with the CLO Indentures, unless: (i) the trustee, pursuant to the CLO Indentures and in consultation with us as the portfolio manager of the CLO Issuers, determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting the anticipated reasonable expenses of such sale or liquidation) would be sufficient to discharge in full the amounts then due (or, in the case of interest, accrued) and unpaid on the applicable CLO Notes for principal and interest (including accrued and unpaid deferred interest), and all other amounts payable pursuant to the priority of distributions prior to payment of principal on such applicable CLO Notes (including amounts due and owing, and amounts anticipated to be due and owing, as administrative expenses (without regard to any applicable limitation on such expenses)), and we as the portfolio managers of the CLO Issuers and the holders of at least 66 2∕3% (a “Supermajority”) of the most senior outstanding class of the respective CLO Notes agrees with such determination; (ii) in the case of certain events of default, a Supermajority of the most senior outstanding class of the respective CLO Notes directs the sale and liquidation of the assets; or (iii) a Supermajority of each class of the respective CLO Notes (voting separately by class) directs the sale and liquidation of the assets.
The CLO Indentures require mandatory redemption of the CLO Notes for failure to satisfy applicable Coverage Tests.
Under the documents governing the CLO Transactions, there are two coverage tests (the “Coverage Tests”) applicable to the CLO Notes.

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
We may, however, invest alongside Bain Capital Credit Clients in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside Bain Capital Credit Clients consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Bain Capital Credit and our Advisor, acting on our behalf and on behalf of such Bain Capital Credit Clients, negotiates no term other than price. We may also invest alongside Bain Capital Credit Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Bain Capital Credit’s allocation policy. If we are prohibited by applicable law from investing alongside Bain Capital Credit Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. If our Advisor recommends a particular level of investment to us, and the aggregate amount recommended to us by our Advisor and to other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of the Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice, which is generally pro rata based on order size. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals 150%, provided if certain disclosure and approval requirements are met, of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness.
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
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
Risks Relating to COVID-19
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
Risks Relating to Our Investments
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
We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our distributions to stockholders.

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
The Federal Reserve Board raised the federal funds rate from 2015 to 2018, but cut the rate to near zero by the end of 2020 in response to the COVID-19 outbreak. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.
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
In addition, investment in middle market companies involves a number of other significant risks, including:
•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

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
A portion of our investments may consist of securities that are subject to restrictions on resale by us because they were acquired in a “private placement” or similar transaction or because we are deemed to be an affiliate of the issuer of such securities. We will be able to sell such securities only under applicable securities laws, which may permit only limited sales under specified conditions or subject us to additional potential liability.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board as described above in “—The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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
While we may invest in secured loans, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. There is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Furthermore, we cannot assure that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.
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
For a description of zero-coupon or deferred interest bonds, see “—Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.”
We may invest in equity securities, which generally have greater price volatility than fixed income securities.
We may in certain limited circumstances invest in equity securities, including equity securities issued by entities with unrated or below investment-grade debt. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
Investments in “event-driven” special situations may not fully insulate us from risks inherent in our planned activities.
Our strategies, from time to time, involve investments in “event-driven” special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and we could be incorrect in our assessment of the downside risk associated with an investment, thus resulting in a significant loss. Although we intend to utilize appropriate risk management strategies, such strategies cannot fully insulate us from the risks inherent in our planned activities. Moreover, in certain situations, we may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.
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

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.
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
Participation on creditors’ committees may expose our Advisor to liability.
Our Advisor may participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or our Advisor may seek to negotiate directly with the debtors with respect to restructuring issues. If our Advisor does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to us in such proceedings. By participating on such committees, our Advisor may be deemed to have duties to other creditors represented by the committees, which might expose our Advisor to liability to such other creditors who disagree with our Advisor’s actions.
While our Advisor intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, our Advisor may trade in a portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause our Advisor and/or us to incur significant legal fees and potential losses.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the Diversification Tests (as defined above in “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC”) associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As such, our assets may not be diversified. Any such non-diversification would increase the risk of loss to us if there was a decline in the market value of any loan in which we had invested a large percentage of its assets. If a large portion of our assets is held in cash or similarly liquid form, our performance might be adversely affected. Investment in a non-diversified fund will generally entail greater risks than investment in a “diversified” fund. We may have a more concentrated or less broad and varied portfolio than a “diversified” fund. A more concentrated portfolio can cause a portfolio such as ours to have higher volatility. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
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

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Bain Capital Credit and our Advisor’s allocation policy or our ability to comply with our exemptive relief. Any decision by us not to make follow-on investments or its inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase its participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.
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
Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in loans and securities of non-U.S. issuers involves additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, nationalization and expropriation, imposition of tariffs and foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies. The Company may have limited rights and few practical remedies in emerging markets and the ability of U.S. authorities to bring enforcement actions in emerging markets may be limited. Further, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other. We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Our investments or liabilities may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar.
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

We are subject to risks associated with investing alongside other third parties.
We may invest in joint ventures alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
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
In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. These tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be eligible for taxation as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC”
Stockholders may be required to pay tax in excess of the cash they receive.
Under the DRIP, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions automatically reinvested in additional shares of that stockholder’s common stock unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not “opt out” of the DRIP, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to “opt out” of the DRIP, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement (as defined above “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC”). As long as a portion of this dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.
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
We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement. See Item 1. Business—Certain U.S. Federal Income Tax Consequences.
Our business may be adversely affected if we fail to maintain our qualification as a RIC.
To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below and defined and further described in Item 1. Business—“Certain U.S. Federal Income Tax Consequences.” The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).
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
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
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

•
the inability of our Advisor to employ additional experienced investment professionals or the departure of any of our Advisor’s key personnel;

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

•
loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
We have 64,562,265.27 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.
We have adopted a DRIP, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distribution. See Item 1. Business “Dividend Reinvestment Plan” for a description of our dividend policy and obligations.
If on the payment date for any distribution, the most recently computed NAV per share is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share provided that, if the NAV is less than or equal to 95% of the then current market price per share, the dollar amount of the distribution will be divided by 95% of the market price on the payment date. Accordingly, participants in the DRIP may receive a greater number shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our DRIP will experience dilution in their ownership percentage of our common stock over time.
We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms more favorable to the holders of preferred stock than to our common stockholders could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the asset coverage test.
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
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will generally constitute capital gains to such stockholder.
A distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes is not a distribution of the RIC’s net ordinary income or capital gains. Accordingly, stockholders should carefully read any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.
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
Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
As of December 31, 2019, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.
General Risk Factors
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
During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value (“NAV”) without first obtaining approval for such issuance from our stockholders and our Independent Directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. On January 31, 2020, the U.K. ended its membership in the European Union (commonly referred to as “Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the U.K. and the EU (the “EU Withdrawal Agreement”), the UK’s departure from the EU is followed by a transition period (the “Transition Period”), which runs until December 31, 2020 and during which the UK shall continue to apply EU law and be treated for all material purposes as if it were still a member of the EU. The EU Withdrawal Agreement provides that the Transition Period could be extended by agreement between the UK and the EU for up to two years beyond December 31, 2020. However, the UK government has indicated that it will not seek such an extension. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.
Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.
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
Our business is highly dependent on the communications and information systems of Bain Capital Credit. In addition, certain of these systems are provided to Bain Capital Credit by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, these systems are subject to potential attacks, including cyber espionage, malware, ransomware, and other types of hacking, may threaten the confidentiality, integrity or availability of our information resources. These attacks may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting or destroying data, degrading or sabotaging our systems or causing other operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.
The Company and Bain Capital Credit may be subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and Bain Capital Credit anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on Bain Capital Credit and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for Bain Capital Credit and/or us. As interpretation of these laws evolves and new laws are passed, Bain Capital Credit could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While Bain Capital Credit intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that Bain Capital Credit will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject Bain Capital Credit or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
Changes to U.S. tariff and import/export regulations or sanctions imposed against certain countries, companies or individuals may have a negative effect on our portfolio companies and, in turn, harm us.
There have recently been significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. The current administration has also imposed economic sanctions against certain countries, companies or individuals, including prohibiting U.S. investors from investing in certain companies listed on U.S. or foreign stock exchanges. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. In addition our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
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
Our common stock is traded on the New York Stock Exchange under the symbol “BCSF.” Prior to the completion of the IPO our outstanding common stock was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act.
Our common stock has historically traded below our NAV per share and may in the future trade at levels above NAV that may prove to be unsustainable. It is not possible to predict whether our common stock will trade at, above or below NAV.
Holders
As of February 4, 2021, there were approximately 109 holders of record of our common stock.
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
Dividend Reinvestment Plan
We have adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board declares a cash distribution, then our stockholders who acquire shares of our common stock after our listing and have not elected to “opt out” of our DRIP will have their cash distributions automatically reinvested in additional shares of our common stock as described below. Any stockholders who held shares of our common stock prior to our listing had to opt in to the DRIP.
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
Performance Graph
The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2020. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
11/15/2018
11/30/2018
12/31/2018
1/31/2019
2/28/2019
3/29/2019
4/30/2019
5/31/2019
6/28/2019
7/31/2019
8/30/2019
9/30/2019
10/31/2019
11/29/2019
12/31/2019
1/31/2020
2/28/2020
3/31/2020
4/30/2020
5/29/2020
6/30/2020
7/31/2020
8/31/2020
9/30/2020
10/30/2020
11/30/2020
12/31/2020
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

SENIOR SECURITIES
Information about our senior securities is shown in the following table as of the dates indicated in the table below which is derived from our consolidated financial statements and related notes The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2020, is included elsewhere in this annual report on Form 10-K.
Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Facilities
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2020	$150.0	$16,890.1	—	N/A
Total Senior Securities
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “— “ in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Consolidated Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2020, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The following selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):
	As of and for the Year Ended December 31, 2020	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017	As of and for the Year Ended December 31, 2016
Consolidated Statements of operations data:
Total investment income	$194,460	$197,945	$99,294	$24,605	$868
Total expenses, net of waivers	108,397	113,078	43,364	10,396	1,950
Net investment income (loss) before taxes	86,063	84,867	55,930	14,209	(1,082)
Excise tax expense	232	—	—	5	—
Net investment income (loss) after taxes	85,831	84,867	55,930	14,204	(1,082)
Net realized and unrealized gain (loss)	(77,553)	13,218	(29,285)	5,096	1,691
Net increase in net assets resulting from operations	$8,278	$98,085	$26,645	$19,300	$609
Per share data:
Net investment income (loss)	$1.46	$1.64	$1.45	$0.73	$(0.90)
Net increase in net assets resulting from operations	$0.14	$1.90	$0.69	$0.99	$0.51
Distributions declared(1)	$1.43	$1.64	$1.52	$0.70	$0.015
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$2,603,492	$2,645,554	$1,791,014	$988,251	$176,855
Total investments, at fair value	2,484,488	2,527,055	1,727,806	831,578	107,942
Total liabilities	1,535,488	1,627,154	789,385	481,288	66,511
Total debt, net of unamortized debt issuance costs	1,458,360	1,574,635	634,925	451,000	59,100
Total net assets	1,068,004	1,018,400	1,001,629	506,963	110,344

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

Overview
Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through December 31, 2020, we have invested approximately $3,913.9 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.
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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2020 and December 31, 2019, 99.2% and 99.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.
Leverage
We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2020, the Company’s asset coverage was 173%.

Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The extent to which the COVID-19 pandemic will adversely impact the Company’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of this outbreak, and any future outbreaks.
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
The Company experienced a significant reduction in our net asset value as of December 31, 2020 as compared to our net asset value as of December 31, 2019. The significant decrease between those time periods is primarily the result of unrealized depreciation across the fair value of the Company’s investments resulting from the COVID-19 pandemic and the dilution impact from the Company’s rights offering.
As of December 31, 2020, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of December 31, 2020. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.
It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Adviser and portfolio companies.
Portfolio and Investment Activity
During the year ended December 31, 2020, we invested $535.8 million, including PIK, in 67 portfolio companies, and had $525.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $10.0 million for the year.

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
The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
		Percentage of Total Portfolio		Percentage of Total Portfolio	Weighted Average Yield (1) at
	Amortized Cost		Fair Value		Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%	7.1%	7.2%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6	9.0	9.3
Equity Interests	131,491	5.2	119,905	4.8	8.8	10.7
Preferred Equity	29,723	1.2	37,713	1.5	15.0	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,522,739	100.0%	$2,484,488	100.0%	7.3%	7.5%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2019 (dollars in thousands):
	As of December 31, 2019
		Percentage of Total Portfolio		Percentage of Total Portfolio	Weighted Average Yield (1) at
	Amortized Cost		Fair Value		Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,167,932	85.4%	$2,165,844	85.7%	7.5%	7.5%
First Lien Last Out Loans	28,315	1.1	29,300	1.2	9.9	9.5
Second Lien Senior Secured Loans	187,565	7.4	175,670	7.0	9.7	10.0
Subordinated Debt	14,752	0.6	15,000	0.5	13.7	13.5
Corporate Bonds	22,412	0.9	17,508	0.7	8.5	10.8
Equity Interests	96,736	3.8	99,293	3.9	7.7	7.5
Preferred Equity	19,551	0.8	24,318	1.0	15.1	15.1
Warrants	—	0.0	122	0.0	N/A	N/A
Total	$2,537,263	100.0%	$2,527,055	100.0%	8.0%	8.0%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.
The following table presents certain selected information regarding our investment portfolio as of December 31, 2020:
As of December 31, 2020
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2019:
As of December 31, 2019
Number of portfolio companies	114
Percentage of debt bearing a floating rate (1)	99.0%
Percentage of debt bearing a fixed rate (1)	1.0%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,517,782	99.8%	$2,479,794	99.8%
Non-accrual	4,957	0.2	4,694	0.2
Total	$2,522,739	100.0%	$2,484,488	100.0%
The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2019 (dollars in thousands):
	As of December 31, 2019
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,523,110	99.4%	$2,523,626	99.9%
Non-accrual	14,153	0.6	3,429	0.1
Total	$2,537,263	100.0%	$2,527,055	100.0%
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, there had been one loan placed on non-accrual in the Company’s portfolio, comprising 0.2% of the Company’s portfolio, based on fair value. This is compared to two loans on non-accrual as of December 31, 2019, comprising 0.1% of the Company’s portfolio, based on fair value.
The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents, foreign cash and restricted cash as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$53,704	2.2%	$53,704	2.1%
Foreign cash	976	0.0	972	0.0
Restricted cash and cash equivalents	27,026	1.0	27,026	1.1
First Lien Senior Secured Loans	2,193,827	84.3	2,164,910	84.3
Second Lien Senior Secured Loans	167,698	6.4	161,960	6.3
Equity Interests	131,491	5.0	119,905	4.7
Preferred Equity	29,723	1.1	37,713	1.5
Warrants	—	0.0	—	0.0
Total	$2,604,445	100.0%	$2,566,190	100.0%
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
The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments) (dollars in thousands):
	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,174	13.1%	$296,553	11.9%
High Tech Industries	294,046	11.7	295,486	11.9
Healthcare & Pharmaceuticals	219,147	8.7	221,605	8.9
Capital Equipment	188,123	7.5	193,287	7.8

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Consumer Goods: Non-Durable	190,216	7.5	189,229	7.5
Services: Business	181,037	7.1	175,560	7.1
Transportation: Cargo	118,320	4.7	118,352	4.8
Construction & Building	105,567	4.2	104,999	4.2
Services: Consumer	76,341	3.0	78,697	3.2
Wholesale	78,248	3.1	78,042	3.1
Chemicals, Plastics & Rubber	75,808	3.0	76,463	3.1
Energy: Oil & Gas	68,198	2.7	68,807	2.7
FIRE: Insurance (1)	65,017	2.6	67,125	2.7
Automotive	66,470	2.6	66,100	2.7
Transportation: Consumer	71,750	2.8	61,243	2.5
Consumer Goods: Durable	59,399	2.3	58,065	2.3
Hotel, Gaming & Leisure	52,389	2.1	49,893	2.0
Media: Diversified & Production	47,810	1.9	48,470	2.0
Media: Broadcasting & Subscription	43,299	1.7	45,036	1.8
Media: Advertising, Printing & Publishing	47,143	1.9	41,140	1.7
Retail	39,050	1.5	39,050	1.6
Telecommunications	21,680	0.9	21,543	0.9
Energy: Electricity	21,979	0.9	21,249	0.9
Beverage, Food & Tobacco	12,087	0.5	21,024	0.8
Banking	14,058	0.6	13,622	0.5
Containers, Packaging, & Glass	11,659	0.5	11,781	0.5
FIRE: Finance (1)	11,830	0.5	11,778	0.5
FIRE: Real Estate (1)	10,894	0.4	10,289	0.4
Total	$2,522,739	100.0%	$2,484,488	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%

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
Selected Statements of Operations Information
Below are selected statements of operations information for ABCS for the years ended December 31, 2019 and December 31, 2018:
	For the Year Ended 2019 (2)	For the Year Ended 2018
	December 31,	December 31,
Interest income	$53,494	$104,548
Fee income	217	1,201
Total revenues	53,711	105,749
Credit facility expenses (1)	22,008	45,635
Other fees and expenses	6,661	22,231
Total expenses	28,669	67,866
Net investment income	25,042	37,883
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$25,042	$37,883

(1)
As of December 31, 2018, the ABCS Facility had $1,031.2 million of outstanding debt.

(2)
The ABCS distribution was effective April 30, 2019.

Results of Operations
Our operating results for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Total investment income	$194,460	$197,945	$99,294
Total expenses, net of fee waivers	108,397	113,078	43,364
Net investment income before taxes	86,063	84,867	55,930
Less Income taxes, including excise tax	232	—	—
Net investment income	85,831	84,867	55,930
Net realized gain (loss)	(27,222)	7,785	(6,485)
Net unrealized appreciation (depreciation)	(50,331)	5,433	(22,800)
Net increase in net assets resulting from operations	$8,278	$98,085	$26,645
Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.
Investment Income
The composition of our investment income for the years ended December 31, 2020, 2019 and 2018 was as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Interest income	$182,975	$180,395	$73,363
Dividend income	9,324	16,741	25,386
Other income	2,161	809	545
Total investment income	$194,460	$197,945	$99,294
Interest income from investments, which includes interest and accretion of discounts and fees, increased to $183.0 million for the year ended December 31, 2020 from $180.4 million for the year ended December 31, 2019, primarily due to a full year of the ABCS investments being consolidated on the balance sheet after the closing distribution transaction on April 30, 2019. Our investment portfolio at amortized cost decreased slightly to $2,522.7 million from $2,537.3 million for the years ended December 31, 2020 and 2019, respectively. Dividend income decreased to $9.3 million for the year ended December 31, 2020 from $16.7 million for the year ended December 31, 2019, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. As of December 31, 2020, the weighted average yield of our investment portfolio decreased to 7.3% from 7.8% as of December 31, 2019, at amortized cost. Interest income from investments, which includes interest and accretion of discounts and fees, increased to $180.4 million for the year ended December 31, 2019 from $73.4 million for the year ended December 31, 2018, primarily due to the growth of our investment portfolio. Our investment portfolio at amortized cost increased to $2,537.3 million from $1,753.1 million for the year ended December 31, 2018. Dividend income decreased to $16.7 million for the year ended December 31, 2019 from $25.4 million for the year ended December 31, 2018, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. As of December 31, 2019, the weighted average yield of our investment portfolio decreased to 7.8% from 8.8% as of December 31, 2018, at amortized cost.
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest and debt financing expenses	$63,309	$66,330	$24,011
Base management fee	35,215	32,702	17,544
Incentive fee	4,473	17,418	8,670
Professional fees	2,626	2,297	2,639
Directors fees	726	546	278
Other general and administrative expenses	5,398	4,772	902
Total expenses, before fee waivers	$111,747	$124,065	$54,044
Base management fee waiver	(2,676)	(8,242)	(8,772)
Incentive fee waiver	(674)	(2,745)	(1,908)
Total expenses, net of fee waivers	$108,397	$113,078	$43,364
Interest and Debt Financing Expenses
Interest and debt financing expenses on our borrowings totaled approximately $63.3 million and $66.3 million for the years ended December 31, 2020 and 2019, respectively. Interest and debt financing expense for the year ended December 31, 2020 as compared to December 31, 2019, decreased primarily due to a decline in LIBOR during 2020, since 89% of our principal debt outstanding is floating rate. On April 30, 2019, the Company entered into a new loan and security agreement with JPMorgan Chase Bank, N.A., and Wells Fargo Bank, N.A., the JPM Credit Facility.
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
The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.6% and 4.7% as of December 31, 2020 and 2019, respectively.
Management Fees
Management fee (net of waivers) increased to $32.5 million for the year ended December 31, 2020 from $24.5 million for the year ended December 31, 2019. Management fees increased to $35.2 million for the year ended December 31, 2020 from $32.7 million for the year ended December 31, 2019, primarily due to an increase in total assets throughout the year ended December 31, 2020 compared to the year ended December 31, 2019. Management fees waived for the years ended December 31, 2020 and 2019, were $2.7 million and $8.2 million, respectively. The decrease in management fees waived during the year ended December 31, 2020 compared to December 31, 2019, was due to the expiration of the voluntary fee waiver on December 31, 2019 of the ABCS distribution transaction.
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
Incentive Fees
Incentive fee (net of waivers) decreased to $3.8 million for the year ended December 31, 2020 from $14.7 million for the year ended December 31, 2019, primarily due to the Incentive Fee Cap throughout the year ended December 31, 2020. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.7 million for the year ended December 31, 2020 and $2.7 million for the year ended December 31, 2019. For the year ended December 31, 2020 there were no incentive fees related to the GAAP Incentive Fee.
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
Professional Fees and Other General and Administrative Expenses
Professional fees and other general and administrative expenses increased to $8.8 million for the year ended December 31, 2020 from $7.6 million for the year ended December 31, 2019, due to an increase in costs associated with servicing our investment portfolio and legal fees.
Professional fees and other general and administrative expenses increased to $7.6 million for the year ended December 31, 2019 from $3.8 million for the year ended December 31, 2018, due to an increase in costs associated with servicing our investment portfolio.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	Year ended December 31,
	2020	2019	2018
Net realized gains on investments	$1,518	$2,682	$2,033
Net realized losses on investments	(35,342)	(5,904)	(5,378)
Net realized gains on foreign currency transactions	647	119	135
Net realized losses on foreign currency transactions	(517)	(155)	(624)
Net realized gains on forward currency exchange contracts	6,545	11,043	—
Net realized losses on forward currency exchange contracts	(73)	—	(2,651)
Net realized gains (losses)	$(27,222)	$7,785	$(6,485)
Net change in unrealized gains on investments	$54,050	$47,990	$4,210
Net change in unrealized losses on investments	(82,093)	(32,887)	(39,836)
Net change in unrealized gains (losses) on investments	(28,043)	15,103	(35,626)
Unrealized appreciation (depreciation) on foreign currency translation	108	(130)	—
Unrealized appreciation (depreciation) on forward currency exchange contracts	(22,396)	(9,540)	12,826
Net change in unrealized gains (losses) on foreign currency and forward currency exchange contracts	(22,288)	(9,670)	12,826
Net change in unrealized gains (losses)	$(50,331)	$5,433	$(22,800)
For the years ended December 31, 2020, 2019 and 2018, we had net realized gains (losses) on investments of ($33.8) million, ($3.2) million and $(3.3) million, respectively. For the year ended December 31, 2020, we recognized gross realized losses of $35.3 million primarily from the sale and restructuring of debt investments in six portfolio companies. For the years ended December 31, 2020, 2019 and 2018, we had net realized gains (losses) on foreign currency transactions of $0.1 million, $0.0 million and $(0.5) million, respectively. For the years ended December 31, 2020, 2019 and 2018, we had net realized gains (losses) on forward currency contracts of $6.5 million, $11.0 million and ($2.7) million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and NOK forward contracts.

For the year ended December 31, 2020, we had $54.1 million in unrealized appreciation on 56 portfolio company investments, which was offset by $82.1 million in unrealized depreciation on 69 portfolio company investments. Unrealized appreciation for the year ended December 31, 2020 resulted from an increase in fair value, primarily due to positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to widening spread environment and negative valuation adjustments.
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
For the years ended December 31, 2020, 2019 and 2018, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($22.4) million, ($9.5) million and $12.8 million, respectively. For the year ended December 31, 2020, unrealized depreciation on forward currency exchange contracts was due to CAD, EUR, GBP, DKK, NOK and AUD forward contracts. For the year ended December 31, 2019, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts. For the year ended December 31, 2018, unrealized depreciation on forward currency exchange contracts were due to EUR, GBP, DKK, NOK and AUD forward contracts.
The following table summarizes the impact of foreign currency for the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):
	For the Year ended December 31,
	2020	2019	2018
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$16,926	$2,760	$(7,404)
Net realized gain on investments due to foreign currency	1,053	91	40
Net change in unrealized appreciation (depreciation) on foreign currency translation	108	(130)	—
Net realized gain (loss) on foreign currency transactions	130	(36)	(489)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(22,396)	(9,540)	12,826
Net realized gain (loss) on forward currency exchange contracts	6,472	11,043	(2,651)
Foreign currency impact to net increase in net assets resulting from operations	$2,293	$4,188	$2,322
Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $18.2 million, $2.7 million and ($7.9) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2020, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($15.9) million, $1.5 million and $10.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.3 million, $4.2 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2020, 2019 and 2018, the net increase in net assets resulting from operations was $8.3 million, $98.1 million and $26.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2020, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.14, $1.90, and $0.69, respectively.
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
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2020 and 2019, our asset coverage ratio was 173% and 164%, respectively.
At December 31, 2020 and December 31, 2019, we had $81.7 million and $68.8 million in cash, foreign cash, restricted cash and cash equivalents, respectively.
At December 31, 2020, we had approximately $167.2 million of availability on our BCSF Revolving Credit Facility, $156.7 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2019, we had approximately $232.0 million of availability on our BCSF Revolving Credit Facility and $119.8 million of availability on our JPM Credit Facility, subject to existing terms and regulatory requirements.
For the year ended December 31, 2020, cash, foreign cash, restricted cash, and cash equivalents increased by $12.9 million. During the year ended December 31, 2020, we provided $89.4 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchase of investments of $516.2 million offset by proceeds from principal payments and sales of investments of $538.5 million, a net increase in net assets resulting from operations of $8.3 million, net realized losses from investments of $33.8 million, and the net change in unrealized depreciation on investments of $28.0 million. During the year ended December 31, 2020, we used ($76.5) million for financing activities, primarily on borrowings on our debt from BCSF Revolving Credit Facility, JPM Credit Facility, Revolving Advisor Loan, and the issuance of the 2023 Notes of $597.3 million and the issuance of common stock of $131.9 million, offset by repayments on our debt of $710.8 million and distributions paid during the period of $86.3 million.
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
For the year ended December 31, 2018, cash, foreign cash, restricted cash, and cash equivalents decreased by $107.6 million. During the year ended December 31, 2018, we used $774.2 million in cash for operating activities, primarily to purchase investments of $1,064.3 million, offset by a net increase in net assets resulting from operations of $26.6 million, proceeds from principal payments and sales of investments of $236.1 million, and net change in unrealized activity of ($22.8) million. During the year ended December 31, 2018, we generated $667.1 million from financing activities, primarily from borrowings on our SMBC Revolving Credit Facility and our BCSF Revolving Credit Facility, together referred to as the “Revolving

Credit Facilities”, of $453.0 million, issuance of our 2018-1 Notes of $365.7 million and the issuance of common stock of $524.3 million, offset by repayments on our Revolving Credit Facilities of $632.7 million and distributions paid during the year of $41.0 million.
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
During the year ended December 31, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2018, we issued 436,914.94 shares of our common stock to investors who have opted into our dividend reinvestment plan.
On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2020, there have been no repurchases of common stock.
On May 4, 2020, the Company’s Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and listed on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.
Debt
Debt consisted of the following as of December 31, 2020, and December 31, 2019 (dollars in thousands):
	As of December 31, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$425,000	$257,774	$257,774	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	364,006	365,700	365,700	363,832
JPM Credit Facility	450,000	293,283	293,283	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,265	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	147,032	—	—	—
Total Debt	$1,839,450	$1,465,507	$1,458,360	$1,931,031	$1,579,219	$1,574,635

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

SMBC Revolving Credit Agreement
On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the SMBC Revolving Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$—	$—	$3,334
Unused facility fee	—	—	22
Amortization of deferred financing costs and upfront commitment fees	—	—	723
Total interest and debt financing expenses	$—	$—	$4,079
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
Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020 and December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00% and LIBOR plus 2.50%, respectively. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.
As of December 31, 2020 and December 31, 2019 there were $257.8 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively and we were in compliance with the terms of the BCSF Revolving Credit Facility.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$14,929	$17,566	$13,975
Unused facility fee	365	456	624
Amortization of deferred financing costs and upfront commitment fees	1,127	1,067	1,068
Total interest and debt financing expenses	$16,421	$19,089	$15,667
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
The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2020
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.77%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.02%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.37%
Class B	29,300	3.00% + 3 Month LIBOR	3.22%
Class C	30,400	4.00% + 3 Month LIBOR	4.22%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150
The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.
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
As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.
Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$10,820	$16,226	$4,221
Amortization of debt issuance costs and upfront commitment fees	174	174	44
Total interest and debt financing expenses	$10,994	$16,400	$4,265
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
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$—	$4,104	$—
Unused facility fee	—	357	—
Amortization of deferred financing costs and upfront commitment fees	—	124	—
Total interest and debt financing expenses	$—	$4,585	$—
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
On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the “Amended Loan and Security Agreement”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable LIBOR to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.
On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020, which the Company subsequently paid.
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
The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one-year periods by mutual agreement of the Borrower and the Administrative Agent.
The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears. As of December 31, 2019, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We paid an unused commitment fee of 75 basis points (0.75%) per annum.
As of December 31, 2020 and December 31, 2019, there were $293.3 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and we were in compliance with the terms of the JPM Credit Facility.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$13,961	$19,679	$—
Unused facility fee	310	464	—
Amortization of deferred financing costs and upfront commitment fees	467	53	—
Total interest and debt financing expenses	$14,738	$20,196	$—
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
The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):
2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2020
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.94%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.94%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.94%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.84%
Class C	32,500	4.75% + 3 Month LIBOR	4.99%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000
The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the

2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.
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
As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.
Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.5 million and $2.7 million as of December 31, 2020 and December 31, 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$13,071	$5,981	$—
Amortization of debt issuance costs and upfront commitment fees	230	79	—
Total interest and debt financing expenses	$13,301	$6,060	$—

Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2020, there were no borrowings under the Revolving Advisor Loan.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$58	$—	$—
Total interest and debt financing expenses	$58	$—	$—
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
The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2020, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
For the years ended December 31, 2020, 2019 and 2018, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Principal amount of debt	$150,000	$—	$—
Unamortized debt issuance cost	(1,785)	—	—
Original issue discount, net of accretion	(1,183)	—	—
Carrying value of 2023 Notes	$147,032	$—	$—
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$7,120	$—	$—
Amortization of debt issuance cost	406	—	—
Amortization of original issue discount	271	—	—
Total interest and debt financing expenses	$7,797	$—	$—
Distribution Policy
The following table summarizes distributions declared during the years ended December 31, 2020, 2019, and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,108
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
Total distributions declared			$4.59	$234,834
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
As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003

	Expiration Date (1)	Unfunded Commitments (2)
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. - Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
AMI US Holdings Inc. - Revolver	4/1/2024	977
Amspec Services, Inc. - Revolver	7/2/2024	3,542
Ansira Holdings, Inc. - Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC - Revolver	8/2/2021	8,500
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd - Revolver	10/31/2025	2,878
Clinical Innovations, LLC - Revolver	10/17/2022	380
CMI Marketing Inc. - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. - Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. - Revolver	2/28/2020	535
CST Buyer Company - Revolver	10/3/2025	2,190

	Expiration Date (1)	Unfunded Commitments (2)
Datix Bidco Limited - Revolver	10/28/2024	1,290
Direct Travel, Inc. - Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. - Revolver	12/1/2021	4,250
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	3,542
Element Buyer, Inc. - Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. - Revolver	7/19/2024	2,833
FFI Holdings I Corp - Delayed Draw	1/24/2025	677
FFI Holdings I Corp - Revolver	1/24/2025	1,994
Fineline Technologies, Inc. - Revolver	11/4/2022	655
Grammer Purchaser, Inc. - Revolver	9/30/2024	998
Great Expressions Dental Center PC - Revolver	9/28/2022	150
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	4,307
Hightower Holding, LLC - Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. - Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. - Revolver	6/15/2023	116
Ivy Finco Limited - First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC - Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC - Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. - Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	640
Margaux Acquisition Inc. - Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	662
Mertus 522. GmbH - Delayed Draw	5/28/2026	13,761
Profile Products LLC - Revolver	12/20/2024	3,833
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. - Revolver	11/30/2023	466
TCFI Aevex LLC - Revolver	5/13/2025	138
TEI Holdings Inc. - Revolver	12/23/2025	3,018
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,284
WU Holdco, Inc. - Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Delayed Draw	10/31/2025	5,127

	Expiration Date (1)	Unfunded Commitments (2)
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Zywave, Inc. - Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

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

Significant Accounting Estimates and Critical Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 1, 6, 10 and 12 of Regulation S-X. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946—Financial Services—Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.
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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on the Company’s consolidated financial statements.
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
A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2020 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
BCSF Revolving Credit Facility	$257,774	$—	$257,774	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	293,283	—	—	293,283	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,465,507	$—	$407,774	$293,283	$764,450
Subsequent Events
On February 9, 2021, the Company and certain entities and managed accounts of Pantheon Ventures (US) LP (“Pantheon”), a global alternative private markets asset manager, entered into an amended and restated limited liability company agreement to co-manage a newly-formed joint venture, International Senior Loan Program, LLC (“ISLP”). ISLP will seek to provide direct lending solutions to middle market borrowers primarily across Europe and Australia. Middle-market companies are those with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization, with a focus on senior investments with a first or second lien on collateral (including “unitranche” loans, which are loans that combine both first lien and second lien debt). Investment decisions, including providing new loans, and all other decisions in respect of ISLP must be approved by representatives of the Company and Pantheon.
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
Assuming that the statement of financial condition as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):
Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(822)	$(3,105)	$2,283
Up 100 basis points	8,849	13,025	(4,176)
Up 200 basis points	32,150	26,050	6,100
Up 300 basis points	55,911	39,075	16,836
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
Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 113.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, 2017, and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2017 and 2016 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the five years in the period ended December 31, 2020, appearing on page 77 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs Developed by Management
As described in Notes 2 and 4 to the consolidated financial statements, $2,075 million of the Company’s $2,484 million total investments at fair value as of December 31, 2020 represent Level 3 portfolio investments in loans, preferred equity, and equity interests for which significant unobservable inputs were developed by management. For certain of these investments, management used the income approach to determine fair value. With respect to unquoted portfolio investments, management values each investment considering, among other measures, discounted cash flow models. Management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of certain Level 3 portfolio investments in loans, preferred equity, and equity interests for which significant unobservable inputs were developed by management is a critical audit matter are the significant judgment by management to determine the fair value of these investments which included the development and use of significant unobservable inputs related to the comparative yields and discount rates; this in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures to evaluate the audit evidence obtained related to the valuation, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain Level 3 portfolio investments in loans, preferred equity, and equity interests for which a significant unobservable input was developed by management, including controls over the Company’s methods, data, comparative yields, and discount rates. These procedures also included, among others, testing management’s process for determining the fair value of the investments, which included evaluating the appropriateness of management’s discounted cash flow models, testing the data used in the models and provided by management, and evaluating the reasonableness of the comparative yields and discount rates used in the models. Evaluating the reasonableness of management’s comparative yields and discount rates involved evaluating whether the comparative yields and discount rates used by management considered (i) company specific information, (ii) market information and (iii) subordination of the debt for investments in loans. Professionals with specialized skill and knowledge were used to assist in developing an independent fair value range for certain investments and comparison of management’s estimate to each of the independently developed fair value ranges. Developing the independent fair value range involved testing the data used in the models and developing significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate for a portion of the level 3 investments. For investments where management’s process for determining the fair value was tested, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of comparative yields and discount rates used by management for certain investments.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2021
We have served as the Company’s auditor since 2016.

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	As of December 31,
	2020	2019
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,281,809 and $2,416,854, respectively)	$2,261,461	$2,403,250
Non-controlled/affiliate investment (amortized cost of $93,089 and $6,720, respectively)	92,915	6,720
Controlled affiliate investment (amortized cost of $147,841 and $113,689, respectively)	130,112	117,085
Cash and cash equivalents	53,704	36,531
Foreign cash (cost of $976 and $854, respectively)	972	810
Restricted cash and cash equivalents	27,026	31,505
Collateral on forward currency exchange contracts	4,934	—
Deferred financing costs	3,131	3,182
Interest receivable on investments	15,720	22,482
Receivable for sales and paydowns of investments	5,928	21,994
Unrealized appreciation on forward currency exchange contracts	—	1,034
Dividend receivable	7,589	961
Total Assets	$2,603,492	$2,645,554
Liabilities
Debt (net of unamortized debt issuance costs of $7,147 and $4,584, respectively)	$1,458,360	$1,574,635
Interest payable	8,223	15,534
Payable for investments purchased	10,991	293
Collateral payable on forward currency exchange contracts	—	331
Unrealized depreciation on forward currency exchange contracts	22,614	1,252
Base management fee payable	6,289	7,265
Incentive fee payable	3,799	4,513
Accounts payable and accrued expenses	3,261	2,155
Distributions payable	21,951	21,176
Total Liabilities	1,535,488	1,627,154
Commitments and Contingencies (See Note 11)
Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$—	$—
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 51,649,812 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	65	52
Paid in capital in excess of par value	1,166,453	1,038,343
Total distributable earnings (loss)	(98,514)	(19,995)
Total Net Assets	1,068,004	1,018,400
Total Liabilities and Total Net assets	$2,603,492	$2,645,554
Net asset value per share	$16.54	$19.72
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	For the Year Ended December 31,
	2020	2019	2018
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$178,186	$178,586	$73,049
Dividend income	787	62	—
Other income	1,955	805	545
Total investment income from non-controlled/non-affiliate investments	180,928	179,453	73,594
Investment income from non-controlled/affiliate investments:
Interest from investments	1,866	—	—
Other income	202	—	—
Total investment income from non-controlled/affiliate investments	2,068	—	—
Investment income from controlled affiliate investments:
Interest from investments	2,923	1,809	314
Dividend income	8,537	16,679	25,386
Other income	4	4	—
Total investment income from controlled affiliate investments	11,464	18,492	25,700
Total investment income	194,460	197,945	99,294
Expenses
Interest and debt financing expenses	63,309	66,330	24,011
Base management fee	35,215	32,702	17,544
Incentive fee	4,473	17,418	8,670
Professional fees	2,626	2,297	2,639
Directors fees	726	546	278
Other general and administrative expenses	5,398	4,772	902
Total expenses before fee waivers	111,747	124,065	54,044
Base management fee waiver	(2,676)	(8,242)	(8,772)
Incentive fee waiver	(674)	(2,745)	(1,908)
Total expenses, net of fee waivers	108,397	113,078	43,364
Net investment income before taxes	86,063	84,867	55,930
Excise tax expense	232	—	—
Net investment income	85,831	84,867	55,930
Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(33,824)	(3,487)	(3,345)
Net realized gain on controlled affiliate investments	—	265	—
Net realized gain (loss) on foreign currency transactions	130	(36)	(489)
Net realized gain (loss) on forward currency exchange contracts	6,472	11,043	(2,651)
Net change in unrealized appreciation (depreciation) on foreign currency translation	108	(130)	—
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(22,396)	(9,540)	12,826
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(6,744)	13,308	(36,334)
Net change in unrealized depreciation on non-controlled/affiliate investments	(174)	—	—
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(21,125)	1,795	708
Total net gains (losses)	(77,553)	13,218	(29,285)
Net increase in net assets resulting from operations	$8,278	$98,085	$26,645
Basic and diluted net investment income per common share	$1.46	$1.64	$1.45
Basic and diluted increase in net assets resulting from operations per common share	$0.14	$1.90	$0.69
Basic and diluted weighted average common shares outstanding	58,670,518	51,603,415	38,567,001
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
	For the Year Ended December 31,
	2020	2019	2018
Operations:
Net investment income	$85,831	$84,867	$55,930
Net realized gain (loss)	(27,222)	7,785	(6,485)
Net change in unrealized appreciation (depreciation)	(50,331)	5,433	(22,800)
Net increase in net assets resulting from operations	8,278	98,085	26,645
Stockholder distributions:
Distributions from distributable earnings	(87,029)	(84,636)	(63,169)
Net decrease in net assets resulting from stockholder distributions	(87,029)	(84,636)	(63,169)
Capital share transactions:
Issuance of common stock, net	128,355	—	522,358
Reinvestment of stockholder distributions	—	3,322	8,832
Net increase in net assets resulting from capital share transactions	128,355	3,322	531,190
Total increase in net assets	49,604	16,771	494,666
Net assets at beginning of year	1,018,400	1,001,629	506,963
Net assets at end of year	$1,068,004	$1,018,400	$1,001,629
Net asset value per common share	$16.54	$19.72	$19.46
Common stock outstanding at end of year	64,562,265	51,649,812	51,482,137
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,278	$98,085	$26,645
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(516,234)	(1,413,662)	(1,064,335)
Proceeds from principal payments and sales of investments	538,494	1,069,492	236,107
Net realized loss from investments	33,824	3,222	3,345
Net realized (gain) loss on foreign currency transactions	(130)	36	489
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	22,396	9,540	(12,826)
Net change in unrealized (appreciation) depreciation on investments	28,043	(15,103)	35,626
Net change in unrealized (appreciation) depreciation on foreign currency translation	(108)	130	—
Increase in investments due to PIK	(8,779)	(479)	—
Accretion of discounts and amortization of premiums	(5,905)	(4,476)	(1,756)
Amortization of deferred financing costs and debt issuance costs	2,675	1,497	1,835
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(4,934)	4	4,418
Interest receivable on investments	6,762	(16,233)	(3,362)
Prepaid insurance	—	1	136
Dividend receivable	(6,628)	7,748	(8,709)
Interest payable	(7,311)	10,699	4,020
Collateral payable on forward currency exchange contracts	(331)	331	—
Base management fee payable	(976)	4,315	1,706
Incentive fee payable	(714)	1,213	2,282
Accounts payable and accrued expenses	996	874	137
Excise tax payable	—	—	(5)
Net cash provided by (used in) operating activities	89,418	(242,766)	(774,247)
Cash flows from financing activities
Borrowings on debt	597,262	1,249,048	818,700
Repayments on debt	(710,802)	(884,529)	(632,735)
Payments of financing costs	(1,447)	(409)	—
Payments of offering costs	(3,545)	(1,820)	(89)
Payments of debt issuance costs	(3,648)	(2,795)	(2,085)
Proceeds from issuance of common stock	131,917	—	524,267
Stockholder distributions paid	(86,254)	(81,246)	(40,971)
Net cash (used in) provided by financing activities	(76,517)	278,249	667,087
Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	12,901	35,483	(107,160)
Effect of foreign currency exchange rates	(45)	92	(487)
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	68,846	33,271	140,918
Cash, foreign cash, restricted cash and cash equivalents, end of year	$81,702	$68,846	$33,271
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$67,945	$54,134	$18,156
Cash paid for excise taxes during the year	$—	$—	$5
Supplemental disclosure of non-cash information:
Reinvestment of stockholder distributions	$—	$3,322	$8,832
Distribution to owner from ABCS JV	$—	$346,329	$—
	2020	2019	2018
Cash	$53,704	$36,531	$14,693
Restricted cash	27,026	31,505	17,987
Foreign cash	972	810	591
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$81,702	$68,846	$33,271
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(In thousands)
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.25%	8.50%	10/9/2026	$6,540	6,486	5,036
		Forming & Machining Industries Inc.(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.50%	10/9/2025	$16,608	16,498	13,301
		GSP Holdings, LLC(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	7.00%	11/6/2025	$35,917	35,686	31,607
		GSP Holdings, LLC(3)(7)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.50% (0.25% PIK)	6.75%	11/6/2025	$1,134	1,097	590
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	753
		Kellstrom Commercial Aerospace, Inc.(3)(18)(19)(21)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.88%	7/1/2025	$5,331	5,234	4,755
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,608	33,067	30,583
		Novetta, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,513	6,457	6,499
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	952
		Salient CRGT, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$12,087	12,109	11,634
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,550
		WCI-HSG Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	2/24/2025	$1,075	1,047	1,048
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	2/24/2025	$17,600	17,416	17,424
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(13)	(91)
		Whitcraft LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,182	39,870	38,172
		WP CPP Holdings, LLC. (12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,632	9,936
							Aerospace & Defense Total	$190,641	$173,749	16.3%
	Automotive	CST Buyer Company(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(21)	—
		CST Buyer Company(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$34,166	33,764	34,166
		JHCC Holdings, LLC(2)(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	9/9/2025	$—	(33)	(188)
		JHCC Holdings, LLC(3)(7)(15)(19)(22)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.50%	7.10%	9/9/2025	$1,561	1,519	1,470
		JHCC Holdings, LLC(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$2,222	2,214	2,155
		JHCC Holdings, LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,379	29,027	28,497
							Automotive Total	$66,470	$66,100	6.2%
	Banking	Green Street Parent, LLC(2)(3)(5)(18)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(38)	(103)
		Green Street Parent, LLC(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.52%	8/27/2026	$14,335	14,096	13,725
							Banking Total	$14,058	$13,622	1.3%
	Beverage, Food & Tobacco	NPC International, Inc.(15)(27)(31)	First Lien Senior Secured Loan	P+ 4.50%	7.75%	4/19/2024	$4,937	4,957	4,694
		NPC International, Inc.(32)	First Lien Senior Secured Loan	L+ 15.50%	17.00%	1/21/2021	$412	410	412

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Beverage, Food & Tobacco Total	$5,367	$5,106	0.5%
	Capital Equipment	Dorner Manufacturing Corp.(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	3/15/2022	$—	(7)	—
		Dorner Manufacturing Corp.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$6,799	6,721	6,799
		East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	754
		Electronics For Imaging, Inc.(12)(18)(19)(29)	Second Lien Senior Secured Loan	L+ 9.00%	9.15%	7/23/2027	$13,070	12,327	10,717
		Engineered Controls International, LLC(12)(19)(21)(29)(32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$32,759	32,174	32,759
		EXC Holdings III Corp.(12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025	$8,240	8,251	8,274
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	4,251	10,398
		FFI Holdings I Corp(3)(19)(30)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	8.00%	1/24/2025	$1,494	1,437	1,494
		FFI Holdings I Corp(7)(12)(13)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025	$68,317	67,850	68,317
		FFI Holdings I Corp(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/24/2025	$—	(63)	—
		FFI Holdings I Corp(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	1/24/2025	$789	781	789
		Jonathan Acquisition Company(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,801	7,800
		Tidel Engineering, L.P.(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P.(7)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$37,835	37,835	37,835
		Velvet Acquisition B.V.(6)(18)(19)(21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,346	7,351
							Capital Equipment Total	$188,123	$193,287	18.1%
	Chemicals, Plastics & Rubber	AP Plastics Group, LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.00%	5.00%	8/2/2021	$2,833	2,833	2,833
		AP Plastics Group, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,671	19,856
		Niacet b.v.(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,437	3,690	4,128
		Plaskolite, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,253	2,218	2,250
		V Global Holdings LLC(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,813	47,593	47,593
		V Global Holdings LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/22/2025	$—	(197)	(197)
							Chemicals, Plastics & Rubber Total	$75,808	$76,463	7.2%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,166	1,162	947
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$12,333	12,290	10,021
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	145
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,319
		PP Ultimate Holdings B, LLC(14)(19)(25)	Equity Interest	—	—	—	1	1,352	1,675
		Profile Products LLC(3)(7)(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/20/2024	$831	779	783
		Profile Products LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$36,168	35,635	35,716
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,488
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	807
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,869	7,513

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		YLG Holdings, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.25%	7.25%	10/31/2025	$5,111	5,104	5,111
		YLG Holdings, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025	$—	(69)	—
		YLG Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/31/2025	$38,474	38,189	38,474
							Construction & Building Total	$105,567	$104,999	9.8%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/6/2024	$16,926	16,822	15,403
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	1,096
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	10/13/2025	$—	(57)	(89)
		TLC Purchaser, Inc.(2)(3)(5)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/13/2025	$—	(142)	(111)
		TLC Purchaser, Inc.(12)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,294	41,590	41,766
							Consumer Goods: Durable Total	$59,399	$58,065	5.4%
	Consumer Goods: Non-Durable	FineLine Technologies, Inc.(2)(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	11/4/2022	$—	(9)	(72)
		FineLine Technologies, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022	$31,066	30,974	30,212
		MND Holdings III Corp(12)(15)(29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,614	10,627	9,907
		RoC Opco LLC(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	2/25/2025	$—	(145)	—
		RoC Opco LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 7.75%	8.75%	2/25/2025	$40,487	39,737	40,487
		Solaray, LLC(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	9/11/2023	$14,425	14,425	14,136
		Solaray, LLC(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/9/2022	$7,424	7,395	7,424
		Solaray, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023	$42,170	42,170	41,326
		WU Holdco, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	3/26/2026	$5,588	5,536	5,588
		WU Holdco, Inc.(3)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	5.50%	3/26/2025	$902	857	902
		WU Holdco, Inc.(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$39,319	38,649	39,319
							Consumer Goods: Non-Durable Total	$190,216	$189,229	17.7%
	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.(6)(18)(19)(21)	Second Lien Senior Secured Loan	L+ 7.75%	7.90%	7/22/2027	$11,870	11,659	11,781
							Containers, Packaging, & Glass Total	$11,659	$11,781	1.1%
	Energy: Electricity	Infinite Electronics International Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	7/2/2025	$19,552	19,541	18,868
		Infinite Electronics International Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.00%	8.15%	7/2/2026	$2,480	2,438	2,381
							Energy: Electricity Total	$21,979	$21,249	2.0%
	Energy: Oil & Gas	Amspec Services, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/2/2024	$—	(42)	—
		Amspec Services, Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,653	43,261	43,653
		Amspec Services, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,826	2,786	2,826
							Energy: Oil & Gas Total	$46,005	$46,479	4.4%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
	FIRE: Finance	Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	12/23/2026	$—	(61)	(61)
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/23/2026	$10,138	9,987	9,936
		Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/23/2026	$—	(18)	(18)
		TA/Weg Holdings(3)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2025	$1,992	1,922	1,921
							FIRE: Finance Total	$11,830	$11,778	1.1%
	FIRE: Insurance	Ivy Finco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025	£7,217	8,992	9,704
		Ivy Finco Limited(6)(18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025	£7,077	8,827	9,502
		Margaux Acquisition Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	12/19/2024	$9,288	9,256	9,195
		Margaux Acquisition, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	$—	(50)	(29)
		Margaux Acquisition Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024	$28,625	28,196	28,339
		Margaux UK Finance Limited(3)(5)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	£—	(8)	—
		Margaux UK Finance Limited(6)(15)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024	£7,629	9,804	10,414
							FIRE: Insurance Total	$65,017	$67,125	6.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited(6)(15)(19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021	€9,300	10,894	10,289
							FIRE: Real Estate Total	$10,894	$10,289	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—	—	1,953	1,953	2,625
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/3/2025	$—	(64)	—
		CPS Group Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025	$55,347	54,925	55,347
		Datix Bidco Limited(2)(3)(5)(6)(18)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/28/2024	£—	(17)	(7)
		Datix Bidco Limited(6)(18)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026	£12,134	16,369	16,564
		Datix Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.62%	4/28/2025	AUD 4,212	3,215	3,224
		Golden State Buyer, Inc.(12)(16)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026	$15,077	14,952	14,992
		Great Expressions Dental Centers PC(3)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022	$661	655	454
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023	$7,802	7,789	6,437
		Island Medical Management Holdings, LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023	$8,627	8,570	7,764
		Medical Depot Holdings, Inc.(12)(15)(26)	First Lien Senior Secured Loan	L+ 5.50% (2% PIK)	8.50%	1/3/2023	$16,520	15,638	14,084
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€10,033	11,169	12,204
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	L+ 4.50%	4.73%	6/17/2027	$19,966	19,541	19,667
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.00%	6.00%	5/28/2026	€13,131	14,138	15,892
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/28/2026	€22,468	24,635	27,193
		TecoStar Holdings, Inc.(12)(15)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024	$9,472	9,315	9,306
		U.S. Anesthesia Partners, Inc.(12)(15)(19)(21)	Second Lien Senior Secured Loan	L+ 7.25%	7.49%	6/23/2025	$16,520	16,364	15,859
							Healthcare & Pharmaceuticals Total	$219,147	$221,605	20.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
	High Tech Industries	AMI US Holdings Inc.(3)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.65%	4/1/2024	$1,256	1,232	1,256
		AMI US Holdings Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025	$13,025	12,825	13,025
		Appriss Holdings, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/30/2025	$—	(46)	(47)
		Appriss Holdings, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.50%	5/29/2026	$48,386	47,879	47,902
		Appriss Holdings, Inc.(7)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.25%	5/29/2026	$4,988	4,843	4,988
		CB Nike IntermediateCo Ltd(3)(5)(6)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025	$—	(71)	—
		CB Nike IntermediateCo Ltd(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$35,068	34,485	35,068
		CMI Marketing Inc(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	5/24/2023	$—	(10)	—
		CMI Marketing Inc(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024	$15,101	15,008	15,101
		Drilling Info Holdings, Inc(12)(18)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/30/2025	$22,380	22,317	21,728
		Element Buyer, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	7/18/2025	$11,192	11,216	11,192
		Element Buyer, Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	7/19/2024	$283	244	283
		Element Buyer, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025	$37,390	37,660	37,390
		Everest Bidco(6)(15)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216	13,142	13,946
		MRI Software LLC(7)(15)(28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026	$25,454	25,359	25,390
		MRI Software LLC(2)(3)(5)(15)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	2/10/2026	$—	(7)	(2)
		MRI Software LLC(2)(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026	$—	44	(45)
		nThrive, Inc.(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023	$8,000	7,988	8,000
		Utimaco, Inc.(6)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.91%	8/9/2027	$14,849	14,535	14,849
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—	28	2,833	3,065
		Ventiv Holdco, Inc.(3)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.68%	9/3/2025	$426	382	417
		Ventiv Holdco, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025	$24,056	23,760	23,996
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK 56,999	9,198	9,364
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK 74,020	9,230	8,620
							High Tech Industries Total	$294,046	$295,486	27.7%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	7.65%	2/1/2027	$20,193	19,707	18,174
		Captain D’s LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	12/15/2023	$1,382	1,373	1,382
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	$12,559	12,489	12,559
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 9.00%	10.00%	3/21/2025	$18,829	18,820	17,778
							Hotel, Gaming & Leisure Total	$52,389	$49,893	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50% PIK	7.50%	12/20/2024	$4,613	4,610	3,944
		Ansira Holdings, Inc.(3)(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	7.77%	12/20/2024	$5,383	5,383	5,383

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024	$37,208	37,150	31,813
							Media: Advertising, Printing & Publishing Total	$47,143	$41,140	3.9%
	Media: Broadcasting & Subscription	Vital Holdco Limited(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	5/29/2026	$35,357	34,654	35,357
		Vital Holdco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.75%	4.75%	5/29/2026	€7,917	8,645	9,679
							Media: Broadcasting & Subscription Total	$43,299	$45,036	4.2%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.50%	4/30/2026	CAD 56	40	44
		9 Story Media Group Inc.(6)(15)(19)(21)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.50%	4/30/2026	CAD 7,310	5,363	5,725
		9 Story Media Group Inc.(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	4/30/2026	€3,938	4,507	4,814
		Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	6/15/2022	$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022	$15,095	15,151	14,416
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022	$9,788	9,825	9,347
		International Entertainment Investments Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.82%	5/31/2023	£8,686	10,657	11,857
							Media: Diversified & Production Total	$47,810	$48,470	4.5%
	Retail	Batteries Plus Holding Corporation(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/6/2022	$—	—	—
		Batteries Plus Holding Corporation(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022	$28,672	28,672	28,672
		Thrasio, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	12/18/2026	$—	(313)	(313)
		Thrasio, LLC(15)(19)(21)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026	$10,965	10,691	10,691
							Retail Total	$39,050	$39,050	3.7%
	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.40%	7/10/2025	$3,855	3,848	2,660
		AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/10/2025	$15,930	15,904	10,992
		Comet Bidco Limited(6)(18)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024	£7,362	9,523	8,911
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—	2	2,448	1,605
		Hightower Holding, LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025	$40,850	40,708	40,850
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026	$—	(117)	—
		Refine Intermediate, Inc.(15)(19)(21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027	$21,894	21,396	21,894
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€15,715	17,453	19,212
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€16,697	18,244	20,412
		TEI Holdings Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 7.25%	8.25%	12/23/2025	$3,471	3,426	3,200
		TEI Holdings Inc.(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026	$48,749	48,204	45,824
							Services: Business Total	$181,037	$175,560	16.3%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—	1	798	798

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		MZR Buyer, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.75%	7.75%	12/21/2026	$5,210	5,106	5,105
		MZR Buyer, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026	$40,634	39,828	39,822
		Pearl Intermediate Parent LLC(18)(29)	Second Lien Senior Secured Loan	L+ 6.25%	6.40%	2/13/2026	$2,571	2,584	2,558
		Surrey Bidco Limited(6)(17)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026	£5,000	6,163	6,501
		Trafalgar Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.02%	9/11/2024	£6,011	7,763	8,206
		Zeppelin BidCo Pty Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.23%	6/28/2024	AUD 20,621	14,099	15,707
							Services: Consumer Total	$76,341	$78,697	7.4%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc.(18)(29)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	4/30/2026	$6,386	6,360	6,373
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023	$116	113	114
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023	$919	914	903
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023	$13,538	13,431	13,302
		Masergy Holdings, Inc.(15)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024	$857	862	851
							Telecommunications Total	$21,680	$21,543	2.0%
	Transportation: Cargo	A&R Logistics, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/5/2025	$—	(90)	(46)
		A&R Logistics, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$43,534	42,827	43,207
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$2,448	2,408	2,430
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$6,035	5,961	5,989
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025	$2,743	2,717	2,743
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	—	445	522
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	9	9	16
		ENC Holding Corporation(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.25%	5/30/2025	$10,173	10,163	10,072
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—	1,011	1,011	805
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—	7	714	754
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—	122	—	—
		Grammer Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	9/30/2024	$—	6	—
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	9/30/2024	$9,277	9,128	9,277
		Omni Logistics, LLC(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,427	13,426
		PS HoldCo, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025	$22,295	22,286	21,849
							Transportation: Cargo Total	$111,012	$111,044	10.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—	3,090	3,090	1,969
		Toro Private Investments II, L.P.(6)(12)(18)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.25%	5/29/2026	$6,715	4,484	4,605
							Transportation: Consumer Total	$7,574	$6,574	0.6%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—	2	1,833	1,618
		Abracon Group Holding, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(25)	(50)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Abracon Group Holding, LLC(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/18/2024	$35,639	35,511	35,015
		Aramsco, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(36)	(51)
		Aramsco, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.40%	8/28/2024	$24,042	23,729	23,681
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,126
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,844	9,794	9,450
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,514	6,430	6,253
							Wholesale Total	$78,248	$78,042	7.3%
							Non-Controlled/ Non-Affiliate Investments Total	$2,281,809	$2,261,461	211.7%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	15,918
							Beverage, Food & Tobacco Total	$6,720	$15,918	1.5%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36	10,104	10,239
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,089	12,089	12,089
							Energy: Oil & Gas	$22,193	$22,328	2.1%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(21)	First Lien Senior Secured Loan	L+ 1.00%	1.25%	10/2/2023	$4,404	4,404	4,404
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$3,100	3,100	2,588
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$1,572	1,572	1,313
		Direct Travel, Inc.(7)(10)(15)(19)(21)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.27% PIK)	9.50%	10/2/2023	$52,948	52,948	44,212
		Direct Travel, Inc.(3)(10)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$1,950	1,950	1,950
		Direct Travel, Inc.(10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer	$64,176	$54,669	5.1%
							Non-Controlled/Affiliate Investments Total	$93,089	$92,915	8.7%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC(10)(11)(19)(25)	Preferred Equity	—	16.00%	—	10,828	10,824	10,828
		Air Comm Corporation LLC(10)(11)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025	$27,023	26,362	26,484
		BCC Jetstream Holdings Aviation (Off I), LLC(3)(6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	11,863	11,863	11,703
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)(25)	Equity Interest	—	—	—	1,116	1,116	629
		BCC Jetstream Holdings Aviation (On II), LLC(3)(10)(11)(19)(20)(26)	First Lien Senior Secured Loan	—	10.00% PIK	6/2/2022	$6,712	6,712	6,712
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	84	83,656	66,448
							Aerospace & Defense Total	$140,533	$122,804	11.5%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(19)(25)	Equity Interest	—	—	—	7,308	7,308	7,308
								$7,308	$7,308	0.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Controlled Affiliate Investments Total	$147,841	$130,112	12.2%
							Investments Total	$2,522,739	$2,484,488	232.6%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	0.03%	—	$1,846	1,846	1,846
	Cash Equivalents	Goldman Sachs US Treasury Liquid Reserves Fund(30)	Cash Equivalents	—	0.01%	—	$53,106	53,106	53,106
							Cash Equivalents Total	$54,952	$54,952	5.2%
							Investments and Cash Equivalents Total	$2,577,691	$2,539,440	237.8%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$(18)
US DOLLARS 088	CANADIAN DOLLAR 122	Bank of New York Mellon	4/15/2021	(7)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	(17)
POUND STERLING 6,460	US DOLLARS 8,406	Bank of New York Mellon	9/10/2021	(440)
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(776)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(400)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(359)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(990)
US DOLLARS 31,103	EURO 27,540	Goldman Sachs	3/9/2021	(2,644)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	(6,395)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(1,630)
US DOLLARS 19,442	POUND STERLING 14,522	Goldman Sachs	6/7/2021	434
US DOLLARS 97,874	POUND STERLING 77,470	Goldman Sachs	6/7/2021	(8,159)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(642)
US DOLLARS 2,794	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(121)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(450)
				$(22,614)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company’s net assets of $1,068,004 as of December 31, 2020.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, non-qualifying assets totaled 17.6% of the Company’s total assets.
(7) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution LLC. See Note 6 “Debt”.
(8) Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9) The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. Share amounts of equity investments are presented in thousands. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10) As defined in the 1940 Act, the portfolio company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11) As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12) Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13) $85 of the total par amount for this security is at P+ 4.75%.
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
(22) $751 of the total par amount for this security is at P+ 4.50%.
(23) $992 of the total par amount for this security is at L+ 5.75%.
(24) $1,621 of the total par amount for this security is at P+ 4.50%.
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $157,618 or 14.76% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC—Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC—Equity Interest	6/1/2017
CB Titan Holdings, Inc.—Preferred Equity	11/14/2017
Abracon Group Holding, LLC.—Equity Interest	7/18/2018
Armor Group, LP—Equity Interest	8/28/2018
Grammer Investment Holdings LLC—Warrants	10/1/2018
Grammer Investment Holdings LLC—Equity Interest	10/1/2018
Grammer Investment Holdings LLC—Preferred Equity	10/1/2018
ADT Pizza, LLC—Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC—Equity Interest	12/20/2018
FCG Acquisitions, Inc.—Preferred Equity	1/24/2019
WCI-HSG HOLDCO, LLC—Preferred Equity	2/22/2019
Toro Private Investments II, L.P.—Equity Interest	3/19/2019
ARL Holdings, LLC.—Equity Interest	5/3/2019
ARL Holdings, LLC.—Equity Interest	5/3/2019
ACC Holdco, LLC.—Equity Interest	6/28/2019
Kellstrom Aerospace Group, Inc—Equity Interest	7/1/2019
East BCC Coinvest II,LLC—Equity Interest	7/23/2019
Gale Aviation (Offshore) Co—Equity Interest	8/2/2019
Ventiv Topco, Inc.—Equity Interest	9/3/2019
TLC Holdco LP—Equity Interest	10/11/2019
Elk Parent Holdings, LP—Equity Interest	11/1/2019
Elk Parent Holdings, LP—Preferred Equity	11/1/2019
Precision Ultimate Holdings, LLC—Equity Interest	11/6/2019
Elevator Holdco Inc.—Equity Interest	12/23/2019
Blackbrush Oil & Gas, L.P.—Equity Interest	9/3/2020
Blackbrush Oil & Gas, L.P.—Preferred Equity	9/3/2020
Direct Travel, Inc.—Equity Interest	10/2/2020
Lightning Holdings—Equity Interest	11/5/2020
MZR Aggregator—Equity Interest	12/22/2020
(26) Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27) Asset has been placed on non-accrual.
(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 “Debt”.
(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30) Cash equivalents include $27,026 of restricted cash.
(31) Loan includes interest rate floor of 2.00%.
(32) Loan includes interest rate floor of 1.50%.
(33) $2 of the total par amount for this security is at P+ 5.50%.
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Schedule of Investments
As of December 31, 2019
(In thousands)
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/ Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.25%	10.19%	10/9/2026	$6,540	6,480	6,278
		Forming & Machining Industries Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	10/9/2025	$16,778	16,648	16,275
		GSP Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.39%	11/6/2025	$36,268	35,917	35,542
		GSP Holdings, LLC (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	7.29%	11/6/2025	$227	182	136
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	—	—	—	1	1,963	1,911
		Kellstrom Commercial Aerospace, Inc. (2) (3) (5) (18) (19)	First Lien Senior Secured Loan— Delayed Draw	—	—	7/1/2025	$—	(35)	(77)
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (26)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	8.35%	7/1/2025	$5,758	5,639	5,630
		Kellstrom Commercial Aerospace, Inc. (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	7/1/2025	$33,949	33,304	33,270
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	10/17/2022	$6,581	6,497	6,484
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	—	—	—	1,417	1,417	1,417
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.29%	2/28/2022	$12,723	12,770	12,087
		TCFI Aevex LLC (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 6.25%	8.20%	5/13/2025	$2,627	2,571	2,627
		TCFI Aevex LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.24%	5/13/2025	$38,515	37,854	38,515
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred equity	—	—	—	675	675	968
		WCI-HSG Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 4.25%	6.04%	2/24/2025	$403	369	396
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	2/24/2025	$17,779	17,551	17,735
		WP CPP Holdings, LLC. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.75%	9.68%	4/30/2026	$11,724	11,620	11,584
							Aerospace & Defense Total	$191,422	$190,778	18.7%
	Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(31)	—
		CST Buyer Company (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	10/3/2025	$36,890	36,286	36,890
		JHCC Holdings, LLC (2) (3) (5) (18) (19) (28)	First Lien Senior Secured Loan— Delayed Draw	—	—	9/9/2025	$—	(40)	(43)
		JHCC Holdings, LLC (3) (18) (19)	First Lien Senior Secured Loan— Revolver	P+ 4.50%	10.00%	9/9/2025	$1,013	972	999
		JHCC Holdings, LLC (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.21%	9/9/2025	$29,676	29,335	29,528
							Automotive Total	$66,522	$67,374	6.6%
	Banking	Green Street Parent, LLC (2) (3) (5) (18) (19)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(46)	(48)
		Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/27/2026	$14,480	14,201	14,190
		Transaction Network Services, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.93%	8/15/2022	$11,630	11,501	11,324

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
							Banking Total	$25,656	$25,466	2.5%
	Beverage, Food & Tobacco	Hearthside Food Solutions, LLC	Corporate Bond	—	8.50%	6/1/2026	$10,000	9,814	9,382
		NPC International, Inc. (12) (15) (21) (33)	Second Lien Senior Secured Loan	L+ 7.50%	9.43%	4/18/2025	$9,159	9,190	1,101
		NPC International, Inc. (15) (33)	First Lien Senior Secured Loan	L+ 3.50%	5.42%	4/19/2024	$4,937	4,963	2,328
							Beverage, Food & Tobacco Total	$23,967	$12,811	1.3%
	Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	3/15/2022	$—	(12)	—
		Dorner Manufacturing Corp. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.71%	3/15/2023	$7,890	7,766	7,890
		East BCC Coinvest II,LLC (14) (19) (25)	Equity Interest	—	—	—	1,419	1,419	1,419
		Electronics For Imaging, Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	7/23/2027	$13,070	12,253	12,220
		Engineered Controls International, LLC (12) (19) (21) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.70%	11/5/2024	$33,599	32,861	32,843
		EXC Holdings III Corp. (12) (15) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.59%	12/1/2025	$8,240	8,252	7,993
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred equity	—	—	—	4	4,251	7,263
		FFI Holdings I Corp (3) (5) (15) (19) (28)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/24/2025	$—	(9)	3
		FFI Holdings I Corp (3) (15) (19) (30)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	7.95%	1/24/2025	$3,438	3,368	3,465
		FFI Holdings I Corp (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.60%	1/24/2025	$68,421	67,842	68,763
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	3/1/2024	$38,302	38,302	38,302
		Velvet Acquisition B.V. (6) (18) (19) (21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,325	6,752
							Capital Equipment Total	$183,618	$186,913	18.4%
	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	8/2/2021	$—	—	—
		AP Plastics Group, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.94%	8/1/2022	$19,856	19,566	19,756
		Niacet b.v. (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,684	3,949	4,126
		Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.04%	12/15/2025	$8,933	8,773	8,564
							Chemicals, Plastics & Rubber Total	$32,288	$32,446	3.2%
	Construction & Building	Chase Industries, Inc. (15) (19) (29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.00%	5.94%	5/12/2025	$1,115	1,115	1,111
		Chase Industries, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.00% (1.5% PIK)	7.44%	5/12/2025	$11,812	11,762	11,753
		Crown Subsea (12) (18) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.69%	11/3/2025	$9,696	9,566	9,675
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	—	—	—	1	12	12
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	—	—	—	120	1,202	1,202
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	—	—	—	1	1,352	1,613
		Profile Products LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	12/20/2024	$—	(64)	(10)
		Profile Products LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	12/20/2024	$35,003	34,367	34,915
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,051	2,235	2,303
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€665	755	747

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,226	6,710	6,992
		YLG Holdings, Inc. (2) (3) (15) (19) (28)	First Lien Senior Secured Loan— Delayed Draw	—	—	10/31/2025	€—	—	(51)
		YLG Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	—	10/31/2025	€—	(83)	(171)
		YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	10/31/2025	€38,862	38,484	38,085
							Construction & Building Total	$107,413	$108,176	10.6%
	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.94%	6/6/2024	$17,100	16,968	16,672
		TLC Holdco LP (14) (19) (25)	Equity Interest	—	—	—	1,188	1,186	1,188
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan— Delayed Draw	—	—	10/13/2025	$—	(69)	(71)
		TLC Purchaser, Inc. (3) (19)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	9.50%	10/13/2025	$3,916	3,745	3,738
		TLC Purchaser, Inc. (12) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.49%	10/13/2025	$42,721	41,882	41,867
							Consumer Goods: Durable Total	$63,712	$63,394	6.2%
	Consumer Goods: Non-Durable	FineLine Technologies, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	P+ 3.25%	8.00%	11/4/2022	$1,966	1,944	1,952
		FineLine Technologies, Inc. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	11/4/2022	$31,384	31,217	31,228
		Kronos Acquisition Holdings Inc. (18) (19) (21)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	5/15/2023	$2,647	2,605	2,627
		MND Holdings III Corp (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 3.50%	5.44%	6/19/2024	$11,642	11,667	10,944
		RoC Opco LLC (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	2/25/2025	$—	(176)	—
		RoC Opco LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 7.25%	9.19%	2/25/2025	$40,793	39,888	40,793
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.85%	9/11/2023	$14,573	14,573	14,501
		Solaray, LLC (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	6.40%	9/9/2022	$11,674	11,629	11,674
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.82%	9/11/2023	$42,610	42,610	42,397
		WU Holdco, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	7.44%	3/26/2026	$832	778	832
		WU Holdco, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan— Revolver	—	—	3/26/2025	$—	(56)	—
		WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	3/26/2026	$39,705	38,923	39,705
							Consumer Goods: Non-Durable Total	$195,602	$196,653	19.3%
	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19) (21)	Second Lien Senior Secured Loan	L+ 7.75%	9.55%	7/22/2027	$11,870	11,637	11,633
							Containers, Packaging, & Glass Total	$11,637	$11,633	1.1%
	Energy: Electricity	Infinite Electronics International Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	7/2/2025	$19,752	19,739	19,654
		Infinite Electronics International Inc. (18) (19) (21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	7/2/2026	$2,480	2,433	2,480
							Energy: Electricity Total	$22,172	$22,134	2.2%
	Energy: Oil & Gas	Amspec Services, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	P+ 3.75%	9.00%	7/2/2024	$2,125	2,071	2,125

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	8.19%	7/2/2024	$44,100	43,605	44,100
		Blackbrush Oil & Gas, L.P. (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 8.00%	9.89%	2/9/2024	$32,075	31,588	1,754
							Energy: Oil & Gas Total	$77,264	$77,979	7.7%
	Environmental Industries	Adler & Allan Group Limited (6) (17) (19) (21) (22)	First Lien Last Out	GBP LIBOR+ 8.25% (2% PIK)	11.04%	9/30/2022	£13,279	16,814	17,612
							Environmental Industries Total	$16,814	$17,612	1.7%
	FIRE: Insurance	Ivy Finco Limited (6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025	£7,217	8,950	9,381
		Ivy Finco Limited (3) (6)(18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	5/19/2025	£2,691	3,194	3,382
		Margaux Acquisition Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	8.10%	12/19/2024	$2,186	2,020	2,186
		Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	$—	(48)	—
		Margaux Acquisition Inc. (7) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.60%	12/19/2024	$28,916	28,392	28,916
		Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	£—	(10)	—
		Margaux UK Finance Limited (6) (7) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,706	9,869	10,221
							FIRE: Insurance Total	$52,367	$54,086	5.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 7.50%	8.50%	8/9/2021	€9,300	10,786	10,443
							FIRE: Real Estate Total	$10,786	$10,443	1.0%
	Forest Products & Paper	Solenis International LLC (18) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.41%	6/26/2026	$10,601	10,301	9,700
							Forest Products & Paper Total	$10,301	$9,700	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred equity	—	—	—	1,953	1,953	3,378
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021	$23,118	22,747	23,118
		Clarkson Eyecare, LLC (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.25%	8.05%	4/2/2021	$15,284	15,031	15,284
		Clinical Innovations, LLC (3) (15) (19) (22)	First Lien Last Out—Revolver	L+ 5.50%	7.21%	10/17/2022	$772	757	772
		Clinical Innovations, LLC (12) (15) (19) (22) (29)	First Lien Last Out	L+ 5.50%	7.30%	10/17/2023	$10,916	10,744	10,916
		Clinical Innovations (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	10/17/2023	$511	500	511
		CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	3/3/2025	$—	(64)	—
		CPS Group Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.19%	3/3/2025	$55,905	55,390	55,905
		Datix Bidco Limited (3) (5) (6) (18) (19)	First Lien Senior Secured Loan— Revolver	—	—	10/28/2024	£—	(21)	—
		Datix Bidco Limited (6) (18) (19) (21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	8.63%	4/27/2026	£12,134	16,314	16,093
		Datix Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSW+ 4.50%	5.50%	4/28/2025	AUD4,212	3,205	2,958
		Golden State Buyer, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	6/22/2026	$15,230	15,084	14,887
		Great Expressions Dental Centers PC (3) (15) (19) (34)	First Lien Senior Secured Loan— Revolver	L+ 4.75% (0.5% PIK)	7.22%	9/28/2022	$1,017	1,009	789
		Great Expressions Dental Centers PC (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.17%	9/28/2023	$7,609	7,540	6,125
		Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.30%	9/1/2022	$9,160	9,071	8,428
		Medical Depot Holdings, Inc. (12) (15) (21)	First Lien Senior Secured Loan	L+ 7.50%	9.44%	1/3/2023	$16,189	14,935	12,293
		Mendel Bidco, Inc. (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€10,033	11,134	10,985
		Mendel Bidco, Inc. (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.45%	6/17/2027	$19,966	19,492	19,467

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Mertus 522. GmbH (3) (6) (18) (19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 5.75%	5.75%	5/28/2026	€875	602	946
		Mertus 522. GmbH (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	5/28/2026	€22,468	24,540	25,167
		TecoStar Holdings, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 8.50%	10.24%	11/1/2024	$9,472	9,282	9,472
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	6/23/2025	$16,520	16,334	16,520
							Healthcare & Pharmaceuticals Total	$255,579	$254,014	24.9%
	High Tech Industries	AMI US Holdings Inc. (3)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	7.25%	4/1/2024	$767	737	767
		AMI US Holdings Inc. (6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	7.19%	4/1/2025	$13,157	12,916	13,157
		Appriss Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/30/2025	$—	(61)	—
		Appriss Holdings, Inc. (7)(18)(19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	5/29/2026	$48,876	48,272	48,876
		CB Nike IntermediateCo Ltd (3)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.93%	10/31/2025	$1,550	1,464	1,461
		CB Nike IntermediateCo Ltd (6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	10/31/2025	$35,422	34,729	34,714
		CMI Marketing Inc (3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/24/2023	$—	(14)	—
		CMI Marketing Inc (12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	5/24/2024	$15,256	15,136	15,256
		Drilling Info Holdings, Inc (12)(18)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	6.05%	7/30/2025	$22,609	22,532	22,496
		Element Buyer, Inc. (3)(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	7.05%	7/18/2025	$3,366	3,466	3,366
		Element Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	7.05%	7/19/2024	$1,417	1,368	1,417
		Element Buyer, Inc. (7)(15)(19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	7/18/2025	$37,772	38,104	37,772
		Elo Touch Solutions, Inc. (18)(29)	First Lien Senior Secured Loan	L+ 6.50%	8.24%	12/15/2025	$3,261	3,168	3,244
		Everest Bidco (6)(15)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,216	13,098	13,076
		MeridianLink, Inc. (15)(29)	First Lien Senior Secured Loan	L+ 4.00%	5.80%	5/30/2025	$1,825	1,804	1,798
		Netsmart Technologies, Inc. (15)(19)(21)	Second Lien Senior Secured Loan	L+ 7.50%	9.30%	10/19/2023	$2,749	2,749	2,735
		nThrive, Inc. (15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.75%	11.55%	4/20/2023	$8,000	7,986	7,080
		Park Place Technologies (15)(21)	Second Lien Senior Secured Loan	L+ 8.00%	9.80%	3/30/2026	$6,733	6,688	6,682
		Symplr Software, Inc. (3)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	7.95%	11/30/2023	$4,499	4,445	4,499
		Symplr Software, Inc. (7)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.94%	11/28/2025	$61,060	60,211	61,060
		Utimaco, Inc. (6)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.50%	6.42%	8/9/2027	$14,849	14,490	14,775
		Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—	28	2,833	2,886
		Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	—	9/3/2025	$—	(49)	(17)
		Ventiv Holdco, Inc. (7)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	7.44%	9/3/2025	$24,299	23,948	24,178
		VPARK BIDCO AB (6)(19)(21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK56,999	9,160	8,566
		VPARK BIDCO AB (6)(16)(19)(21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.86%	3/10/2025	NOK74,020	9,197	8,430
		Zywave, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.80%	11/17/2022	$428	419	429
		Zywave, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	11/17/2022	$17,370	17,290	17,370
							High Tech Industries Total	$356,086	$356,073	35.0%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (21) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.19%	2/1/2027	$20,193	19,649	19,688
		Captain D’s LLC (3) (15) (19) (35)	First Lien Senior Secured Loan— Revolver	P+ 3.50%	7.45%	12/15/2023	$1,285	1,273	1,266
		Captain D’s LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.44%	12/15/2023	$13,037	12,940	12,907
		Quidditch Acquisition, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.80%	3/21/2025	$19,023	19,004	19,213
							Hotel, Gaming & Leisure Total	$52,866	$53,074	5.2%
	Media: Advertising, Printing & Publishing	A-L Parent LLC (12) (15) (21)	Second Lien Senior Secured Loan	L+ 7.25%	9.05%	12/2/2024	$4,050	4,020	3,594
		Ansira Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	7.51%	12/20/2022	$2,936	2,926	2,458
		Ansira Holdings, Inc. (15) (19) (24)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	7.22%	12/20/2022	$7,084	7,084	7,084
		Ansira Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.55%	12/20/2022	$35,877	35,791	32,020
		Cruz Bay Publishing, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	P+ 5.00%	9.75%	2/28/2020	$876	865	876
		Cruz Bay Publishing (3) (15) (19)	First Lien Senior Secured Loan— Revolver	P+ 3.00%	7.75%	2/28/2020	$2,298	2,298	2,298
		Cruz Bay Publishing, Inc. (7) (15) (19) (27)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	2/28/2020	$4,824	4,824	4,824
		Cruz Bay Publishing, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.46%	2/28/2020	$1,611	1,611	1,611
							Media: Advertising, Printing & Publishing Total	$59,419	$54,765	5.4%
	Media: Broadcasting & Subscription	Vital Holdco Limited (6) (12) (15) (19) (21) (29)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	5/29/2026	$35,357	34,552	35,357
		Vital Holdco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026	€7,917	8,613	8,890
							Media: Broadcasting & Subscription Total	$43,165	$44,247	4.3%
	Media: Diversified & Production	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	6/15/2022	$—	—	—
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022	$15,095	15,185	15,095
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.69%	6/15/2022	$9,788	9,847	9,788
		International Entertainment Investments Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.00%	4.86%	5/31/2023	£8,686	10,638	11,520
							Media: Diversified & Production Total	$35,670	$36,403	3.6%
	Retail	Batteries Plus Holding Corporation (3) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	7/6/2022	$—	—	—
		Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	8.55%	7/6/2022	$28,827	28,827	28,827
		Calceus Acquisition, Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.50%	7.30%	2/12/2025	$5,997	5,947	6,000
							Retail Total	$34,774	$34,827	3.4%
	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	6.19%	6/16/2025	$3,894	3,886	3,806
		AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	6.19%	6/16/2025	$16,093	16,062	15,731
		Comet Bidco Limited (6) (18) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/30/2024	£7,362	9,488	9,605

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	—	—	—	2	2,448	2,448
		Hightower Holding, LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/31/2025	$—	(15)	(17)
		Hightower Holding, LLC (12) (15) (19) (21) (29) (31)	First Lien Senior Secured Loan	L+ 5.00%	6.80%	1/31/2025	$34,589	34,432	34,503
		SumUp Holdings Luxembourg S.à.r.l. (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€15,957	17,658	17,873
		SumUp Holdings Luxembourg S.à.r.l. (3) (6) (15) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024	€7,480	7,823	8,351
		TEI Holdings Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	7.83%	12/23/2025	$1,509	1,464	1,464
		TEI Holdings Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.93%	12/23/2026	$49,050	48,340	48,559
		Valet Waste Holdings, Inc (12) (18) (21) (29)	First Lien Senior Secured Loan	L+ 3.75%	5.55%	9/29/2025	$23,747	23,700	23,539
							Services: Business Total	$165,286	$165,862	16.3%
	Services: Consumer	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	8.05%	2/13/2026	$2,571	2,587	2,545
		Surrey Bidco Limited (6) (17) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.78%	5/11/2026	£5,000	6,138	6,466
		Trafalgar Bidco Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.70%	9/11/2024	£6,011	7,727	7,733
		Zeppelin BidCo Pty Limited (6) (18) (19) (21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.90%	6/28/2024	AUD20,621	14,006	14,050
							Services: Consumer Total	$30,458	$30,794	3.0%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	6.30%	4/30/2026	$6,451	6,420	6,448
		Horizon Telcom, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.75%	6.46%	6/15/2023	$481	465	464
		Horizon Telcom, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	6/15/2023	$—	(2)	(1)
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.44%	6/15/2023	$13,730	13,577	13,592
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	9.46%	12/16/2024	$857	863	840
							Telecommunications Total	$21,323	$21,343	2.1%
	Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	7.85%	5/5/2025	$1,053	940	1,053
		A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$43,976	43,130	43,976
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.85%	5/5/2025	$2,473	2,424	2,473
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.66%	5/5/2025	$6,096	6,004	6,096
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	—	—	—	—	445	448
		ARL Holdings, LLC. (14) (19) (25)	Equity Interest	—	—	—	9	9	8
		ENC Holding Corporation (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.00%	5.94%	5/30/2025	$10,272	10,259	10,041
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	—	—	—	1,011	1,011	1,021
		Grammer Investment Holdings LLC (19) (25)	Preferred Equity	10% PIK	10.00%	—	6	646	679
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	—	—	—	122	—	122
		Grammer Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	6.30%	9/30/2024	$52	56	42
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	6.31%	9/30/2024	$10,206	10,043	10,104
		Omni Logistics, LLC (15) (19)	Subordinated Debt	L+ 11.50%	13.30%	1/19/2024	$15,000	14,752	15,000
		PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	6.55%	3/13/2025	$23,277	23,265	22,084
		Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	—	—	—	3,090	3,090	3,090

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
							Transportation: Cargo Total	$116,074	$116,237	11.4%
	Transportation: Consumer	Direct Travel, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50%	8.44%	12/1/2021	$1,471	1,382	1,471
		Direct Travel, Inc. (7) (15) (19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50%	8.45%	12/1/2021	$2,920	2,920	2,920
		Direct Travel, Inc. (3) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	12/1/2021	$—	—	—
		Direct Travel, Inc. (7) (15) (19) (23)	First Lien Senior Secured Loan	L+ 6.50%	8.40%	12/1/2021	$49,667	49,667	49,667
		Toro Private Holdings III, Ltd (6) (12) (18) (29)	Second Lien Senior Secured Loan	L+ 9.00%	10.94%	5/28/2027	$8,998	8,504	7,604
							Transportation: Consumer Total	$62,473	$61,662	6.1%
	Utilities: Electric	CSVC Acquisition Corp	Corporate Bond	—	7.75%	6/15/2025	$13,478	12,598	8,126
							Utilities: Electric Total	$12,598	$8,126	0.8%
	Wholesale	Abracon Group Holding, LLC. (14) (19) (25)	Equity Interest	—	—	—	2	1,833	1,294
		Abracon Group Holding, LLC. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(32)	(28)
		Abracon Group Holding, LLC. (7) (13) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	7.70%	7/18/2024	$36,094	35,929	35,733
		Aramsco, Inc. (3) (18) (19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	7.05%	8/28/2024	$621	579	553
		Aramsco, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 5.25%	7.05%	8/28/2024	$24,288	23,902	23,802
		Armor Group, LP (14) (19) (25)	Equity Interest	—	—	—	10	1,012	1,085
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$9,948	9,867	9,500
		PetroChoice Holdings, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.93%	8/19/2022	$6,582	6,452	6,286
							Wholesale Total	$79,542	$78,225	7.7%
							Non-Controlled/ Non-Affiliate Investments Total	$2,416,854	$2,403,250	236.0%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	—	—	—	6,720	6,720	6,720
							Beverage, Food & Tobacco Total	$6,720	$6,720	0.6%
							Non-Controlled/Affiliate Investments Total	$6,720	$6,720	0.6%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred equity	—	16.00%	—	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (18) (19) (21) (29)	First Lien Senior Secured Loan	L+ 6.50%	8.44%	6/30/2025	$27,298	26,516	27,161
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	—	—	—	11,863	11,863	13,091
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	—	—	—	1,116	1,116	1,869
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	—	10.00%	6/2/2022	$6,363	6,363	6,363

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	—	—	—	57	57,007	57,773
							Aerospace & Defense Total	$113,689	$117,085	11.5%
							Controlled Affiliate Investments Total	$113,689	$117,085	11.5%
							Investments Total	$2,537,263	$2,527,055	248.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (36)	Cash Equivalents	—	1.64%	—	$66,965	66,965	66,965
							Cash Equivalents Total	$66,965	$66,965	6.6%
							Investments and Cash Equivalents Total	$2,604,228	$2,594,020	254.7%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 8,720	POUND STERLING 6,400	Bank of New York Mellon	9/21/2020	$288
POUND STERLING 6,220	US DOLLARS 8,192	Bank of New York Mellon	9/21/2020	—
US DOLLARS 12,177	EURO 10,370	Bank of New York Mellon	1/10/2020	552
EURO 3,270	US DOLLARS 2,930	Bank of New York Mellon	1/10/2020	—
US DOLLARS 11,874	EURO 10,300	Bank of New York Mellon	6/15/2020	194
US DOLLARS 412	POUND STERLING 310	Citibank	9/23/2020	(1)
US DOLLARS 25,257	POUND STERLING 19,410	Goldman Sachs	1/10/2020	(465)
US DOLLARS 68,701	POUND STERLING 53,430	Goldman Sachs	6/15/2020	(2,399)
US DOLLARS 83,784	EURO 72,370	Goldman Sachs	6/15/2020	1,716
US DOLLARS 16,897	AUSTRALIAN DOLLARS 24,180	Goldman Sachs	6/15/2020	(167)
US DOLLARS 8,885	DANISH KRONE 57,000	Goldman Sachs	6/15/2020	225
US DOLLARS 8,257	NORWEGIAN KRONE 74,020	Goldman Sachs	3/20/2020	(161)
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
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $123,733 or 12.15% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:
Investment	Acquisition Date
BCC Jetstream Holdings Aviation (On II), LLC—Equity Interest	6/1/2017
BCC Jetstream Holdings Aviation (Off I), LLC—Equity Interest	6/1/2017
CB Titan Holdings, Inc.—Preferred Equity	11/14/2017
Impala Private Investments, LLC—Equity Interest	11/10/2017
Abracon Group Holding, LLC.—Equity Interest	7/18/2018
Armor Group, LP—Equity Interest	8/28/2018
Grammer Investment Holdings LLC—Warrants	10/1/2018
Grammer Investment Holdings LLC—Equity Interest	10/1/2018
Grammer Investment Holdings LLC—Preferred Equity	10/1/2018
ADT Pizza, LLC—Equity Interest	10/29/2018
PP Ultimate Holdings B, LLC—Equity Interest	12/20/2018
FCG Acquisitions, Inc.—Preferred equity	1/24/2019
WCI-HSG HOLDCO, LLC—Preferred equity	2/22/2019
Toro Private Investments II, L.P.—Equity Interest	3/19/2019
ARL Holdings, LLC.—Equity Interest	5/3/2019
ARL Holdings, LLC.—Equity Interest	5/3/2019
ACC Holdco, LLC.—Equity Interest	6/28/2019
Kellstrom Aerospace Group, Inc—Equity Interest	7/1/2019
East BCC Coinvest II,LLC—Equity Interest	7/23/2019
Gale Aviation (Offshore) Co—Equity Interest	8/2/2019
Ventiv Topco, Inc.—Equity Interest	9/3/2019
TLC Holdco LP—Equity Interest	10/11/2019
Elk Parent Holdings, LP—Equity Interest	11/1/2019
Elk Parent Holdings, LP—Preferred equity	11/1/2019
Precision Ultimate Holdings, LLC—Equity Interest	11/6/2019
Elevator Holdco Inc.—Equity Interest	12/23/2019
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946—Financial Services—Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and December 31, 2019, one and two loans have been placed on non-accrual status, respectively.
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
The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2020 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2020. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC; BCSF II-C, LLC; BCSF CFSH, LLC; BCSF CFS, LLC; BCC Middle Market CLO 2018-1, LLC; and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2020, the tax years that remain subject to examination are from 2017 forward.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, at the Company’s election. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on the Company’s consolidated financial statements.
Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):
	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6
Equity Interests	131,491	5.2	119,905	4.8
Preferred Equity	29,723	1.2	37,713	1.5
Warrants	—	0.0	—	0.0
Total	$2,522,739	100.0%	$2,484,488	100.0%
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
The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):

	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,094,741	83.0%	$2,055,861	82.7%
United Kingdom	106,768	4.2	110,706	4.5
Cayman Islands	90,964	3.7	73,756	3.0
Luxembourg	51,840	2.1	56,010	2.3
Germany	38,773	1.5	43,085	1.7
Israel	34,414	1.4	35,068	1.4
Ireland	20,805	0.8	21,097	0.8
Jersey	17,819	0.7	19,206	0.8
Sweden	18,428	0.7	17,984	0.7
Australia	14,099	0.6	15,707	0.6
France	13,142	0.5	13,946	0.6
Netherlands	11,036	0.4	11,479	0.5
Canada	9,910	0.4	10,583	0.4
Total	$2,522,739	100.0%	$2,484,488	100.0%
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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2020 (with corresponding percentage of total portfolio investments):
	As of December 31, 2020
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,174	13.1%	$296,553	11.9%
High Tech Industries	294,046	11.7	295,486	11.9
Healthcare & Pharmaceuticals	219,147	8.7	221,605	8.9
Capital Equipment	188,123	7.5	193,287	7.8
Consumer Goods: Non-Durable	190,216	7.5	189,229	7.5
Services: Business	181,037	7.1	175,560	7.1
Transportation: Cargo	118,320	4.7	118,352	4.8
Construction & Building	105,567	4.2	104,999	4.2
Services: Consumer	76,341	3.0	78,697	3.2
Wholesale	78,248	3.1	78,042	3.1
Chemicals, Plastics & Rubber	75,808	3.0	76,463	3.1
Energy: Oil & Gas	68,198	2.7	68,807	2.7
FIRE: Insurance (1)	65,017	2.6	67,125	2.7
Automotive	66,470	2.6	66,100	2.7
Transportation: Consumer	71,750	2.8	61,243	2.5
Consumer Goods: Durable	59,399	2.3	58,065	2.3
Hotel, Gaming & Leisure	52,389	2.1	49,893	2.0
Media: Diversified & Production	47,810	1.9	48,470	2.0
Media: Broadcasting & Subscription	43,299	1.7	45,036	1.8
Media: Advertising, Printing & Publishing	47,143	1.9	41,140	1.7
Retail	39,050	1.5	39,050	1.6
Telecommunications	21,680	0.9	21,543	0.9
Energy: Electricity	21,979	0.9	21,249	0.9
Beverage, Food & Tobacco	12,087	0.5	21,024	0.8
Banking	14,058	0.6	13,622	0.5
Containers, Packaging, & Glass	11,659	0.5	11,781	0.5
FIRE: Finance (1)	11,830	0.5	11,778	0.5
FIRE: Real Estate (1)	10,894	0.4	10,289	0.4
	$2,522,739	100.0%	$2,484,488	100.0%

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
Selected Statements of Operations Information
Below are selected statements of operations information for ABCS for the years ended December 31, 2019 and December 31, 2018:
	For the Year Ended	For the Year Ended
	December 31, 2019 (2)	December 31, 2018
Interest income	$53,494	$104,548
Fee income	217	1,201
Total revenues	53,711	105,749
Credit facility expenses (1)	22,008	45,635
Other fees and expenses	6,661	22,231
Total expenses	28,669	67,866
Net investment income	25,042	37,883
Net realized gains	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Net increase in members’ capital from operations	$25,042	$37,883

(1)
As of December 31, 2018, the ABCS Facility had $1,031.2 million of outstanding debt

(2)
The ABCS distribution was effective April 30, 2019.

Note 4. Fair Value Measurements
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of December 31, 2020, according to the fair value hierarchy:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$213,760	$1,951,150	$2,164,910
Second Lien Senior Secured Loans	—	21,619	140,341	161,960
Equity Interests	—	—	119,905	119,905
Preferred Equity	—	—	37,713	37,713
Warrants	—	—	—	—
Total Investments	$—	$235,379	$2,249,109	$2,484,488
Cash equivalents	$54,952	$—	$—	$54,952
Forward currency exchange contracts (liability)	$—	$22,614	$—	$22,614
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2020:
	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost (1)	422,917	2,561	21,226	—	34,753	10,104	—	491,561
Paid-in-kind interest	7,978	402	—	—	—	68	—	8,448
Net accretion of discounts (amortization of premiums)	4,636	70	382	49	—	—	—	5,137
Proceeds from principal repayments and sales of investments (1)	(386,350)	(32,089)	(4,420)	(14,801)	—	—	—	(437,660)
Net change in unrealized appreciation (depreciation) on investments	(20,650)	(984)	(1,628)	(248)	(14,141)	3,223	(122)	(34,550)
Net realized gains (losses) on investments	62	740	(4,115)	—	—	—	—	(3,313)
Transfers out of Level 3	(77,105)	—	(2,735)	—	—	—	—	(79,840)
Transfers to Level 3	10,041	—	7,604	—	—	—	—	17,645
Balance as of December 31, 2020	$1,951,150	$—	$140,341	$—	$119,905	$37,713	$—	$2,249,109
Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2020	$(18,223)	$—	$(2,528)	$—	$(14,141)	$3,223	$(122)	$(31,791)

(1)
Includes reorganizations and restructuring of investments

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2020, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2020, transfers from Level 3 to Level 2 were primarily due to increased price transparency.
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
The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2020 were as follows:
	As of December 31, 2020
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,730,334	Discounted Cash Flows	Comparative Yields	4.7%-15.2% (7.7)%
First Lien Senior Secured Loans	54,669	Comparable Company Multiple	EBITDA Multiple	7.5x-7.5x (7.5x)
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	18,801	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0)%
First Lien Senior Secured Loans	17,907	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	103,764	Discounted Cash Flows	Comparative Yields	8.3%-15.7% (10.5)%
Equity Interests	33,019	Comparable Company Multiple	EBITDA Multiple	7.0x-17.0x (10.0x)
Equity Interests	78,780	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.4)%
Preferred Equity	27,474	Comparable Company Multiple	EBITDA Multiple	7.8x-13.3x (11.5x)
Preferred Equity	10,239	Discounted Cash Flows	Discount Rate	10.0%
Warrants	—	Comparable Company Multiple	EBITDA Multiple	7.8x
Total investments	$2,074,987

(1)
Included within the Level 3 assets of $2,249,109 is an amount of $174,122 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).

(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2020. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the EBITDA multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.
The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2019 were as follows:
	As of December 31, 2019
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,475,477	Discounted Cash Flows	Comparative Yields	4.4%-15.8% (7.7)%
First Lien Senior Secured Loans	6,363	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0)%
First Lien Senior Secured Loans	23,181	Collateral Analysis	Recovery Rate	100%
First Lien Last Out	29,300	Discounted Cash Flows	Comparative Yields	7.1%-12.5% (10.3)%
Second Lien Senior Secured Loans	115,014	Discounted Cash Flows	Comparative Yields	6.1%-17.0% (10.4)%
Subordinated Debt	15,000	Discounted Cash Flows	Comparative Yields	15.3%
Equity Interests	21,495	Comparable Company Multiple	EBITDA Multiple	6.8x-17.5x (9.8x)
Equity Interests	24,514	Discounted Cash Flows	Discount Rate	10.0%-18.8% (13.4)%
Preferred Equity	23,116	Comparable Company Multiple	EBITDA Multiple	7.3x-12.5x (11.0x)
Warrants	122	Comparable Company Multiple	EBITDA Multiple	7.3x
Total investments	$1,733,582

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

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2019. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable input used in the market approach is the EBITDA multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.
The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31,

2019, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2020, approximate the carrying value of such notes.
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
For the years ended December 31, 2020, 2019, and 2018 Management fees were $35.2 million, $32.7 million, and $17.5 million, respectively. For the year ended December 31, 2020, $0.0 million was contractually waived and $2.7 million was voluntarily waived. For the year ended December 31, 2019, $0.0 million was contractually waived and $8.2 million was voluntarily waived. For the year ended December 31, 2018, $7.3 million was contractually waived and $1.5 million was voluntarily waived
As of December 31, 2020 and December 31, 2019, $6.3 million and $7.3 million remained payable, respectively.
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
For the years ended December 31, 2020, 2019 and 2018 the Company incurred $4.5 million, $17.4 million and $9.7 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.7 million, $2.7 million and $1.9 million of the income incentive fees earned by the Advisor during the years ended December 31, 2020, 2019, and 2018, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.
As a result of the income incentive fee waivers, the Company incurred $3.8 million, $14.7 million and $7.8 million of income incentive fees (after waivers) for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020 and December 31, 2019, there was $3.8 million and $4.5 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.
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
There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2020 and December 31, 2019.
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
For the year ended December 31, 2020, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the year ended December 31, 2019, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the year ended December 31, 2018, there was a reduction of $1.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2020 and December 31, 2019, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor (in such capacity, the “Administrator”), pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million, $0.8 million and $0.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2020, and December 31, 2019, respectively, there were no outstanding expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million, $0.6 million and 0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.
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
Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. Please see Note 6 for additional details.
Related Party Commitments
Prior to the IPO, the Advisor made commitments of $10.8 million to the Company as of December 31, 2018, of which $7.8 million had been called by the Company as of December 31, 2018. As of December 31, 2020 and December 31, 2019, the Advisor held 487,574.03 and 389,695.20 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors had made commitments to the Company of $555.3 million as of December 31, 2018 of which $388.7 million, had been called by the Company. These investors held 12,875,920.66 and 9,539,043.66 shares of the Company at December 31, 2020 and December 31, 2019, respectively.
All outstanding commitments were cancelled due the completion of the IPO on November 15, 2018.

Non-Controlled/Affiliate and Controlled Affiliate Investments
Transactions during the year ended December 31, 2020 in which the issuer was either a non-controlled Affiliated Person, as defined in the 1940 Act or an Affiliated Person that the Company is deemed to Control are as follows:
Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$—	$9,198	$—	$15,918	$—	$—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	10,104	—	135	—	10,239	—	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	—	12,089	—	—	—	12,089	321	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	4,404	—	—	—	4,404	14	—
Direct Travel, Inc. Equity Interest(1)	—	—	—	—	—	—	—	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	3,100	—	(512)	—	2,588	73	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	1,572	—	(259)	—	1,313	37	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	52,948	—	(8,736)	—	44,212	1,236	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	1,950	—	—	—	1,950	28	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	202	—	—	—	202	157	202
Total Non-Controlled/affiliate investment	$6,720	$86,369	$—	$(174)	$—	$92,915	$1,866	$202
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$—	$—	$—	$10,828	$868	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	121	(274)	(524)	—	26,484	2,290	4
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	—	—	(1,240)	—	629	100	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	349	—	—	—	6,712	634	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	—	—	(1,388)	—	11,703	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	57,773	26,648	—	(17,973)	—	66,448	6,500	—
Lightning Holdings Equity Interest	—	7,308	—	—	—	7,308	—	—
Total Controlled affiliate investment	$117,085	$34,426	$(274)	$(21,125)	$—	$130,112	$11,460	$4
Total	$123,805	$120,795	$(274)	$(21,299)	$—	$223,027	$13,326	$206

(1) Non-income producing.

Transactions during the year ended December 31, 2019 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:
Portfolio Company	Fair Value as of December 31, 2018	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2019	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Total Non-Controlled/affiliate investment	$6,720	$—	$—	$—	$—	$6,720	$—	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$—	$11,707	$(882)	$3	$—	$10,828	$955	$4
Air Comm Corporation LLC, First Lien Senior Secured Loan	—	26,653	(137)	645	—	27,161	1,266	—
Antares Bain Capital Complete Financing Solution LLC, Investment Vehicle	279,363	1,432	(281,589)	529	265	—	13,875
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,243	384	—	242	—	1,869	107	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	4,163	2,219	(19)	—	—	6,363	543	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,479	—	—	(388)	—	13,091	1,115	—
Gale Aviation (Offshore) Co, Equity Interest	—	57,626	(617)	764	—	57,773	627	—
Total Controlled affiliate investment	$298,248	$100,021	$(283,244)	$1,795	$265	$117,085	$18,488	$4
Total	$304,968	$100,021	$(283,244)	$1,795	$265	$123,805	$18,488	$4

(1) Non-income producing.
Note 6. Debt
In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 173% and 164%, respectively.
The Company’s outstanding borrowings as of December 31, 2020 and December 31, 2019 were as follows:
	As of December 31, 2020			As of December 31, 2019
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$425,000	$257,774	$257,774	$500,000	$268,015	$268,015
2018-1 Notes	365,700	365,700	364,006	365,700	365,700	363,832
JPM Credit Facility	450,000	293,283	293,283	666,581	546,754	546,754
2019-1 Debt	398,750	398,750	396,265	398,750	398,750	396,034
Revolving Advisor Loan	50,000	—	—	—	—	—
2023 Notes	150,000	150,000	147,032	—	—	—
Total Debt	$1,839,450	$1,465,507	$1,458,360	$1,931,031	$1,579,219	$1,574,635

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2020 and year ended December 31, 2019 were 3.6% and 4.7%, respectively.
The following table shows the contractual maturities of our debt obligations as of December 31, 2020:
	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$257,774	$—	$257,774	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	293,283	—	—	293,283	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
Total Debt Obligations	$1,465,507	$—	$407,774	$293,283	$764,450
SMBC Revolving Credit Agreement
On November 21, 2018, the SMBC Revolving Credit Facility was terminated. The proceeds from the initial public offering on November 15, 2018, were used to repay the total outstanding debt.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the SMBC Revolving Credit Facility were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$—	$—	$3,334
Unused facility fee	—	—	22
Amortization of deferred financing costs and upfront commitment fees	—	—	723
Total interest and debt financing expenses	$—	$—	$4,079
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
Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020 and December 31, 2019, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00% and LIBOR plus 2.50%, respectively. We pay an unused commitment fee of 30 basis points (0.30%) per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the BCSF Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on the earliest of: (a) October 5, 2022 and (b) the date upon which all loans shall become due and payable in full, whether by acceleration or otherwise.
As of December 31, 2020 and December 31, 2019 there were $257.8 million and $268.0 million borrowings under the BCSF Revolving Credit Facility, respectively and the Company was in compliance with the terms of the BCSF Revolving Credit Facility.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$14,929	$17,566	$13,975
Unused facility fee	365	456	624
Amortization of deferred financing costs and upfront commitment fees	1,127	1,067	1,068
Total interest and debt financing expenses	$16,421	$19,089	$15,667
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
The CLO Transaction was executed through a private placement of the following 2018-1 Notes:
2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2020
Class A-1 A	$ 205,900	1.55% + 3 Month LIBOR	1.77%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.02%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.37%
Class B	29,300	3.00% + 3 Month LIBOR	3.22%
Class C	30,400	4.00% + 3 Month LIBOR	4.22%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$ 451,150
The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.
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
As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. As of December 31, 2019, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $435.8 million and cash of $9.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2020 and December 31, 2019, the Company was in compliance with its covenants related to the 2018-1 Notes.
Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2018-1 Issuer were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$10,820	$16,226	$4,221
Amortization of debt issuance costs and upfront commitment fees	174	174	44
Total interest and debt financing expenses	$10,994	$16,400	$4,265
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

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$—	$4,104	$—
Unused facility fee	—	357	—
Amortization of deferred financing costs and upfront commitment fees	—	124	—
Total interest and debt financing expenses	$—	$4,585	$—
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
On January 29, 2020, the Company entered into an amended and restated loan and security agreement (the “Amended Loan and Security Agreement”) as Borrower, with JPMorgan Chase Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank. The Amended Loan and Security Agreement amended the Existing Loan and Security Agreement to, among other things, (1) decrease the financing limit under the agreement from $666.6 million to $500.0 million; (2) decrease the minimum facility amount from $466.6 million to $300.0 million period from January 29, 2020 to July 29, 2020 (the minimum facility amount will increase to $350.0 million after July 29, 2020 until the end of the reinvestment period); (3) decrease the interest rate on financing from 2.75% per annum over the applicable LIBOR to 2.375% per annum over the applicable LIBOR; and (4) extend the scheduled termination date of the agreement from November 29, 2022 to January 29, 2025.
On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement, among other things, provides flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreases the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company shall pay to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments shall be reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020, which the Company subsequently paid.
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
The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds therefrom have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one-year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears. As of December 31, 2019, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.75%. We paid an unused commitment fee of 75 basis points (0.75%) per annum.
As of December 31, 2020 and December 31, 2019, there were $293.3 million and $546.8 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the JPM Credit Facility were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$13,961	$19,679	$—
Unused facility fee	310	464	—
Amortization of deferred financing costs and upfront commitment fees	467	53	—
Total interest and debt financing expenses	$14,738	$20,196	$—
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
The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:
2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2020
Class A-1L	$ 50,000	1.70% + 3 Month LIBOR	1.94%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.94%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.94%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.84%
Class C	32,500	4.75% + 3 Month LIBOR	4.99%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$ 501,000

The Loans and the Class A-1, A-2A, A-2B, and B Notes were issued at par. The Class C Notes were issued at a discount. The Notes are scheduled to mature on October 15, 2031. The Company received 100% of the membership interests (the “Membership Interests”) in the 2019-1 Issuer in exchange for its sale to the 2019-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2020, the Company’s Membership Interests are pledged as collateral to the BCSF Revolving Credit Facility.
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
As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. As of December 31, 2019, there were 65 first lien and second lien senior secured loans with a total fair value of approximately $471.3 million and cash of $22.4 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2020, the Company was in compliance with its covenants related to the 2019-1 Debt.
Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.5 million and $2.7 million as of December 31, 2020 and December 31, 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2019-1 Co-Issuers were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$13,071	$5,981	$—
Amortization of debt issuance costs and upfront commitment fees	230	79	—
Total interest and debt financing expenses	$13,301	$6,060	$—

Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2020, there were no borrowings under the Revolving Advisor Loan.
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the Revolving Advisor Loan were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$58	$—	$—
Total interest and debt financing expenses	$58	$—	$—
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
The Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2020, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
For the years ended December 31, 2020, 2019 and 2018, the components of the carrying value of the 2023 Notes were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Principal amount of debt	$150,000	$—	$—
Unamortized debt issuance cost	(1,785)	—	—
Original issue discount, net of accretion	(1,183)	—	—
Carrying value of 2023 Notes	$147,032	$—	$—
For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$7,120	$—	$—
Amortization of debt issuance cost	406	—	—
Amortization of original issue discount	271	—	—
Total interest and debt financing expenses	$7,797	$—	$—

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
The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2020 and December 31, 2019 is included on the consolidated schedule of investments by contract. The Company had collateral receivable of $4.9 million for December 31, 2020 and collateral payable of $0.3 million for December 31, 2019 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.
For the years ended December 31, 2020, 2019 and 2018, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $261.8 million, $179.2 million and $97.8 million, respectively.
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
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2020.
Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received)(1)	Net Amounts(2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(482)	$(482)	$482	$—
Citibank	Unrealized depreciation on forward currency contracts	$—	$(2,525)	$(2,525)	$2,525	$—
Goldman Sachs	Unrealized depreciation on forward currency contracts	$—	$(19,607)	$(19,607)	$—	$(19,607)

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
Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received)(1)	Net Amounts(2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,034	$—	$1,034	$(341)	$693
Citibank	Unrealized appreciation on forward currency contracts	$—	$(1)	$(1)	$1	$—
Goldman Sachs	Unrealized appreciation on forward currency contracts	$—	$(1,251)	$(1,251)	$—	$(1,251)

(1)
Amount excludes excess cash collateral paid.

(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2020, 2019 and 2018 was as follows:
	For the Years Ended December 31,
	2020	2019	2018
Net realized gain (loss) on forward currency exchange contracts	$6,472	$11,043	$(2,651)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(22,396)	(9,540)	12,826
Total net realized and unrealized gain (losses) on forward currency exchange contracts	$(15,924)	$1,503	$10,175
Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $18.2 million, $2.7 million and ($7.9) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2020, 2019 and 2018, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($15.9) million, $1.5 million and $10.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.3 million, $4.2 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Note 8. Distributions
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2020, 2019, and 2018:
Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 28, 2018	March 28, 2018	May 17, 2018	$0.34	$10,610
June 28, 2018	June 28, 2018	August 10, 2018	$0.36	$13,484
September 26, 2018	September 26, 2018	October 19, 2018	$0.41	$17,967
December 19, 2018	December 31, 2018	January 14, 2019	$0.41	$21,108
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
Total distributions declared			$4.59	$234,834
The distributions declared during the years ended December 31, 2020, 2019 and 2018 were derived from investment company taxable income and net capital gain, if any.
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
Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2020 and December 31, 2019, BCSF Advisors, LP contributed in aggregate $8.9 million to the Company and received 487,574.03 shares of the Company and contributed $7.8 million to the Company and received 389,695.20 shares of the Company, respectively. At December 31, 2020 and December 31, 2019, BCSF Advisors, LP owned 0.76% and 0.75%, respectively, of the outstanding common stock of the Company.
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
The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, and shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2020, 2019 and 2018:
	For the Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	—	$—	18,569,410.12	$376,949
Issuance of common stock, net	12,912,453.00	128,372	—	—	7,500,000.00	145,409
Dividend reinvestment	—	—	167,674.81	3,322	436,914.94	8,832
Total capital drawdowns and dividend reinvestment	12,912,453.00	$128,372	167,674.81	$3,322	26,506,325.06	$531,190
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
On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2020, there have been no repurchases of common stock.
On May 4, 2020, the Company’s Board of Directors approved a transferable subscription rights offering to our stockholders of record as of May 13, 2020. The rights entitled record stockholders to subscribe for up to an aggregate of 12,912,453 shares of our common stock. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every four rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment rules, for additional shares that remain unsubscribed as a result of any unexercised rights. The rights were transferable and on the New York Stock Exchange under the symbol “BCSF RT”. The rights offering expired June 5, 2020. Based on the terms of the offering and the market price of the stock during the applicable period, holders of rights participating in the offering were entitled to purchase one new share of common stock for every four rights held at a subscription price of $10.2163 per share. On June 16, 2020, the Company closed its transferrable rights offering and issued 12,912,453 shares. The offering generated net proceeds, before expenses, of $129.6 million, including the underwriting discount and commissions of $2.3 million.

Note 10. Income Tax
For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2020, 2019 and 2018 were as follows:
	For the Year Ended December 31,
	2020	2019	2018
Distributions paid from:
Ordinary Income	$87,029	$84,636	$63,169
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$87,029	$84,636	$63,169
The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2020, 2019 and 2018:
	For the Year Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$8,278	$98,085	$26,645
Net change in unrealized (appreciation) depreciation	50,331	(5,433)	22,800
Expenses not currently deductible	232	—	6,762
Income for tax but not book	(553)	(26,327)	4,715
Taxable/Distributable Income (1)	$58,288	$66,325	$60,922

(1)
The calculation of estimated 2020 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2020 taxable income will not be finally determined until the Company’s 2020 tax return is filed in 2021 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2020, the Company has a short-term capital loss carryforward of $1.3 million and a long-term capital loss carryforward of $39.9 million.
As of December 31, 2020, 2019 and 2018, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:
	As of December 31,
	2020	2019	2018
Tax cost	$2,527,163	$2,536,466	$1,753,256
Gross unrealized appreciation	47,890	35,500	19,610
Gross unrealized depreciation	(104,331)	(45,494)	(35,739)
Net unrealized appreciation (depreciation) on investments and forward currency exchange contracts	$(56,441)	$(9,994)	$(16,129)

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2020, all tax filings of the Company since 2017 remain subject to examination by tax authorities.
The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.
Note 11. Commitments and Contingencies
Commitments
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.
As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. – Revolver	4/30/2026	$74
A&R Logistics, Inc. – Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. – Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. – Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. – Revolver	12/23/2026	2,440
AMI US Holdings Inc. – Revolver	4/1/2024	488
Amspec Services, Inc. – Revolver	7/2/2024	5,667
Ansira Holdings, Inc. – Revolver	12/20/2024	1,700
AP Plastics Group, LLC – Revolver	8/2/2021	5,667
Appriss Holdings, Inc. – Revolver	5/30/2025	4,711
Aramsco, Inc. – Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation – Revolver	7/6/2022	4,250
Captain D’s LLC – Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd – Revolver	10/31/2025	4,428
CMI Marketing Inc – Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
CST Buyer Company – Revolver	10/3/2025	2,190
Datix Bidco Limited – Revolver	10/28/2024	1,328
Direct Travel, Inc. – Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp – Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	1,275

	Expiration Date (1)	Unfunded Commitments (2)
Element Buyer, Inc. – Revolver	7/19/2024	3,967
FFI Holdings I Corp – Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp – Revolver	1/24/2025	3,938
Fineline Technologies, Inc. – Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. – Revolver	9/30/2024	1,050
Great Expressions Dental Center PC – Revolver	9/28/2022	513
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	3,400
JHCC Holdings, LLC – Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC – Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	1,066
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	681
MRI Software LLC – Delayed Draw	2/10/2026	731
MRI Software LLC – Revolver	2/10/2026	1,782
Profile Products LLC – Revolver	12/20/2024	3,003
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Solaray, LLC – Revolver	9/9/2022	5,327
TA/WEG Holdings – Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. – Revolver	12/23/2025	1,055
Thrasio – Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. – Revolver	10/13/2025	8,900
V Global – Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. – Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	1,612
Whitcraft LLC – Revolver	4/3/2023	1,812
WU Holdco, Inc. – Revolver	3/26/2025	3,043
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2020.

As of December 31, 2019, the Company had $215.8 million of unfunded commitments under loan and financing agreements as follows:
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
A&R Logistics, Inc. – Revolver	5/5/2025	$5,043
Abracon Group Holding, LLC. – Revolver	7/18/2024	2,833
AMI US Holdings Inc. – Revolver	4/1/2024	977
Amspec Services, Inc. – Revolver	7/2/2024	3,542
Ansira Holdings, Inc. – Delayed Draw	12/20/2022	1,509
AP Plastics Group, LLC – Revolver	8/2/2021	8,500
Appriss Holdings, Inc. – Revolver	5/30/2025	4,711
Aramsco, Inc. – Revolver	8/28/2024	2,766
Batteries Plus Holding Corporation – Revolver	7/6/2022	4,250
Captain D’s LLC – Revolver	12/15/2023	577
CB Nike Intermediate Co Ltd – Revolver	10/31/2025	2,878
Clinical Innovations, LLC – Revolver	10/17/2022	380
CMI Marketing Inc. – Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
Cruz Bay Publishing, Inc. – Delayed Draw	2/28/2020	1,098
Cruz Bay Publishing, Inc. – Revolver	2/28/2020	535
CST Buyer Company – Revolver	10/3/2025	2,190
Datix Bidco Limited – Revolver	10/28/2024	1,290
Direct Travel, Inc. – Delayed Draw	12/1/2021	7,030
Direct Travel, Inc. – Revolver	12/1/2021	4,250
Dorner Manufacturing Corp – Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	3,542
Element Buyer, Inc. – Delayed Draw	7/18/2025	7,933
Element Buyer, Inc. – Revolver	7/19/2024	2,833
FFI Holdings I Corp – Delayed Draw	1/24/2025	677
FFI Holdings I Corp – Revolver	1/24/2025	1,994
Fineline Technologies, Inc. – Revolver	11/4/2022	655
Grammer Purchaser, Inc. – Revolver	9/30/2024	998
Great Expressions Dental Center PC – Revolver	9/28/2022	150
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	4,307
Hightower Holding, LLC – Delayed Draw	1/31/2025	6,640
Horizon Telcom, Inc. – Delayed Draw	6/15/2023	1,256
Horizon Telcom, Inc. – Revolver	6/15/2023	116
Ivy Finco Limited – First Lien Senior Secured Loan	5/19/2025	5,817
JHCC Holdings, LLC – Delayed Draw	9/9/2025	8,500
JHCC Holdings, LLC – Revolver	9/9/2025	1,820
Kellstrom Commercial Aerospace, Inc. – Delayed Draw	7/1/2025	3,838
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	640

	Expiration Date (1)	Unfunded Commitments (2)
Margaux Acquisition Inc. – Delayed Draw	12/19/2024	7,139
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	662
Mertus 522. GmbH – Delayed Draw	5/28/2026	13,761
Profile Products LLC – Revolver	12/20/2024	3,833
RoC Opco LLC – Revolver	2/25/2025	10,241
Solaray, LLC – Revolver	9/9/2022	1,077
SumUp Holdings Luxembourg S.à.r.l. – First Lien Senior Secured Loan	8/1/2024	10,638
Symplr Software, Inc. – Revolver	11/30/2023	466
TCFI Aevex LLC – Revolver	5/13/2025	138
TEI Holdings Inc. – Revolver	12/23/2025	3,018
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. – Revolver	10/13/2025	4,984
Ventiv Holdco, Inc. – Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	2,284
WU Holdco, Inc. – Delayed Draw	3/26/2026	4,801
WU Holdco, Inc. – Revolver	3/26/2025	3,944
YLG Holdings, Inc. – Delayed Draw	10/31/2025	5,127
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Zywave, Inc. – Revolver	11/17/2022	851
Total First Lien Senior Secured Loans		$215,795

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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:
	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of year	$19.72	$19.46	$20.30	$20.10	$—
Net investment income (loss) (1)	1.46	1.64	1.45	0.73	(0.90)
Net realized gain (loss)(1)(7)	(0.46)	0.15	(0.17)	0.00	—
Net change in unrealized appreciation (depreciation) (1)(2)(8)	(0.86)	0.11	(0.60)	0.17	1.01
Net increase in net assets resulting from operations (1)(9)(10)	0.14	1.90	0.68	0.90	0.11
Stockholder distributions from income(3)	(1.43)	(1.64)	(1.52)	(0.70)	(0.01)
Issuance / (dilution due to issuance) of common stock	(1.89)	—	—	—	20.00
Net asset value at end of year	$16.54	$19.72	$19.46	$20.30	20.10
Net assets at end of year	$1,068,004	$1,018,400	$1,001,629	$506,963	$110,344
Shares outstanding at end of year	64,562,265.27	51,649,812.27	51,482,137.46	24,975,812.40	5,490,882.30
Per share market value at end of year	$12.13	$19.76	$16.77	N/A	N/A
Total return based on market value (12)	(29.82)%	28.18%	(15.16)%	N/A	N/A
Total return based on net asset value (4)	(8.62)%	10.02%	3.36%	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	8.58%	8.36%	7.19%	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)(11)	10.85%	11.14%	5.57%	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	6.33%	6.53%	3.09%	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	10.47%	9.69%	4.71%	2.38%	7.18%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	3.63%	3.85%	2.00%	0.19%	1.07%
Average principal debt outstanding	$1,572,195	$1,339,072	$490,468	$67,253	$484
Portfolio turnover (6)	21.15%	49.37%	19.95%	18.57%	1.71%
Total committed capital, end of year	N/A	N/A	N/A	$1,255,119	$546,720
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	40.04%	20.10%

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

(11)
Ratio of voluntary incentive fee waiver to average net assets was (0.07%) for the year ended December 31, 2020 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%. Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the year ended December 31, 2017.

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

Note 13. Selected Quarterly Financial Data (unaudited)
The following are the quarterly results of operations as of and for the years ended December 31, 2020, 2019 and 2018. The operating results for any quarter are not necessarily indicative of results for any future period:
	As of and for the Quarter Ended December 31, 2020	As of and for the Quarter Ended September 30, 2020	As of and for the Quarter Ended June 30, 2020	As of and for the Quarter Ended March 31, 2020
Total investment income	$48,276	$46,817	$47,871	$51,496
Net investment income before taxes	$22,085	$21,456	$20,022	$22,500
Excise tax expense	$232	$—	$—	$—
Net investment income after taxes	$21,853	$21,456	$20,022	$22,500
Net realized and unrealized gain (loss)	$17,643	$30,001	$1,750	$(126,947)
Net increase in net assets resulting from operations	$39,496	$51,457	$21,772	$(104,447)
Net realized and unrealized gain (loss) per share — basic and diluted	$0.27	$0.46	$0.03	$(2.46)
Net increase in net assets resulting from operations per share — basic and diluted	$0.61	$0.80	$0.40	$(2.02)
Net asset value per share at period end	$16.54	$16.27	$15.81	$17.29
	As of and for the Quarter Ended December 31, 2019	As of and for the Quarter Ended September 30, 2019	As of and for the Quarter Ended June 30, 2019	As of and for the Quarter Ended March 31, 2019
Total investment income	$54,767	$52,688	$50,598	$39,892
Net investment income before taxes	$21,292	$21,175	$21,155	$21,245
Excise tax expense	$—	$—	$—	$—
Net investment income after taxes	$21,292	$21,175	$21,155	$21,245
Net realized and unrealized gain (loss)	$59	$(2,976)	$(1,933)	$18,068
Net increase in net assets resulting from operations	$21,351	$18,199	$19,222	$39,313
Net realized and unrealized gain (loss) per share — basic and diluted	$0.00	$(0.06)	$(0.04)	$0.35
Net increase in net assets resulting from operations per share — basic and diluted	$0.41	$0.35	$0.37	$0.76
Net asset value per share at period end	$19.72	$19.71	$19.77	$19.81

	As of and for the Quarter Ended December 31, 2018	As of and for the Quarter Ended September 30, 2018	As of and for the Quarter Ended June 30, 2018	As of and for the Quarter Ended March 31, 2018
Total investment income	$33,747	$26,663	$21,425	$17,459
Net investment income before taxes	$19,774	$13,899	$13,482	$8,775
Excise tax expense	$—	$—	$—	$—
Net investment income after taxes	$19,774	$13,899	$13,482	$8,775
Net realized and unrealized gain (loss)	$(29,646)	$5,092	$(7,315)	$2,584
Net increase (decrease) in net assets resulting from operations	$(9,872)	$18,991	$6,167	$11,359
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.62)	$0.12	$(0.21)	$0.09
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.21)	$0.46	$0.17	$0.39
Net asset value per share at period end	$19.46	$20.17	$20.14	$20.33
Note 14. Subsequent Events
On February 9, 2021, the Company and certain entities and managed accounts of Pantheon Ventures (US) LP (“Pantheon”), a global alternative private markets asset manager, entered into an amended and restated limited liability company agreement to co-manage a newly-formed joint venture, International Senior Loan Program, LLC (“ISLP”). ISLP will seek to provide direct lending solutions to middle market borrowers primarily across Europe and Australia. Middle-market companies are those with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation, and amortization, with a focus on senior investments with a first or second lien on collateral (including “unitranche” loans, which are loans that combine both first lien and second lien debt). Investment decisions, including providing new loans, and all other decisions in respect of ISLP must be approved by representatives of the Company and Pantheon.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2020, our internal control over financial reporting is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).
Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).
10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).
10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).
10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

Exhibit Number	Description of Document
10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).
10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).
10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

Exhibit Number	Description of Document
10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.25	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.26	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.27	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.28	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.29	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.30	Second Amended and Restated Credit Agreement, dated August 14, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 5, 2020).

Exhibit Number	Description of Document
10.31*	Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*
Filed herewith.

Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Bain Specialty Capital Finance, Inc.
Date: February 24, 2021	By: /s/ Michael A. Ewald
Name: Michael A. Ewald
Title: Chief Executive Officer
Date: February 24, 2021	By: /s/ Sally F. Dornaus
Name: Sally F. Dornaus
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ MICHAEL A. EWALD Michael A. Ewald	Director & Chief Executive Officer	February 24, 2021
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	February 24, 2021
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Director & Chairman	February 24, 2021
/s/ AMY BUTTE Amy Butte	Director	February 24, 2021
/s/ DAVID G. FUBINI David G. Fubini	Director	February 24, 2021
/s/ THOMAS A. HOUGH Thomas A. Hough	Director	February 24, 2021
/s/ JAY MARGOLIS Jay Margolis	Director	February 24, 2021
/s/ CLARE RICHER Clare Richer	Director	February 24, 2021