Form 10-Q
period 2021-03-31
Bain Capital Specialty Finance, Inc.
filed 2021-05-05
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2020 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,003,536 and $2,281,809, respectively)	$1,979,964	$2,261,461
Non-controlled/affiliate investment (amortized cost of $95,974 and $93,089, respectively)	95,428	92,915
Controlled affiliate investment (amortized cost of $278,713 and $147,841, respectively)	260,347	130,112
Cash and cash equivalents	36,248	53,704
Foreign cash (cost of $984 and $976, respectively)	1,413	972
Restricted cash and cash equivalents	76,730	27,026
Collateral on forward currency exchange contracts	3,352	4,934
Deferred financing costs	994	3,131
Interest receivable on investments	15,112	15,720
Receivable for sales and paydowns of investments	10,993	5,928
Unrealized appreciation on forward currency exchange contracts	907	-
Dividend receivable	9,857	7,589
Total Assets	$2,491,345	$2,603,492

Liabilities
Debt (net of unamortized debt issuance costs of $12,340 and $7,147, respectively)	$1,341,893	$1,458,360
Interest payable	8,105	8,223
Payable for investments purchased	5,339	10,991
Unrealized depreciation on forward currency exchange contracts	18,944	22,614
Base management fee payable	6,584	6,289
Incentive fee payable	6,728	3,799
Accounts payable and accrued expenses	3,995	3,261
Distributions payable	21,951	21,951
Total Liabilities	1,413,539	1,535,488

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	65	65
Paid in capital in excess of par value	1,166,453	1,166,453
Total distributable earnings (loss)	(88,712)	(98,514)
Total Net Assets	1,077,806	1,068,004
Total Liabilities and Total Net assets	$2,491,345	$2,603,492

Net asset value per share	$16.69	$16.54

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$40,893	$47,871
Dividend income	-	33
Other income	3,456	440
Total investment income from non-controlled/non-affiliate investments	44,349	48,344

Investment income from non-controlled/affiliate investments:
Interest from investments	1,809	-
Total investment income from non-controlled/affiliate investments	1,809	-

Investment income from controlled affiliate investments:
Interest from investments	1,637	772
Dividend income	2,036	2,380
Total investment income from controlled affiliate investments	3,673	3,152
Total investment income	49,831	51,496

Expenses
Interest and debt financing expenses	11,833	17,876
Base management fee	8,698	8,726
Incentive fee	6,728	-
Professional fees	959	970
Directors fees	171	175
Other general and administrative expenses	1,390	1,249
Total expenses before fee waivers	29,779	28,996
Base management fee waiver	(2,113)	-
Incentive fee waiver	-	-
Total expenses, net of fee waivers	27,666	28,996
Net investment income before taxes	22,165	22,500
Net investment income	22,165	22,500

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	18,413	(10,456)
Net realized gain (loss) on controlled affiliate investments	(3,237)	-
Net realized gain (loss) on foreign currency transactions	(3,026)	(415)
Net realized gain (loss) on forward currency exchange contracts	(3,292)	1,505
Net change in unrealized appreciation (depreciation) on foreign currency translation	386	(209)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	4,577	13,121
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(3,224)	(129,387)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	(372)	-
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(637)	(1,106)
Total net gains (losses)	9,588	(126,947)

Net increase (decrease) in net assets resulting from operations	$31,753	$(104,447)

Basic and diluted net investment income per common share	$0.34	$0.44
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$0.49	$(2.02)
Basic and diluted weighted average common shares outstanding	64,562,265	51,649,812

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operations:
Net investment income	$22,165	$22,500
Net realized gain (loss)	8,858	(9,366)
Net change in unrealized appreciation (depreciation)	730	(117,581)
Net increase (decrease) in net assets resulting from operations	31,753	(104,447)
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,176)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,176)

Total increase (decrease) in net assets	9,802	(125,623)
Net assets at beginning of period	1,068,004	1,018,400
Net assets at end of period	$1,077,806	$892,777

Net asset value per common share	$16.69	$17.29
Common stock outstanding at end of period	64,562,265	51,649,812

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$31,753	$(104,447)
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchases of investments	(262,104)	(275,880)
Proceeds from principal payments and sales of investments	415,738	190,565
Net realized (gain) loss from investments	(15,176)	10,456
Net realized loss on foreign currency transactions	3,026	415
Net change in unrealized (appreciation) on forward currency exchange contracts	(4,577)	(13,121)
Net change in unrealized depreciation on investments	4,233	130,493
Net change in unrealized (appreciation) depreciation on foreign currency translation	(386)	209
Increase in investments due to PIK	(2,365)	(241)
Accretion of discounts and amortization of premiums	(1,698)	(1,296)
Amortization of deferred financing costs and debt issuance costs	2,600	641
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	1,582	(392)
Interest receivable on investments	608	7,326
Dividend receivable	(2,268)	(1,444)
Interest payable	(118)	(4,112)
Collateral payable on forward currency exchange contracts	-	142
Base management fee payable	295	8,726
Incentive fee payable	2,929	-
Accounts payable and accrued expenses	734	567
Net cash provided by (used in) operating activities	174,806	(51,393)

Cash flows from financing activities
Borrowings on debt	375,500	333,272
Repayments on debt	(486,774)	(252,936)
Payments of financing costs	-	(1,250)
Payments of debt issuance costs	(5,657)	-
Stockholder distributions paid	(21,951)	(21,176)
Net cash (used in) provided by financing activities	(138,882)	57,910

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	35,924	6,517
Effect of foreign currency exchange rates	(3,235)	(897)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	81,702	68,846
Cash, foreign cash, restricted cash and cash equivalents, end of period	$114,391	$74,466

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$10,886	$21,347
Debt investments sold by the Company to ISLP	$317,077	$-
Company investment into ISLP in exchange for investments sold	$128,970	$-

	As of March 31,
	2021	2020
Cash	$36,248	$55,128
Restricted cash	76,730	18,706
Foreign cash	1,413	632
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$114,391	$74,466

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Schedule of Investments
As of March 31, 2021
(In thousands)
(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19)	Second Lien Senior Secured Loan	L+ 8.25%	8.45%	10/9/2026	$6,540	6,490	5,428
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.45%	10/9/2025	$16,566	16,465	14,341
		GSP Holdings, LLC (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	7.00%	11/6/2025	$35,826	35,626	32,602
		GSP Holdings, LLC (3) (7) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.50% (0.25% PIK)	6.75%	11/6/2025	$1,134	1,100	726
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	779
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.56%	7/1/2025	$5,331	5,247	4,862
		Kellstrom Commercial Aerospace, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,523	33,016	30,841
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,496	6,448	6,484
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,248
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$12,087	12,098	11,932
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-	675	675	1,561
		WCI-HSG Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/24/2025	$1,075	1,049	1,075
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,556	17,387	17,556
		Whitcraft LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/3/2023	$-	(12)	(91)
		Whitcraft LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,080	39,811	38,076
		WP CPP Holdings, LLC. (12) (15) (29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,639	10,434
							Aerospace & Defense Total	$190,419	$177,854	16.5%

Automotive	CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025	$-	(19)	-
	CST Buyer Company (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$19,238	19,050	19,238
	JHCC Holdings, LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(38)	-
	JHCC Holdings, LLC (3) (7) (19) (31) (34)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.37%	9/9/2025	$952	917	952
	JHCC Holdings, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	7.86%	9/9/2025	$3,638	3,632	3,638
	JHCC Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,304	28,974	29,304
						Automotive Total	$52,516	$53,132	4.9%

Banking	Green Street Parent, LLC (3) (18) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.45%	8/27/2025	$1,161	1,126	1,161
	Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	5.25%	8/27/2026	$14,298	14,070	14,298
						Banking Total	$15,196	$15,459	1.4%

Beverage, Food & Tobacco	NPC International, Inc. (27) (31)	First Lien Senior Secured Loan	P+ 2.25%	5.50%	4/19/2024	$700	703	627
						Beverage, Food & Tobacco Total	$703	$627	0.1%

Capital Equipment	Dorner Manufacturing Corp. (3) (5) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	3/15/2022	$-	(5)	-
	Dorner Manufacturing Corp. (12) (19) (31)	First Lien Senior Secured Loan	P+ 4.75%	8.00%	3/15/2023	$6,593	6,517	6,593
	East BCC Coinvest II, LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	832
	Electronics For Imaging, Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	9.11%	7/23/2027	$12,070	11,403	9,837
	Engineered Controls International, LLC (12) (19) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$32,549	32,009	32,549
	EXC Holdings III Corp. (12) (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025	$8,240	8,252	8,260
	FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity	-	-	-	4	4,251	11,269
	FFI Holdings I Corp (3) (15) (19) (30)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	1/24/2025	$2,933	2,880	2,933
	FFI Holdings I Corp (7) (12) (19) (29) (31)	First Lien Senior Secured Loan	P+ 4.75%	8.00%	1/24/2025	$68,232	67,806	68,914

	FFI Holdings I Corp (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.25%	7.25%	1/24/2025	$473	473	478
	FFI Holdings I Corp (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	1/24/2025	$-	(50)	27
	FFI Holdings I Corp (7) (19) (31)	First Lien Senior Secured Loan	P+ 5.25%	8.50%	1/24/2025	$789	781	797
	Jonathan Acquisition Company (19) (15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,810	7,880
	Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
	Tidel Engineering, L.P. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$36,153	36,153	36,153
						Capital Equipment Total	$179,699	$186,522	17.3%

Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.00%	5.00%	8/2/2021	$2,833	2,833	2,833
	AP Plastics Group, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,703	19,856
	Plaskolite, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,247	2,214	2,254
	V Global Holdings LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,813	47,630	48,325
	V Global Holdings LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/22/2025	$-	(187)	(79)
						Chemicals, Plastics & Rubber Total	$72,193	$73,189	6.8%

Construction & Building	Chase Industries, Inc.(15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,170	1,167	951
	Chase Industries, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	7.98%	5/12/2025	$12,377	12,339	10,057
	Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	265
	Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,345
	PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	1,743
	Profile Products LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	12/20/2024	$3,028	2,980	3,028

	Profile Products LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$36,076	35,575	36,076
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,391
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	775
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,870	7,221
	YLG Holdings, Inc. (7) (15) (19) (35)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.25%	7.25%	10/31/2025	$5,098	5,092	5,098
	YLG Holdings, Inc. (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$-	(65)	-
	YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/31/2025	$38,377	38,119	38,377
						Construction & Building Total	$107,685	$107,327	10.0%

Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	6/6/2024	$16,883	16,788	15,363
	TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	1,041
	TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(54)	(214)
	TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/13/2025	$-	(134)	(267)
	TLC Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,187	41,525	40,922
						Consumer Goods: Durable Total	$59,311	$56,845	5.3%

Consumer Goods: Non-Durable	Fineline Parent Holdings (14) (19) (25)	Equity Interest	-	-	-	939	939	939
	FL Hawk Intermediate Holdings, Inc. (6) (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,503	20,491
	MND Holdings III Corp (12) (15) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,586	10,600	10,278
	New Era Cap Co., Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$10,047	10,047	10,047
	RoC Opco LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.75%	2/25/2025	$3,414	3,278	3,414
	RoC Opco LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.75%	8.75%	2/25/2025	$40,385	39,681	40,385

	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.25%	7.25%	9/11/2023	$14,388	14,388	14,100
	Solaray, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022	$7,424	7,399	7,424
	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	9/11/2023	$42,060	42,060	41,218
	WU Holdco, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	6.25%	3/26/2026	$5,574	5,525	5,574
	WU Holdco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.48%	3/26/2025	$1,578	1,535	1,578
	WU Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$39,219	38,579	39,219
						Consumer Goods: Non-Durable Total	$194,534	$194,667	18.1%

Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19)	Second Lien Senior Secured Loan	L+ 7.75%	7.86%	7/22/2027	$119	117	118
						Containers, Packaging, & Glass Total	$117	$118	0.0%

Energy: Oil & Gas	Amspec Services, Inc. (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/2/2024	$-	(39)	-
	Amspec Services, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,542	43,177	43,542
	Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,819	2,782	2,819
						Energy: Oil & Gas Total	$45,920	$46,361	4.3%

FIRE: Finance	Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	12/23/2026	$-	(58)	-
	Allworth Financial Group, L.P. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/23/2026	$10,113	9,969	10,113
	Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/23/2026	$-	(17)	-
	TA/Weg Holdings (3) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025	$3,385	3,318	3,385
						FIRE: Finance Total	$13,212	$13,498	1.3%

FIRE: Insurance	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	12/19/2024		$9,268	9,238	9,268
	Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		$-	(48)	-
	Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024		$28,552	28,148	28,552
	Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(8)	-
	Margaux UK Finance Limited (6) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024		£7,609	9,788	10,501
						FIRE: Insurance Total		$47,118	$48,321	4.5%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021		€9,300	10,909	9,725
						FIRE: Real Estate Total		$10,909	$9,725	0.9%

Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-		1,953	1,953	2,023
	CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(61)	-
	CPS Group Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,208	54,810	55,208
	Datix Bidco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		£-	-	-
	Datix Bidco Limited (6) (18) (19)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026		£121	164	168
	Datix Bidco Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.62%	4/28/2025	AUD	42	32	32
	Great Expressions Dental Centers PC (3) (13) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.29%	9/28/2022		$583	579	419
	Great Expressions Dental Centers PC (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023		$7,812	7,805	6,718
	Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,600	8,553	7,912
	Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€100	112	118
	Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	L+ 4.50%	4.70%	6/17/2027		$19,966	19,558	19,966
	Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	141	153
	Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/28/2026		€225	246	261
	TecoStar Holdings, Inc. (12) (15) (19) (29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,327	9,306
	U.S. Anesthesia Partners, Inc. (12) (15) (19)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	6/23/2025		$16,520	16,374	16,520
						Healthcare & Pharmaceuticals Total		$119,593	$118,804	11.0%

High Tech Industries	AMI US Holdings Inc. (3) (12) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.61%	4/1/2024	$1,256	1,234	1,256
	AMI US Holdings Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025	$12,991	12,805	12,991
	Appriss Holdings, Inc. (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/30/2025	$-	(42)	-
	Appriss Holdings, Inc. (7) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	5.70%	5/29/2026	$48,263	47,790	48,263
	Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.20%	5/29/2026	$4,975	4,838	4,975
	Armstrong Bidco Limited (3) (6) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.50%	4/30/2025	£1,523	1,881	2,102
	CB Nike IntermediateCo Ltd (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$-	(1)	-
	CB Nike IntermediateCo Ltd (6) (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$351	345	351
	Drilling Info Holdings, Inc (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.36%	7/30/2025	$22,323	22,265	21,988
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	7/18/2025	$11,163	11,186	11,163
	Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/19/2024	$283	247	283
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025	$37,294	37,549	37,294
	Everest Bidco (6) (15) (19)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£102	132	141
	MRI Software LLC (7) (15) (19) (28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026	$25,390	25,303	25,390
	MRI Software LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026	$-	(7)	-
	MRI Software LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	2/10/2026	$89	134	89

	Utimaco, Inc. (6) (18) (19)	First Lien Senior Secured Loan	L+ 4.25%	4.91%	8/9/2027		$148	145	148
	Ventiv Topco, Inc. (3) (5) (7) (14) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2025		$-	(42)	-
	Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	2,938
	Ventiv Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$23,995	23,714	23,995
	VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	90
	VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	740	92	87
						High Tech Industries Total		$192,493	$193,544	18.0%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 7.50%	7.62%	2/1/2027		$20,193	19,728	18,527
	Captain D's LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/15/2023		$-	(8)	-
	Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,504	12,559
	Captain D's LLC (6) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,338	2,304	2,338
	Quidditch Acquisition, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,781	18,776	18,406
						Hotel, Gaming & Leisure Total		$53,304	$51,830	4.8%

Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (15) (19) (26) (33)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,700	4,698	3,666
	Ansira Holdings, Inc. (3) (19) (23) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	7.34%	12/20/2024		$4,250	4,250	4,250
	Ansira Holdings, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$37,890	37,840	29,554
						Media: Advertising, Printing & Publishing Total		$46,788	$37,470	3.5%

Media: Broadcasting & Subscription	Vital Holdco Limited (6) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026		$354	347	354
	Vital Holdco Limited (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€79	86	93
						Media: Broadcasting & Subscription Total		$433	$447	0.0%

Media: Diversified & Production	9 Story Media Group Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD	-	-	-
	9 Story Media Group Inc. (6) (15) (19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	73	54	58
	9 Story Media Group Inc. (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€39	46	46
	Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€39,162	47,566	46,015
	Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
	Aptus 1724 Gmbh (3) (6) (18) (19)	First Lien Senior Secured Loan- Revolver	-	-	8/23/2027		€-	-	-
	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,143	14,491
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,821	9,396
	International Entertainment Investments Limited (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.82%	5/31/2023		£87	106	120
						Media: Diversified & Production Total		$89,974	$87,364	8.1%

Retail	Batteries Plus Holding Corporation (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	9.00%	7/6/2022		$471	471	471
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
	Thrasio, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	12/18/2026		$-	(302)	-
	Thrasio, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,938	10,676	10,938
						Retail Total		$39,517	$40,081	3.7%

Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	4.36%	7/10/2025		$3,845	3,839	3,038
	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.36%	7/10/2025		$15,889	15,866	12,553
	Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	1,422
	Hightower Holding, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$40,748	40,624	40,748
	Refine Intermediate, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2026		$-	(112)	-
	Refine Intermediate, Inc. (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,418	21,894
	SumUp Holdings Luxembourg S.à.r.l. (6) (19) (32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€27,650	32,974	32,164
	SumUp Holdings Luxembourg S.à.r.l. (2) (3) (5) (6) (19) (32)	First Lien Senior Secured Loan	-	-	2/17/2026		$-	(120)	(118)
	TEI Holdings Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.25%	12/23/2025		$2,566	2,520	2,294
	TEI Holdings Inc. (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,779	48,278	45,852
						Services: Business Total		$167,735	$159,847	14.8%

Services: Consumer	MZR Aggregator (14) (19) (25)	Equity Interest	-	-	-		1	798	798
	MZR Buyer, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/21/2026		$-	(99)	-
	MZR Buyer, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,533	39,778	40,533
	Pearl Intermediate Parent LLC (18) (29)	Second Lien Senior Secured Loan	L+ 6.25%	6.36%	2/13/2026		$2,571	2,584	2,572
	Sontiq, Inc. (fka EZShield, Inc.) (2) (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2026		$-	(28)	(28)
	Sontiq, Inc. (fka EZShield, Inc.) (6) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/1/2026		$24,001	23,526	23,521
	Surrey Bidco Limited (6) (17) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	7.50%	5/11/2026		£50	62	66
	Zeppelin BidCo Pty Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.07%	6/28/2024	AUD	206	141	157
						Services: Consumer Total		$66,762	$67,619	6.3%

Telecommunications	ACM dcBLOX LLC (14) (19) (25)	Preferred Equity	-	-		3,822	3,851	3,822
	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.50%	4.61%	4/30/2026	$6,370	6,346	6,400
	DC Blox Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 2.00% (6.00% PIK)	9.00%	3/22/2026	$14,607	14,316	14,352
	DC Blox Inc. (2) (3) (15) (19)	First Lien Senior Secured Loan	-	-	3/22/2026	$-	-	(256)
	DC Blox Inc. (14) (19) (25)	Warrants	-	-	-	177	2	2
	Horizon Telcom, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	6/15/2023	$116	114	115
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023	$914	909	905
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023	$13,452	13,358	13,317
	Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024	$857	862	855
						Telecommunications Total	$39,758	$39,512	3.7%

Transportation: Cargo	A&R Logistics, Inc. (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	5/5/2025	$610	526	610
	A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$43,423	42,762	43,423
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$2,442	2,403	2,442
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$6,019	5,950	6,019
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025	$2,736	2,712	2,736
	ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	-	445	490
	ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	9	9	-
	ENC Holding Corporation (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.00%	4.20%	5/30/2025	$10,149	10,140	10,149
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-	1,011	1,011	736

	Grammer Investment Holdings LLC (19) (25) (26)	Preferred Equity	10% PIK	10.00%	-	8	752	817
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-	122	-	-
	Grammer Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024	$-	-	-
	Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	9/30/2024	$8,170	8,039	8,170
	Omni Logistics, LLC (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,454	13,770
	PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025	$22,238	22,232	22,387
	REP Coinvest III- A Omni, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	1,377	1,377	1,377
						Transportation: Cargo Total	$111,812	$113,126	10.5%

Transportation: Consumer	Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	2,296
	Toro Private Investments II, L.P. (6) (12) (18) (29)	First Lien Senior Secured Loan	L+ 5.00%	5.20%	5/29/2026	$6,698	4,556	5,469
						Transportation: Consumer Total	$7,646	$7,765	0.7%

Wholesale	Abracon Group Holding, LLC (14) (19) (25)	Equity Interest	-	-	-	2	1,833	1,685
	Abracon Group Holding, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024	$-	(24)	-
	Abracon Group Holding, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2024	$35,637	35,518	35,637
	Aramsco, Inc. (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/28/2024	$-	(34)	-
	Aramsco, Inc. (7) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	5.36%	8/28/2024	$23,981	23,682	23,981
	Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	1,897
	PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,818	9,776	9,454
	PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,496	6,426	6,256
						Wholesale Total	$78,189	$78,910	7.3%
						Non-Controlled/Non-Affiliate Investments Total	$2,003,536	$1,979,964	183.6%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (6) (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	16,364
							Beverage, Food & Tobacco Total	$6,720	$16,364	1.5%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Equity Interest	-	-	-	1,123	-	-
		Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Preferred Equity	-	-	-	36,084	10,104	11,381
		Blackbrush Oil & Gas, L.P. (10) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,149	12,149	12,149
							Energy: Oil & Gas Total	$22,253	$23,530	2.2%

	Transportation: Consumer	Direct Travel, Inc. (10) (18) (19) (26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,542	4,542	4,542
		Direct Travel, Inc. (10) (14) (19) (25)	Equity Interest	-	-	-	68	-	-
		Direct Travel, Inc. (7) (10) (15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.30% PIK)	9.50%	10/2/2023	$3,163	3,163	2,546
		Direct Travel, Inc. (7) (10) (15) (19) (26) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.30% PIK)	9.50%	10/2/2023	$1,605	1,605	1,292
		Direct Travel, Inc. (7) (10) (15) (19) (26)	First Lien Senior Secured Loan	L+ 9.27%	9.45%	10/2/2023	$54,039	54,039	43,502
		Direct Travel, Inc. (3) (10) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$3,450	3,450	3,450
		Direct Travel, Inc. (10) (18) (19) (28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$67,001	$55,534	5.2%
							Non-Controlled/Affiliate Investments Total	$95,974	$95,428	8.9%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred Equity	-	16.00%	-	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025	$26,955	26,333	26,955
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-	11,863	11,863	11,047
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-	1,116	1,116	216
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$6,712	6,712	6,712
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-	84,675	84,675	67,360
							Aerospace & Defense Total	$141,523	$123,118	11.4%

	Investment Vehicles	International Senior Loan Program, LLC (6) (10) (11) (14) (19) (25)	Equity Interest Investment Vehicles	-	-	-	31,610	31,610	31,610
		International Senior Loan Program, LLC (6) (10) (11) (15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	46,805	97,360	97,360	97,360
							Investment Vehicles Total	$128,970	$128,970	12.0%

	Transportation: Cargo	Lightning Holdings B, LLC (6) (10) (11) (14) (19) (25)	Equity Interest	-	-	-	8,220	8,220	8,259
							Transportation: Cargo Total	$8,220	$8,259	0.8%
							Controlled Affiliate Investments Total	$278,713	$260,347	24.2%
							Investments Total	$2,378,223	$2,335,739	216.7%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	-	0.04%	-	$101,339	101,339	101,339
							Cash Equivalents Total	$101,339	$101,339	9.4%
							Investments and Cash Equivalents Total	$2,479,562	$2,437,078	226.1%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$(20)
US DOLLARS 208	CANADIAN DOLLAR 256	Bank of New York Mellon	4/15/2021	(4)
US DOLLARS 46,345	EURO 38,170	Bank of New York Mellon	4/15/2021	1,489
US DOLLARS 9,691	EURO 8,130	Bank of New York Mellon	6/24/2021	122
US DOLLARS 2,051	POUND STERLING 1,980	Bank of New York Mellon	9/10/2021	(680)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(371)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(277)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(416)
US DOLLARS 29,920	EURO 29,242	Goldman Sachs	5/21/2021	(4,470)
US DOLLARS 18,916	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/9/2021	(738)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(1,448)
US DOLLARS 97,874	POUND STERLING 77,470	Goldman Sachs	6/7/2021	(9,881)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(623)
US DOLLARS 2,794	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(151)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(569)
				$(18,037)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company’s net assets of $1,077,806 as of March 31, 2021.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets totaled 15.2% of the Company’s total assets.
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
(13) $251 of the total par amount for this security is at P+ 3.75%.
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
(21) Loan includes interest rate floor of 0.25%.
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
(24) $1,486 of the total par amount for this security is at P+ 4.50%.
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $198,390 or 18.41% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACC Holdco, LLC	6/28/2019
ADT Pizza, LLC	10/29/2018
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
CB Titan Holdings, Inc.	5/1/2017
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Gale Aviation (Offshore) Co	1/2/2019
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Kellstrom Aerospace Group, Inc	7/1/2019
PP Ultimate Holdings B, LLC	12/20/2018
Precision Ultimate Holdings, LLC	11/6/2019
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
Direct Travel, Inc.	10/2/2020
Lightning Holdings B, LLC	1/2/2020
MZR Aggregator	12/22/2020
Fineline Parent Holdings	2/22/2021
ACM dcBLOX LLC	3/22/2021
REP Coinvest III- A Omni, L.P.	2/5/2021
International Senior Loan Program, LLC	2/22/2021
DC Blox Inc.	3/23/2021

(26) Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27) Asset is in an escrow liquidating trust.
(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30) Cash equivalents include $76,730 of restricted cash.
(31) Loan includes interest rate floor of 2.00%.
(32) Loan includes interest rate floor of 1.50%.
(33) $2 of the total par amount for this security is at P+ 5.50%
(34) $286 of the total par amount for this security is at L+ 5.50%
(35) $13 of the total par amount for this security is at P+ 4.75%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2020
(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.25%	8.50%	10/9/2026	$6,540	6,486	5,036
		Forming & Machining Industries Inc.(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.50%	10/9/2025	$16,608	16,498	13,301
		GSP Holdings, LLC(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	7.00%	11/6/2025	$35,917	35,686	31,607
		GSP Holdings, LLC(3)(7)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.50% (0.25% PIK)	6.75%	11/6/2025	$1,134	1,097	590
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	753
		Kellstrom Commercial Aerospace, Inc.(3)(18)(19)(21)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.88%	7/1/2025	$5,331	5,234	4,755
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,608	33,067	30,583
		Novetta, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,513	6,457	6,499
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	952
		Salient CRGT, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$12,087	12,109	11,634
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,550
		WCI-HSG Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	2/24/2025	$1,075	1,047	1,048
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	2/24/2025	$17,600	17,416	17,424
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(13)	(91)

	Whitcraft LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,182	39,870	38,172
	WP CPP Holdings, LLC. (12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,632	9,936
						Aerospace & Defense Total	$190,641	$173,749	16.3%
Automotive	CST Buyer Company(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(21)	—
	CST Buyer Company(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$34,166	33,764	34,166
	JHCC Holdings, LLC(2)(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	9/9/2025	$—	(33)	(188)
	JHCC Holdings, LLC(3)(7)(15)(19)(22)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.50%	7.10%	9/9/2025	$1,561	1,519	1,470
	JHCC Holdings, LLC(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$2,222	2,214	2,155
	JHCC Holdings, LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,379	29,027	28,497
						Automotive Total	$66,470	$66,100	6.2%
Banking	Green Street Parent, LLC(2)(3)(5)(18)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(38)	(103)
	Green Street Parent, LLC(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.52%	8/27/2026	$14,335	14,096	13,725
						Banking Total	$14,058	$13,622	1.3%
Beverage, Food & Tobacco	NPC International, Inc.(15)(27)(31)	First Lien Senior Secured Loan	P+ 4.50%	7.75%	4/19/2024	$4,937	4,957	4,694
	NPC International, Inc.(32)	First Lien Senior Secured Loan	L+ 15.50%	17.00%	1/21/2021	$412	410	412

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Beverage, Food & Tobacco Total	$5,367	$5,106	0.5%
	Capital Equipment	Dorner Manufacturing Corp.(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	3/15/2022	$—	(7)	—
		Dorner Manufacturing Corp.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$6,799	6,721	6,799
		East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	754
		Electronics For Imaging, Inc.(12)(18)(19)(29)	Second Lien Senior Secured Loan	L+ 9.00%	9.15%	7/23/2027	$13,070	12,327	10,717
		Engineered Controls International, LLC(12)(19)(21)(29)(32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$32,759	32,174	32,759
		EXC Holdings III Corp.(12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025	$8,240	8,251	8,274
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	4,251	10,398
		FFI Holdings I Corp(3)(19)(30)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	8.00%	1/24/2025	$1,494	1,437	1,494
		FFI Holdings I Corp(7)(12)(13)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025	$68,317	67,850	68,317
		FFI Holdings I Corp(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/24/2025	$—	(63)	—
		FFI Holdings I Corp(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	1/24/2025	$789	781	789
		Jonathan Acquisition Company(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,801	7,800
		Tidel Engineering, L.P.(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P.(7)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$37,835	37,835	37,835
		Velvet Acquisition B.V.(6)(18)(19)(21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,346	7,351
							Capital Equipment Total	$188,123	$193,287	18.1%

Chemicals, Plastics & Rubber	AP Plastics Group, LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.00%	5.00%	8/2/2021	$2,833	2,833	2,833
	AP Plastics Group, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,671	19,856
	Niacet b.v.(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,437	3,690	4,128
	Plaskolite, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,253	2,218	2,250
	V Global Holdings LLC(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,813	47,593	47,593
	V Global Holdings LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/22/2025	$—	(197)	(197)
						Chemicals, Plastics & Rubber Total	$75,808	$76,463	7.2%
Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,166	1,162	947
	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$12,333	12,290	10,021
	Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	145
	Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,319
	PP Ultimate Holdings B, LLC(14)(19)(25)	Equity Interest	—	—	—	1	1,352	1,675
	Profile Products LLC(3)(7)(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/20/2024	$831	779	783
	Profile Products LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$36,168	35,635	35,716
	Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,488
	Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	807
	Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,869	7,513

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		YLG Holdings, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.25%	7.25%	10/31/2025	$5,111	5,104	5,111
		YLG Holdings, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025	$—	(69)	—
		YLG Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/31/2025	$38,474	38,189	38,474
							Construction & Building Total	$105,567	$104,999	9.8%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/6/2024	$16,926	16,822	15,403
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	1,096
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	10/13/2025	$—	(57)	(89)
		TLC Purchaser, Inc.(2)(3)(5)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/13/2025	$—	(142)	(111)
		TLC Purchaser, Inc.(12)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,294	41,590	41,766
							Consumer Goods: Durable Total	$59,399	$58,065	5.4%
	Consumer Goods: Non-Durable	FineLine Technologies, Inc.(2)(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	11/4/2022	$—	(9)	(72)
		FineLine Technologies, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022	$31,066	30,974	30,212
		MND Holdings III Corp(12)(15)(29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,614	10,627	9,907
		RoC Opco LLC(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	2/25/2025	$—	(145)	—

	RoC Opco LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 7.75%	8.75%	2/25/2025	$40,487	39,737	40,487
	Solaray, LLC(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	9/11/2023	$14,425	14,425	14,136
	Solaray, LLC(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/9/2022	$7,424	7,395	7,424
	Solaray, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023	$42,170	42,170	41,326
	WU Holdco, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	3/26/2026	$5,588	5,536	5,588
	WU Holdco, Inc.(3)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	5.50%	3/26/2025	$902	857	902
	WU Holdco, Inc.(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$39,319	38,649	39,319
						Consumer Goods: Non-Durable Total	$190,216	$189,229	17.7%
Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.(6)(18)(19)(21)	Second Lien Senior Secured Loan	L+ 7.75%	7.90%	7/22/2027	$11,870	11,659	11,781
						Containers, Packaging, & Glass Total	$11,659	$11,781	1.1%
Energy: Electricity	Infinite Electronics International Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	7/2/2025	$19,552	19,541	18,868
	Infinite Electronics International Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.00%	8.15%	7/2/2026	$2,480	2,438	2,381
						Energy: Electricity Total	$21,979	$21,249	2.0%
Energy: Oil & Gas	Amspec Services, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/2/2024	$—	(42)	—
	Amspec Services, Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,653	43,261	43,653
	Amspec Services, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,826	2,786	2,826
						Energy: Oil & Gas Total	$46,005	$46,479	4.4%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
	FIRE: Finance	Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	12/23/2026		$—	(61)	(61)
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/23/2026		$10,138	9,987	9,936
		Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/23/2026		$—	(18)	(18)
		TA/Weg Holdings(3)(18)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$1,992	1,922	1,921
							FIRE: Finance Total		$11,830	$11,778	1.1%
	FIRE: Insurance	Ivy Finco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,217	8,992	9,704
		Ivy Finco Limited(6)(18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,077	8,827	9,502
		Margaux Acquisition Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.75%	6.75%	12/19/2024		$9,288	9,256	9,195
		Margaux Acquisition, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/19/2024		$—	(50)	(29)
		Margaux Acquisition Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024		$28,625	28,196	28,339
		Margaux UK Finance Limited(3)(5)(6)(15)(19)	First Lien Senior Secured Loan—
			Revolver	—	—	12/19/2024		£—	(8)	—
		Margaux UK Finance Limited(6)(15)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024		£7,629	9,804	10,414
							FIRE: Insurance Total		$65,017	$67,125	6.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited(6)(15)(19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021		€9,300	10,894	10,289
							FIRE: Real Estate Total		$10,894	$10,289	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—	—		1,953	1,953	2,625
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	3/3/2025		$—	(64)	—
		CPS Group Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,347	54,925	55,347
		Datix Bidco Limited(2)(3)(5)(6)(18)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/28/2024		£—	(17)	(7)
		Datix Bidco Limited(6)(18)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026		£12,134	16,369	16,564
		Datix Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.62%	4/28/2025	AUD	4,212	3,215	3,224
		Golden State Buyer, Inc.(12)(16)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$15,077	14,952	14,992
		Great Expressions Dental Centers PC(3)(15)(19)(26)	First Lien Senior Secured Loan—Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022		$661	655	454
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023		$7,802	7,789	6,437
		Island Medical Management Holdings, LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,627	8,570	7,764
		Medical Depot Holdings, Inc.(12)(15)(26)	First Lien Senior Secured Loan	L+ 5.50% (2% PIK)	8.50%	1/3/2023		$16,520	15,638	14,084
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		£10,033	11,169	12,204
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	L+ 4.50%	4.73%	6/17/2027		$19,966	19,541	19,667
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.00%	6.00%	5/28/2026		£13,131	14,138	15,892
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/28/2026		£22,468	24,635	27,193
		TecoStar Holdings, Inc.(12)(15)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,315	9,306
		U.S. Anesthesia Partners, Inc.(12)(15)(19)(21)	Second Lien Senior Secured Loan	L+ 7.25%	7.49%	6/23/2025		$16,520	16,364	15,859
							Healthcare & Pharmaceuticals Total		$219,147	$221,605	20.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
	High Tech Industries	AMI US Holdings Inc.(3)(12)(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.50%	5.65%	4/1/2024		$1,256	1,232	1,256
		AMI US Holdings Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$13,025	12,825	13,025
		Appriss Holdings, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan—Revolver	—	—	5/30/2025		$—	(46)	(47)
		Appriss Holdings, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.50%	5/29/2026		$48,386	47,879	47,902
		Appriss Holdings, Inc.(7)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.25%	5/29/2026		$4,988	4,843	4,988
		CB Nike IntermediateCo Ltd(3)(5)(6)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/31/2025		$—	(71)	—
		CB Nike IntermediateCo Ltd(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$35,068	34,485	35,068
		CMI Marketing Inc(3)(5)(15)(19)(29)	First Lien Senior Secured Loan—Revolver	—	—	5/24/2023		$—	(10)	—
		CMI Marketing Inc(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024		$15,101	15,008	15,101
		Drilling Info Holdings, Inc(12)(18)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/30/2025		$22,380	22,317	21,728
		Element Buyer, Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.25%	6.25%	7/18/2025		$11,192	11,216	11,192
		Element Buyer, Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	6.25%	7/19/2024		$283	244	283
		Element Buyer, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025		$37,390	37,660	37,390
		Everest Bidco(6)(15)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,142	13,946
		MRI Software LLC(7)(15)(28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,454	25,359	25,390
		MRI Software LLC(2)(3)(5)(15)(28)	First Lien Senior Secured Loan—Delayed Draw	—	—	2/10/2026		$—	(7)	(2)
		MRI Software LLC(2)(3)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	2/10/2026		$—	44	(45)
		nThrive, Inc.(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023		$8,000	7,988	8,000
		Utimaco, Inc.(6)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.91%	8/9/2027		$14,849	14,535	14,849
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—		28	2,833	3,065
		Ventiv Holdco, Inc.(3)(7)(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.50%	5.68%	9/3/2025		$426	382	417
		Ventiv Holdco, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$24,056	23,760	23,996
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,198	9,364
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	74,020	9,230	8,620
							High Tech Industries Total		$294,046	$295,486	27.7%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	7.65%	2/1/2027		$20,193	19,707	18,174
		Captain D’s LLC(3)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 4.50%	5.50%	12/15/2023		$1,382	1,373	1,382
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,489	12,559
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 9.00%	10.00%	3/21/2025		$18,829	18,820	17,778
							Hotel, Gaming & Leisure Total		$52,389	$49,893	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.50% PIK	7.50%	12/20/2024		$4,613	4,610	3,944
		Ansira Holdings, Inc.(3)(19)(23)(31)	First Lien Senior Secured Loan—Revolver	P+ 4.75%	7.77%	12/20/2024		$5,383	5,383	5,383

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$37,208	37,150	31,813
							Media: Advertising,Printing & Publishing
							Total		$47,143	$41,140	3.9%
	Media: Broadcasting &Subscription	Vital Holdco Limited(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	5/29/2026		$35,357	34,654	35,357
		Vital Holdco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.75%	4.75%	5/29/2026		€7,917	8,645	9,679
							Media: Broadcasting & Subscription Total		$43,299	$45,036	4.2%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(15)(19)	First Lien Senior Secured Loan—Revolver	CDOR+ 5.50%	6.50%	4/30/2026	CAD	56	40	44
		9 Story Media Group Inc.(6)(15)(19)(21)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.50%	4/30/2026	CAD	7,310	5,363	5,725
		9 Story Media Group Inc.(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	4/30/2026		€3,938	4,507	4,814
		Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,151	14,416
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,825	9,347
		International Entertainment Investments Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.82%	5/31/2023		£8,686	10,657	11,857
							Media: Diversified & Production Total		$47,810	$48,470	4.5%
	Retail	Batteries Plus Holding Corporation(3)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	7/6/2022		$—	—	—
		Batteries Plus Holding Corporation(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
		Thrasio, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	12/18/2026		$—	(313)	(313)
		Thrasio, LLC(15)(19)(21)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,965	10,691	10,691
							Retail Total		$39,050	$39,050	3.7%

	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan—Delayed Draw	L+ 4.25%	4.40%	7/10/2025		$3,855	3,848	2,660
		AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/10/2025		$15,930	15,904	10,992
		Comet Bidco Limited(6)(18)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024		£7,362	9,523	8,911
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—		2	2,448	1,605
		Hightower Holding, LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$40,850	40,708	40,850
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan—Revolver	—	—	9/3/2026		$—	(117)	—
		Refine Intermediate, Inc.(15)(19)(21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,396	21,894
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,715	17,453	19,212
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€16,697	18,244	20,412
		TEI Holdings Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 7.25%	8.25%	12/23/2025		$3,471	3,426	3,200
		TEI Holdings Inc.(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,749	48,204	45,824
							Services: Business Total		$181,037	$175,560	16.3%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—		1	798	798

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
		MZR Buyer, LLC(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 6.75%	7.75%	12/21/2026		$5,210	5,106	5,105
		MZR Buyer, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,634	39,828	39,822
		Pearl Intermediate Parent LLC(18)(29)	Second Lien Senior Secured Loan	L+ 6.25%	6.40%	2/13/2026		$2,571	2,584	2,558
		Surrey Bidco Limited(6)(17)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026		£5,000	6,163	6,501
		Trafalgar Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.02%	9/11/2024		£6,011	7,763	8,206
		Zeppelin BidCo Pty Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.23%	6/28/2024	AUD	20,621	14,099	15,707
							Services: Consumer Total		$76,341	$78,697	7.4%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc.(18)(29)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	4/30/2026		$6,386	6,360	6,373
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan—Revolver	L+ 5.00%	6.00%	6/15/2023		$116	113	114
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$919	914	903
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,538	13,431	13,302
		Masergy Holdings, Inc.(15)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	862	851
							Telecommunications Total		$21,680	$21,543	2.0%
	Transportation: Cargo	A&R Logistics, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	5/5/2025		$—	(90)	(46)
		A&R Logistics, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,534	42,827	43,207
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$2,448	2,408	2,430
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$6,035	5,961	5,989
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,743	2,717	2,743
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		—	445	522
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		9	9	16
		ENC Holding Corporation(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.25%	5/30/2025		$10,173	10,163	10,072
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—		1,011	1,011	805
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—		7	714	754
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—		122	—	—
		Grammer Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan—Revolver	—	—	9/30/2024		$—	6	—
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan—Revolver	L+ 4.75%	5.75%	9/30/2024		$9,277	9,128	9,277
		Omni Logistics, LLC(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027		$13,770	13,427	13,426
		PS HoldCo, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025		$22,295	22,286	21,849
							Transportation: Cargo Total		$111,012	$111,044	10.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—		3,090	3,090	1,969
		Toro Private Investments II, L.P.(6)(12)(18)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.25%	5/29/2026		$6,715	4,484	4,605
							Transportation: Consumer Total		$7,574	$6,574	0.6%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—		2	1,833	1,618
		Abracon Group Holding, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	7/18/2024		$—	(25)	(50)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Abracon Group Holding, LLC(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/18/2024	$35,639	35,511	35,015
		Aramsco, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(36)	(51)
		Aramsco, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.40%	8/28/2024	$24,042	23,729	23,681
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,126
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,844	9,794	9,450
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,514	6,430	6,253
							Wholesale Total	$78,248	$78,042	7.3%
							Non-Controlled/ Non-Affiliate Investments Total	$2,281,809	$2,261,461	211.7%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	15,918
							Beverage, Food & Tobacco Total	$6,720	$15,918	1.5%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36	10,104	10,239
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,089	12,089	12,089
							Energy: Oil & Gas	$22,193	$22,328	2.1%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(21)	First Lien Senior Secured Loan	L+ 1.00%	1.25%	10/2/2023	$4,404	4,404	4,404
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$3,100	3,100	2,588
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$1,572	1,572	1,313
		Direct Travel, Inc.(7)(10)(15)(19)(21)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.27% PIK)	9.50%	10/2/2023	$52,948	52,948	44,212

	Direct Travel, Inc.(3)(10)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$1,950	1,950	1,950
	Direct Travel, Inc.(10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
						Transportation: Consumer	$64,176	$54,669	5.1%
						Non-Controlled/Affiliate Investments Total	$93,089	$92,915	8.7%
Controlled Affiliate Investments
Aerospace & Defense	ACC Holdco, LLC(10)(11)(19)(25)	Preferred Equity	—	16.00%	—	10,828	10,824	10,828
	Air Comm Corporation LLC(10)(11)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025	$27,023	26,362	26,484
	BCC Jetstream Holdings Aviation (Off I), LLC(3)(6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	11,863	11,863	11,703
	BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)(25)	Equity Interest	—	—	—	1,116	1,116	629
	BCC Jetstream Holdings Aviation (On II), LLC(3)(10)(11)(19)(20)(26)	First Lien Senior Secured Loan	—	10.00% PIK	6/2/2022	$6,712	6,712	6,712
	Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	84	83,656	66,448
						Aerospace & Defense Total	$140,533	$122,804	11.5%
Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(19)(25)	Equity Interest	—	—	—	7,308	7,308	7,308
							$7,308	$7,308	0.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Controlled Affiliate Investments Total	$147,841	$130,112	12.2%
							Investments Total	$2,522,739	$2,484,488	232.6%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	0.03%	—	$1,846	1,846	1,846
	Cash Equivalents	Goldman Sachs US Treasury Liquid Reserves Fund(30)	Cash Equivalents	—	0.01%	—	$53,106	53,106	53,106
							Cash Equivalents Total	$54,952	$54,952	5.2%
							Investments and Cash Equivalents Total	$2,577,691	$2,539,440	237.8%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$ (18)
US DOLLARS 088	CANADIAN DOLLAR 122	Bank of New York Mellon	4/15/2021	(7)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	(17)
POUND STERLING 6,460	US DOLLARS 8,406	Bank of New York Mellon	9/10/2021	(440)
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(776)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(400)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(359)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(990)
US DOLLARS 31,103	EURO 27,540	Goldman Sachs	3/9/2021	(2,644)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	(6,395)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(1,630)
US DOLLARS 19,442	POUND STERLING 14,522	Goldman Sachs	6/7/2021	434
US DOLLARS 97,874	POUND STERLING 77,470	Goldman Sachs	6/7/2021	(8,159)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(642)
US DOLLARS 2,794	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(121)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(450)
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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2021 there were no loans on non-accrual. As of December 31, 2020, there was one loan placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2021. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2021, the tax years that remain subject to examination are from 2017 forward.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), (“ASU 2020-04”) which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on the Company’s consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2021 (with corresponding percentage of total portfolio investments):

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,951,062	82.0%	$1,915,682	82.0%
Second Lien Senior Secured Loans	128,839	5.4	124,307	5.3
Equity Interest	135,738	5.8	123,732	5.3
Subordinated Note Investment Vehicles (1)	97,360	4.1	97,360	4.2
Preferred equity	33,612	1.4	43,046	1.8
Equity Interest Investment Vehicles (1)	31,610	1.3	31,610	1.4
Warrants	2	0.0	2	0.0
Total	$2,378,223	100.0%	$2,335,739	100.0%

(1) Represents debt and equity investment in ISLP

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2021 (with corresponding percentage of total portfolio investments):

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,150,697	90.4%	$2,126,609	91.1%
Cayman Islands	92,895	4.0	75,619	3.2
Germany	62,924	2.6	61,400	2.6
Luxembourg	37,527	1.6	37,633	1.6
Ireland	20,821	0.9	20,112	0.9
United Kingdom	12,458	0.5	13,436	0.6
Israel	344	0.0	351	0.0
Sweden	184	0.0	177	0.0
Australia	141	0.0	157	0.0
France	132	0.0	141	0.0
Canada	100	0.0	104	0.0
Total	$2,378,223	100.0%	$2,335,739	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2021 (with corresponding percentage of total portfolio investments):

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,942	14.0%	$300,972	12.9%
Consumer Goods: Non-Durable	194,534	8.1	194,667	8.3
High Tech Industries	192,493	8.1	193,544	8.3
Capital Equipment	179,699	7.6	186,522	8.0
Services: Business	167,735	7.1	159,847	6.8
Investment Vehicles (2)	128,970	5.4	128,970	5.6
Transportation: Cargo	120,032	5.0	121,385	5.2
Healthcare & Pharmaceuticals	119,593	5.0	118,804	5.1
Construction & Building	107,685	4.5	107,327	4.6
Media: Diversified & Production	89,974	3.8	87,364	3.7
Wholesale	78,189	3.3	78,910	3.4
Chemicals, Plastics & Rubber	72,193	3.0	73,189	3.1
Energy: Oil & Gas	68,173	2.9	69,891	3.0
Services: Consumer	66,762	2.8	67,619	2.9
Transportation: Consumer	74,647	3.1	63,299	2.7
Consumer Goods: Durable	59,311	2.5	56,845	2.4
Automotive	52,516	2.2	53,132	2.3
Hotel, Gaming & Leisure	53,304	2.2	51,830	2.2
FIRE: Insurance	47,118	2.0	48,321	2.1
Retail	39,517	1.7	40,081	1.7
Telecommunications	39,758	1.7	39,512	1.7
Media: Advertising, Printing & Publishing	46,788	2.0	37,470	1.6
Beverage, Food & Tobacco	7,423	0.3	16,991	0.7
Banking	15,196	0.6	15,459	0.7
FIRE: Finance (1)	13,212	0.6	13,498	0.6
FIRE: Real Estate (1)	10,909	0.5	9,725	0.4
Media: Broadcasting & Subscription	433	0.0	447	0.0
Containers, Packaging, & Glass	117	0.0	118	0.0
Total	$2,378,223	100.0%	$2,335,739	100.0%

(1) Finance, Insurance, and Real Estate (“FIRE”).

(2) Represents debt and equity investment in ISLP.

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

(1) Finance, Insurance, and Real Estate (“FIRE”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of March 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $97.4 million, and equity interests of $31.6 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company had sold $317.1 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that ISLP is an investment company under ASC, Topic 946, Financial Services - Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP's four-person Member Designees' Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees' Committee.

As of March 31, 2021, ISLP had $319.6 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of March 31, 2021 the ISLP Credit Facility had $146.2 million of outstanding debt under the credit facility. As of March 31, 2021, the effective rate on the ISLP Credit Facility was 2.3% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of March 31, 2021
Total investments	$319,607
Weighted average yield on investments	6.1%
Number of borrowers in ISLP	18
Largest portfolio company investment	$44,213
Total of five largest portfolio company investments	$162,340
Unfunded commitments	$5,794

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of March 31, 2021
(in thousands)
(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.74%	4/28/2025	AUD 4,169	3,286	3,176
							Healthcare & Pharmaceuticals Total	$3,286	$3,176	6.7%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSW+ 5.75%	6.75%	9/12/2022	AUD 30,244	22,868	22,807
							Information Technology Services Total	$22,868	$22,807	47.8%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSW+ 5.00%	5.23%	6/28/2024	AUD 20,415	16,012	15,550
							Services: Consumer Total	$16,012	$15,550	32.6%

							Australian Dollar Total	$42,166	$41,533	87.1%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026	£12,013	16,916	16,577
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver			10/28/2024	£-	-	-
							Healthcare & Pharmaceuticals Total	$16,916	$16,577	34.7%

	High Tech Industries	Everest Bidco	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,114	14,243	13,957
							High Tech Industries Total	$14,243	$13,957	29.3%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.27%	5/31/2023	£8,599	12,109	11,866
							Media: Diversified & Production Total	$12,109	$11,866	24.9%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024	£7,362	9,225	9,410
							Services: Business Total	$9,225	$9,410	19.7%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026	£4,954	6,651	6,512
							Services: Consumer Total	$6,651	$6,512	13.7%

							British Pounds Total	$59,144	$58,322	122.3%

Canadian Dollar
	Healthcare & Pharmaceuticals	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	0.00%	4/30/2026	CAD 149	36	36
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.25%	6.25%	4/30/2026	CAD 7,219	5,731	5,742
							Healthcare & Pharmaceuticals Total	$5,767	$5,778	12.1%

							Canadian Dollar Total	$5,767	$5,778	12.1%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK 56,429	9,231	8,914
							High Tech Industries Total	$9,231	$8,914	18.7%

							Danish Krone Total	$9,231	$8,914	18.7%

European Currency
	Chemicals, Plastics & Rubber	Niacet Corporation	First Lien Senior Secured Loan	EURIBOR+ 4.5%	5.50%	2/1/2024	€3,437	4,110	3,988
							Chemicals, Plastics & Rubber Total	$4,110	$3,988	8.4%

	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€9,933	12,024	11,671
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€12,999	15,659	15,122
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€22,244	26,794	25,874
							Healthcare & Pharmaceuticals Total	$54,477	$52,667	110.4%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/1/2026	€7,838	9,535	9,210
							Media: Broadcasting & Subscription Total	$9,535	$9,210	19.3%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026	€3,888	4,730	4,569
							Media: Diversified & Production Total	$4,730	$4,569	9.6%

							European Currency Total	$72,852	$70,434	147.7%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK 73,280	8,651	8,595
							High Tech Industries Total	$8,651	$8,595	18.0%

							Norwegian Krone Total	$8,651	$8,595	18.0%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	3/1/2023	$14,927	14,927	14,927
							Automotive Total	$14,927	$14,927	31.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.86%	7/22/2027	$11,752	11,665	11,693
							Containers, Packaging, & Glass Total	$11,665	$11,693	24.5%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026	$15,038	14,955	15,076
							Healthcare & Pharmaceuticals Total	$14,955	$15,076	31.6%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver			10/31/2025	$-	-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 5.00%	5.75%	10/31/2025	$34,630	34,630	34,630
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.25%	4.51%	8/9/2027	$14,701	14,701	14,701
							High Tech Industries Total	$49,331	$49,331	103.5%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026	$35,004	35,004	35,004
							Media: Broadcasting & Subscription Total	$35,004	$35,004	73.4%

							U.S. Dollars Total	$125,882	$126,031	264.3%
							Total	$323,693	$319,607	670.2%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
BRITISH POUNDS 1,341	AUSTRALIAN DOLLARS 2,063	Goldman Sachs	04/21/2021	$278
EURO 481	AUSTRALIAN DOLLARS 746	Goldman Sachs	04/19/2021	(3)
EURO 1,973	BRITISH POUNDS 1,708	Goldman Sachs	04/19/2021	(36)
EURO 5,597	BRITISH POUNDS 4,848	Goldman Sachs	04/19/2021	(108)
EURO 145	CANADIAN DOLLARS 221	Goldman Sachs	04/19/2021	(6)
EURO 406	CANADIAN DOLLARS 624	Goldman Sachs	04/19/2021	(19)
EURO 232	DANISH KRONE 1,729	Goldman Sachs	04/19/2021	-
EURO 641	DANISH KRONE 4,773	Goldman Sachs	04/19/2021	(1)
EURO 219	NORWEGIAN KRONE 2,246	Goldman Sachs	04/19/2021	(6)
EURO 598	NORWEGIAN KRONE 6,198	Goldman Sachs	04/19/2021	(24)
EURO 8,660	US DOLLARS 10,551	Goldman Sachs	04/19/2021	(373)
EURO 3,235	US DOLLARS 3,908	Goldman Sachs	04/19/2021	(106)
US DOLLARS 2,248	AUSTRALIAN DOLLARS 2,887	Goldman Sachs	04/19/2021	50
US DOLLARS 6,324	AUSTRALIAN DOLLARS 7,988	Goldman Sachs	04/19/2021	242
US DOLLARS 26,437	BRITISH POUNDS 18,768	Goldman Sachs	04/19/2021	558
US DOLLARS 9,224	BRITISH POUNDS 6,611	Goldman Sachs	04/19/2021	108
US DOLLARS 1,914	CANADIAN DOLLARS 2,414	Goldman Sachs	04/19/2021	(6)
US DOLLARS 677	CANADIAN DOLLARS 856	Goldman Sachs	04/19/2021	(4)
US DOLLARS 3,026	DANISH KRONE 18,476	Goldman Sachs	04/19/2021	106
US DOLLARS 1,087	DANISH KRONE 6,694	Goldman Sachs	04/19/2021	29
US DOLLARS 23,629	EURO 19,416	Goldman Sachs	04/19/2021	810
US DOLLARS 5,015	EURO 4,152	Goldman Sachs	04/19/2021	135
US DOLLARS 2,835	NORWEGIAN KRONE 23,994	Goldman Sachs	04/19/2021	25
US DOLLARS 1,022	NORWEGIAN KRONE 8,693	Goldman Sachs	04/19/2021	4
				$1,653

Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
March 31, 2021
Investments at fair value (cost - $323,693)	$319,607
Cash	1,069
Foreign cash	1,611
Deferred financing costs	2,343
Other assets	8,673
Total assets	$333,303
Debt	$146,153
Subordinated notes payable to members	137,622
Other payables	1,843
Total liabilities	$285,618
Members’ equity	47,685
Total liabilities and members’ equity	$333,303

Selected Statement of Operations Information

For the three months ended
March 31, 2021
Investment Income
Interest Income	$2,096
Other	—
Total investment income	2,096
Expenses
Interest and debt financing expenses	555
Interest expense on members subordinated notes	1,307
General and administrative expenses	357
Total expenses	2,219
Net investment income (loss)	(123)
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(22)
Net realized gain (loss) on foreign currency transactions	3,344
Net unrealized gain (loss) on foreign currency	2,992
Net change in unrealized appreciation (depreciation) on forward contracts	1,653
Net change in unrealized appreciation (depreciation) on investments	(4,086)
Net gain (loss) on investments	3,881
Net increase (decrease) in members’ equity resulting from operations	$3,758

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
First Lien Senior Secured Loans	$—	$129,879	$1,785,803	$1,915,682
Equity Interests	—	—	123,732	123,732
Second Lien Senior Secured Loans	—	22,121	102,186	124,307
Subordinated Note in Investment Vehicles (1)	—	—	97,360	97,360
Preferred Equity	—	—	43,046	43,046
Equity Interest in Investment Vehicles (1)	—	—	31,610	31,610
Warrants	—	—	2	2
Total Investments	$—	$152,000	$2,183,739	$2,335,739
Cash equivalents	$101,339	$—	$—	$101,339
Forward currency exchange contracts (asset)	$—	$907	$—	$907
Forward currency exchange contracts (liability)	$—	$18,944	$—	$18,944

(1) Represents debt and equity investment in ISLP.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2020, according to the fair value hierarchy:

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Equity Interest in Investment Vehicles (2)	Warrants	Total Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	198,832	4,247	44,741	97,360	3,889	34,847	2	383,918
Paid-in-kind interest	2,365	—	—	—	—	—	—	2,365
Net accretion of discounts (amortization of premiums)	1,354	—	139	—	—	—	—	1,493
Proceeds from principal repayments and sales of investments (1)	(417,636)	—	(85,589)	—	—	—	—	(503,225)
Net change in unrealized appreciation (depreciation) on investments	(14,671)	(420)	714	—	1,444	—	—	(12,933)
Net realized gains (losses) on investments	17,293	—	1,840	—	—	(3,237)	—	15,896
Transfers out of Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	47,116	—	—	—	—	—	—	47,116
Balance as of March 31, 2021	$1,785,803	$123,732	$102,186	$97,360	$43,046	$31,610	$2	$2,183,739
Change in unrealized appreciation (depreciation) attributable to investments still held at March 31, 2021	$(9,874)	$(420)	$673	$—	$1,443	$—	$—	$(8,178)

(1) Includes reorganizations and restructuring of investments.

(2) Represents debt and equity investment in ISLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2021, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2021, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interest	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost	269,337	116	—	—	6,594	—	—	276,047
Paid-in-kind interest	126	—	—	—	—	33	—	159
Net accretion of discounts (amortization of premiums)	1,019	11	90	11	—	—	—	1,131
Proceeds from principal repayments and sales of investments	(130,432)	(11,622)	—	—	—	—	—	(142,054)
Net change in unrealized depreciation on investments	(81,952)	(1,547)	(13,762)	(11)	(6,020)	(2,818)	(122)	(106,232)
Net realized losses on investments	(571)	—	—	—	—	—	—	(571)
Transfers out of Level 3	(63,815)	—	(2,735)	—	—	—	—	(66,550)
Transfers to Level 3	95,946	—	13,743	—	—	—	—	109,689
Balance as of March 31, 2020	$2,079,279	$16,258	$121,363	$15,000	$99,867	$21,533	$—	$2,353,300
Change in unrealized depreciation attributable to investments still held at March 31, 2020	$(80,065)	$(1,361)	$(13,762)	$(11)	$(6,020)	$(2,818)	$(122)	$(104,159)

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2021 were as follows:

	As of March 31, 2021
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,458,829	Discounted Cash Flows	Comparative Yields	4.7%-16.4% (8.1%	)
First Lien Senior Secured Loans	55,534	Comparable Company Multiple	EBITDA Multiple	7.5x-7.5x (7.5x	)
First Lien Senior Secured Loans	18,861	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	16,774	Collateral Analysis	Recovery Rate	100.0%
Second Lien Senior Secured Loans	81,695	Discounted Cash Flows	Comparative Yields	8.9%-16.1% (11.4%	)
Equity Interests	86,882	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.1%	)
Equity Interests	35,911	Comparable Company Multiple	EBITDA Multiple	7.0x-20.8x (10.4x	)
Preferred Equity	16,574	Comparable Company Multiple	EBITDA Multiple	7.8x-13.3x (11.2x	)
Preferred Equity	11,381	Discounted Cash Flows	Discount Rate	10.0%
Warrants	—	Comparable Company Multiple	EBITDA Multiple	7.8	x
Total investments	$1,782,441

(1)

Included within the Level 3 assets of $2,183,739 is an amount of $401,298 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2021. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	As of December 31, 2020
	Fair Value of Level 3 Assets(1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
First Lien Senior Secured Loans	$1,730,334	Discounted Cash Flows	Comparative Yields	4.7%-15.2% (7.7)%
First Lien Senior Secured Loans	54,669	Comparable Company Multiple	EBITDA Multiple	7.5x-7.5x (7.5x )
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	18,801	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0)%
First Lien Senior Secured Loans	17,907	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	103,764	Discounted Cash Flows	Comparative Yields	8.3%-15.7% (10.5)%
Equity Interests	33,019	Comparable Company Multiple	EBITDA Multiple	7.0x-17.0x (10.0x )
Equity Interests	78,780	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.4)%
Preferred Equity	27,474	Comparable Company Multiple	EBITDA Multiple	7.8x-13.3x (11.5x )
Preferred Equity	10,239	Discounted Cash Flows	Discount Rate	10.0%
Warrants	—	Comparable Company Multiple	EBITDA Multiple	7.8x
Total investments	$2,074,987

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

The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair values of the 2026 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2021, approximate the carrying value of such notes.

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

For the three months ended March 31, 2021 and 2020, management fees were $8.7 million and $8.7 million, respectively. For the three months ended March 31, 2021, $0.0 million was contractually waived and $2.1 million was voluntarily waived. For the three months ended March 31, 2020, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of March 31, 2021 and December 31, 2020, management fees payable were $6.6 million and $6.3 million, respectively.

Incentive Fee

The incentive fee consists of two parts that are determined independently of each other such that one component may be payable even if the other is not.

The first part, the Incentive Fee based on income is calculated and payable quarterly in arrears as detailed below.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $6.7 million and $0.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended March 31, 2021 and 2020. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of March 31, 2021 and December 31, 2020, there was $6.7 million and $3.8 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2021 and December 31, 2020.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee. As of March 31, 2021 and December 31, 2020, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were $0.0 million and $0.0 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2021 and December 31, 2020, the Advisor held 487,675.35 and 487,574.03 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 12,875,920.66 and 12,875,920.66 shares of the Company at March 31, 2021 and December 31, 2020, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2021 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2021	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$15,918	$-	$-	$446	$-	$16,364	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	10,239	-	-	1,142	-	11,381	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,089	60	-	-	-	12,149	242	-
Direct Travel, Inc. First Lien Senior Secured Loan	4,404	138	-	-	-	4,542	139	-
Direct Travel, Inc. Equity Interest (1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	2,588	63	-	(105)	-	2,546	74	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,313	33	-	(54)	-	1,292	28	-
Direct Travel, Inc. First Lien Senior Secured Loan	44,212	1,091	-	(1,801)	-	43,502	1,270	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,950	1,500	-	-	-	3,450	52	-
Direct Travel, Inc. First Lien Senior Secured Loan	202	-	-	-	-	202	4	-
Total Non-Controlled/affiliate investment	$92,915	$2,885	$-	$(372)	$-	$95,428	$1,809	$-

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2021	Dividend and Interest Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$-	$-	$-	$10,828	$260	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	26,484	40	(69)	500	-	26,955	547	-
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	629	-	-	(413)	-	216	25	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,712	-	-	-	-	6,712	165	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,703	-	-	(656)	-	11,047	267	-
Gale Aviation (Offshore) Co, Equity Interest	66,448	1,019	-	(107)	-	67,360	1,484	-
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	-	34,847	-	-	(3,237)	31,610	-	-
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	-	97,360	-	-	-	97,360	925	-
Lightning Holdings Equity Interest	7,308	912	-	39	-	8,259	-	-
Total Controlled affiliate investment	$130,112	$134,178	$(69)	$(637)	$(3,237)	$260,347	$3,673	$-
Total	$223,027	$137,063	$(69)	$(1,009)	$(3,237)	$355,775	$5,482	$-

(1)	Non-income producing.

Transactions during the year ended December 31, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$-	$-	$9,198	$-	$15,918	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	-	10,104	-	135	-	10,239	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	-	12,089	-	-	-	12,089	321	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	4,404	-	-	-	4,404	14	-
Direct Travel, Inc. Equity Interest(1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	3,100	-	(512)	-	2,588	73	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,572	-	(259)	-	1,313	37	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	52,948	-	(8,736)	-	44,212	1,236	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,950	-	-	-	1,950	28	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	202	-	-	-	202	157	202
Total Non Controlled/affiliate investment	$6,720	$86,369	$-	$(174)	$-	$92,915	$1,866	$202

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$-	$-	$-	$10,828	$868	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	121	(274)	(524)	-	26,484	2,290	4
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	-	-	(1,240)	-	629	100	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	349	-	-	-	6,712	634	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	-	-	(1,388)	-	11,703	1,068	-
Gale Aviation (Offshore) Co, Equity Interest	57,773	26,648	-	(17,973)	-	66,448	6,500	-
Lightning Holdings Equity Interest	-	7,308	-	-	-	7,308	-	-
Total Controlled affiliate investment	$117,085	$34,426	$(274)	$(21,125)	$-	$130,112	$11,460	$4
Total	$123,805	$120,795	$(274)	$(21,299)	$-	$223,027	$13,326	$206

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 180% and 173%, respectively.

The Company’s outstanding borrowings as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$-	$-	$-	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,048	365,700	365,700	364,006
JPM Credit Facility	450,000	139,783	139,783	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	396,321	398,750	398,750	396,265
Revolving Advisor Loan	50,000	-	-	50,000	-	-
2023 Notes	150,000	150,000	147,333	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,408	-	-	-
Total Debt	$1,714,450	$1,354,233	$1,341,893	$1,839,450	$1,465,507	$1,458,360

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2021 and year ended December 31, 2020 were 3.2% and 3.6%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$-	$-	$-	$-	$-
2018-1 Notes	365,700	-	-	-	365,700
JPM Credit Facility	139,783	-	-	139,783	-
2019-1 Debt	398,750	-	-	-	398,750
2023 Notes	150,000	-	150,000	-	-
2026 Notes	300,000	-	-	300,000	-
Total Debt Obligations	$1,354,233	$-	$150,000	$439,783	$764,450

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

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum.

On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the 2026 Notes were used to repay the total outstanding debt. For the three months ended March 31, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$509	$4,398
Unused facility fee	118	94
Amortization of deferred financing costs and upfront commitment fees	-	266
Total interest and debt financing expenses	$627	$4,758

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.77%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.02%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.37
Class B	29,300	3.00% + 3 Month LIBOR	3.22%
Class C	30,400	4.00% + 3 Month LIBOR	4.22%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of March 31, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $424.6 million and cash of $34.9 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,024	$3,518
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$2,067	$3,561

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

The maturity date is the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds there from have been received by the Borrower. The stated maturity date of January 29, 2025 may be extended for successive one year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of March 31, 2021 and December 31, 2020, there were $139.8 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,424	$4,924
Unused facility fee	—	162
Amortization of deferred financing costs and upfront commitment fees	64	275
Total interest and debt financing expenses	$2,488	$5,361

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.94%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.94%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.94%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.84%
Class C	32,500	4.75% + 3 Month LIBOR	4.99%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of March 31, 2021, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $478.2 million and cash of $41.8 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.4 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,526	$4,137
Amortization of debt issuance costs and upfront commitment fees	57	57
Total interest and debt financing expenses	$2,583	$4,194

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of March 31, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$—	$2
Total interest and debt financing expenses	$—	$2

2023 Notes

On June 10, 2020, the Company entered into a Master Note Purchase Agreement with institutional investors listed on the Purchaser Schedule thereto (the “Note Purchase Agreement”), in connection with the Company’s issuance of $150.0 million aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “2023 Notes”). The sale of the 2023 Notes generated net proceeds of approximately $146.4 million, including an offering discount of $1.5 million and debt issuance costs in connection with the transaction, including fees and commissions, of $2.1 million.

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of March 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,604)	(1,785)
Original issue discount, net of accretion	(1,063)	(1,183)
Carrying value of 2023 Notes	$147,333	$147,032

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended March 31
	2021	2020
Borrowing interest expense	$3,188	$—
Amortization of debt issuance cost	180	—
Accretion of original issue discount	119	—
Total interest and debt financing expenses	$3,487	$—

2026 Notes

On March 10, 2021, the “Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.950% notes due 2026 (the “ 2026 Notes”).

The 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2026 Notes bear interest at a rate of 2.950% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(3,208)	—
Original issue discount, net of accretion	(2,384)	—
Carrying value of 2026 Notes	$294,408	$—

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$516	$—
Amortization of debt issuance cost	37	—
Amortization of original issue discount	28	—
Total interest and debt financing expenses	$581	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2021 and December 31, 2020 is included on the consolidated schedules of investments by contract. The Company had collateral receivables of $3.4 million and $4.9 million for March 31, 2021 and December 31, 2020, respectively with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $206.7 million. For the three months ended March 31, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $245.4 million.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2021:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$907	$—	$907	$—	$907
Citibank	Unrealized depreciation on forward currency contracts	$—	$(1,064)	$(1,064)	$1,064	$—
Goldman Sachs	Unrealized depreciation on forward currency contracts	$—	$(17,880)	$(17,880)	$—	$(17,880)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2020:

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31,
	2021	2020
Net realized gains (losses) on forward currency exchange contracts	$(3,292)	$1,505
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	4,577	13,121
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$1,285	$14,626

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $4.1 million and ($13.6) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.3 million and $14.6 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($2.8) million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
Total distributions declared			$0.34	$21,951

The distributions declared during the three months ended March 31, 2021 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2021 and December 31, 2020, BCSF Advisors, LP contributed in aggregate $8.9 million to the Company and received 487,675.35 shares of the Company and contributed $8.9 million to the Company and received 487,574.03 shares of the Company, respectively. At March 31, 2021 and December 31, 2020, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended March 31, 2021 and 2020, there were no shares issued pursuant to the dividend reinvestment plan.

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s Vice President and Treasurer and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. As of December 31, 2020, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2021, there have been no repurchases of common stock.

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

As of March 31, 2021, the Company had $216.8 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	5,486
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/31/2027	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	2,833
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/31/2025	4,711
Aptus 1724 Gmbh - Revolver	2/23/2026	7,791
Aramsco, Inc. - Revolver	8/28/2026	3,387
Armstrong Bidco Limited - Delayed Draw	4/30/2025	5,708
Batteries Plus Holding Corporation - Revolver	7/6/2022	3,779
Captain D’s LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
CPS Group Holdings, Inc. - Revolver	2/28/2025	4,933
CST Buyer Company - Revolver	3/1/2023	2,190
Datix Bidco Limited - Revolver	10/28/2024	13
DC Blox, Inc	3/22/2026	14,607
Direct Travel, Inc. - Delayed Draw	10/2/2023	3,300
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	2,683
FFI Holdings I Corp - Revolver	1/24/2025	2,499
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	591
Green Street Parent, LLC - Revolver	8/27/2025	1,258
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	4,845
JHCC Holdings, LLC - Revolver	9/9/2025	1,882
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	533
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	689
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,693
MZR Buyer, LLC - Revolver	12/22/2026	5,210
Profile Products LLC - Revolver	12/20/2024	805
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Solaray, LLC - Revolver	9/9/2022	5,327
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412

	Expiration Date (1)	Unfunded Commitments (2)
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	3/10/2026	11,814
TA/Weg Holdings - Delayed Draw	10/2/2025	6,146
TEI Holdings Inc. - Revolver	12/23/2025	1,962
Thrasio, LLC - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/10/2025	8,900
V Global Holdings LLC - Revolver	12/4/2025	7,885
Ventiv Holdco, Inc. - Revolver	8/20/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	4,057
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$216,802

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments(2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099

	Expiration Date (1)	Unfunded Commitments (2)
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	For the Three months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.54	$19.72
Net investment income (1)	0.34	0.44
Net realized gain (loss) (1) (7)	0.14	(0.18)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	0.01	(2.28)
Net increase (decrease) in net assets resulting from operations (1) (9) (10)	0.49	(2.02)
Stockholder distributions from income (3)	(0.34)	(0.41)
Net asset value at end of period	$16.69	$17.29
Net assets at end of period	$1,077,806	$892,777
Shares outstanding at end of period	64,562,265.27	51,649,812.27
Per share market value at end of period	$14.78	$9.27
Total return based on market value (12)	24.65%	(51.01)%
Total return based on net asset value (4)	2.96%	(10.24)%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	9.74%	8.90%
Ratio of total net expenses to average net assets (5) (11) (13)	9.18%	11.47%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	4.49%	7.07%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	8.55%	11.47%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	3.73%	3.45%
Average principal debt outstanding	$1,449,928	$1,581,868
Portfolio turnover (6)	15.93%	7.21%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.

(10)	Net increase (decrease) in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2021 and 2020, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was (0.20% ) and 0.00% for the three months ended March 31, 2021 and 2020, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2021 would be 9.54%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2020 would be 8.90%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2021 would be 9.38%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2020 would be 11.47%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 5, 2021, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with our financial statements and related notes appearing in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2021, we have invested approximately $4.2 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2021 and December 31, 2020, 99.1% and 99.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of March 31, 2021, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2021, the Company’s asset coverage was 180%.

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

As of March 31, 2021, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of March 31, 2021. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

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

Environmental, Social and Governance

Our Advisor believes that environmental, social, and governance (ESG) management helps to create lasting impact for all of its stakeholder groups, including investors, portfolio companies, employees and communities. ESG risks can have a negative impact on an issuer’s ability to meet its financial obligations. Therefore, strong ESG management aligns with our Advisor’s goal to seek and generate attractive risk-adjusted returns with the capital it invests. Our Advisor considers ESG factors throughout its investment decision-making process. These factors include, but are not limited to, applying a negative screen to avoid investing in companies with outsized ESG risks; examining the impact a company has on society and the environment during the diligence process; seeking to consider ESG factors from a company-specific and sector-wide perspective; and engaging companies via proxy voting, corporate actions and board seats, where applicable.

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested $386.3 million, including PIK, in 30 portfolio companies, and had $549.4 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $163.1 million for the period. Of the $386.3 million invested during the three months ended March 31, 2021, $25.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2021 (dollars in thousands):

	As of March 31, 2021
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,951,062	82.0%	$1,915,682	82.0%	7.3%	7.5%
Equity Interest	135,738	5.8	123,732	5.3	7.3	9.0
Second Lien Senior Secured Loans	128,839	5.4	124,307	5.3	9.6	9.9
Subordinated Note Investment Vehicles (2)	97,360	4.1	97,360	4.2	9.0	9.0
Preferred equity	33,612	1.4	43,046	1.8	15.0	14.9
Equity Interest in Investment Vehicles (2)	31,610	1.3	31,610	1.4	-	-
Warrants	2	0.0	2	0.0	N/A	N/A
Total	$2,378,223	100.0%	$2,335,739	100.0%	7.6%	7.8%

(1)

Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

(2)	Represents debt and equity investment in ISLP.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%	7.1%	7.2%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6	9.0	9.3
Equity Interests	131,491	5.2	119,905	4.8	8.8	10.7
Preferred Equity	29,723	1.2	37,713	1.5	15.0	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,522,739	100.0%	$2,484,488	100.0%	7.3%	7.5%

(1)

Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant acquiring debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2021:

As of
March 31, 2021
Number of portfolio companies	101
Percentage of debt bearing a floating rate (1)	99.1%
Percentage of debt bearing a fixed rate (1)	0.9%

(1)	Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2020:

As of December 31, 2020
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2021 (dollars in thousands):

	As of March 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,378,223	100.0%	$2,335,739	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,378,223	100.0%	$2,335,739	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,517,782	99.8%	$2,479,794	99.8%
Non-accrual	4,957	0.2	4,694	0.2
Total	$2,522,739	100.0%	$2,484,488	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, there are no loans on non-accrual. This is compared to one loan on non-accrual as of December 31, 2020, comprising 0.2% of the Company’s portfolio, based on fair value.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2021 (dollars in thousands):

	As of March 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$36,248	1.5%	$36,248	1.5%
Foreign cash	984	0.0	1,413	0.1
Restricted cash	76,730	3.1	76,730	3.1
First Lien Senior Secured Loans	1,951,062	78.3	1,915,682	78.1
Second Lien Senior Secure Loans	128,839	5.2	124,307	5.1
Equity Interests	135,738	5.4	123,732	5.0

	As of March 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Subordinated Note in Investment Vehicles (1)	97,360	3.9	97,360	4.0
Preferred Equity	33,612	1.3	43,046	1.8
Equity Interests in Investment Vehicles (1)	31,610	1.3	31,610	1.3
Warrants	2	0.0	2	0.0
Total	$2,492,185	100.0%	$2,450,130	100.0

(1) Represents debt and equity investment in ISLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2020 (dollars in thousands):

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2021 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of March 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,942	14.0%	$300,972	12.9%
Consumer Goods: Non-Durable	194,534	8.1	194,667	8.3
High Tech Industries	192,493	8.1	193,544	8.3
Capital Equipment	179,699	7.6	186,522	8.0
Services: Business	167,735	7.1	159,847	6.8
Investment Vehicles (2)	128,970	5.4	128,970	5.6
Transportation: Cargo	120,032	5.0	121,385	5.2
Healthcare & Pharmaceuticals	119,593	5.0	118,804	5.1
Construction & Building	107,685	4.5	107,327	4.6
Media: Diversified & Production	89,974	3.8	87,364	3.7
Wholesale	78,189	3.3	78,910	3.4
Chemicals, Plastics & Rubber	72,193	3.0	73,189	3.1
Energy: Oil & Gas	68,173	2.9	69,891	3.0
Services: Consumer	66,762	2.8	67,619	2.9
Transportation: Consumer	74,647	3.1	63,299	2.7
Consumer Goods: Durable	59,311	2.5	56,845	2.4
Automotive	52,516	2.2	53,132	2.3
Hotel, Gaming & Leisure	53,304	2.2	51,830	2.2
FIRE: Insurance	47,118	2.0	48,321	2.1
Retail	39,517	1.7	40,081	1.7
Telecommunications	39,758	1.7	39,512	1.7
Media: Advertising, Printing & Publishing	46,788	2.0	37,470	1.6
Beverage, Food & Tobacco	7,423	0.3	16,991	0.7
Banking	15,196	0.6	15,459	0.7
FIRE: Finance (1)	13,212	0.6	13,498	0.6
FIRE: Real Estate (1)	10,909	0.5	9,725	0.4
Media: Broadcasting & Subscription	433	0.0	447	0.0
Containers, Packaging, & Glass	117	0.0	118	0.0
Total	$2,378,223	100.0%	$2,335,739	100.0%

(1) Finance, Insurance and Real Estate (“FIRE”).

(2) Represents debt and equity investment in ISLP.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2021 (dollars in thousands):

	As of March 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$94,708	4.1%	3	3.0%
2	1,945,890	83.3	86	85.1
3	295,141	12.6	12	11.9
4	-	0.0	-	0.0
Total	$2,335,739	100.0%	101	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of March 31, 2021, the Company's investment in ISLP consisted of subordinated notes of $97.4 million, and equity interests of $31.6 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company had sold $317.1 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that ISLP, is an investment company under ASC, Topic 946, Financial Services - Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of quorum of Member Designees’ Committee.

As of March 31, 2021, ISLP had $319.6 million in debt investments, at fair value.

Additionally, through a wholly-owned subsidiary, ISLP has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of March 31, 2021 the ISLP Credit Facility had $146.2 million  of outstanding debt under the credit facility. As of March 31, 2021, the effective rate on the ISLP Credit Facility was 2.3% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of March 31, 2021
Total investments	$319,607
Weighted average yield on investments	6.1%
Number of borrowers in ISLP	18
Largest portfolio company investment	$44,213
Total of five largest portfolio company investments	$162,340
Unfunded commitments	$5,794

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of March 31, 2021
(in thousands)
(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.74%	4/28/2025	AUD 4,169	3,286	3,176
							Healthcare & Pharmaceuticals Total	$3,286	$3,176	6.7%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSW+ 5.75%	6.75%	9/12/2022	AUD 30,244	22,868	22,807
							Information Technology Services Total	$22,868	$22,807	47.8%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSW+ 5.00%	5.23%	6/28/2024	AUD 20,415	16,012	15,550
							Services: Consumer Total	$16,012	$15,550	32.6%

							Australian Dollar Total	$42,166	$41,533	87.1%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026	£12,013	16,916	16,577
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver			10/28/2024	£-	-	-
							Healthcare & Pharmaceuticals Total	$16,916	$16,577	34.7%

	High Tech Industries	Everest Bidco	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026	£10,114	14,243	13,957
							High Tech Industries Total	$14,243	$13,957	29.3%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.27%	5/31/2023	£8,599	12,109	11,866
							Media: Diversified & Production Total	$12,109	$11,866	24.9%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024	£7,362	9,225	9,410
							Services: Business Total	$9,225	$9,410	19.7%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026	£4,954	6,651	6,512
							Services: Consumer Total	$6,651	$6,512	13.7%

							British Pounds Total	$59,144	$58,322	122.3%

Canadian Dollar
	Healthcare & Pharmaceuticals	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	0.00%	4/30/2026	CAD 149	36	36
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.25%	6.25%	4/30/2026	CAD 7,219	5,731	5,742
							Healthcare & Pharmaceuticals Total	$5,767	$5,778	12.1%

							Canadian Dollar Total	$5,767	$5,778	12.1%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK 56,429	9,231	8,914
							High Tech Industries Total	$9,231	$8,914	18.7%

							Danish Krone Total	$9,231	$8,914	18.7%

European Currency
	Chemicals, Plastics & Rubber	Niacet Corporation	First Lien Senior Secured Loan	EURIBOR+ 4.5%	5.50%	2/1/2024	€3,437	4,110	3,988
							Chemicals, Plastics & Rubber Total	$4,110	$3,988	8.4%

	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027	€9,933	12,024	11,671
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€12,999	15,659	15,122
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€22,244	26,794	25,874
							Healthcare & Pharmaceuticals Total	$54,477	$52,667	110.4%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/1/2026	€7,838	9,535	9,210
							Media: Broadcasting & Subscription Total	$9,535	$9,210	19.3%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026	€3,888	4,730	4,569
							Media: Diversified & Production Total	$4,730	$4,569	9.6%

							European Currency Total	$72,852	$70,434	147.7%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK 73,280	8,651	8,595
							High Tech Industries Total	$8,651	$8,595	18.0%

							Norwegian Krone Total	$8,651	$8,595	18.0%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	3/1/2023	$14,927	14,927	14,927
							Automotive Total	$14,927	$14,927	31.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.86%	7/22/2027	$11,752	11,665	11,693
							Containers, Packaging, & Glass Total	$11,665	$11,693	24.5%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026	$15,038	14,955	15,076
							Healthcare & Pharmaceuticals Total	$14,955	$15,076	31.6%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver			10/31/2025	$-	-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 5.00%	5.75%	10/31/2025	$34,630	34,630	34,630
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.25%	4.51%	8/9/2027	$14,701	14,701	14,701
							High Tech Industries Total	$49,331	$49,331	103.5%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026	$35,004	35,004	35,004
							Media: Broadcasting & Subscription Total	$35,004	$35,004	73.4%

							U.S. Dollars Total	$125,882	$126,031	264.3%
							Total	$323,693	$319,607	670.2%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
BRITISH POUNDS 1,341	AUSTRALIAN DOLLARS 2,063	Goldman Sachs	04/21/2021	$278
EURO 481	AUSTRALIAN DOLLARS 746	Goldman Sachs	04/19/2021	(3)
EURO 1,973	BRITISH POUNDS 1,708	Goldman Sachs	04/19/2021	(36)
EURO 5,597	BRITISH POUNDS 4,848	Goldman Sachs	04/19/2021	(108)
EURO 145	CANADIAN DOLLARS 221	Goldman Sachs	04/19/2021	(6)
EURO 406	CANADIAN DOLLARS 624	Goldman Sachs	04/19/2021	(19)
EURO 232	DANISH KRONE 1,729	Goldman Sachs	04/19/2021	-
EURO 641	DANISH KRONE 4,773	Goldman Sachs	04/19/2021	(1)
EURO 219	NORWEGIAN KRONE 2,246	Goldman Sachs	04/19/2021	(6)
EURO 598	NORWEGIAN KRONE 6,198	Goldman Sachs	04/19/2021	(24)
EURO 8,660	US DOLLARS 10,551	Goldman Sachs	04/19/2021	(373)
EURO 3,235	US DOLLARS 3,908	Goldman Sachs	04/19/2021	(106)
US DOLLARS 2,248	AUSTRALIAN DOLLARS 2,887	Goldman Sachs	04/19/2021	50
US DOLLARS 6,324	AUSTRALIAN DOLLARS 7,988	Goldman Sachs	04/19/2021	242
US DOLLARS 26,437	BRITISH POUNDS 18,768	Goldman Sachs	04/19/2021	558
US DOLLARS 9,224	BRITISH POUNDS 6,611	Goldman Sachs	04/19/2021	108
US DOLLARS 1,914	CANADIAN DOLLARS 2,414	Goldman Sachs	04/19/2021	(6)
US DOLLARS 677	CANADIAN DOLLARS 856	Goldman Sachs	04/19/2021	(4)
US DOLLARS 3,026	DANISH KRONE 18,476	Goldman Sachs	04/19/2021	106
US DOLLARS 1,087	DANISH KRONE 6,694	Goldman Sachs	04/19/2021	29
US DOLLARS 23,629	EURO 19,416	Goldman Sachs	04/19/2021	810
US DOLLARS 5,015	EURO 4,152	Goldman Sachs	04/19/2021	135
US DOLLARS 2,835	NORWEGIAN KRONE 23,994	Goldman Sachs	04/19/2021	25
US DOLLARS 1,022	NORWEGIAN KRONE 8,693	Goldman Sachs	04/19/2021	4
				$1,653

Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
March 31, 2021
Investments at fair value (cost - $323,693)	$319,607
Cash	1,069
Foreign cash	1,611
Deferred financing costs	2,343
Other assets	8,673
Total assets	$333,303
Debt	$146,153
Subordinated notes payable to members	137,622
Other payables	1,843
Total liabilities	$285,618
Members’ equity	47,685
Total liabilities and members’ equity	$333,303

Selected Statement of Operations Information

For the three months ended
March 31, 2021
Investment Income
Interest Income	$2,096
Other	-
Total investment income	2,096
Expenses
Interest and debt financing expenses	555
Interest expense on members subordinated notes	1,307
General and administrative expenses	357
Total expenses	2,219
Net investment income (loss)	(123)
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(22)

Net realized gain (loss) on foreign currency transactions	3,344
Net unrealized gain (loss) on foreign currency	2,992
Net change in unrealized appreciation (depreciation) on forward contracts	1,653
Net change in unrealized appreciation (depreciation) on investments	(4,086)
Net gain (loss) on investments	3,881
Net increase (decrease) in members’ equity resulting from operations	$3,758

Results of Operations

Our operating results for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Total investment income	$49,831	$51,496
Total expenses, net of fee waivers	27,666	28,996
Net investment income	22,165	22,500
Net realized gain (loss)	8,858	(9,366)
Net change in unrealized appreciation (depreciation)	730	(117,581)
Net increase (decrease) in net assets resulting from operations	$31,753	$(104,447)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Interest income	$44,339	$48,643
Dividend income	2,036	2,413
Other income	3,456	440
Total investment income	$49,831	$51,496

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $44.3 million for the three months ended March 31, 2021 from $48.6 million for the three months ended March 31, 2020, primarily due to the decrease in LIBOR and investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,378.2 million as March 31, 2021 compared to $2,625.2 million as of March 31, 2020. Accelerated unamortized discounts from paydowns increased to $1.7 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020. Dividend income decreased to $2.0 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020, primarily due to a decrease in dividend income from our equity interests. Other income increased to approximately $3.5 million for the three months ended March 31, 2021 from $0.4 million for the three months ended March 31, 2020, primarily due to an increase in one-time fees earned on certain investments. As of March 31, 2021, the weighted average yield of our investment portfolio at amortized cost increased to 7.6% from 7.3% as of March 31, 2020.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Interest and debt financing expenses	$11,833	$17,876
Base management fee	8,698	8,726
Incentive fee	6,728	—
Professional fees	959	970
Directors fees	171	175
Other general and administrative expenses	1,390	1,249
Total expenses, before fee waivers	$29,779	$28,996
Base management fee waiver	(2,113)	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	$27,666	$28,996

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $11.8 million and $17.9 million for the three months ended March 31, 2021 and 2020, respectively. Interest and debt financing expense for the three months ended March 31, 2021 as compared to March 31, 2020 decreased primarily due to a decrease in total principal debt outstanding and LIBOR between periods. The weighted average principal debt balance outstanding for the three months ended March 31, 2021was $1,449.9 million compared to $1,581.9 million for the three months ended March 31, 2020.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.2% and 3.6% as of March 31, 2021 and December 31, 2020, respectively.

Management Fees

Management fees (net of waivers) decreased to $6.6 million for the three months ended March 31, 2021 from $8.7 million for the three months ended March 31, 2020. Management fees (gross of waivers) remained flat at $8.7 million for the three months ended March 31, 2021 compared to $8.7 million for the three months ended March 31, 2020. Management fees waived for the three months ended March 31, 2021 and 2020 were $2.1 million and $0.0 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $6.7 million for the three months ended March 31, 2021 from $0.0 million for the three months ended March 31, 2020. There were no volunatary incentive fee waivers related to pre-incentive fee net investment income for the three months ended March 31, 2021 and March 31, 2020, respectively. For the three months ended March 31, 2021 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.5 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net realized gain on investments	$19,860	$185
Net realized loss on investments	(4,684)	(10,641)
Net realized gain on foreign currency transactions	33	132
Net realized loss on foreign currency transactions	(3,059)	(547)
Net realized gain on forward currency exchange contracts	—	1,681
Net realized loss on forward currency exchange contracts	(3,292)	(176)
Net realized gains (losses)	$8,858	$(9,366)
Change in unrealized appreciation on investments	$27,530	$5,080
Change in unrealized depreciation on investments	(31,763)	(135,573)
Net change in unrealized appreciation (depreciation) on investments	(4,233)	(130,493)
Unrealized appreciation (depreciation) on foreign currency translation	386	(209)
Unrealized appreciation on forward currency exchange contracts	4,577	13,121
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	4,963	12,912
Net change in unrealized appreciation (depreciation)	$730	$(117,581)

For the three months ended March 31, 2021, and 2020, we had net realized gains (losses) on investments of $15.2 million and ($10.5) million, respectively. During the three months ended March 31, 2021, we recorded gross realized gains of $19.9 million primarily from the sale of debt investments to ISLP. For the three months ended March 31, 2021 and 2020, we had net realized losses on foreign currency transactions of ($3.0) million and ($0.4) million, respectively. For the three months ended March 31, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of ($3.3) million and $1.5 million, respectively, primarily as a result of settling EUR forward contract.

For the three months ended March 31, 2021, we had $27.5 million in unrealized appreciation on 57 portfolio company investments, which was offset by $31.8 million in unrealized depreciation on 55 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2021 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

For the three months ended March 31, 2020, we had $5.1 million in unrealized appreciation on 3 portfolio company investments, which was offset by $135.6 million in unrealized depreciation on 117 portfolio company investments. Net unrealized depreciation for the three months ended March 31, 2020 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended March 31, 2021 and 2020, we had unrealized appreciation on forward currency exchange contracts of $4.6 million and $13.1 million, respectively. For the three months ended March 31, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three months ended March 31,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(17,338)	$(13,012)
Net realized gain (loss) on investments due to foreign currency	15,916	2
Net change in unrealized appreciation on foreign currency translation	386	(209)
Net realized gain (loss) on foreign currency transactions	(3,026)	(415)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	4,577	13,121
Net realized gain (loss) on forward currency exchange contracts	(3,292)	1,505
Foreign currency impact to net increase in net assets resulting from operations	$(2,777)	$992

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $4.1 million and ($13.6) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $1.3 million and $14.6 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($2.8) million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021 and 2020, the net increase in net assets resulting from operations was $31.8 million and ($104.4) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2021 and 2020, our per share net increase in net assets resulting from operations was $0.49 and($2.02), respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2018-1 Notes, 2019-1 Debt, 2023 Notes, 2026 Notes and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 180% and 173%, respectively.

At March 31, 2021 and December 31, 2020, we had $114.4 million and $81.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2021, we had approximately $310.2 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2020, we had approximately $167.2 million of availability on our BCSF Revolving Credit Facility, $156.7 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2021, cash, foreign cash, restricted cash, and cash equivalents increased by $32.7 million. During the three months ended March 31, 2021, we provided $174.8 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the proceeds from principal payments and sales of investments of $415.7 million,and a net increase in net assets resulting from operations of $31.8 million, which was offset by purchases of investments of $262.1 million and net realized gain from investments of $15.2 million.

During the three months ended March 31, 2021, we used $138.9 million from financing activities, primarily from borrowings on our debt from the JPM Credit Facility and the issuance of the $300.0 million 2026 Notes, offset by repayments on our debt of $486.8 million, including the termination of our BCSF Revolving Credit Facility, and distributions paid during the period of $21.9 million.

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

During the three months ended March 31, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2021, there have been no repurchases of common stock.

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

Debt

Debt consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	As of March 31, 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$—	$—	$—	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	—	365,700	365,700	364,006
JPM Credit Facility	450,000	139,783	364,048	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	139,783	398,750	398,750	396,265
Revolving Advisor Loan	50,000	—	396,321	50,000	—	—
2023 Notes	150,000	150,000	147,333	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,408	—	—	—
Total Debt	$1,714,450	$1,354,233	$1,341,893	$1,839,450	$1,465,507	$1,458,360

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

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

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 2.50%. The Company pays an unused commitment fee of 30 basis points (0.30%) per annum.

On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the 2026 Notes were used to repay the total outstanding debt. For the three months ended March 31, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$509	$4,398
Unused facility fee	118	94
Amortization of deferred financing costs and upfront commitment fees	–	266
Total interest and debt financing expenses	$627	$4,758

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.77%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.02%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.37%
Class B	29,300	3.00% + 3 Month LIBOR	3.22%
Class C	30,400	4.00% + 3 Month LIBOR	4.22%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of March 31, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $424.6 million and cash of $34.9 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of March 31, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.7 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,024	$3,518
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$2,067	$3,561

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of March 31, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of March 31, 2021 and December 31, 2020, there were $139.8 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, and we were in compliance with the terms of the JPM Credit Facility.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,424	$4,924
Unused facility fee	—	162
Amortization of deferred financing costs and upfront commitment fees	64	275
Total interest and debt financing expenses	$2,488	$5,361

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.94%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.94%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.94%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.84%
Class C	32,500	4.75% + 3 Month LIBOR	4.99%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of March 31, 2021, there were 66 first lien and second lien senior secured loans with a total fair value of approximately $478.2 million and cash of $41.8 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.4 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$2,526	$4,137
Amortization of debt issuance costs and upfront commitment fees	57	57
Total interest and debt financing expenses	$2,583	$4,194

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of March 31, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$—	$2
Total interest and debt financing expenses	$—	$2

2023 Notes

On June 10, 2020, the Company entered into a Master Note Purchase Agreement with institutional investors listed on the Purchaser Schedule thereto (the “Note Purchase Agreement”), in connection with the Company’s issuance of $150.0 million aggregate principal amount of its 8.50% senior unsecured notes due 2023 (the “2023 Notes”). The sale of the 2023 Notes generated net proceeds of approximately $146.4 million, including an offering discount of $1.5 million and debt issuance costs in connection with the transaction, including fees and commissions, of $2.1 million.

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of March 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,604)	(1,785)
Original issue discount, net of accretion	(1,063)	(1,183)
Carrying value of 2023 Notes	$147,333	$147,032

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended March 31
	2021	2020
Borrowing interest expense	$3,188	$—
Amortization of debt issuance cost	180	—
Accretion of original issue discount	119	—
Total interest and debt financing expenses	$3,487	$—

2026 Notes

On March 10, 2021, the “Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300,000,000 aggregate principal amount of its 2.950% notes due 2026 (the “ 2026 Notes”).

The 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2026 Notes bear interest at a rate of 2.950% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

As of March 31, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows:

	March 31, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(3,208)	—
Original issue discount, net of accretion	(2,384)	—
Carrying value of 2026 Notes	$294,408	$—

For the three months ended March 31, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$516	$—
Amortization of debt issuance cost	37	—
Amortization of original issue discount	28	—
Total interest and debt financing expenses	$581	$—

Distribution Policy

The following table summarizes distributions declared during the three months ended March 31, 2021 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
Total distributions declared			$0.34	$21,951

The following table summarizes distributions declared during the three months ended March 31, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
Total distributions declared			$0.41	$21,176

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

As of March 31, 2021, the Company had $216.8 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	5,486
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/31/2027	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	2,833
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/31/2025	4,711
Aptus 1724 Gmbh - Revolver	2/23/2026	7,791

	Expiration Date (1)	Unfunded Commitments (2)
Aramsco, Inc. - Revolver	8/28/2026	3,387
Armstrong Bidco Limited - Delayed Draw	4/30/2025	5,708
Batteries Plus Holding Corporation - Revolver	7/6/2022	3,779
Captain D’s LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
CPS Group Holdings, Inc. - Revolver	2/28/2025	4,933
CST Buyer Company - Revolver	3/1/2023	2,190
Datix Bidco Limited - Revolver	10/28/2024	13
DC Blox, Inc	3/22/2026	14,607
Direct Travel, Inc. - Delayed Draw	10/2/2023	3,300
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	2,683
FFI Holdings I Corp - Revolver	1/24/2025	2,499
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	591
Green Street Parent, LLC - Revolver	8/27/2025	1,258
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	4,845
JHCC Holdings, LLC - Revolver	9/9/2025	1,882
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	533
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	689
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,693
MZR Buyer, LLC - Revolver	12/22/2026	5,210
Profile Products LLC - Revolver	12/20/2024	805
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Solaray, LLC - Revolver	9/9/2022	5,327
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	3/10/2026	11,814
TA/Weg Holdings - Delayed Draw	10/2/2025	6,146
TEI Holdings Inc. - Revolver	12/23/2025	1,962
Thrasio, LLC - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/10/2025	8,900
V Global Holdings LLC - Revolver	12/4/2025	7,885
Ventiv Holdco, Inc. - Revolver	8/20/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	4,057
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$216,802

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241

	Expiration Date(1)	Unfunded Commitments (2)
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of March 31, 2021 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
BCSF Revolving Credit Facility	$—	$—	$—	$—	$—
2018-1 Notes	365,700	—	—	—	365,700
JPM Credit Facility	139,783	—	—	139,783	—
2019-1 Debt	398,750	—	—	—	398,750
2023 Notes	150,000	—	150,000	—	—
2026 Notes	300,000	—	—	300,000	—
Total Debt Obligations	$1,354,233	$—	$150,000	$439,783	$764,450

Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 5, 2021, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Assuming that the statement of financial condition as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income

Down 25 basis points	$(781)	$(1,731)	$950
Up 100 basis points	7,463	8,912	(1,449)
Up 200 basis points	28,778	17,825	10,953
Up 300 basis points	50,637	26,737	23,900

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).

10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

Exhibit Number	Description of Document
10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).

10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).

10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

Exhibit Number	Description of Document
10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.25	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.26	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.27	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.28	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).

10.29	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).

10.30	Second Amended and Restated Credit Agreement, dated August 14, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 5, 2020).

10.31	Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 24, 2021).

10.32	Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).

Exhibit Number	Description of Document
10.33	Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.34	First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.35	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 24, 2021).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: May 5, 2021	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 5, 2021	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer