Form 10-Q
period 2021-06-30
Bain Capital Specialty Finance, Inc.
filed 2021-08-04
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,967,244 and $2,281,809, respectively)	$1,948,098	$2,261,461
Non-controlled/affiliate investment (amortized cost of $97,567 and $93,089, respectively)	102,800	92,915
Controlled affiliate investment (amortized cost of $280,122 and $147,841, respectively)	268,642	130,112
Cash and cash equivalents	29,869	53,704
Foreign cash (cost of $1,366 and $976, respectively)	1,707	972
Restricted cash and cash equivalents	57,144	27,026
Collateral on forward currency exchange contracts	3,754	4,934
Deferred financing costs	930	3,131
Interest receivable on investments	20,118	15,720
Receivable for sales and paydowns of investments	3,853	5,928
Prepaid Insurance	558	-
Dividend receivable	11,818	7,589
Total Assets	$2,449,291	$2,603,492

Liabilities
Debt (net of unamortized debt issuance costs of $11,654 and $7,147, respectively)	$1,306,029	$1,458,360
Interest payable	8,855	8,223
Payable for investments purchased	-	10,991
Unrealized depreciation on forward currency exchange contracts	2,010	22,614
Base management fee payable	5,899	6,289
Incentive fee payable	3,523	3,799
Accounts payable and accrued expenses	2,736	3,261
Distributions payable	21,951	21,951
Total Liabilities	1,351,003	1,535,488

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	65	65
Paid in capital in excess of par value	1,166,453	1,166,453
Total distributable earnings (loss)	(68,230)	(98,514)
Total Net Assets	1,098,288	1,068,004
Total Liabilities and Total Net assets	$2,449,291	$2,603,492

Net asset value per share	$17.01	$16.54

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2021	2020	2021	2020
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$36,706	$44,147	$76,619	$92,018
Dividend income	-	681	-	714
PIK income	1,082	-	2,062	-
Other income	875	59	4,331	499
Total investment income from non-controlled/non-affiliate investments	38,663	44,887	83,012	93,231

Investment income from non-controlled/affiliate investments:
Interest from investments	477	-	900	-
PIK income	1,366	-	2,752	-
Total investment income from non-controlled/affiliate investments	1,843	-	3,652	-

Investment income from controlled affiliate investments:
Interest from investments	2,572	738	4,209	1,510
Dividend income	2,929	2,246	4,964	4,626
PIK income	483	-	483	-
Total investment income from controlled affiliate investments	5,984	2,984	9,656	6,136
Total investment income	46,490	47,871	96,320	99,367

Expenses
Interest and debt financing expenses	13,017	17,312	24,850	35,188
Base management fee	8,623	8,639	17,320	17,365
Incentive fee	8,042	-	14,771	-
Professional fees	714	643	1,673	1,613
Directors fees	171	171	343	346
Other general and administrative expenses	1,241	1,084	2,629	2,333
Total expenses before fee waivers	31,808	27,849	61,586	56,845
Base management fee waiver	(2,723)	-	(4,837)	-
Incentive fee waiver	(4,519)	-	(4,519)	-
Total expenses, net of fee waivers	24,566	27,849	52,230	56,845
Net investment income	21,924	20,022	44,090	42,522

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	4,845	52	23,258	(10,404)
Net realized loss on controlled affiliate investments	-	-	(3,237)	-
Net realized gain (loss) on foreign currency transactions	1,005	66	(2,021)	(349)
Net realized gain (loss) on forward currency exchange contracts	(18,396)	5,097	(21,688)	6,602
Net change in unrealized appreciation (depreciation) on foreign currency translation	(65)	104	322	(105)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	16,028	(9,865)	20,604	3,256
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	4,426	10,418	1,202	(118,969)
Net change in unrealized appreciation on non-controlled/affiliate investments	5,780	3,008	5,407	3,008
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	6,886	(7,130)	6,249	(8,236)
Total net gains (losses)	20,509	1,750	30,096	(125,197)

Net increase (decrease) in net assets resulting from operations	$42,433	$21,772	$74,186	$(82,675)

Basic and diluted net investment income per common share	$0.34	$0.37	$0.68	$0.81
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$0.66	$0.40	$1.15	$(1.57)
Basic and diluted weighted average common shares outstanding	64,562,265	53,778,239	64,562,265	52,714,025

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2021	2020	2021	2020
Operations:
Net investment income	$21,924	$20,022	$44,090	$42,522
Net realized gain (loss)	(12,546)	5,215	(3,688)	(4,151)
Net change in unrealized appreciation (depreciation)	33,055	(3,465)	33,784	(121,046)
Net increase (decrease) in net assets resulting from operations	42,433	21,772	74,186	(82,675)
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,951)	(43,902)	(43,127)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,951)	(43,902)	(43,127)
Capital share transactions:
Issuance of common stock, net	-	128,355	-	128,355
Net increase in net assets resulting from capital share transactions	-	128,355	-	128,355

Total increase (decrease) in net assets	20,482	128,176	30,284	2,553
Net assets at beginning of period	1,077,806	892,777	1,068,004	1,018,400
Net assets at end of period	$1,098,288	$1,020,953	$1,098,288	$1,020,953

Net asset value per common share	$17.01	$15.81	$17.01	$15.81
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$74,186	(82,675)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(607,995)	(325,370)
Proceeds from principal payments and sales of investments	805,272	265,724
Net realized (gain) loss from investments	(20,021)	10,404
Net realized loss on foreign currency transactions	2,021	349
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(20,604)	(3,256)
Net change in unrealized (appreciation) depreciation on investments	(12,858)	124,197
Net change in unrealized (appreciation) depreciation on foreign currency translation	(322)	105
Increase in investments due to PIK	(5,297)	(1,658)
Accretion of discounts and amortization of premiums	(2,951)	(2,789)
Amortization of deferred financing costs and debt issuance costs	3,351	1,135
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	1,180	(1,604)
Interest receivable on investments	(4,398)	6,268
Prepaid Insurance	(558)	-
Dividend receivable	(4,229)	(3,253)
Interest payable	632	(4,646)
Collateral payable on forward currency exchange contracts	-	(331)
Base management fee payable	(390)	1,375
Incentive fee payable	(276)	(4,513)
Accounts payable and accrued expenses	(525)	1,337
Net cash provided by (used in) operating activities	206,218	(19,201)

Cash flows from financing activities
Borrowings on debt	457,550	485,612
Repayments on debt	(605,374)	(514,502)
Payments of financing costs	-	(4,408)
Payments of offering costs	-	(2,277)
Payments of debt issuance costs	(5,657)	-
Proceeds from issuance of common stock	-	131,917
Stockholder distributions paid	(43,902)	(42,352)
Net cash (used in) provided by financing activities	(197,383)	53,990

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	8,835	34,789
Effect of foreign currency exchange rates	(1,817)	(736)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	81,702	68,846
Cash, foreign cash, restricted cash and cash equivalents, end of period	$88,720	$102,899

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$22,403	$38,699
Cash paid for excise taxes during the period	$-	$-
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$317,077	$-
Company investment into ISLP in exchange for investments sold	$128,970	$-

	As of June 30,
	2021	2020
Cash	$29,869	$76,364
Restricted cash	57,144	26,230
Foreign cash	1,707	305
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$88,720	$102,899

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)

Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19)	Second Lien Senior Secured Loan	L+ 8.25%	8.40%	10/9/2026	$6,540	6,492	5,755
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	10/9/2025	$16,524	16,428	15,140
		GSP Holdings, LLC (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$35,758	35,589	32,898
		GSP Holdings, LLC (3) (7) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$1,588	1,555	1,225
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	840
		Kellstrom Commercial Aerospace, Inc. (3) (18) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/1/2025	$4,478	4,406	4,105
		Kellstrom Commercial Aerospace, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,300	32,824	30,969
		Novetta, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,478	6,439	6,487
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,317
		Salient CRGT, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$11,906	11,913	11,831
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-	675	675	1,535
		WCI-HSG Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/24/2025	$672	647	672
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,511	17,352	17,511
		Whitcraft LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/3/2023	$-	(10)	(86)
		Whitcraft LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$39,978	39,743	38,079
		WP CPP Holdings, LLC. (12) (15) (29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,643	11,470
							Aerospace & Defense Total	$189,076	$179,748	16.4%

	Automotive	American Trailer Rental Group (3) (19)	Subordinated Debt	L+ 9.00%	11.00%	12/1/2027	$1,960	1,884	1,905
		American Trailer Rental Group (19)	Subordinated Debt	L+ 9.00%	11.00%	12/1/2027	$15,012	14,679	14,674
		Cardo (6) (12) (17) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$20,550	20,346	20,345
		CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025	$-	(16)	-
		CST Buyer Company (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$19,238	19,069	19,238
		JHCC Holdings, LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	9/9/2025	$-	(20)	-
		JHCC Holdings, LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	9/9/2025	$1,016	982	1,016
		JHCC Holdings, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$5,825	5,818	5,825
		JHCC Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,230	28,914	29,230
							Automotive Total	$91,656	$92,233	8.4%

Banking	Green Street Parent, LLC (3) (18) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.75%	8/27/2025	$387	354	387
	Green Street Parent, LLC (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	5.44%	8/27/2026	$14,262	14,043	14,262
						Banking Total	$14,397	$14,649	1.3%

Beverage, Food & Tobacco	NPC International, Inc. (19) (25) (27)	Equity Interest	-	-	-	700	1,046	1,046
						Beverage, Food & Tobacco Total	$1,046	$1,046	0.1%

Capital Equipment	East BCC Coinvest II, LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	889
	Electronics For Imaging, Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	9.10%	7/23/2027	$12,070	11,423	10,561
	Engineered Controls International, LLC (7) (12) (19) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$53,304	52,415	53,304
	FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity				4	-	-
	Jonathan Acquisition Company (19) (15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,813	7,920
	Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
	Tidel Engineering, L.P. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$38,155	38,155	38,155
	Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$6,371	6,294	6,371
						Capital Equipment Total	$117,519	$117,200	10.7%

Chemicals, Plastics & Rubber	AP Plastics Group, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.00%	5.00%	8/2/2021	$1,417	1,417	1,417
	AP Plastics Group, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,731	19,856
	V Global Holdings LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,691	47,536	48,691
	V Global Holdings LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/22/2025	$-	(177)	-
						Chemicals, Plastics & Rubber Total	$68,507	$69,964	6.4%

Construction & Building	Chase Industries, Inc.(15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,170	1,167	971
	Chase Industries, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$12,377	12,342	10,273
	Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	477
	Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,372
	PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	2,484
	Profile Products LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	12/20/2024	$1,776	1,731	1,776
	Profile Products LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$35,984	35,514	35,984
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,362
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	766
	Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,879	7,150
	YLG Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/31/2025	$5,086	5,080	5,086
	YLG Holdings, Inc. (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$-	(62)	-
	YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/31/2025	$38,280	38,047	38,280
						Construction & Building Total	$106,306	$106,981	9.7%

Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/6/2024	$16,839	16,750	15,576
	TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	882
	TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(51)	(659)
	TLC Purchaser, Inc. (3) (19)	First Lien Senior Secured Loan - Revolver	P + 4.75%	8.00%	10/13/2025	$4,984	4,857	4,161
	TLC Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,081	41,452	38,188
						Consumer Goods: Durable Total	$64,194	$58,148	5.3%

Consumer Goods: Non-Durable	Fineline Parent Holdings (14) (19) (25)	Equity Interest	-	-	-	939	939	1,009
	FL Hawk Intermediate Holdings, Inc. (6) (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,524	20,914
	MND Holdings III Corp (12) (15) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$7,472	7,474	7,252
	New Era Cap Co., Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$10,022	10,022	10,022
	RoC Opco LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 8.50%	9.50%	2/25/2025	$3,414	3,287	3,414
	RoC Opco LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	$40,288	39,626	40,288
	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	9/11/2023	$14,351	14,351	14,351
	Solaray, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022	$4,590	4,570	4,590
	Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	9/11/2023	$41,949	41,949	41,949
	WU Holdco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.40%	3/26/2025	$2,254	2,214	2,254
	WU Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$44,679	44,010	44,679
	WU Holdco, Inc. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$6,627	6,562	6,627
	WU Holdco, Inc. (3) (5) (15) (19) (28)	First Lien Senior Secured Loan	-	-	3/26/2026	$-	(34)	-
						Consumer Goods: Non-Durable Total	$195,494	$197,349	18.0%

Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19)	Second Lien Senior Secured Loan	L+ 7.75%	7.85%	7/22/2027	$119	117	119
						Containers, Packaging, & Glass Total	$117	$119	0.0%

Energy: Oil & Gas	Amspec Services, Inc. (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 3.75%	7.00%	7/2/2024	$922	886	922
	Amspec Services, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,430	43,092	43,430
	Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,812	2,778	2,812
						Energy: Oil & Gas Total	$46,756	$47,164	4.3%

FIRE: Finance	Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	12/23/2026		$-	(56)	-
	Allworth Financial Group, L.P. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	12/23/2026		$10,088	9,949	10,088
	Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/23/2026		$-	(17)	-
	TA/Weg Holdings (3) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$9,155	9,091	9,155
	TA/Weg Holdings (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/2/2025		$-	(12)	-
							FIRE: Finance Total	$18,955	$19,243	1.8%

FIRE: Insurance	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	12/19/2024		$9,245	9,216	9,245
	Margaux Acquisition, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		$-	(45)	-
	Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/19/2024		$28,479	28,100	28,479
	Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(7)	-
	Margaux UK Finance Limited (6) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£7,590	9,772	10,474
	World Insurance (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	4/1/2026		$2,830	2,751	2,747
	World Insurance (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/1/2026		$-	(18)	(19)
	World Insurance (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	4/1/2026		$3,160	3,099	3,097
							FIRE: Insurance Total	$52,868	$54,023	4.9%

FIRE: Real Estate	Spectre (Carrisbrook House) Limited (6) (15) (19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021		€9,300	10,940	11,020
							FIRE: Real Estate Total	$10,940	$11,020	1.0%

Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-		1,953	1,953	1,818
	CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(58)	-
	CPS Group Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,068	54,694	55,068
	Datix Bidco Limited (3) (6) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		$-	-	-
	Datix Bidco Limited (6) (18) (19)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.86%	4/27/2026		£121	164	167
	Datix Bidco Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD	42	32	32
	Great Expressions Dental Centers PC (3) (13) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022		$532	528	391
	Great Expressions Dental Centers PC (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023		$7,821	7,821	6,883
	Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,574	8,536	7,909
	Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€100	112	119
	Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	6/17/2027		$19,966	19,570	19,966
	Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	142	154
	Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€225	247	264
	SunMed Group Holdings, LLC (2) (3) (5) (16) (19)	First Lien Senior Secured Loan - Revolver	-	-	6/16/2027		$-	(21)	(22)
	SunMed Group Holdings, LLC (12) (16) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028		$18,556	18,233	18,231
	TecoStar Holdings, Inc. (12) (15) (19) (29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,336	9,283
	U.S. Anesthesia Partners, Inc. (12) (15) (19)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	6/23/2025		$15,639	15,508	15,639
							Healthcare & Pharmaceuticals Total	$136,797	$135,902	12.4%

High Tech Industries	AMI US Holdings Inc. (3) (12) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.61%	4/1/2024		$698	678	698
	AMI US Holdings Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$12,958	12,783	12,958
	Appriss Holdings, Inc. (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	5/30/2025		$1,164	1,126	1,164
	Appriss Holdings, Inc. (7) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/29/2026		$48,141	47,689	48,141
	Appriss Holdings, Inc. (7) (18) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/29/2026		$4,963	4,831	4,963
	Appriss Holdings, Inc. (15) (19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027		$11,292	11,070	11,066
	Appriss Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/6/2027		$-	(15)	(15)
	Appriss Holdings, Inc. (19) (25)	Equity Interest	-	-	-		2,136	1,606	2,136
	Armstrong Bidco Limited (3) (6) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.00%	4/30/2025		£5,647	7,749	7,792
	CB Nike IntermediateCo Ltd (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	(1)	-
	CB Nike IntermediateCo Ltd (6) (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$349	344	349
	Drilling Info Holdings, Inc (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/30/2025		$22,266	22,210	21,987
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	7/18/2025		$11,135	11,156	11,135
	Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/19/2024		$283	250	283
	Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025		$37,199	37,431	37,199
	Everest Bidco (6) (15) (19)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£102	132	141
	MRI Software LLC (7) (15) (19) (28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,326	25,245	25,326
	MRI Software LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026		$-	(6)	-
	MRI Software LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/10/2026		$-	46	-
	Utimaco, Inc. (6) (18) (19)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	8/9/2027		$148	146	148
	Ventiv Topco, Inc. (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2025		$-	(41)	-
	Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	3,006
	Ventiv Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$23,934	23,668	23,934
	VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	91
	VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	740	92	86
							High Tech Industries Total	$211,114	$212,588	19.4%

Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 7.50%	7.59%	2/1/2027		$20,193	19,745	18,577
	Captain D's LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/15/2023		$-	(8)	-
	Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,514	12,559
	Captain D's LLC (6) (15) (19)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,332	2,301	2,332
	Quidditch Acquisition, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,733	18,726	18,504
							Hotel, Gaming & Leisure Total	$53,278	$51,972	4.7%

Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (15) (19) (26) (33)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,788	4,788	3,831
	Ansira Holdings, Inc. (3) (19) (23) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	8.00%	12/20/2024		$5,383	5,383	5,383
	Ansira Holdings, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$38,592	38,549	30,874
	TGI Sport Bidco Pty Ltd (6) (18) (19)	First Lien Senior Secured Loan	BBSW+ 7.50%	7.50%	4/30/2026		$9,707	7,490	7,059
	TGI Sport Bidco Pty Ltd (2) (3) (6) (18) (19)	First Lien Senior Secured Loan	-	-	4/30/2027		$-	-	(94)
							Media: Advertising, Printing & Publishing Total	$56,210	$47,053	4.3%

Media: Broadcasting & Subscription	Vital Holdco Limited (6) (15) (19)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026		$354	347	354
	Vital Holdco Limited (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€79	87	94
							Media: Broadcasting & Subscription Total	$434	$448	0.0%

Media: Diversified & Production	9 Story Media Group Inc. (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD	-	-	-
	9 Story Media Group Inc. (6) (15) (19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	73	54	59
	9 Story Media Group Inc. (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€39	46	46
	Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€9,162	11,128	10,856
	Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
	Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$1,700	1,700	1,700
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,133	14,642
	Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,813	9,494
	International Entertainment Investments Limited (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.85%	5/31/2023		£87	106	120
							Media: Diversified & Production Total	$52,951	$51,888	4.7%

Retail	Batteries Plus Holding Corporation (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	9.00%	7/6/2022		$1,133	1,133	1,133
	Batteries Plus Holding Corporation (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
	New Look Vision Group (3) (6) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR+ 5.50%	6.50%	5/26/2028	CAD	513	380	370
	New Look Vision Group (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	6.50%	5/26/2026	CAD	632	492	480
	Thrasio, LLC (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 7.00%	8.00%	12/18/2026		$3,794	3,505	3,794
	Thrasio, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,910	10,659	10,910
							Retail Total	$44,841	$45,359	4.1%

Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	4.35%	7/10/2025		$3,835	3,829	3,178
	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/10/2025		$15,849	15,827	13,135
	Chamber Bidco Limited (6) (17) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$23,660	23,427	23,423
	Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	1,564
	Opus2 (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	5.83%	5/5/2028		£12,274	16,643	16,515
	Opus2 (2) (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	5/5/2028		£-	(190)	(188)
	Opus2 (6) (25) (19)	Equity Interest	-	-	-		1,460	1,769	1,730
	Refine Intermediate, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2026		$-	(107)	-
	Refine Intermediate, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$21,894	21,433	21,894
	SumUp Holdings Luxembourg S.à.r.l. (6) (19) (32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,933	7,880
	SumUp Holdings Luxembourg S.à.r.l. (3) (5) (6) (19) (32)	First Lien Senior Secured Loan	-	-	2/17/2026		€-	(115)	-
	TEI Holdings Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.25%	12/23/2025		$1,509	1,464	1,283
	TEI Holdings Inc. (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,699	48,240	46,264
							Services: Business Total	$142,601	$136,678	12.4%

Services: Consumer	MZR Aggregator (14) (19) (25)	Equity Interest	-	-	-		1	798	821
	MZR Buyer, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/21/2026		$-	(95)	-
	MZR Buyer, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,431	39,698	40,431
	Sontiq, Inc. (fka EZShield, Inc.) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2026		$-	(26)	-
	Sontiq, Inc. (fka EZShield, Inc.) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	3/1/2026		$23,941	23,482	23,941
	Surrey Bidco Limited (6) (17) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£50	62	65
	Zeppelin BidCo Pty Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.07%	6/28/2024	AUD	206	141	155
							Services: Consumer Total	$64,060	$65,413	6.0%

Telecommunications	ACM dcBLOX LLC (14) (19) (25)	Preferred Equity	-	-	-		3,822	3,851	3,918
	Conterra Ultra Broadband Holdings, Inc. (18) (29)	First Lien Senior Secured Loan	L+ 4.75%	4.86%	4/30/2026		$6,353	6,331	6,376
	DC Blox Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 2.00% (6.00% PIK)	9.00%	3/22/2026		$14,833	14,552	14,833
	DC Blox Inc. (3) (15) (19)	First Lien Senior Secured Loan	-	-	3/22/2026		$-	-	-
	DC Blox Inc. (14) (19) (25)	Warrants	-	-	-		177	2	-
	Horizon Telcom, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	6/15/2023		$116	114	115
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$908	905	899
	Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,365	13,282	13,231
	Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	861	856
							Telecommunications Total	$39,898	$40,228	3.7%

Transportation: Cargo	A&R Logistics, Inc. (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 6.00%	7.25%	5/5/2025	$2,454	2,376	2,454
	A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	5/5/2025	$43,313	42,690	43,313
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	5/5/2025	$2,436	2,400	2,436
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	5/5/2025	$6,004	5,938	6,004
	A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	5/5/2025	$2,729	2,707	2,729
	ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	-	445	548
	ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	9	9	55
	Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-	1,011	1,011	924
	Grammer Investment Holdings LLC (19) (25) (26)	Preferred Equity	10% PIK	10.00%	-	8	752	794
	Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-	122	-	-
	Grammer Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024	$-	-	-
	Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/30/2024	$7,319	7,202	7,319
	Omni Logistics, LLC (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,478	13,770
	PS HoldCo, LLC (12) (15) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/13/2025	$17,895	17,887	17,792
	REP Coinvest III- A Omni, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	1,377	1,377	2,019
						Transportation: Cargo Total	$98,272	$100,157	9.1%

Transportation: Consumer	Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	2,458
	Toro Private Investments II, L.P. (6) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	6.90%	5/29/2026	$6,681	4,629	6,123
	Toro Private Investments II, L.P. (6) (15)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	2/28/2025	$360	357	379
						Transportation: Consumer Total	$8,076	$8,960	0.8%

Wholesale	Abracon Group Holding, LLC (14) (19) (25)	Equity Interest	-	-	-	2	1,833	2,281
	Abracon Group Holding, LLC (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/18/2024	$2,833	2,812	2,833
	Abracon Group Holding, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2024	$35,545	35,435	35,545
	Aramsco, Inc. (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	8/28/2024	$-	(33)	-
	Aramsco, Inc. (7) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	5.35%	8/28/2024	$23,919	23,642	23,919
	Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	2,366
	PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,792	9,758	9,401
	PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,479	6,422	6,220
						Wholesale Total	$80,881	$82,565	7.5%
						Non-Controlled/Non-Affiliate Investments Total	$1,967,244	$1,948,098	177.4%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (6) (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	16,988
							Beverage, Food & Tobacco Total	$6,720	$16,988	1.5%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Equity Interest	-	-	-	1,123	-	-
		Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Preferred Equity	-	-	-	36,084	10,104	16,778
		Blackbrush Oil & Gas, L.P. (10) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,211	12,211	12,211
							Energy: Oil & Gas Total	$22,315	$28,989	2.6%

	Transportation: Consumer	Direct Travel, Inc. (10) (18) (19) (26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,615	4,615	4,615
		Direct Travel, Inc. (10) (14) (19) (25)	Equity Interest	-	-	-	68	-	-
		Direct Travel, Inc. (7) (10) (15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.35% PIK)	9.50%	10/2/2023	$3,228	3,228	2,598
		Direct Travel, Inc. (7) (10) (15) (19) (26) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.30% PIK)	9.50%	10/2/2023	$1,639	1,639	1,319
		Direct Travel, Inc. (7) (10) (19) (26)	First Lien Senior Secured Loan	L+ 1.00% (8.35% PIK)	9.50%	10/2/2023	$55,173	55,173	44,414
		Direct Travel, Inc. (3) (10) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$3,675	3,675	3,675
		Direct Travel, Inc. (10) (18) (19) (28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$68,532	$56,823	5.2%
							Non-Controlled/Affiliate Investments Total	$97,567	$102,800	9.3%

Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC (10) (11) (19) (25)	Preferred Equity	-	16.00%	-	10,828	10,824	10,828
		Air Comm Corporation LLC (10) (11) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025	$26,955	26,366	27,224
		BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-	11,863	11,863	10,976
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-	1,116	1,116	-
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (26)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$7,195	7,195	7,188
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-	85,528	85,528	71,787
							Aerospace & Defense Total	$142,892	$128,003	11.7%

	Investment Vehicles	International Senior Loan Program, LLC (6) (10) (11) (25)	Equity Interest Investment Vehicles	-	-	-	32,464	31,610	35,303
		International Senior Loan Program, LLC (6) (10) (11) (15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	97,360	97,360	97,360
							Investment Vehicles Total	$128,970	$132,663	12.1%

	Transportation: Cargo	Lightning Holdings B, LLC (6) (10) (11) (14) (19) (25)	Equity Interest	-	-	-	7,951	8,260	7,976
							Transportation: Cargo Total	$8,260	$7,976	0.7%
							Controlled Affiliate Investments Total	$280,122	$268,642	24.5%
							Investments Total	$2,344,933	$2,319,540	211.2%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	-	0.03%	-	$85,534	$85,534	$85,534
							Cash Equivalents Total	$85,534	$85,534	7.8%
							Investments and Cash Equivalents Total	$2,430,467	$2,405,074	219.0%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 7,742	AUSTRALIAN DOLLARS 9,960	Bank of New York Mellon	9/10/2021	$262
US DOLLARS 30,202	POUND STERLING 28,838	Bank of New York Mellon	9/10/2021	(729)
US DOLLARS 39,523	EURO 63,819	Bank of New York Mellon	9/10/2021	(823)
US DOLLARS 151	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(151)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(569)
				$(2,010)

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"),  the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.

(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4) Percentages are based on the Company’s net assets of $1,098,288 as of June 30, 2021.

(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets totaled 15.61% of the Company’s total assets.

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

(13) $277 of the total par amount for this security is at P+ 4.25%.

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

(24) $768 of the total par amount for this security is at P+ 4.50%.

(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $208,925 or 19.02% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACC Holdco, LLC	6/28/2019
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Parent Holdings	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
MZR Aggregator	12/22/2020
NPC International, Inc.	3/31/2021
Opus 2	6/16/2021
PP Ultimate Holdings B, LLC	12/20/2018
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019

(26)  Denotes that all or a portion of the debt investment includes PIK interest during the period.

(27) Asset is in an escrow liquidating trust.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6  "Debt".

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6  "Debt".

(30) Cash equivalents include $57,144 of restricted cash.

(31) Loan includes interest rate floor of 2.00%.

(32) Loan includes interest rate floor of 1.50%.

(33) $2 of the total par amount for this security is at P+ 5.50%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2020
(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.25%	8.50%	10/9/2026	$6,540	6,486	5,036
		Forming & Machining Industries Inc.(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.50%	10/9/2025	$16,608	16,498	13,301
		GSP Holdings, LLC(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	7.00%	11/6/2025	$35,917	35,686	31,607
		GSP Holdings, LLC(3)(7)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.50% (0.25% PIK)	6.75%	11/6/2025	$1,134	1,097	590
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	753
		Kellstrom Commercial Aerospace, Inc.(3)(18)(19)(21)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.88%	7/1/2025	$5,331	5,234	4,755
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,608	33,067	30,583
		Novetta, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,513	6,457	6,499
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	952
		Salient CRGT, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$12,087	12,109	11,634
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,550
		WCI-HSG Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	2/24/2025	$1,075	1,047	1,048
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	2/24/2025	$17,600	17,416	17,424
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(13)	(91)
		Whitcraft LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,182	39,870	38,172
		WP CPP Holdings, LLC. (12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,632	9,936
							Aerospace & Defense Total	$190,641	$173,749	16.3%
	Automotive	CST Buyer Company(3)(5)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(21)	—
		CST Buyer Company(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$34,166	33,764	34,166
		JHCC Holdings, LLC(2)(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	9/9/2025	$—	(33)	(188)
		JHCC Holdings, LLC(3)(7)(15)(19)(22)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.50%	7.10%	9/9/2025	$1,561	1,519	1,470
		JHCC Holdings, LLC(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$2,222	2,214	2,155
		JHCC Holdings, LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,379	29,027	28,497
							Automotive Total	$66,470	$66,100	6.2%
	Banking	Green Street Parent, LLC(2)(3)(5)(18)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(38)	(103)
		Green Street Parent, LLC(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.52%	8/27/2026	$14,335	14,096	13,725
							Banking Total	$14,058	$13,622	1.3%
	Beverage, Food & Tobacco	NPC International, Inc.(15)(27)(31)	First Lien Senior Secured Loan	P+ 4.50%	7.75%	4/19/2024	$4,937	4,957	4,694
		NPC International, Inc.(32)	First Lien Senior Secured Loan	L+ 15.50%	17.00%	1/21/2021	$412	410	412

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Beverage, Food & Tobacco Total	$5,367	$5,106	0.5%
	Capital Equipment	Dorner Manufacturing Corp.(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	3/15/2022	$—	(7)	—
		Dorner Manufacturing Corp.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$6,799	6,721	6,799
		East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	754
		Electronics For Imaging, Inc.(12)(18)(19)(29)	Second Lien Senior Secured Loan	L+ 9.00%	9.15%	7/23/2027	$13,070	12,327	10,717
		Engineered Controls International, LLC(12)(19)(21)(29)(32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$32,759	32,174	32,759
		EXC Holdings III Corp.(12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025	$8,240	8,251	8,274
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	4,251	10,398
		FFI Holdings I Corp(3)(19)(30)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	8.00%	1/24/2025	$1,494	1,437	1,494
		FFI Holdings I Corp(7)(12)(13)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025	$68,317	67,850	68,317
		FFI Holdings I Corp(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/24/2025	$—	(63)	—
		FFI Holdings I Corp(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	1/24/2025	$789	781	789
		Jonathan Acquisition Company(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,801	7,800
		Tidel Engineering, L.P.(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P.(7)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$37,835	37,835	37,835
		Velvet Acquisition B.V.(6)(18)(19)(21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,346	7,351
							Capital Equipment Total	$188,123	$193,287	18.1%
	Chemicals, Plastics & Rubber	AP Plastics Group, LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.00%	5.00%	8/2/2021	$2,833	2,833	2,833
		AP Plastics Group, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,671	19,856
		Niacet b.v.(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,437	3,690	4,128
		Plaskolite, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,253	2,218	2,250
		V Global Holdings LLC(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,813	47,593	47,593
		V Global Holdings LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/22/2025	$—	(197)	(197)
							Chemicals, Plastics & Rubber Total	$75,808	$76,463	7.2%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,166	1,162	947
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$12,333	12,290	10,021
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	145
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,319
		PP Ultimate Holdings B, LLC(14)(19)(25)	Equity Interest	—	—	—	1	1,352	1,675
		Profile Products LLC(3)(7)(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/20/2024	$831	779	783
		Profile Products LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$36,168	35,635	35,716
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,488
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	807
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,869	7,513

				Spread Above		Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Interest Rate	Date	Principal/Shares(9)	Cost	Value	NAV(4)
		YLG Holdings, Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.25%	7.25%	10/31/2025	$5,111	5,104	5,111
		YLG Holdings, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	10/31/2025	$—	(69)	—
		YLG Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/31/2025	$38,474	38,189	38,474
							Construction & Building Total	$105,567	$104,999	9.8%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/6/2024	$16,926	16,822	15,403
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	1,096
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	10/13/2025	$—	(57)	(89)
		TLC Purchaser, Inc.(2)(3)(5)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/13/2025	$—	(142)	(111)
		TLC Purchaser, Inc.(12)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,294	41,590	41,766
							Consumer Goods:
							Durable Total	$59,399	$58,065	5.4%
	Consumer Goods: Non-Durable	FineLine Technologies, Inc.(2)(3)(5)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	11/4/2022	$—	(9)	(72)
		FineLine Technologies, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022	$31,066	30,974	30,212
		MND Holdings III Corp(12)(15)(29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,614	10,627	9,907
		RoC Opco LLC(3)(5)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	2/25/2025	$—	(145)	—
		RoC Opco LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 7.75%	8.75%	2/25/2025	$40,487	39,737	40,487
		Solaray, LLC(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.00%	7.00%	9/11/2023	$14,425	14,425	14,136
		Solaray, LLC(3)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 4.50%	5.50%	9/9/2022	$7,424	7,395	7,424
		Solaray, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023	$42,170	42,170	41,326
		WU Holdco, Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.25%	6.25%	3/26/2026	$5,588	5,536	5,588
		WU Holdco, Inc.(3)(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	5.50%	3/26/2025	$902	857	902
		WU Holdco, Inc.(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$39,319	38,649	39,319
							Consumer Goods:
							Non-Durable Total	$190,216	$189,229	17.7%
	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.(6)(18)(19)(21)	Second Lien Senior Secured Loan	L+ 7.75%	7.90%	7/22/2027	$11,870	11,659	11,781
							Containers, Packaging, &
							Glass Total	$11,659	$11,781	1.1%
	Energy: Electricity	Infinite Electronics International Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	7/2/2025	$19,552	19,541	18,868
		Infinite Electronics International Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.00%	8.15%	7/2/2026	$2,480	2,438	2,381
							Energy: Electricity Total	$21,979	$21,249	2.0%
	Energy: Oil & Gas	Amspec Services, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	7/2/2024	$—	(42)	—
		Amspec Services, Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,653	43,261	43,653
		Amspec Services, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,826	2,786	2,826
							Energy: Oil & Gas Total	$46,005	$46,479	4.4%

				Spread Above		Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Interest Rate	Date	Principal/Shares(9)		Cost	Value	NAV(4)
	FIRE: Finance	Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	12/23/2026		$—	(61)	(61)
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/23/2026		$10,138	9,987	9,936
		Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/23/2026		$—	(18)	(18)
		TA/Weg Holdings(3)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$1,992	1,922	1,921
								FIRE: Finance Total	$11,830	$11,778	1.1%
	FIRE: Insurance	Ivy Finco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,217	8,992	9,704
		Ivy Finco Limited(6)(18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,077	8,827	9,502
		Margaux Acquisition Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.75%	6.75%	12/19/2024		$9,288	9,256	9,195
		Margaux Acquisition, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/19/2024		$—	(50)	(29)
		Margaux Acquisition Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024		$28,625	28,196	28,339
		Margaux UK Finance Limited(3)(5)(6)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/19/2024		£—	(8)	—
		Margaux UK Finance Limited(6)(15)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024		£7,629	9,804	10,414
								FIRE: Insurance Total	$65,017	$67,125	6.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited(6)(15)(19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021		£9,300	10,894	10,289
								FIRE: Real Estate Total	$10,894	$10,289	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—	—		1,953	1,953	2,625
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	3/3/2025		$—	(64)	—
		CPS Group Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,347	54,925	55,347
		Datix Bidco Limited(2)(3)(5)(6)(18)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/28/2024		£—	(17)	(7)
		Datix Bidco Limited(6)(18)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026		£12,134	16,369	16,564
		Datix Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.62%	4/28/2025	AUD	4,212	3,215	3,224
		Golden State Buyer, Inc.(12)(16)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$15,077	14,952	14,992
		Great Expressions Dental Centers PC(3)(15)(19)(26)	First Lien Senior Secured Loan—Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022		$661	655	454
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023		$7,802	7,789	6,437
		Island Medical Management Holdings, LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,627	8,570	7,764
		Medical Depot Holdings, Inc.(12)(15)(26)	First Lien Senior Secured Loan	L+ 5.50% (2% PIK)	8.50%	1/3/2023		$16,520	15,638	14,084
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,169	12,204
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	L+ 4.50%	4.73%	6/17/2027		$19,966	19,541	19,667
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.00%	6.00%	5/28/2026		€13,131	14,138	15,892
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/28/2026		€22,468	24,635	27,193
		TecoStar Holdings, Inc.(12)(15)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,315	9,306
		U.S. Anesthesia Partners, Inc.(12)(15)(19)(21)	Second Lien Senior Secured Loan	L+ 7.25%	7.49%	6/23/2025		$16,520	16,364	15,859
								Healthcare &
								Pharmaceuticals Total	$219,147	$221,605	20.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
	High Tech Industries	AMI US Holdings Inc.(3)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.65%	4/1/2024		$1,256	1,232	1,256
		AMI US Holdings Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$13,025	12,825	13,025
		Appriss Holdings, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/30/2025		$—	(46)	(47)
		Appriss Holdings, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.50%	5/29/2026		$48,386	47,879	47,902
		Appriss Holdings, Inc.(7)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.25%	5/29/2026		$4,988	4,843	4,988
		CB Nike IntermediateCo Ltd(3)(5)(6)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025		$—	(71)	—
		CB Nike IntermediateCo Ltd(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$35,068	34,485	35,068
		CMI Marketing Inc(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	5/24/2023		$—	(10)	—
		CMI Marketing Inc(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024		$15,101	15,008	15,101
		Drilling Info Holdings, Inc(12)(18)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/30/2025		$22,380	22,317	21,728
		Element Buyer, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	7/18/2025		$11,192	11,216	11,192
		Element Buyer, Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	7/19/2024		$283	244	283
		Element Buyer, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025		$37,390	37,660	37,390
		Everest Bidco(6)(15)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,142	13,946
		MRI Software LLC(7)(15)(28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,454	25,359	25,390
		MRI Software LLC(2)(3)(5)(15)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	2/10/2026		$—	(7)	(2)
		MRI Software LLC(2)(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026		$—	44	(45)
		nThrive, Inc.(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023		$8,000	7,988	8,000
		Utimaco, Inc.(6)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.91%	8/9/2027		$14,849	14,535	14,849
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—		28	2,833	3,065
		Ventiv Holdco, Inc.(3)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.68%	9/3/2025		$426	382	417
		Ventiv Holdco, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$24,056	23,760	23,996
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,198	9,364
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	74,020	9,230	8,620
							High Tech Industries Total		$294,046	$295,486	27.7%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	7.65%	2/1/2027		$20,193	19,707	18,174
		Captain D’s LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	12/15/2023		$1,382	1,373	1,382
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,489	12,559
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 9.00%	10.00%	3/21/2025		$18,829	18,820	17,778
							Hotel, Gaming & Leisure Total		$52,389	$49,893	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50% PIK	7.50%	12/20/2024		$4,613	4,610	3,944
		Ansira Holdings, Inc.(3)(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	7.77%	12/20/2024		$5,383	5,383	5,383

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$37,208	37,150	31,813
							Media: Advertising, Printing & Publishing Total		$47,143	$41,140	3.9%
	Media: Broadcasting & Subscription	Vital Holdco Limited(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	5/29/2026		$35,357	34,654	35,357
		Vital Holdco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.75%	4.75%	5/29/2026		€7,917	8,645	9,679
							Media: Broadcasting & Subscription Total		$43,299	$45,036	4.2%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.50%	4/30/2026	CAD	56	40	44
		9 Story Media Group Inc.(6)(15)(19)(21)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.50%	4/30/2026	CAD	7,310	5,363	5,725
		9 Story Media Group Inc.(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	4/30/2026		€3,938	4,507	4,814
		Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,151	14,416
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,825	9,347
		International Entertainment Investments Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.82%	5/31/2023		£8,686	10,657	11,857
							Media: Diversified & Production Total		$47,810	$48,470	4.5%
	Retail	Batteries Plus Holding Corporation(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/6/2022		$—	—	—
		Batteries Plus Holding Corporation(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
		Thrasio, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	12/18/2026		$—	(313)	(313)
		Thrasio, LLC(15)(19)(21)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,965	10,691	10,691
							Retail Total		$39,050	$39,050	3.7%
	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.40%	7/10/2025		$3,855	3,848	2,660
		AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/10/2025		$15,930	15,904	10,992
		Comet Bidco Limited(6)(18)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024		£7,362	9,523	8,911
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—		2	2,448	1,605
		Hightower Holding, LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$40,850	40,708	40,850
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026		$—	(117)	—
		Refine Intermediate, Inc.(15)(19)(21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,396	21,894
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,715	17,453	19,212
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€16,697	18,244	20,412
		TEI Holdings Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 7.25%	8.25%	12/23/2025		$3,471	3,426	3,200
		TEI Holdings Inc.(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,749	48,204	45,824
							Services: Business Total		$181,037	$175,560	16.3%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—		1	798	798

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)		Cost	Market Value	% of NAV(4)
		MZR Buyer, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.75%	7.75%	12/21/2026		$5,210	5,106	5,105
		MZR Buyer, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,634	39,828	39,822
		Pearl Intermediate Parent LLC(18)(29)	Second Lien Senior Secured Loan	L+ 6.25%	6.40%	2/13/2026		$2,571	2,584	2,558
		Surrey Bidco Limited(6)(17)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026		£5,000	6,163	6,501
		Trafalgar Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.02%	9/11/2024		£6,011	7,763	8,206
		Zeppelin BidCo Pty Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.23%	6/28/2024	AUD	20,621	14,099	15,707
								Services: Consumer Total	$76,341	$78,697	7.4%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc.(18)(29)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	4/30/2026		$6,386	6,360	6,373
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023		$116	113	114
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$919	914	903
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,538	13,431	13,302
		Masergy Holdings, Inc.(15)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	862	851
								Telecommunications Total	21,680 $	$21,543	2.0%
	Transportation: Cargo	A&R Logistics, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/5/2025		$—	(90)	(46)
		A&R Logistics, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,534	42,827	43,207
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$2,448	2,408	2,430
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$6,035	5,961	5,989
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,743	2,717	2,743
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		—	445	522
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		9	9	16
		ENC Holding Corporation(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.25%	5/30/2025		$10,173	10,163	10,072
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—		1,011	1,011	805
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—		7	714	754
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—		122	—	—
		Grammer Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	9/30/2024		$—	6	—
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	9/30/2024		$9,277	9,128	9,277
		Omni Logistics, LLC(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027		$13,770	13,427	13,426
		PS HoldCo, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025		$22,295	22,286	21,849
								Transportation: Cargo Total	$111,012	$111,044	10.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—		3,090	3,090	1,969
		Toro Private Investments II, L.P.(6)(12)(18)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.25%	5/29/2026		$6,715	4,484	4,605
								Transportation: Consumer Total	$7,574	$6,574	0.6%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—		2	1,833	1,618
		Abracon Group Holding, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024		$—	(25)	(50)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate		Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Abracon Group Holding, LLC(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%		7/18/2024	$35,639	35,511	35,015
		Aramsco, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—		8/28/2024	$—	(36)	(51)
		Aramsco, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.40%		8/28/2024	$24,042	23,729	23,681
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—		—	10	1,012	2,126
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%		8/19/2022	$9,844	9,794	9,450
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%		8/19/2022	$6,514	6,430	6,253
								Wholesale Total	$78,248	$78,042	7.3%
								Non-Controlled/Non-Affiliate Investments Total	$2,281,809	$2,261,461	211.7%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—		—	6,720	6,720	15,918
								Beverage, Food & Tobacco Total	$6,720	$15,918	1.5%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—		—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—		—	36	10,104	10,239
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%		9/3/2025	$12,089	12,089	12,089
								Energy: Oil & Gas	$22,193	$22,328	2.1%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(21)	First Lien Senior Secured Loan	L+ 1.00%	1.25%		10/2/2023	$4,404	4,404	4,404
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—		—	68	—	—
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%		10/2/2023	$3,100	3,100	2,588
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%		10/2/2023	$1,572	1,572	1,313
		Direct Travel, Inc.(7)(10)(15)(19)(21)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.27% PIK)	9.50%		10/2/2023	$52,948	52,948	44,212
		Direct Travel, Inc.(3)(10)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%		10/2/2023	$1,950	1,950	1,950
		Direct Travel, Inc.(10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%		10/2/2023	$202	202	202
								Transportation: Consumer	$64,176	$54,669	5.1%
								Non-Controlled/Affiliate Investments Total	$93,089	$92,915	8.7%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC(10)(11)(19)(25)	Preferred Equity	—	16.00%		—	10,828	10,824	10,828
		Air Comm Corporation LLC(10)(11)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%		6/30/2025	$27,023	26,362	26,484
		BCC Jetstream Holdings Aviation (Off I), LLC(3)(6)(10)(11)(19)(20)(25)	Equity Interest	—	—		—	11,863	11,863	11,703
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)(25)	Equity Interest	—	—		—	1,116	1,116	629
		BCC Jetstream Holdings Aviation (On II), LLC(3)(10)(11)(19)(20)(26)	First Lien Senior Secured Loan	—	10.00	%PIK	6/2/2022	$6,712	6,712	6,712
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—		—	84	83,656	66,448
								Aerospace & Defense Total	$140,533	$122,804	11.5%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(19)(25)	Equity Interest	—	—		—	7,308	7,308	7,308
									$7,308	$7,308	0.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
							Controlled Affiliate Investments Total	$147,841	$130,112	12.2%
							Investments Total	$2,522,739	$2,484,488	232.6%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	0.03%	—	$1,846	1,846	1,846
	Cash Equivalents	Goldman Sachs US Treasury Liquid Reserves Fund(30)	Cash Equivalents	—	0.01%	—	$53,106	53,106	53,106
							Cash Equivalents Total	$54,952	$54,952	5.2%
							Investments and Cash Equivalents Total	$2,577,691	$2,539,440	237.8%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$(18)
US DOLLARS 088	CANADIAN DOLLAR 122	Bank of New York Mellon	4/15/2021	(7)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	(17)
POUND STERLING 6,460	US DOLLARS 8,406	Bank of New York Mellon	9/10/2021	(440)
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(776)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(400)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(359)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(990)
US DOLLARS 31,103	EURO 27,540	Goldman Sachs	3/9/2021	(2,644)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	(6,395)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(1,630)
US DOLLARS 19,442	POUND STERLING 14,522	Goldman Sachs	6/7/2021	434
US DOLLARS 97,874	POUND STERLING 77,470	Goldman Sachs	6/7/2021	(8,159)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(642)
US DOLLARS 2,794	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(121)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(450)
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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, there were no loans on non-accrual. As of December 31, 2020, there was one loan placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2021. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2021, the tax years that remain subject to examination are from 2017 forward.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2021 (with corresponding percentage of total portfolio investments):

	As of June 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,911,749	81.5%	$1,881,504	81.1%
Equity Interest	141,052	6.0	136,579	5.9
Second Lien Senior Secured Loan	117,236	5.0	115,172	5.0
Subordinated Note Investment Vehicles (1)	97,360	4.2	97,360	4.2
Preferred equity	29,361	1.3	37,043	1.6
Equity Interest Investment Vehicles (1)	31,610	1.3	35,303	1.5
Subordinated Debt	16,563	0.7	16,579	0.7
Warrants	2	0.0	—	0.0
Total	$2,344,933	100.0%	$2,319,540	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2021 (with corresponding percentage of total portfolio investments):

	As of June 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,101,306	89.6%	$2,088,068	90.1%
United Kingdom	80,307	3.4	80,923	3.6
Cayman Islands	93,788	4.0	79,763	3.4
Germany	26,488	1.1	26,245	1.1
Ireland	20,861	0.9	21,298	0.9
Luxembourg	12,921	0.6	14,501	0.6
Australia	7,631	0.4	7,120	0.3
Canada	972	0.0	955	0.0
Israel	343	0.0	349	0.0
Sweden	184	0.0	177	0.0
France	132	0.0	141	0.0
Total	$2,344,933	100.0%	$2,319,540	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2021 (with corresponding percentage of total portfolio investments):

	As of June 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,968	14.2%	$307,751	13.3%
High Tech Industries	211,114	9.0	212,588	9.2
Consumer Goods: Non-Durable	195,494	8.3	197,349	8.5
Services: Business	142,601	6.1	136,678	5.9
Healthcare & Pharmaceuticals	136,797	5.8	135,902	5.9
Investment Vehicles (2)	128,970	5.5	132,663	5.7
Capital Equipment	117,519	5.0	117,200	5.1
Transportation: Cargo	106,532	4.5	108,133	4.7
Construction & Building	106,306	4.5	106,981	4.6
Automotive	91,656	3.9	92,233	4.0
Wholesale	80,881	3.4	82,565	3.6
Energy: Oil & Gas	69,071	2.9	76,153	3.3
Chemicals, Plastics & Rubber	68,507	2.9	69,964	3.0
Transportation: Consumer	76,608	3.3	65,783	2.8
Services: Consumer	64,060	2.7	65,413	2.8
Consumer Goods: Durable	64,194	2.7	58,148	2.5
FIRE: Insurance (1)	52,868	2.4	54,023	2.3
Hotel, Gaming & Leisure	53,278	2.3	51,972	2.2
Media: Diversified & Production	52,951	2.3	51,888	2.2
Media: Advertising, Printing & Publishing	56,210	2.4	47,053	2.0
Retail	44,841	1.9	45,359	2.0
Telecommunications	39,898	1.7	40,228	1.7
FIRE: Finance (1)	18,955	0.8	19,243	0.8
Beverage, Food & Tobacco	7,766	0.3	18,034	0.8
Banking	14,397	0.6	14,649	0.6
FIRE: Real Estate (1)	10,940	0.5	11,020	0.5
Media: Broadcasting & Subscription	434	0.1	448	0.0
Containers, Packaging, & Glass	117	0.0	119	0.0
Total	$2,344,933	100.0%	$2,319,540	100.0%

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

(1) Finance, Insurance, and Real Estate (“FIRE”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of June 30, 2021, the Company’s investment in ISLP consisted of subordinated notes of $97.4 million, and equity interests of $35.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company had sold $377.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2021, ISLP had $394.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of June 30, 2021 the ISLP Credit Facility had $219.5 million of outstanding debt under the credit facility. As of June 30, 2021, the effective rate on the ISLP Credit Facility was 2.3% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of June 30, 2021
Total investments	$394,503
Weighted average yield on investments	6.6%
Number of borrowers in ISLP	21
Largest portfolio company investment	$44,291
Total of five largest portfolio company investments	$180,605
Unfunded commitments	$5,805

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2021

in thousands

(unaudited)

			17	13	14.00%	1/15/1900		$3	6	10
Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date		Principal/Shares	Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD	4,169	3,287	3,126
								Healthcare & Pharmaceuticals Total	$3,287	$3,126	6.4%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	9/12/2024	AUD	30,167	22,849	22,842
								Information Technology Services Total	$22,849	$22,842	46.4%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 5.00%	5.07%	6/28/2024	AUD	20,415	16,023	15,305
								Services: Consumer Total	$16,023	$15,305	31.1%

								Australian Dollar Total	$42,159	$41,273	83.9%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.86%	4/27/2026		£12,013	16,916	16,577
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		£-	-	-
								Healthcare & Pharmaceuticals Total	$16,916	$16,577	33.7%

	High Tech Industries	Everest Bidco	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,114	14,243	13,957
								High Tech Industries Total	$14,243	$13,957	28.4%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	7.35%	5/31/2023		£8,626	12,109	11,866
								Media: Diversified & Production Total	$12,109	$11,866	24.1%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.37%	9/30/2024		£7,362	9,305	9,495
								Services: Business Total	$9,305	$9,495	19.3%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,954	6,667	6,443
								Services: Consumer Total	$6,667	$6,443	13.1%

								British Pounds Total	$59,240	$58,338	118.6%

Canadian Dollar
	Healthcare & Pharmaceuticals	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.25%	6.25%	4/30/2026	CAD	149	28	29
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,201	5,717	5,803
								Healthcare & Pharmaceuticals Total	$5,745	$5,832	11.9%

	Retail & Wholesale	New Look Vision Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.0%	6.50%	5/26/2028	CAD	18,147	14,811	14,406
								Retail & Wholesale Total	$14,811	$14,406	29.3%

								Canadian Dollar Total	$20,556	$20,238	41.2%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,991
								High Tech Industries Total	$9,231	$8,991	18.3%

								Danish Krone Total	$9,231	$8,991	18.3%

European Currency
	Chemicals, Plastics & Rubber	Niacet Corporation	First Lien Senior Secured Loan	EURIBOR+ 4.5%	5.50%	2/1/2024		€3,425	4,102	4,028
								Chemicals, Plastics & Rubber Total	$4,102	$4,028	8.2%

	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€9,933	12,026	11,770
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,666	15,249
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,806	26,093
								Healthcare & Pharmaceuticals Total	$54,498	$53,112	108.0%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€7,838	9,535	9,287
								Media: Broadcasting & Subscription Total	$9,535	$9,287	18.9%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,879	4,718	4,596
								Media: Diversified & Production Total	$4,718	$4,596	9.3%

	Media: Diversified & Production	Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€30,000	35,033	35,547
	Business Equipment and Services	SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,014	24,883
								Media: Diversified & Production Total	$60,047	$60,430	122.8%

								European Currency Total	$132,900	$131,453	267.2%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,506
								High Tech Industries Total	$8,651	$8,506	17.3%

								Norwegian Krone Total	$8,651	$8,506	17.3%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025		$14,927	14,927	14,927
								Automotive Total	$14,927	$14,927	30.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.85%	7/22/2027		$11,752	11,668	11,752
								Containers, Packaging, & Glass Total	$11,668	$11,752	23.9%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,701	14,779
								Healthcare & Pharmaceuticals Total	$14,701	$14,779	30.0%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,542	34,542	34,542
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.15%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	$49,243	$49,243	100.1%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026		$35,004	35,004	35,004
								Media: Broadcasting & Subscription Total	$35,004	$35,004	71.2%

								U.S. Dollars Total	$125,543	$125,704	255.5%

								Total	$398,280	$394,503	802.0%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,843	AUSTRALIAN DOLLARS 2,855		7/19/2021	$44
EURO 564	CANADIAN DOLLARS 847		7/19/2021	(14)
EURO 882	DANISH KRONE 6,559		7/19/2021	(0)
EURO 7,667	BRITISH POUNDS 6,667		7/19/2021	(113)
EURO 847	NORWEGIAN KRONE 8,517		7/19/2021	15
EURO 12,229	US DOLLARS 14,683		7/19/2021	(164)
EURO 1,050	US DOLLARS 1,271		7/19/2021	(24)
US DOLLARS 8,562	AUSTRALIAN DOLLARS 11,053		7/19/2021	262
US DOLLARS 2,622	CANADIAN DOLLARS 3,278		7/19/2021	(26)
US DOLLARS 4,098	DANISH KRONE 25,389		7/19/2021	45
US DOLLARS 29,553	EURO 26,615		7/19/2021	329
US DOLLARS 553	EURO 457		7/19/2021	11
US DOLLARS 35,635	BRITISH POUNDS 25,809		7/19/2021	(40)
US DOLLARS 3,940	NORWEGIAN KRONE 32,971		7/19/2021	105
				$430

Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
June 30, 2021
Investments at fair value (cost - $398,280)	$394,503
Cash	9,423
Foreign cash	3,729
Deferred financing costs	2,223
Other assets	4,425
Total assets	$414,303
Debt	$219,529
Subordinated notes payable to members	137,857
Dividend payable	1,100
Other payables	6,626
Total liabilities	$365,112
Members’ equity	49,191
Total liabilities and members’ equity	$414,303

Selected Statement of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Investment Income
Interest Income	$6,010	$8,112
Other	—	—
Total investment income	6,010	8,112
Expenses
Interest and debt financing expenses	1,353	1,908
Interest expense on members subordinated notes	3,137	4,444
General and administrative expenses	401	758
Total expenses	4,891	7,110
Net investment income	1,119	1,002
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	2	(20)
Net realized gain (loss) on foreign currency transactions	(678)	2,666
Net realized gain (loss) on forward contracts	1,194	1,194
Net unrealized gain (loss) on foreign currency	1,877	4,869
Net change in unrealized appreciation (depreciation) on forward contracts	(1,223)	430
Net change in unrealized appreciation (depreciation) on investments	309	(3,777)
Net gain (loss) on investments	1,481	5,362
Net increase (decrease) in members’ equity resulting from operations	$2,600	$6,364

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2021, according to the fair value hierarchy:

			Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$137,682	$1,743,822	—	$1,881,504
Equity Interests	—	—	136,579	—	136,579
Second Lien Senior Secured Loans	—	12,326	102,846	—	115,172
Subordinated Note in Investment Vehicles (1)	—	—	97,360	—	97,360
Preferred Equity	—	—	37,043		37,043
Equity Interest in Investment Vehicles (1)	—	—		35,303	35,303
Subordinated Debt			16,579	—	16,579
Warrants	—	—	—	—	—
Total Investments	$—	$150,008	$2,134,229	$35,303	$2,319,540
Cash equivalents	$85,534	$—	$—	$—	$85,534
Forward currency exchange contracts (liability)	$—	$2,010	$—	$—	$2,010

(1)	Represents debt and equity investment in ISLP.
(2)	In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Subordinated Debt	Warrants	Total Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	390,853	9,563	44,741	97,360	3,889	16,557	2	562,965
Paid-in-kind interest	5,297	—	—	—	—	—	—	5,297
Net accretion of discounts (amortization of premiums)	2,543	—	244	—	—	6	—	2,793
Proceeds from principal repayments and sales of investments (1)	(641,023)	—	(86,463)	—	(11,268)	—	—	(738,754)
Net change in unrealized appreciation (depreciation) on investments	(10,791)	7,111	2,144	—	(309)	16	(2)	(1,831)
Net realized gains (losses) on investments	15,799	—	1,839	—	7,018	—	—	24,656
Transfers out of Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	29,994	—	—	—	—	—	—	29,994
Balance as of June 30, 2021	$1,743,822	$136,579	$102,846	$97,360	$37,043	$16,579	$—	$2,134,229
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2021	$(5,208)	$7,110	$2,103	$—	$(309)	$16	$(2)	$3,710

(1)	Includes reorganizations and restructuring of investments.

(2)	Represents debt investment in ISLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2021, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2021, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2021 were as follows:

	As of June 30, 2021
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,518,617	Discounted Cash Flows	Comparative Yields	4.7%-16.1% (8.1%	)
First Lien Senior Secured Loans	71,656	Comparable Company Multiple	EBITDA Multiple	7.5x-7.7x (7.5x	)
First Lien Senior Secured Loans	19,399	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	14,012	Collateral Analysis	Recovery Rate	100.0%
Second Lien Senior Secured Loans	102,846	Discounted Cash Flows	Comparative Yields	8.8%-14.2% (11.2%	)
Subordinated Note Investment Vehicles	97,360	Discounted Cash Flows	Comparative Yields	9.9%
Equity Interests	90,739	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.2%	)
Equity Interests	23,940	Comparable Company Multiple	EBITDA Multiple	8.0x-19.0x (13.2x	)
Equity Interests	16,988	Comparable Company Multiple	Comparative Yields	7.0%
Preferred Equity	9,437	Comparable Company Multiple	EBITDA Multiple	7.7x-13.3x (10.0x	)
Preferred Equity	16,778	Discounted Cash Flows	Discount Rate	10.0%
Warrants	—	Comparable Company Multiple	EBITDA Multiple	7.7x-8.0	x
Total investments	$1,981,772

(1)	Included within the Level 3 assets of $2,134,229 is an amount of $152,457 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2021. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair values of the 2026 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2021, approximate the carrying value of such notes.

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

For the three months ended June 30, 2021 and 2020, management fees were $8.6 million and $8.6 million, respectively. For the six months ended June 30, 2021 and 2020, management fees were $17.3 million and $17.4 million, respectively. For the three months ended June 30, 2021, $0.0 million was contractually waived and $2.7 million was voluntarily waived. For the six months ended June 30, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived. For the three and six months ended June 30, 2020, there was no contractual or voluntary waivers.

As of June 30, 2021, and December 31, 2020, management fees payable were $5.9 million and $6.3 million, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company incurred $8.0 million and $0.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $4.5 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended June 30, 2021 and 2020. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2021 and 2020, the Company incurred $14.8 million and $0.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $4.5 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the six months ended June 30, 2021 and 2020. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of June 30, 2021 and December 31, 2020, there was $3.5 million and $3.8 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2021 and December 31, 2020.

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

For the three months ended June 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP Incentive Fee. For the six months ended June 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP Incentive Fee. As of June 30, 2021 and December 31, 2020, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the six months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there were $0.0 million and $0.0 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2021 and December 31, 2020, the Advisor held 487,756.81 and 487,574.03 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 12,875,920.66 and 12,875,920.66 shares of the Company at June 30, 2021 and December 31, 2020, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2021 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2021	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$15,918	$-	$-	$1,070	$-	$16,988	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	10,239	-	-	6,539	-	16,778	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,089	122	-	-	-	12,211	488	-
Direct Travel, Inc. First Lien Senior Secured Loan	4,404	211	-	-	-	4,615	240	-
Direct Travel, Inc. Equity Interest (1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	2,588	128	-	(118)	-	2,598	142	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,313	66	-	(60)	-	1,319	76	-
Direct Travel, Inc. First Lien Senior Secured Loan	44,212	2,226	-	(2,024)	-	44,414	2,566	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,950	1,725	-	-	-	3,675	133	-
Direct Travel, Inc. First Lien Senior Secured Loan	202	-	-	-	-	202	7	-
Total Non-Controlled/affiliate investment	$92,915	$4,478	$-	$5,407	$-	$102,800	$3,652	$-

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of June 30, 2021	Dividend, Interest, and PIK Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$-	$-	$-	$10,828	$697	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	26,484	72	(69)	737	-	27,224	1,090	-
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	629	-	-	(629)	-	-	50	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,712	483	-	(7)	-	7,188	463	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,703	-	-	(727)	-	10,976	534	-
Gale Aviation (Offshore) Co, Equity Interest	66,448	1,872	-	3,467	-	71,787	2,906	-
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	-	34,847	-	3,693	(3,237)	35,303	776	-
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	-	97,360	-	-	-	97,360	3,140	-
Lightning Holdings Equity Interest	7,308	953	-	(285)	-	7,976	-	-
Total Controlled affiliate investment	$130,112	$135,587	$(69)	$6,249	$(3,237)	$268,642	$9,656	$-
Total	$223,027	$140,065	$(69)	$11,656	$(3,237)	$371,442	$13,308	$-

(1)	Non-income producing.

Transactions during the year ended December 31, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$-	$-	$9,198	$-	$15,918	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	-	10,104	-	135	-	10,239	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	-	12,089	-	-	-	12,089	321	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	4,404	-	-	-	4,404	14	-
Direct Travel, Inc. Equity Interest(1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	3,100	-	(512)	-	2,588	73	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,572	-	(259)	-	1,313	37	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	52,948	-	(8,736)	-	44,212	1,236	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,950	-	-	-	1,950	28	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	202	-	-	-	202	157	202
Total Non-Controlled/affiliate investment	$6,720	$86,369	$-	$(174)	$-	$92,915	$1,866	$202

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$-	$-	$-	$10,828	$868	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	121	(274)	(524)	-	26,484	2,290	4
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	-	-	(1,240)	-	629	100	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	349	-	-	-	6,712	634	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	-	-	(1,388)	-	11,703	1,068	-
Gale Aviation (Offshore) Co, Equity Interest	57,773	26,648	-	(17,973)	-	66,448	6,500	-
Lightning Holdings Equity Interest	-	7,308	-	-	-	7,308	-	-
Total Controlled affiliate investment	$117,085	$34,426	$(274)	$(21,125)	$-	$130,112	$11,460	$4
Total	$123,805	$120,795	$(274)	$(21,299)	$-	$223,027	$13,326	$206

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 183% and 173%, respectively.

The Company’s outstanding borrowings as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$-	$-	$-	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,092	365,700	365,700	364,006
JPM Credit Facility	450,000	103,233	103,233	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	396,379	398,750	398,750	396,265
Revolving Advisor Loan	50,000	-	-	50,000	-	-
2023 Notes	150,000	150,000	147,635	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,690	-	-	-
Total Debt	$1,714,450	$1,317,683	$1,306,029	$1,839,450	$1,465,507	$1,458,360

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2021 and year ended December 31, 2020 were 3.2% and 3.6%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2018-1 Notes	$365,700	$-	$-	$-	$365,700
JPM Credit Facility	103,233	-	-	103,233	-
2019-1 Debt	398,750	-	-	-	398,750
2023 Notes	150,000	-	150,000	-	-
2026 Notes	300,000	-	-	300,000	-
Total Debt Obligations	$1,317,683	$-	$150,000	$403,233	$764,450

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

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00%. The Company paid an unused commitment fee of 30 basis points (0.30%) per annum.

On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the 2026 Notes were used to repay the total outstanding debt.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$5,207
Unused facility fee	—	70
Amortization of deferred financing costs and upfront commitment fees	—	267
Total interest and debt financing expenses	$—	$5,544

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$509	$9,605
Unused facility fee	118	164
Amortization of deferred financing costs and upfront commitment fees	—	533
Total interest and debt financing expenses	$627	$10,302

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.74%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.99%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.34%
Class B	29,300	3.00% + 3 Month LIBOR	3.19%
Class C	30,400	4.00% + 3 Month LIBOR	4.19%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of June 30, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $428.7 million and cash of $13.9 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.6 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,021	$2,988
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$2,064	$3,031

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$4,045	$6,506
Amortization of debt issuance costs and upfront commitment fees	86	86
Total interest and debt financing expenses	$4,131	$6,592

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of June 30, 2021 and December 31, 2020, there were $103.2 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$629	$4,101
Unused facility fee	1,710	54
Amortization of deferred financing costs and upfront commitment fees	65	62
Total interest and debt financing expenses	$2,404	$4,217

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,419	$9,025
Unused facility fee	2,344	216
Amortization of deferred financing costs and upfront commitment fees	129	337
Total interest and debt financing expenses	$4,892	$9,578

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.88%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.88%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.88%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.78%
Class C	32,500	4.75% + 3 Month LIBOR	4.93%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of June 30, 2021, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $451.4 million and cash of $43.3 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.4 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,506	$3,598
Amortization of debt issuance costs and upfront commitment fees	57	57
Total interest and debt financing expenses	$2,563	$3,655

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$5,032	$7,735
Amortization of debt issuance costs and upfront commitment fees	114	114
Total interest and debt financing expenses	$5,146	$7,849

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of June 30, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$56
Total interest and debt financing expenses	$—	$56

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$58
Total interest and debt financing expenses	$—	$58

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of June 30, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows:

	June 30, 2021	December 31, 2020
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,422)	(1,785)
Original issue discount, net of accretion	(943)	(1,183)
Carrying value of 2023 Notes	$147,635	$147,032

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$3,187	$744
Amortization of debt issuance cost	183	38
Accretion of original issue discount	121	27
Total interest and debt financing expenses	$3,491	$809

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$6,375	$744
Amortization of debt issuance cost	363	38
Accretion of original issue discount	240	27
Total interest and debt financing expenses	$6,978	$809

2026 Notes

On March 10, 2021, the “Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.950% notes due 2026 (the “2026 Notes”).

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

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows:

	June 30, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(3,046)	—
Original issue discount, net of accretion	(2,264)	—
Carrying value of 2026 Notes	$294,690	$—

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,213	$—
Amortization of debt issuance cost	162	—
Amortization of original issue discount	120	—
Total interest and debt financing expenses	$2,495	$—

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,729	$—
Amortization of debt issuance cost	199	—
Amortization of original issue discount	148	—
Total interest and debt financing expenses	$3,076	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2021 and December 31, 2020 is included on the consolidated schedules of investments by contract. The Company had collateral receivables of $3.8 million and $4.9 million for June 30, 2021 and December 31, 2020, respectively with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $101.1 million and $184.3 million, respectively. For the three and six months ended June 30, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $263.4 million and $251.7 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2021:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$—	$(1,290)	$(1,290)	$1,290	$—
Goldman Sachs	Unrealized depreciation on forward currency contracts	$—	$(720)	$(720)	$—	$(720)

(1)	Amount excludes excess cash collateral paid.

(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended June 30,
	2021	2020
Net realized gains (losses) on forward currency exchange contracts	$(18,396)	$5,097
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	16,028	(9,865)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(2,368)	$(4,768)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $2.2 million and $5.8 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.4) million and ($4.8) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.2) million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2021 and 2020 was as follows:

	For the Six Months Ended June 30,
	2021	2020
Net realized gain (losses) on forward currency exchange contracts	$(21,688)	$6,602
Net change in unrealized appreciation on forward currency exchange contracts	20,604	3,256
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(1,084)	$9,858

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($1.9) million and ($7.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.1) million and $9.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.0) million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
Total distributions declared			$0.68	$43,902

The distributions declared during the six months ended June 30, 2021 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2021 and December 31, 2020, BCSF Advisors, LP contributed in aggregate $8.9 million to the Company and received 487,756.81 shares of the Company and contributed $8.9 million to the Company and received 487,574.03 shares of the Company, respectively. At June 30, 2021 and December 31, 2020, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended June 30, 2021 and 2020, there were no shares issued pursuant to the dividend reinvestment plan. For the six months ended June 30, 2021 and 2020, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2021, there have been no repurchases of common stock.

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

As of June 30, 2021, the Company had $213.0 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,642
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
American Trailer Rental Group - Delayed Draw	12/1/2027	2,940
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,745
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	7,084
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Appriss Holdings, Inc. - Revolver	5/30/2025	3,547
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	3,117
Captain D's LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	13
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	14,607
Direct Travel, Inc. - Delayed Draw	10/2/2023	3,075
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,842
Element Buyer, Inc. - Revolver	7/19/2024	3,967
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	643
Green Street Parent, LLC - Revolver	8/27/2025	2,032
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Delayed Draw	9/9/2025	2,635
JHCC Holdings, LLC - Revolver	9/9/2025	1,817
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	853
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	689
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look Vision Group - Delayed Draw	5/26/2028	5,386
New Look Vision Group – Revolver	5/26/2026	1,477
Opus2 - Delayed Draw	4/30/2028	7,536
Profile Products LLC - Revolver	12/20/2024	2,146
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Solaray, LLC - Revolver	9/9/2022	8,160
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	2/17/2026	11,924
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,229
TA/Weg Holdings - Delayed Draw	10/2/2025	371
TA/Weg Holdings - Delayed Draw	10/2/2025	2,392
TEI Holdings Inc. - Revolver	12/23/2025	3,169
TGI Sport Bidco Pty Ltd - First Lien Senior Secured Loan	4/30/2027	3,128
Thrasio, LLC - Delayed Draw	12/18/2026	8,727
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	3,916
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,015
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Delayed Draw	4/1/2026	5,549
World Insurance - Revolver	4/1/2026	931
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,381
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$212,982

_________________________

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	For the Six months Ended June 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.54	$19.72
Net investment income (1)	0.68	0.81
Net realized gain (loss) (1) (7)	(0.06)	(0.08)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	0.53	(2.30)
Net increase (decrease) in net assets resulting from operations (1) (9) (10)	1.15	(1.57)
Stockholder distributions from income (3)	(0.68)	(0.75)
Dilution due to issuance of common stock	—	(1.59)
Net asset value at end of period	$17.01	$15.81
Net assets at end of period	$1,098,288	$1,020,953
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$15.30	$11.08
Total return based on market value (12)	31.90%	(39.65)%
Total return based on net asset value (4)	7.03%	(16.16)%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	8.80%	8.86%
Ratio of total net expenses to average net assets (5) (11) (13)	9.30%	11.84%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	4.67%	7.33%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	8.35%	11.84%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	3.76%	3.62%
Average principal debt outstanding	$1,380,515	$1,615,436
Portfolio turnover (6)	25.09%	9.93%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts and net realized gain (loss) on foreign currency transactions.
(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
10)	Net increase (decrease) in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was (0.42%) and 0.00% for the six months ended June 30, 2021 and 2020, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was (0.45%) and 0.00% for the six months ended June 30, 2021 and 2020, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2021 would be 7.93%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2020 would be 8.86%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2021 would be 10.17%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2020 would be 11.84%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2021, we have invested approximately $4.4 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2021 and December 31, 2020, 98.3% and 99.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.0 million and $0.0 million for the six months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of June 30, 2021, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2021, the Company’s asset coverage was 183%.

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

As of June 30, 2021, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of June 30, 2021. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested $216.1 million, including PIK, in 35 portfolio companies, and had $257.7 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $41.6 million for the period. Of the $216.1 million invested during the three months ended June 30, 2021, $52.3 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended June 30, 2020, we invested $50.6 million, including PIK, in 21 portfolio companies, and had $67.1 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $16.5 million for the period. Of the $50.6 million invested during the three months ended June 30, 2020, $19.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2021, we invested $602.4 million, including PIK, in 48 portfolio companies, and had $807.1 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $204.7 million for the period. Of the 602.4 million invested during the six months ended June 30, 2021, $78.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2021 (dollars in thousands):

	As of June 30, 2021
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,911,749	81.5%	$1,881,504	81.1%	7.2%	7.4%
Equity Interest	141,052	6.0	136,579	5.9	7.0	8.3
Second Lien Senior Secured Loans	117,236	5.0	115,172	5.0	9.6	9.7
Subordinated Note Investment Vehicles (2)	97,360	4.2	97,360	4.2	9.0	9.0
Preferred equity	29,361	1.3	37,043	1.6	15.0	14.9
Equity Interest in Investment Vehicles (2)	31,610	1.3	35,303	1.5	9.8	8.8
Subordinated Debt	16,563	0.7	16,579	0.7	11.4	11.4
Warrants	2	0.0	-	0.0	N/A	N/A
Total	$2,344,933	100.0%	$2,319,540	100.0%	7.5%	7.7%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

(2)	Represents debt and equity investment in ISLP.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%	7.1%	7.2%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6	9.0	9.3
Equity Interests	131,491	5.2	119,905	4.8	8.8	10.7
Preferred Equity	29,723	1.2	37,713	1.5	15.0	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,522,739	100.0%	$2,484,488	100.0%	7.3%	7.5%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant acquiring debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2021:

As of
June 30, 2021
Number of portfolio companies	104
Percentage of debt bearing a floating rate (1)	98.3%
Percentage of debt bearing a fixed rate (1)	1.7%

(1)   Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2020:

As of December 31, 2020
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)   Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2021 (dollars in thousands):

	As of June 30, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,344,933	100.0%	$2,319,540	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,344,933	100.0%	$2,319,540	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,517,782	99.8%	$2,479,794	99.8%
Non-accrual	4,957	0.2	4,694	0.2
Total	$2,522,739	100.0%	$2,484,488	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, there are no loans on non-accrual. This is compared to one loan on non-accrual as of December 31, 2020, comprising 0.2% of the Company’s portfolio, based on fair value.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2021 (dollars in thousands):

	As of June 30, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$29,869	1.2%	$29,869	1.2%
Foreign cash	1,366	0.1	1,707	0.1
Restricted cash	57,144	2.3	57,144	2.4
First Lien Senior Secured Loans	1,911,749	78.6	1,881,504	78.1
Equity Interest	141,052	5.8	136,579	5.7
Second Lien Senior Secured Loan	117,236	4.8	115,172	4.8
Subordinated Note in Investment Vehicles (1)	97,360	4.0	97,360	4.0
Preferred Equity	29,361	1.2	37,043	1.5
Equity Interests in Investment Vehicles (1)	31,610	1.3	35,303	1.5
Subordinated Debt	16,563	0.7	16,579	0.7
Warrants	2	0.0	-	0.0
Total	$2,433,312	100.0%	$2,408,260	100.0

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2021 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of June 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$331,968	14.2%	$307,751	13.3%
High Tech Industries	211,114	9.0	212,588	9.2
Consumer Goods: Non-Durable	195,494	8.3	197,349	8.5
Services: Business	142,601	6.1	136,678	5.9
Healthcare & Pharmaceuticals	136,797	5.8	135,902	5.9
Investment Vehicles (2)	128,970	5.5	132,663	5.7
Capital Equipment	117,519	5.0	117,200	5.1
Transportation: Cargo	106,532	4.5	108,133	4.7
Construction & Building	106,306	4.5	106,981	4.6
Automotive	91,656	3.9	92,233	4.0
Wholesale	80,881	3.4	82,565	3.6
Energy: Oil & Gas	69,071	2.9	76,153	3.3
Chemicals, Plastics & Rubber	68,507	2.9	69,964	3.0
Transportation: Consumer	76,608	3.3	65,783	2.8
Services: Consumer	64,060	2.7	65,413	2.8
Consumer Goods: Durable	64,194	2.7	58,148	2.5
FIRE: Insurance (1)	52,868	2.4	54,023	2.3
Hotel, Gaming & Leisure	53,278	2.3	51,972	2.2
Media: Diversified & Production	52,951	2.3	51,888	2.2
Media: Advertising, Printing & Publishing	56,210	2.4	47,053	2.0
Retail	44,841	1.9	45,359	2.0
Telecommunications	39,898	1.7	40,228	1.7
FIRE: Finance (1)	18,955	0.8	19,243	0.8
Beverage, Food & Tobacco	7,766	0.3	18,034	0.8
Banking	14,397	0.6	14,649	0.6
FIRE: Real Estate (1)	10,940	0.5	11,020	0.5
Media: Broadcasting & Subscription	434	0.1	448	0.0
Containers, Packaging, & Glass	117	0.0	119	0.0
Total	$2,344,933	100.0%	$2,319,540	100.0%

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

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2021 (dollars in thousands):

	As of June 30, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$20,287	0.9%	3	2.9%
2	2,050,293	88.4	92	88.4
3	248,960	10.7	9	8.7
4	-	0.0	-	0.0
Total	$2,319,540	100.0%	104	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of June 30, 2021, the Company’s investment in ISLP consisted of subordinated notes of $97.4 million, and equity interests of $35.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company had sold $377.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2021, ISLP had $394.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of June 30, 2021 the ISLP Credit Facility had $219.5 million of outstanding debt under the credit facility. As of June 30, 2021, the effective rate on the ISLP Credit Facility was 2.3% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of June 30, 2021
Total investments	$394,503
Weighted average yield on investments	6.6%
Number of borrowers in ISLP	21
Largest portfolio company investment	$44,291
Total of five largest portfolio company investments	$180,605
Unfunded commitments	$5,805

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2021

in thousands

(unaudited)

			17	13	14.00%	1/15/1900		$3	6	10
Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date		Principal/Shares	Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD	4,169	3,287	3,126
								Healthcare & Pharmaceuticals Total	$3,287	$3,126	6.4%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	9/12/2024	AUD	30,167	22,849	22,842
								Information Technology Services Total	$22,849	$22,842	46.4%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 5.00%	5.07%	6/28/2024	AUD	20,415	16,023	15,305
								Services: Consumer Total	$16,023	$15,305	31.1%

								Australian Dollar Total	$42,159	$41,273	83.9%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.86%	4/27/2026		£12,013	16,916	16,577
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	-	-	10/28/2024		£-	-	-
								Healthcare & Pharmaceuticals Total	$16,916	$16,577	33.7%

	High Tech Industries	Everest Bidco	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,114	14,243	13,957
								High Tech Industries Total	$14,243	$13,957	28.4%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	7.35%	5/31/2023		£8,626	12,109	11,866
								Media: Diversified & Production Total	$12,109	$11,866	24.1%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.37%	9/30/2024		£7,362	9,305	9,495
								Services: Business Total	$9,305	$9,495	19.3%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,954	6,667	6,443
								Services: Consumer Total	$6,667	$6,443	13.1%

								British Pounds Total	$59,240	$58,338	118.6%

Canadian Dollar
	Healthcare & Pharmaceuticals	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.25%	6.25%	4/30/2026	CAD	149	28	29
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,201	5,717	5,803
								Healthcare & Pharmaceuticals Total	$5,745	$5,832	11.9%

	Retail & Wholesale	New Look Vision Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.0%	6.50%	5/26/2028	CAD	18,147	14,811	14,406
								Retail & Wholesale Total	$14,811	$14,406	29.3%

								Canadian Dollar Total	$20,556	$20,238	41.2%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,991
								High Tech Industries Total	$9,231	$8,991	18.3%

								Danish Krone Total	$9,231	$8,991	18.3%

European Currency
	Chemicals, Plastics & Rubber	Niacet Corporation	First Lien Senior Secured Loan	EURIBOR+ 4.5%	5.50%	2/1/2024		€3,425	4,102	4,028
								Chemicals, Plastics & Rubber Total	$4,102	$4,028	8.2%

	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€9,933	12,026	11,770
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,666	15,249
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,806	26,093
								Healthcare & Pharmaceuticals Total	$54,498	$53,112	108.0%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	5/29/2026		€7,838	9,535	9,287
								Media: Broadcasting & Subscription Total	$9,535	$9,287	18.9%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,879	4,718	4,596
								Media: Diversified & Production Total	$4,718	$4,596	9.3%

	Media: Diversified & Production	Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€30,000	35,033	35,547
	Business Equipment and Services	SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,014	24,883
								Media: Diversified & Production Total	$60,047	$60,430	122.8%

								European Currency Total	$132,900	$131,453	267.2%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,506
								High Tech Industries Total	$8,651	$8,506	17.3%

								Norwegian Krone Total	$8,651	$8,506	17.3%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025		$14,927	14,927	14,927
								Automotive Total	$14,927	$14,927	30.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.85%	7/22/2027		$11,752	11,668	11,752
								Containers, Packaging, & Glass Total	$11,668	$11,752	23.9%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,701	14,779
								Healthcare & Pharmaceuticals Total	$14,701	$14,779	30.0%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025		$-	-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,542	34,542	34,542
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.15%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	$49,243	$49,243	100.1%

	Media: Broadcasting & Subscription	Vital Holdco Limited	First Lien Senior Secured Loan	L+ 5.25%	6.25%	5/29/2026		$35,004	35,004	35,004
								Media: Broadcasting & Subscription Total	$35,004	$35,004	71.2%

								U.S. Dollars Total	$125,543	$125,704	255.5%

								Total	$398,280	$394,503	802.0%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,843	AUSTRALIAN DOLLARS 2,855		7/19/2021	$44
EURO 564	CANADIAN DOLLARS 847		7/19/2021	(14)
EURO 882	DANISH KRONE 6,559		7/19/2021	(0)
EURO 7,667	BRITISH POUNDS 6,667		7/19/2021	(113)
EURO 847	NORWEGIAN KRONE 8,517		7/19/2021	15
EURO 12,229	US DOLLARS 14,683		7/19/2021	(164)
EURO 1,050	US DOLLARS 1,271		7/19/2021	(24)
US DOLLARS 8,562	AUSTRALIAN DOLLARS 11,053		7/19/2021	262
US DOLLARS 2,622	CANADIAN DOLLARS 3,278		7/19/2021	(26)
US DOLLARS 4,098	DANISH KRONE 25,389		7/19/2021	45
US DOLLARS 29,553	EURO 26,615		7/19/2021	329
US DOLLARS 553	EURO 457		7/19/2021	11
US DOLLARS 35,635	BRITISH POUNDS 25,809		7/19/2021	(40)
US DOLLARS 3,940	NORWEGIAN KRONE 32,971		7/19/2021	105
				$430

Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
June 30, 2021
Investments at fair value (cost - $398,280)	$394,503
Cash	9,423
Foreign cash	3,729
Deferred financing costs	2,223
Other assets	4,425
Total assets	$414,303
Debt	$219,529
Subordinated notes payable to members	137,857
Dividend payable	1,100
Other payables	6,626
Total liabilities	$365,112
Members’ equity	49,191
Total liabilities and members’ equity	$414,303

Selected Statement of Operations Information

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Investment Income
Interest Income	$6,010	$8,112
Other	—	—
Total investment income	6,010	8,112
Expenses
Interest and debt financing expenses	1,353	1,908
Interest expense on members subordinated notes	3,137	4,444
General and administrative expenses	401	758
Total expenses	4,891	7,110
Net investment income	1,119	1,002
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	2	(20)
Net realized gain (loss) on foreign currency transactions	(678)	2,666
Net realized gain (loss) on forward contracts	1,194	1,194
Net unrealized gain (loss) on foreign currency	1,877	4,869
Net change in unrealized appreciation (depreciation) on forward contracts	(1,223)	430
Net change in unrealized appreciation (depreciation) on investments	309	(3,777)
Net gain (loss) on investments	1,481	5,362
Net increase (decrease) in members’ equity resulting from operations	$2,600	$6,364

Results of Operations

Our operating results for the three months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Total investment income	$46,490	$47,871
Total expenses, net of fee waivers	24,566	27,849
Net investment income	21,924	20,022
Net realized gain (loss)	(12,546)	5,215
Net change in unrealized appreciation (depreciation)	33,055	(3,465)
Net increase (decrease) in net assets resulting from operations	$42,433	$21,772

Our operating results for the six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Total investment income	$96,320	$99,367
Total expenses, net of fee waivers	52,230	56,845
Net investment income	44,090	42,522
Net realized gain (loss)	(3,688)	(4,151)
Net change in unrealized appreciation (depreciation)	33,784	(121,046)
Net increase (decrease) in net assets resulting from operations	$74,186	$(82,675)

 Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Interest income	$39,755	$44,885
Dividend income	2,929	2,927
PIK income	2,931	—
Other income	875	59
Total investment income	$46,490	$47,871

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $39.8 million for the three months ended June 30, 2021 from $44.9 million for the three months ended June 30, 2020, primarily due to the decrease in LIBOR and investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,344.9 million as June 30, 2021 compared to $2,610.4 million as of June 30, 2020. Accelerated unamortized discounts from paydowns increased to $0.9 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020. Dividend income remained flat at $2.9 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020. PIK income increased $2.9 million for the three months ended June 30, 2021 due to the number of investments earning PIK income. Other income increased to approximately $0.9 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020, primarily due to an increase in one-time fees earned on certain investments. As of June 30, 2021, the weighted average yield of our investment portfolio at amortized cost increased to 7.5% from 7.1% as of June 30, 2020.

The composition of our investment income for the six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Interest income	$81,728	$93,528
Dividend income	4,964	5,340
PIK income	5,297	—
Other income	4,331	499
Total investment income	$96,320	$99,367

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $81.7 million for the six months ended June 30, 2021 from $93.5 million for the six months ended June 30, 2020, primarily due to the decrease in LIBOR and investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,344.9 million as June 30, 2021 compared to $2,610.4 million as of June 30, 2020. Accelerated unamortized discounts from paydowns increased to $2.5 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020. Dividend income decreased to $5.0 million for the six months ended June 30, 2021 from $5.3 million for the six months ended June 30, 2020, primarily due to a decrease in dividend income from our equity interests. PIK income increased $5.3 million for the six months ended June 30, 2021 due to the number of investments earning PIK income. Other income increased to approximately $4.3 million for the six months ended June 30, 2021 from $0.5 million for the six months ended June 30, 2020, primarily due to an increase in one-time fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Interest and debt financing expenses	$13,017	$17,312
Base management fee	8,623	8,639
Incentive fee	8,042	—
Professional fees	714	643
Directors fees	171	171
Other general and administrative expenses	1,241	1,084
Total expenses, before fee waivers	$31,808	$27,849
Base management fee waiver	(2,723)	—
Incentive fee waiver	(4,519)	—
Total expenses, net of fee waivers	$24,566	$27,849

The composition of our operating expenses for the six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Interest and debt financing expenses	$24,850	$35,188
Base management fee	17,320	17,365
Incentive fee	14,771	—
Professional fees	1,673	1,613
Directors fees	343	346
Other general and administrative expenses	2,629	2,333
Total expenses, before fee waivers	$61,586	$56,845
Base management fee waiver	(4,837)	—
Incentive fee waiver	(4,519)	—
Total expenses, net of fee waivers	$52,230	$56,845

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $13.0 million and $17.3 million for the three months ended June 30, 2021 and 2020, respectively. Interest and debt financing expense for the three months ended June 30, 2021 as compared to June 30, 2020 decreased primarily due to a decrease in total principal debt outstanding and LIBOR between periods. Interest and debt financing expenses on our borrowings totaled approximately $24.8 million and $35.2 million for the six months ended June 30, 2021 and 2020, respectively. Interest and debt financing expense for the six months ended June 30, 2021 as compared to June 30, 2020 decreased primarily due to a decrease in total principal debt outstanding and LIBOR between periods. The weighted average principal debt balance outstanding for the three months ended June 30, 2021 was $1,311.1 million compared to $1,649.0 million for the three months ended June 30, 2020. The weighted average principal debt balance outstanding for the six months ended June 30, 2021 was $1,380.5 million compared to $1,615.4 million for the three months ended June 30, 2020.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.2% and 3.6% as of June 30, 2021 and December 31, 2020, respectively.

Management Fees

Management fees (net of waivers) decreased to $5.9 million for the three months ended June 30, 2021 from $8.6 million for the three months ended June 30, 2020. Management fees (gross of waivers) remained flat at $8.6 million for the three months ended June 30, 2021 compared to $8.6 million for the three months ended June 30, 2020. Management fees waived for the three months ended June 30, 2021 and 2020 were $2.7 million and $0.0 million, respectively.

Management fees (net of waivers) decreased to $12.5 million for the six months ended June 30, 2021 from $17.4 million for the six months ended June 30, 2020. Management fees (gross of waivers) slightly decreased to $17.3 million for the six months ended June 30, 2021 compared to $17.4 million for the six months ended June 30, 2020. Management fees waived for the six months ended June 30, 2021 and 2020 were $4.8 million and $0.0 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $3.5 million for the three months ended June 30, 2021 from $0.0 million for the three months ended June 30, 2020. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $4.5 million for the three months ended June 30, 2021 and $0.0 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $10.3 million for the six months ended June 30, 2021 from $0.0 million for the six months ended June 30, 2020. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $4.5 million for the six months ended June 30, 2021 and $0.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.0 million for the three months ended June 30, 2021 from $1.7 million for the three months ended June 30, 2020, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Professional fees and other general and administrative expenses increased to $4.3 million for the six months ended June 30, 2021 from $3.9 million for the six months ended June 30, 2020, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Net realized gain on investments	$7,917	$179
Net realized loss on investments	(3,072)	(127)
Net realized gain on foreign currency transactions	1,298	106
Net realized loss on foreign currency transactions	(293)	(40)
Net realized gain on forward currency exchange contracts	-	5,658
Net realized loss on forward currency exchange contracts	(18,396)	(561)
Net realized gains (losses)	$(12,546)	$5,215
Change in unrealized appreciation on investments	$32,411	$37,164
Change in unrealized depreciation on investments	(15,319)	(30,868)
Net change in unrealized appreciation (depreciation) on investments	17,092	6,296
Unrealized appreciation (depreciation) on foreign currency translation	(65)	104
Unrealized appreciation (depreciation) on forward currency exchange contracts	16,028	(9,865)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	15,963	(9,761)
Net change in unrealized appreciation (depreciation)	$33,055	$(3,465)

For the three months ended June 30, 2021, and 2020, we had net realized gains on investments of $4.8 million and $0.1 million, respectively. During the three months ended June 30, 2021, we recorded gross realized gains of $7.9 million primarily from the pay down of one equity investment . For the three months ended June 30, 2021 and 2020, we had net realized gains on foreign currency transactions of $1.0 million and $0.1 million, respectively. For the three months ended June 30, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of ($18.4) million and $5.1 million, respectively, primarily as a result of settling GBP, EUR, and AUD forward contracts.

For the three months ended June 30, 2021, we had $32.4 million in unrealized appreciation on 60 portfolio company investments, which was offset by $15.3 million in unrealized depreciation on 63 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2021 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

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

For the three months ended June 30, 2021 and 2020, we had unrealized appreciation on forward currency exchange contracts of $16.0 million and ($9.9) million, respectively. For the three months ended June 30, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, AUD and CAD forward contracts. For the three months ended June 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net realized gain on investments	$27,731	$365
Net realized loss on investments	(7,710)	(10,769)
Net realized gain on foreign currency transactions	1,153	108
Net realized loss on foreign currency transactions	(3,174)	(457)
Net realized gain on forward currency exchange contracts	-	6,675
Net realized loss on forward currency exchange contracts	(21,688)	(73)
Net realized gains (losses)	$(3,688)	$(4,151)

Change in unrealized appreciation on investments	$53,457	$9,208
Change in unrealized depreciation on investments	(40,599)	(133,405)
Net change in unrealized appreciation (depreciation) on investments	12,858	(124,197)
Unrealized appreciation (depreciation) on foreign currency translation	322	(105)
Unrealized appreciation on forward currency exchange contracts	20,604	3,256
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	20,926	3,151
Net change in unrealized appreciation (depreciation)	$33,784	$(121,046)

For the six months ended June 30, 2021, and 2020, we had net realized gains (losses) on investments of $20.0 million and ($10.4) million, respectively. For the six months ended June 30, 2021 and 2020, we had net realized gains (losses) on foreign currency transactions of ($2.0) million and ($0.3) million, respectively. For the six months ended June 30, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of ($21.7) million and $6.6 million, respectively, primarily as a result of settling GBP, AUD, DKK, EUR and CAD forward contracts.

For the six months ended June 30, 2021, we had $53.5 million in unrealized appreciation on 72 portfolio company investments, which was offset by $40.6 million in unrealized depreciation on 62 portfolio company investments. Unrealized appreciation for the six months ended June 30, 2021 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

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

For the six months ended June 30, 2021 and 2020, we had unrealized appreciation on forward currency exchange contracts of $20.6 million and $3.3 million, respectively. For the six months ended June 30, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, AUD and CAD forward contracts. For the six months ended June 30, 2020, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three months ended June 30,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$1,628	$5,622
Net realized loss on investments due to foreign currency	(387)	(2)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(65)	104
Net realized gain on foreign currency transactions	1,005	66
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	16,028	(9,865)
Net realized gain (loss) on forward currency exchange contracts	(18,396)	5,097
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(187)	$1,022

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $2.2 million and $5.8 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.4) million and ($4.8) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.2) million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Six months ended June 30,
	2021	2020
Net change in unrealized depreciation on investments due to foreign currency	$(15,711)	$(7,390)
Net realized gain (loss) on investments due to foreign currency	15,529	(1)
Net change in unrealized appreciation (depreciation) on foreign currency translation	322	(105)
Net realized loss on foreign currency transactions	(2,021)	(349)
Net change in unrealized appreciation on forward currency exchange contracts	20,604	3,256
Net realized gain (loss) on forward currency exchange contracts	(21,688)	6,602
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(2,965)	$2,013

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($1.9) million and ($7.8) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.1) million and $9.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.0) million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2021 and 2020, the net increase in net assets resulting from operations was $42.4 million and $21.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2021 and 2020, our per share net increase in net assets resulting from operations was $0.66 and $0.40 respectively.

For the six months ended June 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $74.2 million and ($82.7) million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $1.15 and ($1.57), respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 183% and 173%, respectively.

At June 30, 2021 and December 31, 2020, we had $88.7 million and $81.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2021, we had approximately $346.8 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2020, we had approximately $167.2 million of availability on our BCSF Revolving Credit Facility, $156.7 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2021, cash, foreign cash, restricted cash, and cash equivalents increased by $7.0 million. During the six months ended June 30, 2021, we provided $206.2 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the proceeds from principal payments and sales of investments of $805.3 million, and a net increase in net assets resulting from operations of $74.2 million, which was offset by purchases of investments of $608.0 million and net realized loss from investments of $20.0 million.

During the six months ended June 30, 2021, we used $197.4 million from financing activities, primarily from borrowings on our debt from the JPM Credit Facility and the issuance of the $300.0 million 2026 Notes, offset by repayments on our debt of $605.4 million, including the termination of our BCSF Revolving Credit Facility, and distributions paid during the period of $43.9 million.

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

During the six months ended June 30, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2021, there have been no repurchases of common stock.

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

Debt

Debt consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	As of June 30 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$-	$-	$-	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,092	365,700	365,700	364,006
JPM Credit Facility	450,000	103,233	103,233	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	396,379	398,750	398,750	396,265
Revolving Advisor Loan	50,000	-	-	50,000	-	-
2023 Notes	150,000	150,000	147,635	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,690	-	-	-
Total Debt	$1,714,450	$1,317,683	$1,306,029	$1,839,450	$1,465,507	$1,458,360

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

Borrowings under the BCSF Revolving Credit Facility bear interest at LIBOR plus a margin. As of December 31, 2020, the BCSF Revolving Credit Facility was accruing interest expense at a rate of LIBOR plus 3.00%. The Company paid an unused commitment fee of 30 basis points (0.30%) per annum.

On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the 2026 Notes were used to repay the total outstanding debt.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$5,207
Unused facility fee	—	70
Amortization of deferred financing costs and upfront commitment fees	—	267
Total interest and debt financing expenses	$—	$5,544

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$509	$9,605
Unused facility fee	118	164
Amortization of deferred financing costs and upfront commitment fees	—	533
Total interest and debt financing expenses	$627	$10,302

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at June 30, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.74%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.99%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.34%
Class B	29,300	3.00% + 3 Month LIBOR	3.19%
Class C	30,400	4.00% + 3 Month LIBOR	4.19%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of June 30, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $428.7 million and cash of $13.9 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of June 30, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.6 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended June30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,021	$2,988
Amortization of debt issuance costs and upfront commitment fees	43	43
Total interest and debt financing expenses	$2,064	$3,031

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$4,045	$6,506
Amortization of debt issuance costs and upfront commitment fees	86	86
Total interest and debt financing expenses	$4,131	$6,592

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of June 30, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of June 30, 2021 and December 31, 2020, there were $103.2 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$629	$4,101
Unused facility fee	1,710	54
Amortization of deferred financing costs and upfront commitment fees	65	62
Total interest and debt financing expenses	$2,404	$4,217

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,419	$9,025
Unused facility fee	2,344	216
Amortization of deferred financing costs and upfront commitment fees	129	337
Total interest and debt financing expenses	$4,892	$9,578

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.88%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.88%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.88%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.78%
Class C	32,500	4.75% + 3 Month LIBOR	4.94%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of June 30, 2021, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $451.4 million and cash of $43.3 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.4 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,506	$3,598
Amortization of debt issuance costs and upfront commitment fees	57	57
Total interest and debt financing expenses	$2,563	$3,655

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$5,032	$7,735
Amortization of debt issuance costs and upfront commitment fees	114	114
Total interest and debt financing expenses	$5,146	$7,849

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of June 30, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$56
Total interest and debt financing expenses	$—	$56

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$—	$58
Total interest and debt financing expenses	$—	$58

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of June 30, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Principal amount of debt	$150,000	$150,000
Unamortized debt issuance cost	(1,422)	(1,785)
Original issue discount, net of accretion	(943)	(1,183)
Carrying value of 2023 Notes	$147,635	$147,032

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$3,187	$744
Amortization of debt issuance cost	183	38
Accretion of original issue discount	121	27
Total interest and debt financing expenses	$3,491	$809

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$6,375	$744
Amortization of debt issuance cost	363	38
Accretion of original issue discount	240	27
Total interest and debt financing expenses	$6,978	$809

 2026 Notes

On March 10, 2021, the “Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300,000,000 aggregate principal amount of its 2.950% notes due 2026 (the “2026 Notes”).

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

As of June 30, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(3,046)	—
Original issue discount, net of accretion	(2,264)	—
Carrying value of 2026 Notes	$294,690	$—

For the three months ended June 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,213	$—
Amortization of debt issuance cost	162	—
Amortization of original issue discount	120	—
Total interest and debt financing expenses	$2,495	$—

For the six months ended June 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Borrowing interest expense	$2,729	$—
Amortization of debt issuance cost	199	—
Amortization of original issue discount	148	—
Total interest and debt financing expenses	$3,076	$—

Distribution Policy

The following table summarizes distributions declared during the six months ended June 30, 2021 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
Total distributions declared			$0.68	$43,902

The following table summarizes distributions declared during the six months ended June 30, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
Total distributions declared			$0.75	$43,127

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

As of June 30, 2021, the Company had $213.0 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,642
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
American Trailer Rental Group - Delayed Draw	12/1/2027	2,940
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,745
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	7,084
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Appriss Holdings, Inc. - Revolver	5/30/2025	3,547
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	3,117
Captain D's LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	13
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	14,607
Direct Travel, Inc. - Delayed Draw	10/2/2023	3,075
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,842
Element Buyer, Inc. - Revolver	7/19/2024	3,967
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	643
Green Street Parent, LLC - Revolver	8/27/2025	2,032
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Delayed Draw	9/9/2025	2,635
JHCC Holdings, LLC - Revolver	9/9/2025	1,817
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	853
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	689
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look Vision Group - Delayed Draw	5/26/2028	5,386
New Look Vision Group – Revolver	5/26/2026	1,477
Opus2 - Delayed Draw	4/30/2028	7,536
Profile Products LLC - Revolver	12/20/2024	2,146
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Solaray, LLC - Revolver	9/9/2022	8,160
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	2/17/2026	11,924
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,229
TA/Weg Holdings - Delayed Draw	10/2/2025	371
TA/Weg Holdings - Delayed Draw	10/2/2025	2,392
TEI Holdings Inc. - Revolver	12/23/2025	3,169
TGI Sport Bidco Pty Ltd - First Lien Senior Secured Loan	4/30/2027	3,128
Thrasio, LLC - Delayed Draw	12/18/2026	8,727
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	3,916
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	2,015
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Delayed Draw	4/1/2026	5,549
World Insurance - Revolver	4/1/2026	931
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,381
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$212,982

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419

	Expiration Date (1)	Unfunded Commitments (2)
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2020.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of June 30, 2021 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2018-1 Notes	$365,700	$-	$-	$-	$365,700
JPM Credit Facility	103,233	-	-	103,233	-
2019-1 Debt	398,750	-	-	-	398,750
2023 Notes	150,000	-	150,000	-	-
2026 Notes	300,000	-	-	300,000	-
Total Debt Obligations	$1,317,683	$-	$150,000	$403,233	$764,450

Subsequent Events

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million.

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

Assuming that the statement of financial condition as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(543)	$(1,249)	$706
Up 100 basis points	7,445	8,547	(1,102)
Up 200 basis points	30,623	17,094	13,529
Up 300 basis points	54,107	25,640	28,467

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules [TBU]

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

Exhibit Number	Description of Document
10.5	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.6	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).

10.7	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

10.8	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).

10.9	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.10	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.11	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.12	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.13	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.14	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).

10.15	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).

10.16	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

Exhibit Number	Description of Document
10.17	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.18	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.19	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.20	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.21	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.22	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.23	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.24	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

10.25	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.26	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.27	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

Exhibit Number	Description of Document
10.28	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).

10.29	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).

10.30	Second Amended and Restated Credit Agreement, dated August 14, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 5, 2020).

10.31	Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 24, 2021).

10.32	Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).

10.33	Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.34	First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.35	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 24, 2021).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: August 4, 2021	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 4, 2021	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer