Form 10-Q
period 2021-09-30
Bain Capital Specialty Finance, Inc.
filed 2021-11-03
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021 the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $2,023,858 and $2,281,809, respectively)	$2,005,635	$2,261,461
Non-controlled/affiliate investment (amortized cost of $99,438 and $93,089, respectively)	107,576	92,915
Controlled affiliate investment (amortized cost of $256,766 and $147,841, respectively)	243,460	130,112
Cash and cash equivalents	34,277	53,704
Foreign cash (cost of $1,033 and $976, respectively)	829	972
Restricted cash and cash equivalents	57,802	27,026
Collateral on forward currency exchange contracts	4,564	4,934
Deferred financing costs	864	3,131
Interest receivable on investments	20,943	15,720
Receivable for sales and paydowns of investments	3,850	5,928
Prepaid Insurance	376	-
Unrealized appreciation on forward currency exchange contracts	4,071	-
Dividend receivable	14,417	7,589
Total Assets	$2,498,664	$2,603,492

Liabilities
Debt (net of unamortized debt issuance costs of $10,500 and $7,147, respectively)	$1,346,183	$1,458,360
Interest payable	8,471	8,223
Payable for investments purchased	5,400	10,991
Unrealized depreciation on forward currency exchange contracts	-	22,614
Base management fee payable	8,776	6,289
Incentive fee payable	4,531	3,799
Accounts payable and accrued expenses	3,673	3,261
Distributions payable	21,951	21,951
Total Liabilities	1,398,985	1,535,488

Commitments and Contingencies (See Note 10)

Net Assets
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$-	$-
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	65	65
Paid in capital in excess of par value	1,166,453	1,166,453
Total distributable earnings (loss)	(66,839)	(98,514)
Total Net Assets	1,099,679	1,068,004
Total Liabilities and Total Net assets	$2,498,664	$2,603,492

Net asset value per share	$17.03	$16.54

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2021	2020	2021	2020
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$37,821	$43,558	$114,439	$135,576
Dividend income	38	34	38	748
PIK income	1,046	-	3,108	-
Other income	1,181	607	5,512	1,106
Total investment income from non-controlled/non-affiliate investments	40,086	44,199	123,097	137,430

Investment income from non-controlled/affiliate investments:
Interest from investments	455	56	1,355	56
PIK income	1,421	-	4,173	-
Total investment income from non-controlled/affiliate investments	1,876	56	5,528	56

Investment income from controlled affiliate investments:
Interest from investments	4,983	715	9,192	2,225
Dividend income	2,600	1,847	7,564	6,473
PIK income	-	-	483	-
Total investment income from controlled affiliate investments	7,583	2,562	17,239	8,698
Total investment income	49,545	46,817	145,864	146,184

Expenses
Interest and debt financing expenses	12,265	14,426	37,115	49,614
Base management fee	8,776	8,885	26,096	26,250
Incentive fee	4,531	-	19,301	-
Professional fees	581	296	2,254	1,909
Directors fees	186	209	529	555
Other general and administrative expenses	1,445	1,545	4,075	3,878
Total expenses before fee waivers	27,784	25,361	89,370	82,206
Base management fee waiver	-	-	(4,837)	-
Incentive fee waiver	-	-	(4,519)	-
Total expenses, net of fee waivers	27,784	25,361	80,014	82,206
Net investment income	21,761	21,456	65,850	63,978

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(668)	(24,263)	22,589	(34,667)
Net realized loss on controlled affiliate investments	(621)	-	(3,858)	-
Net realized loss on foreign currency transactions	(72)	(19)	(2,093)	(368)
Net realized gain (loss) on forward currency exchange contracts	(2,085)	(130)	(23,773)	6,472
Net realized loss on extinguishment of debt	(2,546)	-	(2,546)	-
Net change in unrealized appreciation (depreciation) on foreign currency translation	(508)	194	(186)	89
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,080	(11,177)	26,685	(7,921)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	922	73,892	2,125	(45,077)
Net change in unrealized appreciation on non-controlled/affiliate investments	2,905	1,689	8,312	4,697
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(1,826)	(10,185)	4,423	(18,421)
Total net gains (losses)	1,581	30,001	31,678	(95,196)

Net increase (decrease) in net assets resulting from operations	$23,342	$51,457	$97,528	$(31,218)

Basic and diluted net investment income per common share	$0.34	$0.33	$1.02	$1.13
Basic and diluted increase (decrease) in net assets resulting from operations per common share	$0.36	$0.80	$1.51	$(0.55)
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	56,692,267

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2021	2020	2021	2020
Operations:
Net investment income	$21,761	$21,456	$65,850	$63,978
Net realized loss	(5,992)	(24,412)	(9,681)	(28,563)
Net change in unrealized appreciation (depreciation)	7,573	54,413	41,359	(66,633)
Net increase (decrease) in net assets resulting from operations	23,342	51,457	97,528	(31,218)
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,951)	(65,853)	(65,078)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,951)	(65,853)	(65,078)
Capital share transactions:
Issuance of common stock, net	-	-	-	128,355
Net increase in net assets resulting from capital share transactions	-	-	-	128,355

Total increase in net assets	1,391	29,506	31,675	32,059
Net assets at beginning of period	1,098,288	1,020,953	1,068,004	1,018,400
Net assets at end of period	$1,099,679	$1,050,459	$1,099,679	$1,050,459

Net asset value per common share	$17.03	$16.27	$17.03	$16.27
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$97,528	(31,218)
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchases of investments	(888,410)	(351,717)
Proceeds from principal payments and sales of investments	1,058,981	353,372
Net realized (gain) loss from investments	(18,731)	34,667
Net realized loss on foreign currency transactions	2,093	368
Net realized loss on extinguishment of debt	2,546	-
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(26,685)	7,921
Net change in unrealized (appreciation) depreciation on investments	(14,860)	58,801
Net change in unrealized (appreciation) depreciation on foreign currency translation	186	(89)
Increase in investments due to PIK	(7,820)	(3,261)
Accretion of discounts and amortization of premiums	(4,190)	(4,332)
Amortization of deferred financing costs and debt issuance costs	3,992	1,905
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	370	(3,604)
Interest receivable on investments	(5,223)	2,250
Prepaid Insurance	(376)	-
Dividend receivable	(6,828)	(4,612)
Interest payable	248	(3,751)
Collateral payable on forward currency exchange contracts	-	(331)
Base management fee payable	2,487	1,620
Incentive fee payable	732	(4,513)
Accounts payable and accrued expenses	412	130
Net cash provided by (used in) operating activities	196,452	53,606

Cash flows from financing activities
Borrowings on debt	672,550	527,762
Repayments on debt	(783,342)	(585,402)
Payments of financing costs	-	(4,898)
Payments of offering costs	-	(3,045)
Payments of debt issuance costs	(5,657)	-
Proceeds from issuance of common stock	-	131,917
Stockholder distributions paid	(65,853)	(64,303)
Net cash (used in) provided by financing activities	(182,302)	2,031

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	14,150	55,637
Effect of foreign currency exchange rates	(2,944)	(559)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	81,702	68,846
Cash, foreign cash, restricted cash and cash equivalents, end of period	$92,908	$123,924

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$32,875	$51,460
Cash paid for excise taxes during the period	$237	$-
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$317,077	$-
Company investment into ISLP in exchange for investments sold	$128,970	$-

	2021	2020
Cash	$34,277	$43,020
Restricted cash	57,802	78,895
Foreign cash	829	2,009
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$92,908	$123,924

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2021

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc. (18) (19)	Second Lien Senior Secured Loan	L+ 8.25%	8.38%	10/9/2026	$6,540	6,493	5,821
		Forming & Machining Industries Inc. (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	10/9/2025	$16,481	16,390	15,344
		GSP Holdings, LLC (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$35,713	35,575	32,856
		GSP Holdings, LLC (3) (7) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$1,589	1,558	1,226
		Kellstrom Aerospace Group, Inc (14) (19) (25)	Equity Interest	-	-	-	1	1,963	936
		Kellstrom Commercial Aerospace, Inc. (3) (15) (19) (24)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/1/2025	$3,092	3,025	2,772
		Kellstrom Commercial Aerospace, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,078	32,627	31,093
		Precision Ultimate Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-	1,417	1,417	1,163
		WCI-HSG HOLDCO, LLC (14) (19) (25)	Preferred Equity	-	-	-	675	675	1,755
		WCI-HSG Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/24/2025	$1,747	1,723	1,747
		WCI-HSG Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,466	17,318	17,466
		Whitcraft LLC (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/3/2023	$-	(9)	(86)
		Whitcraft LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$39,877	39,668	37,983
		WP CPP Holdings, LLC. (12) (15) (29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,645	11,588
							Aerospace & Defense Total	$170,068	$161,664	14.7%

	Automotive	American Trailer Rental Group (3) (19) (26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$1,963	1,889	1,914
		American Trailer Rental Group (19) (26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$15,037	14,710	14,886
		Cardo (6) (12) (17) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$10,898	10,792	10,898
		CST Buyer Company (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/3/2025	$-	(14)	-
		CST Buyer Company (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$19,238	19,096	19,238
		JHCC Holdings, LLC (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	P+ 4.50%	7.75%	9/9/2025	$2,635	2,617	2,635
		JHCC Holdings, LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	9/9/2025	$186	153	186
		JHCC Holdings, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$5,803	5,797	5,803
		JHCC Holdings, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,156	28,854	29,156
							Automotive Total	$83,894	$84,716	7.7%

	Banking	Green Street Parent, LLC (3) (5) (17) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	8/27/2025	$-	(31)	-
		Green Street Parent, LLC (12) (17) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	5.50%	8/27/2026	$14,226	14,015	14,226
							Banking Total	$13,984	$14,226	1.3%

	Beverage, Food & Tobacco	NPC International, Inc. (19) (25) (27)	Equity Interest	-	-	-	700	1,046	355
							Beverage, Food & Tobacco Total	$1,046	$355	0.0%

	Capital Equipment	East BCC Coinvest II, LLC (14) (19) (25)	Equity Interest	-	-	-	1,419	1,419	910
		Electronics For Imaging, Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 9.00%	9.08%	7/23/2027	$12,070	11,441	10,863
		Engineered Controls International, LLC (7) (12) (19) (29) (32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$52,813	51,980	53,341
		FCG Acquisitions, Inc. (14) (19) (25)	Preferred Equity	-	-	-	4	-	-
		Jonathan Acquisition Company (19) (15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,817	7,920
		Tidel Engineering, L.P. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2023	$-	-	-
		Tidel Engineering, L.P. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	3/1/2024	$38,138	38,138	38,138
		Tidel Engineering, L.P. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	3/1/2024	$6,354	6,283	6,354
							Capital Equipment Total	$117,078	$117,526	10.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
	Chemicals, Plastics & Rubber	V Global Holdings LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,569	47,438	48,569
		V Global Holdings LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/22/2025	$-	(167)	-
							Chemicals, Plastics & Rubber Total	$47,271	$48,569	4.4%

	Construction & Building	Chase Industries, Inc.(15) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$1,193	1,190	978
		Chase Industries, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$12,622	12,586	10,350
		Elk Parent Holdings, LP (14) (19) (25)	Equity Interest	-	-	-	1	12	519
		Elk Parent Holdings, LP (14) (19) (25)	Preferred Equity	-	-	-	120	1,202	1,399
		ServiceMaster LP Interest Class B Preferred Units (14) (19) (25)	Equity Interest	-	-	-	-	327	327
		PP Ultimate Holdings B, LLC (14) (19) (25)	Equity Interest	-	-	-	1	1,352	3,019
		Profile Products LLC (3) (7) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	12/20/2024	$639	597	639
		Profile Products LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/20/2024	$35,892	35,453	35,892
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,331
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	756
		Regan Development Holdings Limited (6) (17) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,887	7,037
		Service Master Revolving Loan (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.50%	8.50%	7/15/2027	$990	902	900
		Service Master Term Note (17) (19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/15/2027	$939	920	920
		YLG Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/31/2025	$5,073	5,067	5,073
		YLG Holdings, Inc. (3) (5) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$-	(58)	-
		YLG Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/31/2025	$38,183	37,973	38,183
							Construction & Building Total	$107,452	$108,323	9.9%

	Consumer Goods: Durable	New Milani Group LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/6/2024	$16,796	16,713	15,956
		TLC Holdco LP (14) (19) (25)	Equity Interest	-	-	-	1,188	1,186	506
		TLC Purchaser, Inc. (2) (3) (5) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	10/13/2025	$-	(48)	(854)
		TLC Purchaser, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	10/13/2025	$6,408	6,289	5,340
		TLC Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$41,173	40,586	36,232
							Consumer Goods: Durable Total	$64,726	$57,180	5.2%

	Consumer Goods: Non-Durable	Fineline Parent Holdings (14) (19) (25)	Equity Interest	-	-	-	939	939	1,123
		FL Hawk Intermediate Holdings, Inc. (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,534	21,125
		MND Holdings III Corp (12) (15) (29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$3,962	3,962	3,839
		New Era Cap Co., Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$9,996	9,996	10,296
		RoC Opco LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 8.50%	9.50%	2/25/2025	$3,414	3,294	3,414
		RoC Opco LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	$40,181	39,553	40,181
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	9/11/2023	$14,313	14,313	14,313
		Solaray, LLC (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022	$2,323	2,308	2,323
		Solaray, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	$41,839	41,839	41,839
		WU Holdco, Inc. (3) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.63%	3/26/2025	$2,592	2,555	2,592
		WU Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$44,566	43,929	44,566
		WU Holdco, Inc. (12) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$6,610	6,547	6,610
		WU Holdco, Inc. (3) (5) (15) (19) (28)	First Lien Senior Secured Loan	-	-	3/26/2026	$-	(32)	-
							Consumer Goods: Non-Durable Total	$189,737	$192,221	17.5%

	Consumer Goods: Wholesale	WSP LP Interest (14) (19) (25)	Equity Interest	-	-	-	2,898	2,898	2,898
		WSP Initial Term Loan (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	$12,313	12,070	12,066
		WSP Initial Term Loan (2) (3) (5) (15) (19)	First Lien Senior Secured Loan	-	-	4/27/2023	$-	(36)	(36)
		WSP Revolving Loan (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/27/2027	$-	(9)	(9)
							Consumer Goods: Wholesale Total	$14,923	$14,919	1.4%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l. (6) (18) (19)	Second Lien Senior Secured Loan	L+ 7.75%	7.83%	7/22/2027	$119	117	119
							Containers, Packaging, & Glass Total	$117	$119	0.0%

	Energy: Oil & Gas	Amspec Services, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	7/2/2024	$850	817	850
		Amspec Services, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,319	43,007	43,319
		Amspec Services, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,805	2,773	2,805
							Energy: Oil & Gas Total	$46,597	$46,974	4.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
	FIRE: Finance	Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	12/23/2026		$-	(54)	-
		Allworth Financial Group, L.P. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	12/23/2026		$10,062	9,928	10,062
		Allworth Financial Group, L.P. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/23/2026		$-	(16)	-
		TA/Weg Holdings (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$9,517	9,517	9,517
		TA/Weg Holdings (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$523	512	523
							FIRE: Finance Total		$19,887	$20,102	1.8%

	FIRE: Insurance	Margaux Acquisition Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	12/19/2024		$9,222	9,195	9,222
		Margaux Acquisition, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 4.50%	7.75%	12/19/2024		$410	380	410
		Margaux Acquisition Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/19/2024		$28,407	28,052	28,407
		Margaux UK Finance Limited (3) (5) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/19/2024		£-	(6)	-
		Margaux UK Finance Limited (6) (15) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024		£7,570	9,757	10,190
		MRHT Facility A (6) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€21,550	24,828	24,686
		MRHT Acquisition Facility (2) (3) (5) (6) (19)	First Lien Senior Secured Loan	-	-	7/26/2028		€-	(6)	(6)
		World Insurance (3) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	4/1/2026		$6,070	5,994	5,986
		World Insurance (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/1/2026		$-	(17)	(9)
		World Insurance (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	4/1/2026		$3,152	3,093	3,121
							FIRE: Insurance Total		$81,270	$82,007	7.5%

	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14) (19) (25)	Preferred Equity	-	-	-		1,953	1,953	1,755
		CPS Group Holdings, Inc. (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/3/2025		$-	(55)	-
		CPS Group Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/3/2025		$54,983	54,632	54,983
		Datix Bidco Limited (6) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	4.55%	10/28/2024		£10	13	13
		Datix Bidco Limited (6) (18) (19)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.86%	4/27/2026		£121	164	163
		Datix Bidco Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD	42	32	30
		Great Expressions Dental Centers PC (3) (13) (15) (19) (26)	First Lien Senior Secured Loan - Revolver	L+ 4.75% (0.5% PIK)	5.75%	9/28/2022		$595	592	489
		Great Expressions Dental Centers PC (15) (19) (26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	5.75%	9/28/2023		$7,822	7,827	7,118
		Island Medical Management Holdings, LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,547	8,605	8,120
		Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 4.25%	4.25%	6/17/2027		€100	112	116
		Mendel Bidco, Inc. (18) (19)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	6/17/2027		$19,966	19,583	19,966
		Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	142	152
		Mertus 522. GmbH (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€225	247	260
		SunMed Group Holdings, LLC (2) (3) (16) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.50%	6/16/2027		$393	373	381
		SunMed Group Holdings, LLC (12) (16) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028		$18,556	18,240	18,371
		TecoStar Holdings, Inc. (12) (15) (19) (29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,343	9,283
		U.S. Anesthesia Partners, Inc. (12) (15) (19) (29)	Second Lien Senior Secured Loan	L+ 7.25%	8.25%	6/23/2025		$15,639	15,539	15,639
							Healthcare & Pharmaceuticals Total		$137,342	$136,839	12.4%

	High Tech Industries	AMI US Holdings Inc. (3) (12) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.60%	4/1/2024		$698	680	698
		AMI US Holdings Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$12,925	12,759	12,925
		Appriss Holdings, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	P+ 5.00%	8.25%	5/30/2025		$1,164	1,130	1,164
		Appriss Holdings, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/29/2026		$48,141	47,710	48,141
		Appriss Holdings, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/29/2026		$4,963	4,836	4,963
		Appriss Holdings, Inc. (15) (19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027		$11,292	11,075	11,179
		Appriss Holdings, Inc. (2) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	5/6/2027		$-	(14)	(8)
		Appriss Holdings, Inc. (19) (25)	Equity Interest	-	-	-		2,136	1,606	1,608
		Armstrong Bidco Limited (3) (6) (19) (21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.00%	4/30/2025		£56	78	76
		CB Nike IntermediateCo Ltd (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	10/31/2025		$44	44	44
		CB Nike IntermediateCo Ltd (6) (15) (19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$348	343	348
		Drilling Info Holdings, Inc (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.33%	7/30/2025		$22,209	22,155	21,931
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	7/18/2025		$11,107	11,126	11,107
		Element Buyer, Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/19/2024		$283	252	283
		Element Buyer, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025		$37,103	37,324	37,103
		MRI Software LLC (7) (15) (19) (28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,546	25,468	25,546
		MRI Software LLC (3) (5) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	-	-	2/10/2026		$-	(4)	-
		MRI Software LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	2/10/2026		$-	47	-
		Utimaco, Inc. (6) (18) (19)	First Lien Senior Secured Loan	L+ 4.00%	4.09%	8/9/2027		$148	146	148
		Ventiv Topco, Inc. (3) (5) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2025		$-	(39)	-
		Ventiv Topco, Inc. (14) (19) (25)	Equity Interest	-	-	-		28	2,833	2,637
		Ventiv Holdco, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$23,873	23,622	23,873
		VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	89
		VPARK BIDCO AB (6) (16) (19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	740	93	85
							High Tech Industries Total		$203,362	$203,940	18.4%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (12) (18) (19) (29)	Second Lien Senior Secured Loan	L+ 7.50%	7.59%	2/1/2027		$20,193	19,758	18,678
		Captain D's LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/15/2023		$-	(7)	-
		Captain D's LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,522	12,559
		Captain D's LLC (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,326	2,298	2,326
		Quidditch Acquisition, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,684	18,675	18,404
							Hotel, Gaming & Leisure Total		$53,246	$51,967	4.7%

	Hospitality Holdings	PPX Class A Units (14) (19) (25)	Preferred Equity	-	-	-		2,468	2,468	2,468
		PPX Class B Units (14) (19) (25)	Preferred Equity	-	-	-		2,532	2,532	2,532
							Hospitality Holdings Total		$5,000	$5,000	0.5%

	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (15) (19) (26) (33)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,833	4,833	3,770
		Ansira Holdings, Inc. (3) (19) (23) (31)	First Lien Senior Secured Loan - Revolver	P+ 4.75%	7.41%	12/20/2024		$5,383	5,383	5,383
		Ansira Holdings, Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$39,332	39,296	30,679
		TGI Sport Bidco Pty Ltd (6) (17) (19)	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	97	75	70
		TGI Sport Bidco Pty Ltd (2) (3) (6) (17) (19)	First Lien Senior Secured Loan	-	-	4/30/2027	AUD	-	-	-
							Media: Advertising, Printing & Publishing Total		$49,587	$39,902	3.6%

	Media: Broadcasting & Subscription	Lightning Finco Limited (6) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$25,350	24,658	25,096
		Lightning Finco Limited (6) (15) (19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$4,629	4,503	4,583
							Media: Broadcasting & Subscription Total		$29,161	$29,679	2.7%

	Media: Diversified & Production	9 Story Media Group Inc. (3) (6) (16) (19)	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD	-	-	-
		9 Story Media Group Inc. (6) (16) (19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	73	54	57
		9 Story Media Group Inc. (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€39	45	45
		Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€9,162	11,128	10,601
		Aptus 1724 Gmbh (6) (19) (21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
		Efficient Collaborative Retail Marketing Company, LLC (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,124	14,642
		Efficient Collaborative Retail Marketing Company, LLC (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,807	9,494
		International Entertainment Investments Limited (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.85%	5/31/2023		£87	106	117
							Media: Diversified & Production Total		$52,510	$51,202	4.7%

	Retail	Batteries Plus Holding Corporation (3) (19) (31)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	9.00%	7/6/2022		$1,275	1,275	1,275
		Batteries Plus Holding Corporation (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
		New Look Vision Group (3) (6) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR+ 5.50%	6.50%	5/26/2028	CAD	2,184	1,712	1,722
		New Look Vision Group (3) (6) (15) (19)	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	6.50%	5/26/2026	CAD	246	174	194
		Thrasio, LLC (3) (12) (15) (19)	First Lien Senior Secured Loan - Delayed Draw	L+ 7.00%	8.00%	12/18/2026		$12,490	12,221	12,490
		Thrasio, LLC (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,883	10,639	10,883
		Walker Edison Initial Term Loan (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	8/5/2027		$20,498	20,295	20,294
							Retail Total		$74,988	$75,530	6.9%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
	Services: Business	AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	4.35%	7/10/2025		$3,825	3,820	3,232
		AMCP Clean Acquisition Company, LLC (12) (18) (29)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/10/2025		$15,808	15,786	13,358
		Chamber Bidco Limited (6) (17) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$237	234	237
		Elevator Holdco Inc. (14) (19) (25)	Equity Interest	-	-	-		2	2,448	2,012
		iBanFirst Facility Series A Preferred Units (6) (14) (19) (25)	Equity Interest	-	-	-		5,080	5,996	5,878
		iBanFirst Facility Series A Preferred Units (6) (14) (19) (25)	Equity Interest	-	-	-		4,765	6,563	6,414
		iBanFirst Facility B (6) (18) (19)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	8.50%	7/13/2028		€10,160	11,698	11,462
		iBanFirst Revolving Facility (2) (3) (5) (6) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/13/2028		€-	(60)	(59)
		Learning Pool Capex and Acquisition Facility 1 (2) (3) (5) (6) (19)	First Lien Senior Secured Loan	-	-	7/7/2028		£-	(99)	(97)
		Learning Pool Capex and Acquisition Facility 1 (2) (3) (5) (6) (19)	First Lien Senior Secured Loan	-	-	7/7/2028		£-	(74)	(72)
		Learning Pool Facility B (6) (19)	First Lien Senior Secured Loan	L+ 6.00%	6.08%	7/7/2028		£21,535	29,428	28,698
		Learning Pool Revolving Facility (2) (3) (5) (6) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/7/2027		£-	(25)	(24)
		masLabor Equity (19) (25)	Equity Interest	-	-	-		345	345	345
		masLabor Revolver (2) (3) (5) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/1/2027		$-	(22)	(23)
		masLabor Term Loan Note (15) (19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027		$8,621	8,358	8,427
		Opus2 (6) (18) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	5.83%	5/5/2028		£123	167	165
		Opus2 (3) (5) (6) (18) (19)	First Lien Senior Secured Loan - Delayed Draw	-	-	5/5/2028		£-	(180)	-
		Opus2 (6) (25) (19)	Equity Interest	-	-	-		1,460	1,769	2,207
		Parcel2Go Acquisition Facility (2) (3) (5) (6) (19)	First Lien Senior Secured Loan	-	-	7/15/2028		£-	(229)	(223)
		Parcel2Go Facility B (6) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.80%	7/15/2028		£12,520	16,886	16,432
		Parcel2Go Shares (6) (14) (19) (25)	Equity Interest	-	-	-		2,881	3,983	3,878
		Refine Intermediate, Inc. (3) (5) (18) (19)	First Lien Senior Secured Loan - Revolver	-	-	9/3/2026		$-	(101)	-
		Refine Intermediate, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$21,894	21,448	21,894
		SumUp Holdings Luxembourg S.à.r.l. (6) (19) (32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,935	7,695
		SumUp Holdings Luxembourg S.à.r.l. (3) (6) (19) (32)	First Lien Senior Secured Loan	L+ 8.50%	10.00%	2/17/2026		€3,519	4,059	4,072
		TEI Holdings Inc. (3) (7) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 7.25%	8.25%	12/23/2025		$910	865	831
		TEI Holdings Inc. (7) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,834	48,418	47,979
							Services: Business Total		$189,416	$184,718	16.8%

	Services: Consumer	MZR Aggregator (14) (19) (25)	Equity Interest	-	-	-		1	798	827
		MZR Buyer, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	12/21/2026		$-	(91)	-
		MZR Buyer, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,330	39,620	40,330
		Sontiq, Inc. (fka EZShield, Inc.) (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	3/1/2026		$-	(25)	-
		Sontiq, Inc. (fka EZShield, Inc.) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	3/1/2026		$23,881	23,442	24,358
		Surrey Bidco Limited (6) (17) (19)	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£50	62	64
		Zeppelin BidCo Pty Limited (6) (18) (19)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.12%	6/28/2024	AUD	206	142	149
							Services: Consumer Total		$63,948	$65,728	6.0%

	Telecommunications	ACM dcBLOX LLC (14) (19) (25)	Preferred Equity	-	-	-		3,822	3,851	4,027
		Conterra Ultra Broadband Holdings, Inc. (15) (29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	4/30/2026		$6,337	6,315	6,345
		DC Blox Inc. (15) (19) (26)	First Lien Senior Secured Loan	L+ 2.00% (6.00% PIK)	9.00%	3/22/2026		$14,916	14,646	14,916
		DC Blox Inc. (3) (15) (19)	First Lien Senior Secured Loan	-	-	3/22/2026		$-	-	-
		DC Blox Inc. (14) (19) (25)	Warrants	-	-	-		177	2	-
		Horizon Telcom, Inc. (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	6/15/2023		$116	114	116
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$902	900	902
		Horizon Telcom, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,278	13,206	13,278
		Masergy Holdings, Inc. (15) (29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	861	855
							Telecommunications Total		$39,895	$40,439	3.7%

	Transportation: Cargo	A&R Logistics, Inc. (3) (15) (19)	First Lien Senior Secured Loan - Revolver	L+ 6.00%	7.00%	5/5/2025		$2,815	2,743	2,815
		A&R Logistics, Inc. (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,202	42,610	43,202
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	5/5/2025		$2,430	2,395	2,430
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	5/5/2025		$5,989	5,927	5,989
		A&R Logistics, Inc. (7) (15) (19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	5/5/2025		$2,723	2,701	2,723
		ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-		-	445	561
		ARL Holdings, LLC (14) (19) (25)	Equity Interest	-	-	-		9	9	87
		Grammer Investment Holdings LLC (14) (19) (25)	Equity Interest	-	-	-		1,011	1,011	1,022
		Grammer Investment Holdings LLC (19) (25) (26)	Preferred Equity	10% PIK	10.00%	-		8	790	810
		Grammer Investment Holdings LLC (14) (19) (25)	Warrants	-	-	-		122	-	122
		Grammer Purchaser, Inc. (3) (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024		$-	-	-
		Grammer Purchaser, Inc. (12) (15) (19) (29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/30/2024		$7,319	7,202	7,319
		Omni Logistics, LLC (15) (19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027		$13,770	13,501	14,184
		REP Coinvest III- A Omni, L.P. (14) (19) (25)	Equity Interest	-	-	-		1,377	1,377	2,103
							Transportation: Cargo Total		$80,711	$83,367	7.6%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
	Transportation: Consumer	Toro Private Investments II, L.P. (6) (14) (19) (25)	Equity Interest	-	-	-	3,090	3,090	2,015
		Toro Private Investments II, L.P. (6) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 6.75%	6.90%	5/29/2026	$6,693	4,735	5,781
		Toro Private Investments II, L.P. (6) (15) (26)	First Lien Senior Secured Loan	L+ 1.50% (6.50% PIK)	9.00%	2/28/2025	$360	357	374
							Transportation: Consumer Total	$8,182	$8,170	0.7%

	Wholesale	Abracon Group Holding, LLC (14) (19) (25)	Equity Interest	-	-	-	2	1,833	2,334
		Abracon Group Holding, LLC (3) (5) (15) (19)	First Lien Senior Secured Loan - Revolver	-	-	7/18/2024	$-	(20)	-
		Abracon Group Holding, LLC (7) (12) (15) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	$35,454	35,353	35,454
		Aramsco, Inc. (3) (7) (18) (19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.37%	8/28/2024	$564	533	564
		Aramsco, Inc. (7) (12) (18) (19) (29)	First Lien Senior Secured Loan	L+ 5.25%	5.35%	8/28/2024	$23,858	23,592	23,858
		Armor Group, LP (14) (19) (25)	Equity Interest	-	-	-	10	1,012	2,282
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,766	9,740	9,485
		PetroChoice Holdings, Inc. (12) (15) (29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,462	6,417	6,276
							Wholesale Total	$78,460	$80,253	7.3%
							Non-Controlled/Non-Affiliate Investments Total	$2,023,858	$2,005,635	182.4%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10) (14) (19) (25)	Equity Interest	-	-	-	6,720	6,720	19,527
							Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Equity Interest	-	-	-	1,123	-	-
		Blackbrush Oil & Gas, L.P. (10) (14) (19) (25)	Preferred Equity	-	-	-	36,084	10,104	17,393
		Blackbrush Oil & Gas, L.P. (10) (12) (15) (19) (26) (29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,274	12,274	12,274
							Energy: Oil & Gas Total	$22,378	$29,667	2.7%

	Transportation: Consumer	Direct Travel, Inc. (10) (18) (19) (26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,690	4,690	4,690
		Direct Travel, Inc. (10) (14) (19) (25)	Equity Interest	-	-	-	68	-	-
		Direct Travel, Inc. (7) (10) (19) (26)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.37% PIK)	9.50%	10/2/2023	$3,299	3,299	2,656
		Direct Travel, Inc. (7) (10) (19) (26) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.37% PIK)	9.50%	10/2/2023	$1,674	1,674	1,347
		Direct Travel, Inc. (7) (10) (19) (26)	First Lien Senior Secured Loan	L+ 1.00% (8.37% PIK)	9.50%	10/2/2023	$56,350	56,350	45,362
		Direct Travel, Inc. (3) (10) (15) (19) (28)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc. (10) (18) (19) (28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$70,340	$58,382	5.3%
							Non-Controlled/Affiliate Investments Total	$99,438	$107,576	9.8%

Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6) (10) (11) (19) (20) (25)	Equity Interest	-	-	-	11,863	11,863	10,786
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (25)	Equity Interest	-	-	-	1,116	1,116	-
		BCC Jetstream Holdings Aviation (On II), LLC (10) (11) (19) (20) (26)	First Lien Senior Secured Loan	10.00%	10.00%	6/2/2022	$7,252	7,251	6,767
		Gale Aviation (Offshore) Co (6) (10) (11) (19) (25)	Equity Interest	-	-	-	86,618	86,618	72,169
							Aerospace & Defense Total	$106,848	$89,722	8.2%

	Investment Vehicles	International Senior Loan Program, LLC (6) (10) (11) (19) (25)	Equity Interest Investment Vehicles	-	-	-	35,302	33,596	37,427
		International Senior Loan Program, LLC (6) (10) (11) (15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	105,873	105,873	105,873
							Investment Vehicles Total	$139,469	$143,300	13.0%

	Transportation: Cargo	Lightning Holdings B, LLC (6) (10) (11) (14) (19) (25)	Equity Interest	-	-	-	10,070	10,449	10,438
							Transportation: Cargo Total	$10,449	$10,438	0.9%
							Controlled Affiliate Investments Total	$256,766	$243,460	22.1%
							Investments Total	$2,380,062	$2,356,671	214.3%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	-	0.03%	-	$87,318	$87,318	$87,318
							Cash Equivalents Total	$87,318	$87,318	7.9%
							Investments and Cash Equivalents Total	$2,467,380	$2,443,989	222.2%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 7,623	AUSTRALIAN DOLLARS 10,240	Bank of New York Mellon	3/2/2022	$184
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	821
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	1,908
US DOLLARS 35,821	POUND STERLING 41,600	Citibank	2/18/2022	1,158
				$4,071

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P") and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company’s net assets of $1,099,679 as of September 30, 2021.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets totaled 18.1% of the Company’s total assets.
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
(13) $317 of the total par amount for this security is at P+ 4.25%.
(14) Non-Income Producing.
(15) Loan includes interest rate floor of 1.00%.
(16) Loan includes interest rate floor of 0.75%.
(17) Loan includes interest rate floor of 0.50%.
(18) Loan includes interest rate floor of 0.00%.
(19) Security valued using unobservable inputs (Level 3).
(20) The Company holds controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
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
(24) $533 of the total par amount for this security is at P+ 4.50%.
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $230,574 or 20.97% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/2/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
iBanFirst Facility Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PP Ultimate Holdings B, LLC	12/20/2018
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021

(26)  Denotes that all or a portion of the debt investment includes PIK interest during the period.

(27) Asset is in an escrow liquidating trust.

(28) Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6  "Debt".

(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6  "Debt".

(30) Cash equivalents include $57,802 of restricted cash.

(31) Loan includes interest rate floor of 2.00%.

(32) Loan includes interest rate floor of 1.50%.

(33) $2 of the total par amount for this security is at P+ 5.50%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2020

(In thousands)

				Spread Above	Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)	Cost	Value	NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.25%	8.50%	10/9/2026	$6,540	6,486	5,036
		Forming & Machining Industries Inc.(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.50%	10/9/2025	$16,608	16,498	13,301
		GSP Holdings, LLC(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	7.00%	11/6/2025	$35,917	35,686	31,607
		GSP Holdings, LLC(3)(7)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.50% (0.25% PIK)	6.75%	11/6/2025	$1,134	1,097	590
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	753
		Kellstrom Commercial Aerospace, Inc.(3)(18)(19)(21)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.88%	7/1/2025	$5,331	5,234	4,755
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$33,608	33,067	30,583
		Novetta, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	10/17/2022	$6,513	6,457	6,499
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	952
		Salient CRGT, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	2/28/2022	$12,087	12,109	11,634
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,550
		WCI-HSG Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	2/24/2025	$1,075	1,047	1,048
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	2/24/2025	$17,600	17,416	17,424
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(13)	(91)
		Whitcraft LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$40,182	39,870	38,172
		WP CPP Holdings, LLC. (12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,632	9,936
							Aerospace & Defense Total	$190,641	$173,749	16.3%
	Automotive	CST Buyer Company(3)(5)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/3/2025	$—	(21)	—
		CST Buyer Company(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025	$34,166	33,764	34,166
		JHCC Holdings, LLC(2)(3)(5)(15)(19)(28)	First Lien Senior Secured Loan—Delayed Draw	—	—	9/9/2025	$—	(33)	(188)
		JHCC Holdings, LLC(3)(7)(15)(19)(22)(31)	First Lien Senior Secured Loan—Revolver	P+ 4.50%	7.10%	9/9/2025	$1,561	1,519	1,470
		JHCC Holdings, LLC(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50%	6.50%	9/9/2025	$2,222	2,214	2,155
		JHCC Holdings, LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/9/2025	$29,379	29,027	28,497
							Automotive Total	$66,470	$66,100	6.2%
	Banking	Green Street Parent, LLC(2)(3)(5)(18)(19)(29)	First Lien Senior Secured Loan—Revolver	—	—	8/27/2025	$—	(38)	(103)
		Green Street Parent, LLC(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.52%	8/27/2026	$14,335	14,096	13,725
							Banking Total	$14,058	$13,622	1.3%
	Beverage, Food & Tobacco	NPC International, Inc.(15)(27)(31)	First Lien Senior Secured Loan	P+ 4.50%	7.75%	4/19/2024	$4,937	4,957	4,694
		NPC International, Inc.(32)	First Lien Senior Secured Loan	L+ 15.50%	17.00%	1/21/2021	$412	410	412
							Beverage, Food & Tobacco Total	$5,367	$5,106	0.5%

				Spread Above	Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)	Cost	Value	NAV(4)
	Capital Equipment	Dorner Manufacturing Corp.(3)(5)(15)(19)(29)	First Lien Senior Secured Loan—Revolver	—	—	3/15/2022	$—	(7)	—
		Dorner Manufacturing Corp.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/15/2023	$6,799	6,721	6,799
		East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	754
		Electronics For Imaging, Inc.(12)(18)(19)(29)	Second Lien Senior Secured Loan	L+ 9.00%	9.15%	7/23/2027	$13,070	12,327	10,717
		Engineered Controls International, LLC (12)(19)(21)(29)(32)	First Lien Senior Secured Loan	L+ 7.00%	8.50%	11/5/2024	$32,759	32,174	32,759
		EXC Holdings III Corp.(12)(15)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/1/2025	$8,240	8,251	8,274
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	4,251	10,398
		FFI Holdings I Corp(3)(19)(30)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	8.00%	1/24/2025	$1,494	1,437	1,494
		FFI Holdings I Corp(7)(12)(13)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	1/24/2025	$68,317	67,850	68,317
		FFI Holdings I Corp(3)(5)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	1/24/2025	$—	(63)	—
		FFI Holdings I Corp(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	1/24/2025	$789	781	789
		Jonathan Acquisition Company(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,801	7,800
		Tidel Engineering, L.P.(3)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	3/1/2023	$—	—	—
		Tidel Engineering, L.P.(7)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	3/1/2024	$37,835	37,835	37,835
		Velvet Acquisition B.V.(6)(18)(19)(21)	Second Lien Senior Secured Loan	EURIBOR+ 8.00%	8.00%	4/17/2026	€6,013	7,346	7,351
							Capital Equipment Total	$188,123	$193,287	18.1%
	Chemicals, Plastics & Rubber	AP Plastics Group, LLC(3)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 4.00%	5.00%	8/2/2021	$2,833	2,833	2,833
		AP Plastics Group, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	8/1/2022	$19,856	19,671	19,856
		Niacet b.v.(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	5.50%	2/1/2024	€3,437	3,690	4,128
		Plaskolite, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	12/15/2025	$2,253	2,218	2,250
		V Global Holdings LLC(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$48,813	47,593	47,593
		V Global Holdings LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/22/2025	$—	(197)	(197)
							Chemicals, Plastics & Rubber Total	$75,808	$76,463	7.2%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$1,166	1,162	947
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	8.00%	5/12/2025	$12,333	12,290	10,021
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	145
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,319
		PP Ultimate Holdings B, LLC(14)(19)(25)	Equity Interest	—	—	—	1	1,352	1,675
		Profile Products LLC(3)(7)(19)(31)	First Lien Senior Secured Loan—Revolver	P+ 5.00%	8.25%	12/20/2024	$831	779	783
		Profile Products LLC(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/20/2024	$36,168	35,635	35,716
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,488
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	807
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,869	7,513

				Spread Above	Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)	Cost	Value	NAV(4)
		YLG Holdings, Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.25%	7.25%	10/31/2025	$5,111	5,104	5,111
		YLG Holdings, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	10/31/2025	$—	(69)	—
		YLG Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/31/2025	$38,474	38,189	38,474
							Construction & Building Total	$105,567	$104,999	9.8%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/6/2024	$16,926	16,822	15,403
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	1,096
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	10/13/2025	$—	(57)	(89)
		TLC Purchaser, Inc.(2)(3)(5)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/13/2025	$—	(142)	(111)
		TLC Purchaser, Inc.(12)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	10/13/2025	$42,294	41,590	41,766
							Consumer Goods: Durable Total	$59,399	$58,065	5.4%
	Consumer Goods: Non-Durable	FineLineTechnologies,Inc.(2)(3)(5)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	11/4/2022	$—	(9)	(72)
		FineLine Technologies, Inc.(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	5.25%	11/4/2022	$31,066	30,974	30,212
		MND Holdings III Corp(12)(15)(29)	First Lien Senior Secured Loan	L+ 3.50%	4.50%	6/19/2024	$10,614	10,627	9,907
		RoC Opco LLC(3)(5)(15)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	2/25/2025	$—	(145)	—
		RoC Opco LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 7.75%	8.75%	2/25/2025	$40,487	39,737	40,487
		Solaray, LLC(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.00%	7.00%	9/11/2023	$14,425	14,425	14,136
		Solaray, LLC(3)(7)(15)(19)	First Lien Senior Secured Loan—
			Revolver	L+ 4.50%	5.50%	9/9/2022	$7,424	7,395	7,424
		Solaray, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	9/11/2023	$42,170	42,170	41,326
		WU Holdco, Inc.(7)(15)(19)	First Lien Senior Secured Loan—
			Delayed Draw	L+ 5.25%	6.25%	3/26/2026	$5,588	5,536	5,588
		WU Holdco, Inc.(3)(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	5.50%	3/26/2025	$902	857	902
		WU Holdco, Inc.(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/26/2026	$39,319	38,649	39,319
							Consumer Goods: Non-Durable Total	$190,216	$189,229	17.7%
	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.(6)(18)(19)(21)	Second Lien Senior Secured Loan	L+ 7.75%	7.90%	7/22/2027	$11,870	11,659	11,781
							Containers, Packaging, & Glass Total	$11,659	$11,781	1.1%
	Energy: Electricity	Infinite Electronics International Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.15%	7/2/2025	$19,552	19,541	18,868
		Infinite Electronics International Inc.(18)(19)(21)	Second Lien Senior Secured Loan	L+ 8.00%	8.15%	7/2/2026	$2,480	2,438	2,381
							Energy: Electricity Total	$21,979	$21,249	2.0%
	Energy: Oil & Gas	Amspec Services, Inc.(3)(5)(7)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	7/2/2024	$—	(42)	—
		Amspec Services, Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,653	43,261	43,653
		Amspec Services, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,826	2,786	2,826
							Energy: Oil & Gas Total	$46,005	$46,479	4.4%

				Spread Above	Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)		Cost	Value	NAV(4)
	FIRE: Finance	Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	12/23/2026		$—	(61)	(61)
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/23/2026		$10,138	9,987	9,936
		Allworth Financial Group, L.P.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/23/2026		$—	(18)	(18)
		TA/Weg Holdings(3)(18)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$1,992	1,922	1,921
							FIRE: Finance Total		$11,830	$11,778	1.1%
	FIRE: Insurance	Ivy Finco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,217	8,992	9,704
		Ivy Finco Limited(6)(18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	5.83%	5/19/2025		£7,077	8,827	9,502
		Margaux Acquisition Inc.(7)(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.75%	6.75%	12/19/2024		$9,288	9,256	9,195
		Margaux Acquisition, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/19/2024		$—	(50)	(29)
		Margaux Acquisition Inc.(7)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/19/2024		$28,625	28,196	28,339
		Margaux UK Finance Limited(3)(5)(6)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	12/19/2024		£—	(8)	—
		Margaux UK Finance Limited(6)(15)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.75%	6.75%	12/19/2024		£7,629	9,804	10,414
							FIRE: Insurance Total		$65,017	$67,125	6.3%
	FIRE: Real Estate	Spectre (Carrisbrook House) Limited(6)(15)(19)	First Lien Senior Secured Loan	EURIBOR+ 9.50%	10.50%	8/9/2021		€9,300	10,894	10,289
							FIRE: Real Estate Total		$10,894	$10,289	1.0%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—	—		1,953	1,953	2,625
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	3/3/2025		$—	(64)	—
		CPS Group Holdings, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/3/2025		$55,347	54,925	55,347
		Datix Bidco Limited(2)(3)(5)(6)(18)(19)(21)	First Lien Senior Secured Loan—Revolver	—	—	10/28/2024		£—	(17)	(7)
		Datix Bidco Limited(6)(18)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.75%	7.81%	4/27/2026		£12,134	16,369	16,564
		Datix Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSW+ 4.50%	4.62%	4/28/2025	AUD	4,212	3,215	3,224
		Golden State Buyer, Inc.(12)(16)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$15,077	14,952	14,992
		Great Expressions Dental Centers PC(3)(15)(19)(26)	First Lien Senior Secured Loan—Revolver	L+ 4.75% (0.5% PIK)	6.25%	9/28/2022		$661	655	454
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	6.25%	9/28/2023		$7,802	7,789	6,437
		Island Medical Management Holdings, LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,627	8,570	7,764
		Medical Depot Holdings, Inc.(12)(15)(26)	First Lien Senior Secured Loan	L+ 5.50% (2% PIK)	8.50%	1/3/2023		$16,520	15,638	14,084
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.50%	4.50%	6/17/2027		€10,033	11,169	12,204
		Mendel Bidco, Inc.(18)(19)(21)	First Lien Senior Secured Loan	L+ 4.50%	4.73%	6/17/2027		$19,966	19,541	19,667
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.00%	6.00%	5/28/2026		€13,131	14,138	15,892
		Mertus 522. GmbH(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/28/2026		€22,468	24,635	27,193
		TecoStar Holdings, Inc.(12)(15)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,315	9,306
		U.S. Anesthesia Partners, Inc.(12)(15)(19)(21)	Second Lien Senior Secured Loan	L+ 7.25%	7.49%	6/23/2025		$16,520	16,364	15,859
							Healthcare & Pharmaceuticals Total		$219,147	$221,605	20.7%

				Spread Above	Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)		Cost	Value	NAV(4)
	High Tech Industries	AMI US Holdings Inc.(3)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.65%	4/1/2024		$1,256	1,232	1,256
		AMI US Holdings Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$13,025	12,825	13,025
		Appriss Holdings, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/30/2025		$—	(46)	(47)
		Appriss Holdings, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.50%	5/29/2026		$48,386	47,879	47,902
		Appriss Holdings, Inc.(7)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.25%	5/29/2026		$4,988	4,843	4,988
		CB Nike IntermediateCo Ltd(3)(5)(6)(15)(19)(21)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025		$—	(71)	—
		CB Nike IntermediateCo Ltd(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$35,068	34,485	35,068
		CMI Marketing Inc(3)(5)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	5/24/2023		$—	(10)	—
		CMI Marketing Inc(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	5/24/2024		$15,101	15,008	15,101
		Drilling Info Holdings, Inc(12)(18)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/30/2025		$22,380	22,317	21,728
		Element Buyer, Inc.(7)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	7/18/2025		$11,192	11,216	11,192
		Element Buyer, Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	7/19/2024		$283	244	283
		Element Buyer, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2025		$37,390	37,660	37,390
		Everest Bidco(6)(15)(19)(21)	Second Lien Senior Secured Loan	GBP LIBOR+ 7.50%	8.50%	7/3/2026		£10,216	13,142	13,946
		MRI Software LLC(7)(15)(28)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,454	25,359	25,390
		MRI Software LLC(2)(3)(5)(15)(28)	First Lien Senior Secured Loan— Delayed Draw	—	—	2/10/2026		$—	(7)	(2)
		MRI Software LLC(2)(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026		$—	44	(45)
		nThrive, Inc.(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.75%	10.75%	4/20/2023		$8,000	7,988	8,000
		Utimaco, Inc.(6)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.91%	8/9/2027		$14,849	14,535	14,849
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—		28	2,833	3,065
		Ventiv Holdco, Inc.(3)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.68%	9/3/2025		$426	382	417
		Ventiv Holdco, Inc.(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$24,056	23,760	23,996
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,999	9,198	9,364
		VPARK BIDCO AB(6)(16)(19)(21)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	74,020	9,230	8,620
							High Tech Industries Total		$294,046	$295,486	27.7%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)(21)(29)	Second Lien Senior Secured Loan	L+ 7.50%	7.65%	2/1/2027		$20,193	19,707	18,174
		Captain D’s LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	12/15/2023		$1,382	1,373	1,382
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,489	12,559
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 9.00%	10.00%	3/21/2025		$18,829	18,820	17,778
							Hotel, Gaming & Leisure Total		$52,389	$49,893	4.7%
	Media: Advertising, Printing &	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Publishing Delayed Draw	L+ 6.50% PIK	7.50%	12/20/2024		$4,613	4,610	3,944
		Ansira Holdings, Inc.(3)(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 4.75%	7.77%	12/20/2024		$5,383	5,383	5,383
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$37,208	37,150	31,813
							Media: Advertising, Printing & Publishing Total		$47,143	$41,140	3.9%

				Spread Above	Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)		Cost	Value	NAV(4)
	Media: Broadcasting & Subscription	Vital Holdco Limited(6)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	5/29/2026		$35,357	34,654	35,357
		Vital Holdco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 4.75%	4.75%	5/29/2026		€7,917	8,645	9,679
							Media: Broadcasting & Subscription Total		$43,299	$45,036	4.2%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.50%	4/30/2026	CAD	56	40	44
		9 Story Media Group Inc.(6)(15)(19)(21)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.50%	4/30/2026	CAD	7,310	5,363	5,725
		9 Story Media Group Inc.(6)(18)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	4/30/2026		€3,938	4,507	4,814
		Efficient Collaborative Retail Marketing Company, LLC(3)(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	6.25%	6/15/2022		$2,267	2,267	2,267
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)(21)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,151	14,416
		Efficient Collaborative Retail Marketing Company, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,825	9,347
		International Entertainment Investments Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.82%	5/31/2023		£8,686	10,657	11,857
							Media: Diversified & Production Total		$47,810	$48,470	4.5%
	Retail	Batteries Plus Holding Corporation(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/6/2022		$—	—	—
		Batteries Plus Holding Corporation(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$28,672	28,672	28,672
		Thrasio, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	12/18/2026		$—	(313)	(313)
		Thrasio, LLC(15)(19)(21)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$10,965	10,691	10,691
							Retail Total		$39,050	$39,050	3.7%
	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.40%	7/10/2025		$3,855	3,848	2,660
		AMCP Clean Acquisition Company, LLC(12)(18)(29)	First Lien Senior Secured Loan	L+ 4.25%	4.40%	7/10/2025		$15,930	15,904	10,992
		Comet Bidco Limited(6)(18)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.34%	9/30/2024		£7,362	9,523	8,911
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—		2	2,448	1,605
		Hightower Holding, LLC(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	1/31/2025		$40,850	40,708	40,850
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026		$—	(117)	—
		Refine Intermediate, Inc.(15)(19)(21)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/3/2027		$21,894	21,396	21,894
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€15,715	17,453	19,212
		SumUp Holdings Luxembourg S.à.r.l.(6)(15)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 8.00%	9.00%	8/1/2024		€16,697	18,244	20,412
		TEI Holdings Inc.(3)(7)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 7.25%	8.25%	12/23/2025		$3,471	3,426	3,200
		TEI Holdings Inc.(7)(12)(15)(19)(21)(26)(29)	First Lien Senior Secured Loan	L+ 6.00% (1.25% PIK)	8.25%	12/23/2026		$48,749	48,204	45,824
							Services: Business Total		$181,037	$175,560	16.3%

				Spread Above	Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)		Cost	Value	NAV(4)
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—		1	798	798
		MZR Buyer, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.75%	7.75%	12/21/2026		$5,210	5,106	5,105
		MZR Buyer, LLC(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,634	39,828	39,822
		Pearl Intermediate Parent LLC(18)(29)	Second Lien Senior Secured Loan	L+ 6.25%	6.40%	2/13/2026		$2,571	2,584	2,558
		Surrey Bidco Limited(6)(17)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 6.00%	6.50%	5/11/2026		£5,000	6,163	6,501
		Trafalgar Bidco Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	GBP LIBOR+ 5.00%	5.02%	9/11/2024		£6,011	7,763	8,206
		Zeppelin BidCo Pty Limited(6)(18)(19)(21)	First Lien Senior Secured Loan	BBSY+ 6.00%	6.23%	6/28/2024	AUD	20,621	14,099	15,707
							Services: Consumer Total		$76,341	$78,697	7.4%
	Telecommunications	Conterra Ultra Broadband Holdings, Inc.(18)(29)	First Lien Senior Secured Loan	L+ 4.50%	4.65%	4/30/2026		$6,386	6,360	6,373
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023		$116	113	114
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$919	914	903
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,538	13,431	13,302
		Masergy Holdings, Inc.(15)(29)	Second Lien Senior Secured Loan	L+ 7.50%	8.50%	12/16/2024		$857	862	851
							Telecommunications Total		$21,680	$21,543	2.0%
	Transportation: Cargo	A&R Logistics, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/5/2025		$—	(90)	(46)
		A&R Logistics, Inc.(7)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,534	42,827	43,207
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$2,448	2,408	2,430
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$6,035	5,961	5,989
		A&R Logistics, Inc.(7)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,743	2,717	2,743
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		—	445	522
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		9	9	16
		ENC Holding Corporation(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 4.00%	4.25%	5/30/2025		$10,173	10,163	10,072
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—		1,011	1,011	805
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—		7	714	754
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—		122	—	—
		Grammer Purchaser, Inc.(3)(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	9/30/2024		$—	6	—
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	9/30/2024		$9,277	9,128	9,277
		Omni Logistics, LLC(15)(19)(21)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027		$13,770	13,427	13,426
		PS HoldCo, LLC(12)(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	3/13/2025		$22,295	22,286	21,849
							Transportation: Cargo Total		$111,012	$111,044	10.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—		3,090	3,090	1,969
		Toro Private Investments II, L.P.(6)(12)(18)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.25%	5/29/2026		$6,715	4,484	4,605
							Transportation: Consumer Total		$7,574	$6,574	0.6%

				Spread Above	Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Principal/Shares(9)	Cost	Value	NAV(4)
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—	2	1,833	1,618
		Abracon Group Holding, LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(25)	(50)
		Abracon Group Holding, LLC(7)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/18/2024	$35,639	35,511	35,015
		Aramsco, Inc.(2)(3)(5)(7)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(36)	(51)
		Aramsco, Inc.(7)(12)(18)(19)(21)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.40%	8/28/2024	$24,042	23,729	23,681
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,126
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,844	9,794	9,450
		PetroChoice Holdings, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,514	6,430	6,253
							Wholesale Total	$78,248	$78,042	7.3%
							Non-Controlled/ Non-Affiliate Investments Total	$2,281,809	$2,261,461	211.7%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	15,918
							Beverage, Food & Tobacco Total	$6,720	$15,918	1.5%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36	10,104	10,239
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,089	12,089	12,089
							Energy: Oil & Gas	$22,193	$22,328	2.1%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(21)	First Lien Senior Secured Loan	L+ 1.00%	1.25%	10/2/2023	$4,404	4,404	4,404
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$3,100	3,100	2,588
		Direct Travel, Inc.(7)(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.25% PIK)	9.50%	10/2/2023	$1,572	1,572	1,313
		Direct Travel, Inc.(7)(10)(15)(19)(21)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.27% PIK)	9.50%	10/2/2023	$52,948	52,948	44,212
		Direct Travel, Inc.(3)(10)(15)(19)(28)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$1,950	1,950	1,950
		Direct Travel, Inc.(10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer	$64,176	$54,669	5.1%
							Non-Controlled/Affiliate Investments Total	$93,089	$92,915	8.7%
Controlled Affiliate Investments
	Aerospace & Defense	ACC Holdco, LLC(10)(11)(19)(25)	Preferred Equity	—	16.00%	—	10,828	10,824	10,828
		Air Comm Corporation LLC(10)(11)(12)(15)(19)(21)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/30/2025	$27,023	26,362	26,484
		BCC Jetstream Holdings Aviation (Off I), Equity Interest LLC(3)(6)(10)(11)(19)(20)(25)		—	—	—	11,863	11,863	11,703
		BCC Jetstream Holdings Aviation (On II), Equity Interest LLC(10)(11)(19)(20)(25)		—	—	—	1,116	1,116	629
		BCC Jetstream Holdings Aviation (On II),	First Lien Senior Secured Loan
		LLC(3)(10)(11)(19)(20)(26)		—	10.00 % PIK	6/2/2022	$6,712	6,712	6,712
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	84	83,656	66,448
							Aerospace & Defense Total	$140,533	$122,804	11.5%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(19)(25)	Equity Interest	—	—	—	7,308	7,308	7,308
								$7,308	$7,308	0.7%
							Controlled Affiliate Investments Total	$147,841	$130,112	12.2%
							Investments Total	$2,522,739	$2,484,488	232.6%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV (4)
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	0.03%	—	$1,846	1,846	1,846
	Cash Equivalents	Goldman Sachs US Treasury Liquid Reserves Fund(30)	Cash Equivalents	—	0.01%	—	$53,106	53,106	53,106
							Cash Equivalents Total	$54,952	$54,952	5.2%
							Investments and Cash Equivalents Total	$2,577,691	$2,539,440	237.8%

Forward Foreign Currency Exchange Contracts
				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
US DOLLARS 183	CANADIAN DOLLAR 256	Bank of New York Mellon	4/14/2021	$(18)
US DOLLARS 088	CANADIAN DOLLAR 122	Bank of New York Mellon	4/15/2021	(7)
US DOLLARS 141	EURO 129	Bank of New York Mellon	4/15/2021	(17)
POUND STERLING 6,460	US DOLLARS 8,406	Bank of New York Mellon	9/10/2021	(440)
US DOLLARS 7,609	EURO 6,840	Citibank	3/26/2021	(776)
US DOLLARS 5,616	CANADIAN DOLLAR 7,662	Citibank	4/15/2021	(400)
US DOLLARS 4,217	EURO 3,731	Citibank	4/15/2021	(359)
US DOLLARS 12,756	EURO 11,200	Citibank	5/21/2021	(990)
US DOLLARS 31,103	EURO 27,540	Goldman Sachs	3/9/2021	(2,644)
US DOLLARS 82,431	EURO 72,370	Goldman Sachs	5/21/2021	(6,395)
US DOLLARS 16,734	AUSTRALIAN DOLLARS 23,870	Goldman Sachs	6/7/2021	(1,630)
US DOLLARS 19,442	POUND STERLING 14,522	Goldman Sachs	6/7/2021	434
US DOLLARS 97,874	POUND STERLING 77,470	Goldman Sachs	6/7/2021	(8,159)
US DOLLARS 8,606	DANISH KRONE 56,290	Goldman Sachs	6/7/2021	(642)
US DOLLARS 2,794	CANADIAN DOLLAR 3,713	Goldman Sachs	9/10/2021	(121)
US DOLLARS 8,187	NORWEGIAN KRONE 74,020	Goldman Sachs	9/10/2021	(450)
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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, there were no loans on non-accrual. As of December 31, 2020, there was one loan placed on non-accrual status.

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

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation. The Company records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC Topic 470-50, Modification and Extinguishments. For modifications to or exchanges of our revolving debt obligations, any unamortized deferred financing costs related to lenders who are not part of the new lending group are expensed. For extinguishments of our term debt obligations, any unamortized debt issuance costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2021. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC, BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2021, the tax years that remain subject to examination are from 2017 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2021 (with corresponding percentage of total portfolio investments):

	As of September 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,918,761	80.6%	$1,887,186	80.1%
Equity Interest	164,443	6.9	160,886	6.8
Second Lien Senior Secured Loan	117,213	4.9	116,238	4.9
Subordinated Note Investment Vehicles (1)	105,873	4.5	105,873	4.5
Equity Interest Investment Vehicles (1)	33,596	1.4	37,427	1.6
Preferred equity	23,575	1.0	32,139	1.4
Subordinated Debt	16,599	0.7	16,800	0.7
Warrants	2	0.0	122	0.0
Total	$2,380,062	100.0%	$2,356,671	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2021 (with corresponding percentage of total portfolio investments):

	As of September 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,075,563	87.2%	$2,066,306	87.7%
Cayman Islands	109,626	4.6	94,899	4.0
United Kingdom	72,789	3.1	73,926	3.1
Germany	51,310	2.2	50,664	2.2
Ireland	39,159	1.6	38,629	1.6
Luxembourg	17,203	0.7	18,041	0.8
Belgium	11,638	0.5	11,403	0.5
Canada	1,985	0.1	2,018	0.1
Israel	387	0.0	392	0.0
Australia	217	0.0	219	0.0
Sweden	185	0.0	174	0.0
Total	$2,380,062	100.0%	$2,356,671	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2021 (with corresponding percentage of total portfolio investments):

	As of September 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$276,916	11.6%	$251,386	10.7%
High Tech Industries	203,362	8.6	203,940	8.7
Consumer Goods: Non-Durable	189,737	8.0	192,221	8.2
Services: Business	189,416	8.0	184,718	7.8
Investment Vehicles (2)	139,469	5.9	143,300	6.1
Healthcare & Pharmaceuticals	137,342	5.8	136,839	5.8
Capital Equipment	117,078	4.9	117,526	5.0
Construction & Building	107,452	4.5	108,323	4.6
Transportation: Cargo	91,160	3.8	93,805	4.0
Automotive	83,894	3.5	84,716	3.5
FIRE: Insurance (1)	81,270	3.4	82,007	3.5
Wholesale	78,460	3.3	80,253	3.4
Energy: Oil & Gas	68,975	2.9	76,641	3.3
Retail	74,988	3.2	75,530	3.2
Transportation: Consumer	78,522	3.3	66,552	2.8
Services: Consumer	63,948	2.7	65,728	2.8
Consumer Goods: Durable	64,726	2.7	57,180	2.4
Hotel, Gaming & Leisure	53,246	2.2	51,967	2.2
Media: Diversified & Production	52,510	2.2	51,202	2.2
Chemicals, Plastics & Rubber	47,271	2.0	48,569	2.1
Telecommunications	39,895	1.7	40,439	1.7
Media: Advertising, Printing & Publishing	49,587	2.1	39,902	1.7
Media: Broadcasting and Subscription	29,161	1.2	29,679	1.3
FIRE: Finance (1)	19,887	0.8	20,102	0.8
Beverage, Food & Tobacco	7,766	0.3	19,882	0.8
Consumer goods: Wholesale	14,923	0.6	14,919	0.6
Banking	13,984	0.6	14,226	0.6
Hospitality Holdings	5,000	0.2	5,000	0.2
Containers, Packaging, & Glass	117	0.0	119	0.0
Total	$2,380,062	100.0%	$2,356,671	100.0%

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

(1) Finance, Insurance, and Real Estate (“FIRE”).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of September 30, 2021, the Company’s investment in ISLP consisted of subordinated notes of $105.9 million, and equity interests of $37.4 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $440.0 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that ISLP is an investment company under ASC, Topic 946, Financial Services - Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures the fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP's four-person Member Designees' Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees' Committee.

As of September 30, 2021, ISLP had $395.8 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of September 30, 2021 the ISLP Credit Facility had $217.8 million of outstanding debt under the credit facility. As of September 30, 2021, the effective rate on the ISLP Credit Facility was 2.4% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of September 30, 2021
Total investments	$395,802
Weighted average yield on investments	6.6%
Number of borrowers in ISLP	23
Largest portfolio company investment	$40,780
Total of five largest portfolio company investments	$162,053
Unfunded commitments	$97

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2021

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD	4,169	3,288	3,007
								Healthcare & Pharmaceuticals Total	$3,288	$3,007	5.7%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	9/12/2022	AUD	30,093	22,829	21,706
								Information Technology Services Total	$22,829	$21,706	40.8%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,874	6,932
								Media: Advertising, Printing & Publishing Total	$6,874	$6,932	13.1%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY + 6.00%	6.12%	6/28/2024	AUD	20,415	16,034	14,725
								Services: Consumer Total	$16,034	$14,725	27.7%

								Australian Dollar Total	$49,025	$46,370	87.3%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 7.75%	7.86%	10/28/2024		£12,013	16,916	16,170
		Datix Bidco Limited	Second Lien Senior Secured Loan	LIBOR+ 4.50%	4.55%	4/27/2026		£963	1,323	1,296
								Healthcare & Pharmaceuticals Total	$18,239	$17,466	32.9%

	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.00%	4/30/2025		£5,602	7,711	7,541
								High Tech Industries Total	$7,711	$7,541	14.2%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.85%	5/31/2023		£8,626	12,109	11,575
								Media: Diversified & Production Total	$12,109	$11,575	21.8%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/30/2024		£7,362	9,380	9,242
		Opus2	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	5.83%	5/5/2028		£12,151	16,311	16,357
								Services: Business Total	$25,691	$25,599	48.2%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,979	6,716	6,317
								Services: Consumer Total	$6,716	$6,317	11.9%

								British Pounds Total	$70,466	$68,498	129.0%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.25%	6.25%	4/30/2026	CAD	149	20	20
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,183	5,702	5,661
								Media: Diversified & Production Total	$5,722	$5,681	10.7%

	Retail	New Look Vision Group	First Lien Senior Secured Loan - Delayed Draw	LIBOR+ 5.50%	6.50%	5/26/2028	CAD	18,102	14,781	14,268
								Retail Total	$14,781	$14,268	26.9%

								Canadian Dollar Total	$20,503	$19,949	37.6%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,233	8,780
								High Tech Industries Total	$9,233	$8,780	16.5%

								Danish Krone Total	$9,233	$8,780	16.5%

European Currency
	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.25%	4.25%	6/17/2027		€9,933	12,028	11,493
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,673	15,042
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,818	25,738
								Healthcare & Pharmaceuticals Total	$54,519	$52,273	98.5%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,869	4,706	4,477
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€30,000	35,087	34,713
								Media: Diversified & Production Total	$39,793	$39,190	73.8%

	Services: Business	SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,026	24,299
								Services: Business Total	$25,026	$24,299	45.8%

								European Currency Total	$119,338	$115,762	218.1%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,370
								High Tech Industries Total	$8,651	$8,370	15.8%

								Norwegian Krone Total	$8,651	$8,370	15.8%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025		$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028		$9,653	9,557	9,653
								Automotive Total	$24,484	$24,580	46.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.83%	7/22/2027		$11,752	11,672	11,752
								Containers, Packaging, & Glass Total	$11,672	$11,752	22.1%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,705	14,779
								Healthcare & Pharmaceuticals Total	$14,705	$14,779	27.8%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,454	34,454	34,454
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.09%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	$53,539	$53,539	101.0%

	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$23,423	23,191	23,423
								Services: Business Total	$23,191	$23,423	44.1%

								U.S. Dollars Total	$127,591	$128,073	241.3%

								Total	$404,807	$395,802	745.6%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,873	AUSTRALIAN DOLLARS 2,979	Goldman Sachs	10/21/2021	$18
EURO 569	CANADIAN DOLLARS 849	Goldman Sachs	10/21/2021	(11)
EURO 874	DANISH KRONE 6,502	Goldman Sachs	10/21/2021	-
EURO 7,779	BRITISH POUNDS 6,644	Goldman Sachs	10/21/2021	56
EURO 229	BRITISH POUNDS 196	Goldman Sachs	10/21/2021	2
EURO 807	NORWEGIAN KRONE 8,443	Goldman Sachs	10/21/2021	(31)
EURO 13,511	US DOLLARS 15,987	Goldman Sachs	10/21/2021	(327)
EURO 2,137	US DOLLARS 2,510	Goldman Sachs	10/21/2021	(33)
US DOLLARS 8,584	AUSTRALIAN DOLLARS 11,533	Goldman Sachs	10/21/2021	249
US DOLLARS 2,606	CANADIAN DOLLARS 3,287	Goldman Sachs	10/21/2021	10
US DOLLARS 4,001	DANISH KRONE 25,170	Goldman Sachs	10/21/2021	77
US DOLLARS 29,876	EURO 25,254	Goldman Sachs	10/21/2021	603
US DOLLARS 35,665	EURO 2,850	Goldman Sachs	10/21/2021	974
US DOLLARS 3,697	BRITISH POUNDS 25,722	Goldman Sachs	10/21/2021	(45)
US DOLLARS 1,045	BRITISH POUNDS 760	Goldman Sachs	10/25/2021	20
US DOLLARS 3,340	NORWEGIAN KRONE 32,686	Goldman Sachs	10/25/2021	37
				$1,599

Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
September 30, 2021
Investments at fair value (cost - $404,807)	$395,802
Cash	5,048
Foreign cash	17,485
Deferred financing costs	2,102
Other assets	7,731
Total assets	$428,168
Debt	$217,837
Subordinated notes payable to members	149,221
Dividend payable	1,459
Other payables	6,564
Total liabilities	$375,081
Members’ equity	53,087
Total liabilities and members’ equity	$428,168

Selected Statement of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Investment Income
Interest Income	$6,055	$14,167
Other	—	—
Total investment income	6,055	14,167
Expenses
Interest and debt financing expenses	1,515	3,423
Interest expense on members subordinated notes	3,242	7,686
General and administrative expenses	457	1,215
Total expenses	5,214	12,324
Net investment income	841	1,843
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(904)	(924)
Net realized gain (loss) on foreign currency transactions	843	3,509
Net realized gain (loss) on forward contracts	330	1,524
Net unrealized gain (loss) on foreign currency	4,279	9,148
Net change in unrealized appreciation (depreciation) on forward contracts	1,169	1,599
Net change in unrealized appreciation (depreciation) on investments	(5,228)	(9,005)
Net gain (loss) on investments	489	5,851
Net increase (decrease) in members’ equity resulting from operations	$1,330	$7,694

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$104,369	$1,782,817	—	$1,887,186
Equity Interests	—	—	160,886	—	160,886
Second Lien Senior Secured Loans	—	12,443	103,795	—	116,238
Subordinated Note in Investment Vehicles (1)	—	—	105,873	—	105,873
Equity Interest in Investment Vehicles (1)	—	—		37,427	37,427
Preferred Equity	—	—	32,139		32,139
Subordinated Debt			16,800	—	16,800
Warrants	—	—	122	—	122
Total Investments	$—	$116,812	$2,202,432	$37,427	$2,356,671
Cash equivalents	$87,318	$—	$—	$—	$87,318
Forward currency exchange contracts (asset)	$—	$4,071	$—	$—	$4,071

(1)	Represents debt and equity investment in ISLP.

(2)	In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Subordinated Debt	Warrants	Total Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	637,641	32,977	44,741	105,873	8,927	16,557	2	846,718
Paid-in-kind interest	7,762	—	—	—	—	28	—	7,790
Net accretion of discounts (amortization of premiums)	3,383	—	352	—	—	14	—	3,749
Proceeds from principal repayments and sales of investments (1)	(843,804)	(24)	(86,598)	—	(22,096)	—	—	(952,522)
Net change in unrealized appreciation (depreciation) on investments	(13,937)	8,028	3,117	—	574	201	120	(1,897)
Net realized gains (losses) on investments	15,234	—	1,842	—	7,021	—	—	24,097
Transfers out of Level 3	—	—	—	—	—	—	—	—
Transfers to Level 3	25,388	—	—	—	—	—	—	25,388
Balance as of September 30, 2021	$1,782,817	$160,886	$103,795	$105,873	$32,139	$16,800	$122	$2,202,432
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2021	$(6,918)	$8,025	$3,878	$—	$578	$201	$120	$5,884

(1)	Includes reorganizations and restructuring of investments.

(2)	Represents debt investment in ISLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2021, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2021, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 investments for the nine months ended September 30, 2020:

	First Lien Senior Secured Loans	First Lien Last Out Loans	Second Lien Senior Secured Loans	Subordinated Debt	Equity Interests	Preferred Equity	Warrants	Total Investments
Balance as of January 1, 2020	$1,989,621	$29,300	$124,027	$15,000	$99,293	$24,318	$122	$2,281,681
Purchases of investments and other adjustments to cost	339,482	2,561	—	—	24,100	10,104	—	376,247
Paid-in-kind interest	2,858	88	—	—	—	67	—	3,013
Net accretion of discounts (amortization of premiums)	3,475	54	288	35	—	—	—	3,852
Proceeds from principal repayments and sales of investments	(256,113)	(14,308)	(4,420)	—	—	—	—	(274,841)
Net change in unrealized appreciation (depreciation) on investments	(40,313)	(699)	(4,757)	(35)	(16,020)	1,401	(122)	(60,545)
Net realized gains (losses) on investments	(126)	227	(4,115)	—	—	—	—	(4,014)
Transfers out of Level 3	(74,759)	—	(2,735)	—	—	—	—	(77,494)
Transfers to Level 3	29,578	—	7,604	—	—	—	—	37,182
Balance as of September 30, 2020	$1,993,703	$17,223	$115,892	$15,000	$107,373	$35,890	$—	$2,285,081
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2020	$(38,878)	$(512)	$(5,657)	$(35)	$(16,020)	$1,401	$(122)	$(59,823)

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2021 were as follows:

	As of September 30, 2021
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,527,632	Discounted Cash Flows	Comparative Yields	4.4%-17.9% (8.1%)
First Lien Senior Secured Loans	73,298	Comparable Company Multiple	EBITDA Multiple	6.7x-7.6x (6.9	x)
First Lien Senior Secured Loans	19,041	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	9,831	Collateral Analysis	Recovery Rate	100.0%
Second Lien Senior Secured Loans	89,611	Discounted Cash Flows	Comparative Yields	8.8%-13.6% (11.1%)
Second Lien Senior Secured Loans	14,184	Comparable Company Multiple	EBITDA Multiple	12.8	x
Subordinated Debt	16,800	Discounted Cash Flows	Comparative Yields	11.4%
Subordinated Note Investment Vehicles	105,873	Collateral Analysis	Recovery Rate	100%
Equity Interests	93,393	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.1%)
Equity Interests	47,397	Comparable Company Multiple	EBITDA Multiple	7.3x-23.5x (11.5	x)
Preferred Equity	9,746	Comparable Company Multiple	EBITDA Multiple	7.6x-13.0x (10.0	x)
Preferred Equity	17,394	Discounted Cash Flows	Discount Rate	10.0%
Warrants	122	Comparable Company Multiple	EBITDA Multiple	7.6x-8.0x (8.0	x)
Total investments	$2,024,322

(1)	Included within the Level 3 assets of $2,202,432 is an amount of $178,110 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2021. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2020 were as follows:

	As of December 31, 2020
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average(2))
First Lien Senior Secured Loans	$1,730,334	Discounted Cash Flows	Comparative Yields	4.7%-15.2% (7.7)%
First Lien Senior Secured Loans	54,669	Comparable Company Multiple	EBITDA Multiple	7.5x-7.5x (7.5	x)
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	18,801	Discounted Cash Flows	Discount Rate	10.0%-10.0% (10.0)%
First Lien Senior Secured Loans	17,907	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	103,764	Discounted Cash Flows	Comparative Yields	8.3%-15.7% (10.5)%
Equity Interests	33,019	Comparable Company Multiple	EBITDA Multiple	7.0x-17.0x (10.0	x)
Equity Interests	78,780	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.4)%
Preferred Equity	27,474	Comparable Company Multiple	EBITDA Multiple	7.8x-13.3x (11.5	x)
Preferred Equity	10,239	Discounted Cash Flows	Discount Rate	10.0%
Warrants	—	Comparable Company Multiple	EBITDA Multiple	7.8	x
Total investments	$2,074,987

(1)	Included within the Level 3 assets of $2,249,109 is an amount of $174,122 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

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

The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair values of the 2026 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2021, approximate the carrying value of such notes.

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

For the three months ended September 30, 2021 and 2020, management fees were $8.8 million and $8.9 million, respectively. For the nine months ended September 30, 2021 and 2020, management fees were $26.1 million and $26.3 million, respectively. For the three months ended September 30, 2021, no management fees were contractually or voluntarily waived. For the nine months ended September 30, 2021, no management fees were contractually waived and $4.8 million was voluntarily waived. For the three and nine months ended September 30, 2020, there was no contractual or voluntary waivers.

As of September 30, 2021, and December 31, 2020, management fees payable were $8.8 million and $6.3 million, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company incurred $4.5 million and $0.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. None of the income incentive fees earned by the Advisor during the three months ended September 30, 2021 and 2020, respectively, were voluntarily waived by the Advisor. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2021 and 2020, the Company incurred $19.3 million and $0.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $4.5 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the nine months ended September 30, 2021 and 2020. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of September 30, 2021 and December 31, 2020, there was $4.5 million and $3.8 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities

Annual Incentive Fee Based on Capital Gains

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2021 and December 31, 2020.

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

For the three months ended September 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP Incentive Fee. For the nine months ended September 30, 2021 and 2020, the Company incurred no incentive fees related to the GAAP Incentive Fee. As of September 30, 2021 and December 31, 2020 there were no amounts related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company did not incur any expenses related to the Administrator for the three months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company did not incur any expenses related to the Administrator for the nine months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there were no expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2021 and December 31, 2020, the Advisor held 487,845.07 and 487,574.03 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. Collectively, these investors held 12,875,920.66 and 12,875,920.66 shares of the Company at September 30, 2021 and December 31, 2020, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2021 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of September 30, 2021	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$15,918	$-	$-	$3,609	$-	$19,527	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	10,239	-	-	7,154	-	17,393	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,089	185	-	-	-	12,274	738	-
Direct Travel, Inc. First Lien Senior Secured Loan	4,404	286	-	-	-	4,690	328	-
Direct Travel, Inc. Equity Interest (1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	2,588	200	-	(132)	-	2,656	228	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,313	101	-	(67)	-	1,347	116	-
Direct Travel, Inc. First Lien Senior Secured Loan	44,212	3,402	-	(2,252)	-	45,362	3,905	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	1,950	2,175	-	-	-	4,125	202	-
Direct Travel, Inc. First Lien Senior Secured Loan	202	-	-	-	-	202	11	-
Total Non-Controlled/affiliate investment	$92,915	$6,349	$-	$8,312	$-	$107,576	$5,528	$-

Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of September30, 2021	Dividend, Interest, and PIK Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$(10,828)	$(3)	$3	$-	$2,306	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	26,484	661	(27,023)	(122)	-	-	1,948	-
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	629	-	-	(629)	-	-	75	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,712	539	-	(484)	-	6,767	700	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,703	-	-	(917)	-	10,786	801	-
Gale Aviation (Offshore) Co, Equity Interest	66,448	2,962	-	2,759	-	72,169	4,186	-
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	-	37,457	-	3,831	(3,861)	37,427	1,804	-
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	-	105,873	-	-	-	105,873	5,419	-
Lightning Holdings B, LLC - Equity Interest	7,308	3,142	-	(12)	-	10,438	-	-
Total Controlled affiliate investment	$130,112	$150,634	$(37,851)	$4,423	$(3,858)	$243,460	$17,239	$-
Total	$223,027	$156,983	$(37,851)	$12,735	$(3,858)	$351,036	$22,767	$-

(1)	Non-income producing.

Transactions during the year ended December 31, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$-	$-	$9,198	$-	$15,918	$-	$-
Blackbrush Oil & Gas, L.P. Equity Interest (1)	-	-	-	-	-	-	-	-
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	-	10,104	-	135	-	10,239	-	-
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	-	12,089	-	-	-	12,089	321	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	4,404	-	-	-	4,404	14	-
Direct Travel, Inc. Equity Interest (1)	-	-	-	-	-	-	-	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	3,100	-	(512)	-	2,588	73	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,572	-	(259)	-	1,313	37	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	52,948	-	(8,736)	-	44,212	1,236	-
Direct Travel, Inc. First Lien Senior Secured Loan–Delayed Draw	-	1,950	-	-	-	1,950	28	-
Direct Travel, Inc. First Lien Senior Secured Loan	-	202	-	-	-	202	157	202
Total Non-Controlled/affiliate investment	$6,720	$86,369	$-	$(174)	$-	$92,915	$1,866	$202

Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$-	$-	$-	$-	$10,828	$868	$-
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	121	(274)	(524)	-	26,484	2,290	4
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	-	-	(1,240)	-	629	100	-
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	349	-	-	-	6,712	634	-
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	-	-	(1,388)	-	11,703	1,068	-
Gale Aviation (Offshore) Co, Equity Interest	57,773	26,648	-	(17,973)	-	66,448	6,500	-
Lightning Holdings B, LLC - Equity Interest	-	7,308	-	-	-	7,308	-	-
Total Controlled affiliate investment	$117,085	$34,426	$(274)	$(21,125)	$-	$130,112	$11,460	$4
Total	$123,805	$120,795	$(274)	$(21,299)	$-	$223,027	$13,326	$206

(1)	Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 181% and 173%, respectively.

The Company’s outstanding borrowings as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$-	$-	$-	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,135	365,700	365,700	364,006
JPM Credit Facility	450,000	179,733	179,733	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	396,437	398,750	398,750	396,265
Revolving Advisor Loan	50,000	-	-	50,000	-	-
2023 Notes	150,000	112,500	110,903	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,975	-	-	-
Total Debt	$1,714,450	$1,356,683	$1,346,183	$1,839,450	$1,465,507	$1,458,360

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and year ended December 31, 2020 were 3.1% and 3.6%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2018-1 Notes	$365,700	$-	$-	$-	$365,700
JPM Credit Facility	179,733	-	-	179,733	-
2019-1 Debt	398,750	-	-	-	398,750
2023 Notes	112,500	-	112,500	-	-
2026 Notes	300,000	-	-	300,000	-
Total Debt Obligations	$1,356,683	$-	$112,500	$479,733	$764,450

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

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$—	$2,823
Unused facility fee	—	106
Amortization of deferred financing costs and upfront commitment fees	—	297
Total interest and debt financing expenses	$—	$3,226

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$509	$12,428
Unused facility fee	118	270
Amortization of deferred financing costs and upfront commitment fees	—	830
Total interest and debt financing expenses	$627	$13,528

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.68%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.93%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.28%
Class B	29,300	3.00% + 3 Month LIBOR	3.13%
Class C	30,400	4.00% + 3 Month LIBOR	4.13%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of September 30, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $427.6 million and cash of $16.8 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.6 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$1,997	$2,246
Amortization of debt issuance costs and upfront commitment fees	44	44
Total interest and debt financing expenses	$2,041	$2,290

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$6,042	$8,752
Amortization of debt issuance costs and upfront commitment fees	130	130
Total interest and debt financing expenses	$6,172	$8,882

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of September 30, 2021 and December 31, 2020, there were $179.7 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, and the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$1,558	$2,444
Unused facility fee	860	94
Amortization of deferred financing costs and upfront commitment fees	65	65
Total interest and debt financing expenses	$2,483	$2,603

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$3,977	$11,469
Unused facility fee	3,204	310
Amortization of deferred financing costs and upfront commitment fees	194	402
Total interest and debt financing expenses	$7,375	$12,181

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

2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.83%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.83%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.83%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.73%
Class C	32,500	4.75% + 3 Month LIBOR	4.88%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of September 30, 2021, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $455.4 million and cash of $41.0 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.3 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,475	$2,755
Amortization of debt issuance costs and upfront commitment fees	58	58
Total interest and debt financing expenses	$2,533	$2,813

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$7,507	$10,490
Amortization of debt issuance costs and upfront commitment fees	172	172
Total interest and debt financing expenses	$7,679	$10,662

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of September 30, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$—	$58
Total interest and debt financing expenses	$—	$58

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of September 30, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs of $0.5 million.

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows:

	September 30, 2021	December 31, 2020
Principal amount of debt	$112,500	$150,000
Unamortized debt issuance cost	(960)	(1,785)
Original issue discount, net of accretion	(637)	(1,183)
Carrying value of 2023 Notes	$110,903	$147,032

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,520	$3,188
Amortization of debt issuance cost	114	184
Accretion of original issue discount	76	122
Total interest and debt financing expenses	$2,710	$3,494

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$8,895	$3,932
Amortization of debt issuance cost	477	222
Accretion of original issue discount	316	149
Total interest and debt financing expenses	$9,688	$4,303

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

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows:

	September 30, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(2,882)	—
Original issue discount, net of accretion	(2,143)	—
Carrying value of 2026 Notes	$294,975	$—

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,213	$—
Amortization of debt issuance cost	163	—
Amortization of original issue discount	122	—
Total interest and debt financing expenses	$2,498	$—

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$4,942	$—
Amortization of debt issuance cost	362	—
Amortization of original issue discount	270	—
Total interest and debt financing expenses	$5,574	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2021 and December 31, 2020 is included on the consolidated schedules of investments by contract. The Company had collateral receivables of $4.6 million and $4.9 million for September 30, 2021 and December 31, 2020, respectively with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $108.0 million and $213.5 million, respectively. For the three and nine months ended September 30, 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $276.5 million and $258.5 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2021:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$2,947	$(34)	$2,913	$—	$2,913
Citi Bank	Unrealized appreciation on forward currency contracts	$1,470	$(312)	$1,158	$—	$1,158

(1)	Amount excludes excess cash collateral paid.

(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended September 30,
	2021	2020
Net realized gains (losses) on forward currency exchange contracts	$(2,085)	$(130)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,080	(11,177)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$3,995	$(11,307)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($4.1) million and $11.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $4.0 million and ($11.3) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.1) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2021 and 2020 was as follows:

	For the Nine Months Ended September 30,
	2021	2020
Net realized gain (losses) on forward currency exchange contracts	$(23,773)	$6,472
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	26,685	(7,921)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$2,912	$(1,449)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($6.0) million and $3.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.9 million and ($1.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.1) million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
Total distributions declared			$1.02	$65,853

The distributions declared during the nine months ended September 30, 2021 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2021 and December 31, 2020, BCSF Advisors, LP contributed in aggregate $8.9 million to the Company and received 487,845.07 shares of the Company and contributed $8.9 million to the Company and received 487,574.03 shares of the Company, respectively. At September 30, 2021 and December 31, 2020, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended September 30, 2021 and 2020, there were no shares issued pursuant to the dividend reinvestment plan. For the nine months ended September 30, 2021 and 2020, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2021, there have been no repurchases of common stock.

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

As of September 30, 2021, the Company had $225.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
American Trailer Rental Group - Delayed Draw	12/1/2027	2,940
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,817
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Appriss Holdings, Inc. – Equity Interest	N/A	530
Appriss Holdings, Inc. - Revolver	5/30/2025	3,547
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,822
Batteries Plus Holding Corporation - Revolver	7/6/2022	2,975
Captain D's LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781

	Expiration Date (1)	Unfunded Commitments (2)
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	3,967
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	578
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
iBanFirst Revolving Facility - Revolver	7/13/2028	2,349
JHCC Holdings, LLC - Revolver	9/9/2025	2,648
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	2,239
Learning Pool Capex and Acquisition Facility 1 - First Lien Senior Secured Loan	7/7/2028	9,665
Learning Pool Capex and Acquisition Facility 2 - First Lien Senior Secured Loan	7/7/2028	7,249
Learning Pool Revolving Facility - Revolver	7/7/2027	2,416
Margaux Acquisition Inc. - Revolver	12/19/2024	2,462
Margaux UK Finance Limited - Revolver	12/19/2024	672
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2029	579
MRI Software LLC - Delayed Draw	2/10/2026	446
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look Vision Group - Delayed Draw	5/26/2028	3,942
New Look Vision Group - Revolver	5/26/2026	1,747
Opus2 - Delayed Draw	5/5/2028	7,343
Parcel2Go Acquisition Facility - First Lien Senior Secured Loan	7/15/2028	8,911
Profile Products LLC - Revolver	12/20/2024	3,194
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Service Master Revolving Loan - Revolver	8/16/2027	3,510
Solaray, LLC - Revolver	9/9/2022	10,427
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	2/17/2026	7,573
SunMed Group Holdings, LLC - Revolver	6/16/2027	836
TA/Weg Holdings - Delayed Draw	10/2/2025	1,872
TEI Holdings Inc. - Revolver	12/23/2025	3,621
TGI Sport Bidco Pty Ltd - First Lien Senior Secured Loan	4/30/2027	3,005
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	940
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Delayed Draw	4/1/2026	2,309
World Insurance - Revolver	4/1/2026	931
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	449
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$225,346

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2020.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	For the Nine months Ended September 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.54	$19.72
Net investment income (1)	1.02	1.13
Net realized gain (loss) (1) (7)	(0.15)	(0.50)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	0.64	(1.18)
Net increase (decrease) in net assets resulting from operations (1) (9) (10)	1.51	(0.55)
Stockholder distributions from income (3)	(1.02)	(1.09)
Dilution due to issuance of common stock	—	(1.81)
Net asset value at end of period	$17.03	$16.27
Net assets at end of period	$1,099,679	$1,050,459
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$14.84	$10.20
Total return based on market value (12)	30.87%	(42.59)%
Total return based on net asset value (4)	9.30%	(11.92)%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	8.45%	8.68%
Ratio of total net expenses to average net assets (5) (11) (13)	9.58%	11.16%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	4.59%	6.73%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	8.21%	11.16%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	4.15%	3.56%
Average principal debt outstanding	$1,395,028	$1,594,268
Portfolio turnover (6)	37.21%	13.58%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, net realized gain (loss) on foreign currency transactions, and net realized loss on extinguishment of debt.

(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
10)	Net increase (decrease) in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was (0.42%) and 0.00% for the nine months ended September 30, 2021 and 2020, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was (0.45%) and 0.00% for the nine months ended September 30, 2021 and 2020, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2021 would be 7.58%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2020 would be 8.68%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2021 would be 10.45%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2020 would be 11.16%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

On October 13, 2021, the Company and U.S. Bank National Association (the “Trustee”) entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee, dated March 10, 2021 (the “Base Indenture,” and together with the Second Supplemental Indenture, the “Indenture”). The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.550% notes due 2026 (the “October 2026 Notes”).

The October 2026 Notes will mature on October 13, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The October 2026 Notes bear interest at a rate of 2.550% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The October 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the October 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The October 2026 Notes were offered and sold in an offering registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-250965), the prospectus supplement dated October 5, 2021 and the pricing term sheet filed with the SEC on October 5, 2021. The transaction closed on October 13, 2021. The net proceeds to the Company were approximately $293.0 million, after deducting the underwriting discounts and commissions of approximately $3.0 million payable by the Company and estimated offering expenses of approximately $0.8 million payable by the Company. The Company intends to use the net proceeds to repay outstanding indebtedness under its financing arrangements and for general corporate purposes.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2021, we have invested approximately $4.7 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2021 and December 31, 2020, 98.9% and 99.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). The Company did not incur any expenses related to the Administrator for the three months ended September 30, 2021 and 2020, respectively, and for the nine months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), as of September 30, 2021, is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2021, the Company’s asset coverage was 181%.

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

As of September 30, 2021, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of September 30, 2021. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

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

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $288.9 million, including PIK, in 45 portfolio companies, and had $254.9 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $34.0 million for the period. Of the $288.9 million invested during the three months ended September 30, 2021, $38.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the nine months ended September 30, 2021, we invested $891.3 million, including PIK, in 63 portfolio companies, and had $1,062.0 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $170.7 million for the period. Of the $891.3 million invested during the nine months ended September 30, 2021, $116.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2021 (dollars in thousands):

	As of September 30, 2021
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,918,761	80.6%	$1,887,186	80.1%	7.2%	7.3%
Equity Interest	164,443	6.9	160,886	6.8	9.0	10.8
Second Lien Senior Secured Loans	117,213	4.9	116,238	4.9	9.6	9.6
Subordinated Note Investment Vehicles (2)	105,873	4.5	105,873	4.5	9.0	9.0
Equity Interest in Investment Vehicles (2)	33,596	1.4	37,427	1.6	12.2	11.0
Preferred equity	23,575	1.0	32,139	1.4	10.0	9.8
Subordinated Debt	16,599	0.7	16,800	0.7	11.5	11.3
Warrants	2	0.0	122	0.0	N/A	N/A
Total	$2,380,062	100.0%	$2,356,671	100.0%	7.5%	7.6%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

(2)	Represents debt and equity investment in ISLP.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$2,193,827	87.0%	$2,164,910	87.1%	7.1%	7.2%
Second Lien Senior Secured Loans	167,698	6.6	161,960	6.6	9.0	9.3
Equity Interests	131,491	5.2	119,905	4.8	8.8	10.7
Preferred Equity	29,723	1.2	37,713	1.5	15.0	15.0
Warrants	—	0.0	—	0.0	N/A	N/A
Total	$2,522,739	100.0%	$2,484,488	100.0%	7.3%	7.5%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant acquiring debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2021:

As of September 30, 2021
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	98.9%
Percentage of debt bearing a fixed rate (1)	1.1%

(1)   Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2020:

As of December 31, 2020
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)   Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2021 (dollars in thousands):

	As of September 30, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,380,062	100.0%	$2,356,671	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,380,062	100.0%	$2,356,671	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,517,782	99.8%	$2,479,794	99.8%
Non-accrual	4,957	0.2	4,694	0.2
Total	$2,522,739	100.0%	$2,484,488	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, there are no loans on non-accrual. This is compared to one loan on non-accrual as of December 31, 2020, comprising 0.2% of the Company’s portfolio, based on fair value.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2021 (dollars in thousands):

	As of September 30, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$34,277	1.4%	$34,277	1.4%
Foreign cash	1,033	0.0	829	0.0
Restricted cash	57,802	2.3	57,802	2.4
First Lien Senior Secured Loans	1,918,761	77.6	1,887,186	77.0
Equity Interest	164,443	6.6	160,886	6.6
Second Lien Senior Secured Loan	117,213	4.7	116,238	4.8
Subordinated Note in Investment Vehicles (1)	105,873	4.3	105,873	4.3
Equity Interests in Investment Vehicles (1)	33,596	1.4	37,427	1.5
Preferred Equity	23,575	1.0	32,139	1.3
Subordinated Debt	16,599	0.7	16,800	0.7
Warrants	2	0.0	122	0.0
Total	$2,473,174	100.0%	$2,449,579	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2021 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of September 30, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$276,916	11.6%	$251,386	10.7%
High Tech Industries	203,362	8.6	203,940	8.7
Consumer Goods: Non-Durable	189,737	8.0	192,221	8.2
Services: Business	189,416	8.0	184,718	7.8
Investment Vehicles (2)	139,469	5.9	143,300	6.1
Healthcare & Pharmaceuticals	137,342	5.8	136,839	5.8
Capital Equipment	117,078	4.9	117,526	5.0
Construction & Building	107,452	4.5	108,323	4.6
Transportation: Cargo	91,160	3.8	93,805	4.0
Automotive	83,894	3.5	84,716	3.5
FIRE: Insurance (1)	81,270	3.4	82,007	3.5
Wholesale	78,460	3.3	80,253	3.4
Energy: Oil & Gas	68,975	2.9	76,641	3.3
Retail	74,988	3.2	75,530	3.2
Transportation: Consumer	78,522	3.3	66,552	2.8
Services: Consumer	63,948	2.7	65,728	2.8
Consumer Goods: Durable	64,726	2.7	57,180	2.4
Hotel, Gaming & Leisure	53,246	2.2	51,967	2.2
Media: Diversified & Production	52,510	2.2	51,202	2.2
Chemicals, Plastics & Rubber	47,271	2.0	48,569	2.1
Telecommunications	39,895	1.7	40,439	1.7
Media: Advertising, Printing & Publishing	49,587	2.1	39,902	1.7
Media: Broadcasting and Subscription	29,161	1.2	29,679	1.3
FIRE: Finance (1)	19,887	0.8	20,102	0.8
Beverage, Food & Tobacco	7,766	0.3	19,882	0.8
Consumer goods: Wholesale	14,923	0.6	14,919	0.6
Banking	13,984	0.6	14,226	0.6
Hospitality Holdings	5,000	0.2	5,000	0.2
Containers, Packaging, & Glass	117	0.0	119	0.0
Total	$2,380,062	100.0%	$2,356,671	100.0%

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

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2021 (dollars in thousands):

	As of September 30, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$20,532	0.9%	3	2.9%
2	2,092,547	88.8	94	89.5
3	243,592	10.3	8	7.6
4	-	0.0	-	0.0
Total	$2,356,671	100.0%	105	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $43.9 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of September 30, 2021, the Company’s investment in ISLP consisted of subordinated notes of $105.9 million, and equity interests of $37.4 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $440.0 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that ISLP is an investment company under ASC, Topic 946, Financial Services - Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures the fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP's four-person Member Designees' Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees' Committee.

As of September 30, 2021, ISLP had $395.8 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of September 30, 2021 the ISLP Credit Facility had $217.8 million of outstanding debt under the credit facility. As of September 30, 2021, the effective rate on the ISLP Credit Facility was 2.4% per annum.

Below is a summary of ISLP’s portfolio at fair value:

As of September 30, 2021
Total investments	$395,802
Weighted average yield on investments	6.6%
Number of borrowers in ISLP	23
Largest portfolio company investment	$40,780
Total of five largest portfolio company investments	$162,053
Unfunded commitments	$97

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2021

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares			Cost	Market Value	% of NAV
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.50%	4.65%	4/28/2025	AUD		4,169	3,288	3,007
								Healthcare & Pharmaceuticals Total		$3,288	$3,007	5.7%

	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	9/12/2022	AUD		30,093	22,829	21,706
								Information Technology Services Total		$22,829	$21,706	40.8%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD		9,610	6,874	6,932
								Media: Advertising, Printing & Publishing Total		$6,874	$6,932	13.1%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY + 6.00%	6.12%	6/28/2024	AUD		20,415	16,034	14,725
								Services: Consumer Total		$16,034	$14,725	27.7%

								Australian Dollar Total		$49,025	$46,370	87.3%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	GBP LIBOR+ 7.75%	7.86%	10/28/2024			£12,013	16,916	16,170
		Datix Bidco Limited	Second Lien Senior Secured Loan	LIBOR+ 4.50%	4.55%	4/27/2026			£963	1,323	1,296
								Healthcare & Pharmaceuticals Total		$18,239	$17,466	32.9%

	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.00%	4/30/2025			£5,602	7,711	7,541
								High Tech Industries Total		$7,711	$7,541	14.2%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	4.85%	5/31/2023			£8,626	12,109	11,575
								Media: Diversified & Production Total		$12,109	$11,575	21.8%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/30/2024			£7,362	9,380	9,242
		Opus2	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	5.83%	5/5/2028			£12,151	16,311	16,357
								Services: Business Total		$25,691	$25,599	48.2%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026			£4,979	6,716	6,317
								Services: Consumer Total		$6,716	$6,317	11.9%

								British Pounds Total		$70,466	$68,498	129.0%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares			Cost	Market Value	% of NAV
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	CDOR+ 5.25%	6.25%	4/30/2026	CAD		149	20	20
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD		7,183	5,702	5,661
								Media: Diversified & Production Total		$5,722	$5,681	10.7%

	Retail	New Look Vision Group	First Lien Senior Secured Loan - Delayed Draw	LIBOR+ 5.50%	6.50%	5/26/2028	CAD		18,102	14,781	14,268
								Retail Total		$14,781	$14,268	26.9%

								Canadian Dollar Total		$20,503	$19,949	37.6%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK		56,429	9,233	8,780
								High Tech Industries Total		$9,233	$8,780	16.5%

								Danish Krone Total		$9,233	$8,780	16.5%

European Currency
	Healthcare & Pharmaceuticals	Mendel Bidco, Inc.	First Lien Senior Secured Loan	EURIBOR+ 4.25%	4.25%	6/17/2027			€9,933	12,028	11,493
		Mertus 522. GmbH	First Lien Senior Secured Loan - Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026			€12,999	15,673	15,042
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026			€22,244	26,818	25,738
								Healthcare & Pharmaceuticals Total		$54,519	$52,273	98.5%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026			€3,869	4,706	4,477
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028			€30,000	35,087	34,713
								Media: Diversified & Production Total		$39,793	$39,190	73.8%

	Services: Business	SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026			€21,000	25,026	24,299
								Services: Business Total		$25,026	$24,299	45.8%

								European Currency Total		$119,338	$115,762	218.1%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK		73,280	8,651	8,370
								High Tech Industries Total		$8,651	$8,370	15.8%

								Norwegian Krone Total		$8,651	$8,370	15.8%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/3/2025			$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028			$9,653	9,557	9,653
								Automotive Total		$24,484	$24,580	46.3%

	Containers, Packaging, & Glass	Automate Intermediate Holdings II S.à r.l.	Second Lien Senior Secured Loan	L+ 7.75%	7.83%	7/22/2027			$11,752	11,672	11,752
								Containers, Packaging, & Glass Total		$11,672	$11,752	22.1%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026			$14,779	14,705	14,779
								Healthcare & Pharmaceuticals Total		$14,705	$14,779	27.8%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	10/31/2025			$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025			$34,454	34,454	34,454
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.09%	8/9/2027			$14,701	14,701	14,701
								High Tech Industries Total		$53,539	$53,539	101.0%

	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028			$23,423	23,191	23,423
								Services: Business Total		$23,191	$23,423	44.1%

								U.S. Dollars Total		$127,591	$128,073	241.3%

								Total		$404,807	$395,802	745.6%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,873	AUSTRALIAN DOLLARS 2,979	Goldman Sachs	10/21/2021	$18
EURO 569	CANADIAN DOLLARS 849	Goldman Sachs	10/21/2021	(11)
EURO 874	DANISH KRONE 6,502	Goldman Sachs	10/21/2021	-
EURO 7,779	BRITISH POUNDS 6,644	Goldman Sachs	10/21/2021	56
EURO 229	BRITISH POUNDS 196	Goldman Sachs	10/21/2021	2
EURO 807	NORWEGIAN KRONE 8,443	Goldman Sachs	10/21/2021	(31)
EURO 13,511	US DOLLARS 15,987	Goldman Sachs	10/21/2021	(327)
EURO 2,137	US DOLLARS 2,510	Goldman Sachs	10/21/2021	(33)
US DOLLARS 8,584	AUSTRALIAN DOLLARS 11,533	Goldman Sachs	10/21/2021	249
US DOLLARS 2,606	CANADIAN DOLLARS 3,287	Goldman Sachs	10/21/2021	10
US DOLLARS 4,001	DANISH KRONE 25,170	Goldman Sachs	10/21/2021	77
US DOLLARS 29,876	EURO 25,254	Goldman Sachs	10/21/2021	603
US DOLLARS 35,665	EURO 2,850	Goldman Sachs	10/21/2021	974
US DOLLARS 3,697	BRITISH POUNDS 25,722	Goldman Sachs	10/21/2021	(45)
US DOLLARS 1,045	BRITISH POUNDS 760	Goldman Sachs	10/25/2021	20
US DOLLARS 3,340	NORWEGIAN KRONE 32,686	Goldman Sachs	10/25/2021	37
				$1,599

 Below is the financial information for ISLP:

Selected Balance Sheet Information

As of
September 30, 2021
Investments at fair value (cost - $404,807)	$395,802
Cash	5,048
Foreign cash	17,485
Deferred financing costs	2,102
Other assets	7,731
Total assets	$428,168
Debt	$217,837
Subordinated notes payable to members	149,221
Dividend payable	1,459
Other payables	6,564
Total liabilities	$375,081
Members’ equity	53,087
Total liabilities and members’ equity	$428,168

Selected Statement of Operations Information

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Investment Income
Interest Income	$6,055	$14,167
Other	—	—
Total investment income	6,055	14,167
Expenses
Interest and debt financing expenses	1,515	3,423
Interest expense on members subordinated notes	3,242	7,686
General and administrative expenses	457	1,215
Total expenses	5,214	12,324
Net investment income	841	1,843
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(904)	(924)
Net realized gain (loss) on foreign currency transactions	843	3,509
Net realized gain (loss) on forward contracts	330	1,524
Net unrealized gain (loss) on foreign currency	4,279	9,148
Net change in unrealized appreciation (depreciation) on forward contracts	1,169	1,599
Net change in unrealized appreciation (depreciation) on investments	(5,228)	(9,005)
Net gain (loss) on investments	489	5,851
Net increase (decrease) in members’ equity resulting from operations	$1,330	$7,694

Results of Operations

Our operating results for the three months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Total investment income	$49,545	$46,817
Total expenses, net of fee waivers	27,784	25,361
Net investment income	21,761	21,456
Net realized loss	(5,992)	(24,412)
Net change in unrealized appreciation	7,573	54,413
Net increase (decrease) in net assets resulting from operations	$23,342	$51,457

Our operating results for the nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Total investment income	$145,864	$146,184
Total expenses, net of fee waivers	80,014	82,206
Net investment income	65,850	63,978
Net realized loss	(9,681)	(28,563)
Net change in unrealized appreciation (depreciation)	41,359	(66,633)
Net increase (decrease) in net assets resulting from operations	$97,528	$(31,218)

 Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Interest income	$43,259	$44,329
Dividend income	2,638	1,881
PIK income	2,467	—
Other income	1,181	607
Total investment income	$49,545	$46,817

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $43.3 million for the three months ended September 30, 2021 from $44.3 million for the three months ended September 30, 2020, due to the decrease in LIBOR and the investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,380.1 million as of September 30, 2021 compared to $2,528.7 million as of September 30, 2020. Accelerated unamortized discounts from paydowns increased to $2.7 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. Dividend income increased to $2.6 million for the three months ended September 30, 2021 from $1.9 million for the three months ended September 30, 2020. PIK income increased $2.5 million for the three months ended September 30, 2021 due to the number of investments earning PIK income. Other income increased to approximately $1.2 million for the three months ended September 30, 2021 from $0.6 million for the three months ended September 30, 2020, primarily due to an increase in one-time fees earned on certain investments. As of September 30, 2021, the weighted average yield of our investment portfolio at amortized cost increased to 7.5% from 6.9% as of September 30, 2020.

The composition of our investment income for the nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Interest income	$124,986	$137,857
Dividend income	7,602	7,221
PIK income	7,764	—
Other income	5,512	1,106
Total investment income	$145,864	$146,184

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $125.0 million for the nine months ended September 30, 2021 from $137.9 million for the nine months ended September 30, 2020, primarily due to the decrease in LIBOR and investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,380.1 million as September 30, 2021 compared to $2,528.7 million as of September 30, 2020. Accelerated unamortized discounts from paydowns increased to $5.2 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. Dividend income increased to $7.6 million for the nine months ended September 30, 2021 from $7.2 million for the nine months ended September 30, 2020, primarily due to an increase in dividend income from our equity interests. PIK income increased $7.8 million for the nine months ended September 30, 2021 due to the number of investments earning PIK income. Other income increased to approximately $5.5 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020, primarily due to an increase in one-time fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Interest and debt financing expenses	$12,265	$14,426
Base management fee	8,776	8,885
Incentive fee	4,531	—
Professional fees	581	296
Directors fees	186	209
Other general and administrative expenses	1,445	1,545
Total expenses, before fee waivers	$27,784	$25,361
Base management fee waiver	—	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	$27,784	$25,361

The composition of our operating expenses for the nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Interest and debt financing expenses	$37,115	$49,614
Base management fee	26,096	26,250
Incentive fee	19,301	—
Professional fees	2,254	1,909
Directors fees	529	555
Other general and administrative expenses	4,075	3,878
Total expenses, before fee waivers	$89,370	$82,206
Base management fee waiver	(4,837)	—
Incentive fee waiver	(4,519)	—
Total expenses, net of fee waivers	$80,014	$82,206

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $12.3 million and $14.4 million for the three months ended September 30, 2021 and 2020, respectively. Interest and debt financing expense for the three months ended September 30, 2021 as compared to September 30, 2020 decreased primarily due to a decrease in total principal debt outstanding. Interest and debt financing expenses on our borrowings totaled approximately $37.1 million and $49.6 million for the nine months ended September 30, 2021 and 2020, respectively. Interest and debt financing expense for the nine months ended September 30, 2021 as compared to September 30, 2020 decreased primarily due to a decrease in total principal debt outstanding. The weighted average principal debt balance outstanding for the three months ended September 30, 2021 was $1,423.7 million compared to $1,552.4 million for the three months ended September 30, 2020. The weighted average principal debt balance outstanding for the nine months ended September 30, 2021 was $1,395.0 million compared to $1,594.3 million for the nine months ended September 30, 2020.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.1% and 3.6% as of September 30, 2021 and December 31, 2020, respectively.

Management Fees

Management fees (gross of waivers) slightly decreased to $8.8 million for the three months ended September 30, 2021 compared to $8.9 million for the three months ended September 30, 2020. No management fees were waived for the three months ended September 30, 2021 and 2020, respectively.

Management fees (net of waivers) decreased to $26.1 million for the nine months ended September 30, 2021 from $26.3 million for the nine months ended September 30, 2020. Management fees (gross of waivers) decreased to $21.3 million for the nine months ended September 30, 2021 compared to $26.3 million for the nine months ended September 30, 2020. Management fees waived for the nine months ended September 30, 2021 and 2020 were $4.8 million and $0.0 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $4.5 million for the three months ended September 30, 2021 from $0.0 million for the three months ended September 30, 2020. There were no voluntary incentive fee waivers related to pre-incentive fee net investment income for the three months ended September 30, 2021 and for the three months ended September 30, 2020. For the three months ended September 30, 2021 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $14.8 million for the nine months ended September 30, 2021 from $0.0 million for the nine months ended September 30, 2020. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $4.5 million for the nine months ended September 30, 2021 and $0.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.0 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Professional fees and other general and administrative expenses increased to $6.3 million for the nine months ended September 30, 2021 from $5.8 million for the nine months ended September 30, 2020, primarily due to an increase in costs associated with servicing our investment portfolio and legal fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Net realized gain on investments	$192	$407
Net realized loss on investments	(1,481)	(24,670)
Net realized gain on foreign currency transactions	279	28
Net realized loss on foreign currency transactions	(351)	(47)
Net realized gain on forward currency exchange contracts	374	342
Net realized loss on forward currency exchange contracts	(2,459)	(472)
Net realized loss on extinguishment of debt	(2,546)	-
Net realized gains (losses)	$(5,992)	$(24,412)

Change in unrealized appreciation on investments	$14,261	$84,532
Change in unrealized depreciation on investments	(12,260)	(19,136)
Net change in unrealized appreciation on investments	2,001	65,396
Unrealized appreciation (depreciation) on foreign currency translation	(508)	194
Unrealized appreciation (depreciation) on forward currency exchange contracts	6,080	(11,177)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	5,572	(10,983)
Net change in unrealized appreciation	$7,573	$54,413

For the three months ended September 30, 2021, and 2020, we had net realized gains (losses) on investments of ($1.3) million and $(24.3) million, respectively. For the three months ended September 30, 2021 and 2020, we had net realized gains (losses) on foreign currency transactions of ($0.1) million and ($0.0) million, respectively. For the three months ended September 30, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of ($2.1) million and ($0.1) million, respectively, primarily as a result of settling GBP, EUR, and NOK forward contracts. During the three months ended September 30, 2021, the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs of $0.5 million.

For the three months ended September 30, 2021, we had $14.3 million in unrealized appreciation on 43 portfolio company investments, which was offset by $12.3 million in unrealized depreciation on 68 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2021 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

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

For the three months ended September 30, 2021 and 2020, we had unrealized appreciation on forward currency exchange contracts of $6.1 million and ($11.2) million, respectively. For the three months ended September 30, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, NOK, and CAD forward contracts. For the three months ended September 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net realized gain on investments	$27,918	$772
Net realized loss on investments	(9,187)	(35,439)
Net realized gain on foreign currency transactions	868	134
Net realized loss on foreign currency transactions	(2,961)	(502)
Net realized gain on forward currency exchange contracts	40	6,545
Net realized loss on forward currency exchange contracts	(23,813)	(73)
Net realized loss on extinguishment of debt	(2,546)	-
Net realized losses	$(9,681)	$(28,563)

Change in unrealized appreciation on investments	$61,756	$32,391
Change in unrealized depreciation on investments	(46,896)	(91,192)
Net change in unrealized appreciation (depreciation) on investments	14,860	(58,801)
Unrealized appreciation (depreciation) on foreign currency translation	(186)	89
Unrealized appreciation (depreciation) on forward currency exchange contracts	26,685	(7,921)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	26,499	(7,832)
Net change in unrealized appreciation (depreciation)	$41,359	$(66,633)

For the nine months ended September 30, 2021, and 2020, we had net realized gains (losses) on investments of $18.7 million and ($34.7) million, respectively. For the nine months ended September 30, 2021 and 2020, we had net realized gains (losses) on foreign currency transactions of ($2.1) million and ($0.4) million, respectively. For the nine months ended September 30, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of ($23.8) million and $6.5 million, respectively, primarily as a result of settling GBP, DKK, EUR, AUD and NOK forward contracts.

For the nine months ended September 30, 2021, we had $61.8 million in unrealized appreciation on 73 portfolio company investments, which was offset by $46.9 million in unrealized depreciation on 56 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2021 resulted from an increase in fair value, primarily due to a tightening spread environment, positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

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

For the nine months ended September 30, 2021 and 2020, we had unrealized appreciation on forward currency exchange contracts of $26.7 million and $(7.9) million, respectively. For the nine months ended September 30, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, AUD and CAD forward contracts.  For the nine months ended September 30, 2020, unrealized depreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK, AUD and CAD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three months ended September 30,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(2,953)	$10,911
Net realized gain (loss) on investments due to foreign currency	(561)	396
Net change in unrealized appreciation (depreciation) on foreign currency translation	(508)	194
Net realized loss on foreign currency transactions	(72)	(19)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	6,080	(11,177)
Net realized loss on forward currency exchange contracts	(2,085)	(130)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(99)	$175

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($4.1) million and $11.5 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $4.0 million and ($11.3) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.1) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Nine months ended September 30,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(18,664)	$3,521
Net realized gain on investments due to foreign currency	14,968	396
Net change in unrealized appreciation (depreciation) on foreign currency translation	(186)	89
Net realized loss on foreign currency transactions	(2,093)	(368)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	26,685	(7,921)
Net realized gain (loss) on forward currency exchange contracts	(23,773)	6,472
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(3,063)	$2,189

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($6.0) million and $3.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.9 million and ($1.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.1) million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021 and 2020, the net increase in net assets resulting from operations was $23.3 million and $51.5 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2021 and 2020, our per share net increase in net assets resulting from operations was $0.36 and $0.80 respectively.

For the nine months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $97.5 million and ($31.2) million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $1.51 and ($0.55), respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 181% and 173%, respectively.

At September 30, 2021 and December 31, 2020, we had $92.9 million and $81.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2021, we had approximately $270.2 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2020, we had approximately $167.2 million of availability on our BCSF Revolving Credit Facility, $156.7 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2021, cash, foreign cash, restricted cash, and cash equivalents increased by $11.2 million. During the nine months ended September 30, 2021, we provided $196.5 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the proceeds from principal payments and sales of investments of $1,059.0 million, and a net increase in net assets resulting from operations of $97.5 million, which was offset by purchases of investments of $888.4 million, net realized loss from investments of $18.7 million, net change in unrealized appreciation on forward currency exchange contracts of $26.7 million, and net change in unrealized appreciation on investments of $14.9 million.

During the nine months ended September 30, 2021, we used $182.3 million from financing activities, primarily from borrowings on our debt from the JPM Credit Facility and the issuance of the $300.0 million 2026 Notes, offset by repayments on our debt of $672.6 million, including the termination of our BCSF Revolving Credit Facility, and distributions paid during the period of $65.9 million.

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

During the nine months ended September 30, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2021, there have been no repurchases of common stock.

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

Debt

Debt consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	As of September 30 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$-	$-	$-	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,135	365,700	365,700	364,006
JPM Credit Facility	450,000	179,733	179,733	450,000	293,283	293,283
2019-1 Debt	398,750	398,750	396,437	398,750	398,750	396,265
Revolving Advisor Loan	50,000	-	-	50,000	-	-
2023 Notes	150,000	112,500	110,903	150,000	150,000	147,032
2026 Notes	300,000	300,000	294,975	-	-	-
Total Debt	$1,714,450	$1,356,683	$1,346,183	$1,839,450	$1,465,507	$1,458,360

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

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$—	$2,823
Unused facility fee	—	106
Amortization of deferred financing costs and upfront commitment fees	—	297
Total interest and debt financing expenses	$—	$3,226

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$509	$12,428
Unused facility fee	118	270
Amortization of deferred financing costs and upfront commitment fees	—	830
Total interest and debt financing expenses	$627	$13,528

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at September 30, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.68%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.93%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.28%
Class B	29,300	3.00% + 3 Month LIBOR	3.13%
Class C	30,400	4.00% + 3 Month LIBOR	4.13%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150

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

As of September 30, 2021, there were 61 first lien and second lien senior secured loans with a total fair value of approximately $427.6 million and cash of $16.8 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of September 30, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.6 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$1,997	$2,246
Amortization of debt issuance costs and upfront commitment fees	44	44
Total interest and debt financing expenses	$2,041	$2,290

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$6,042	$8,752
Amortization of debt issuance costs and upfront commitment fees	130	130
Total interest and debt financing expenses	$6,172	$8,882

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

Borrowings under the JPM Credit Facility bear interest at LIBOR plus a margin. As of September 30, 2021, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. The Company pays an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest is payable quarterly in arrears.

As of September 30, 2021 and December 31, 2020, there were $179.7 million and $293.3 million of borrowings under the JPM Credit Facility, respectively, the Company was in compliance with the terms of the JPM Credit Facility.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$1,558	$2,444
Unused facility fee	860	94
Amortization of deferred financing costs and upfront commitment fees	65	65
Total interest and debt financing expenses	$2,483	$2,603

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$3,977	$11,469
Unused facility fee	3,204	310
Amortization of deferred financing costs and upfront commitment fees	194	402
Total interest and debt financing expenses	$7,375	$12,181

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

The 2019-1 CLO Transaction was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at September 30, 2021
Class A-1L	$50,000	1.70% + 3 Month LIBOR	1.83%
Class A-1	222,500	1.70% + 3 Month LIBOR	1.83%
Class A-2A	50,750	2.70% + 3 Month LIBOR	2.83%
Class A-2B	13,000	4.23% (Fixed)	4.23%
Class B	30,000	3.60% + 3 Month LIBOR	3.73%
Class C	32,500	4.75% + 3 Month LIBOR	4.88%
Total 2019-1 Debt	398,750
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$501,000

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

As of September 30, 2021, there were 62 first lien and second lien senior secured loans with a total fair value of approximately $455.4 million and cash of $41.0 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Notes. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering, including the discount of the Class C Notes, of $2.8 million were incurred in connection with debt securitization of the 2019-1 Debt by the 2019-1 Co-Issuers which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life of the 2019-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $2.3 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,475	$2,755
Amortization of debt issuance costs and upfront commitment fees	58	58
Total interest and debt financing expenses	$2,533	$2,813

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$7,507	$10,490
Amortization of debt issuance costs and upfront commitment fees	172	172
Total interest and debt financing expenses	$7,679	$10,662

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of September 30, 2021, there were no borrowings under the Revolving Advisor Loan.

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of September 30, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs of $0.5 million.

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Principal amount of debt	$112,500	$150,000
Unamortized debt issuance cost	(960)	(1,785)
Original issue discount, net of accretion	(637)	(1,183)
Carrying value of 2023 Notes	$110,903	$147,032

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,520	$3,188
Amortization of debt issuance cost	114	184
Accretion of original issue discount	76	122
Total interest and debt financing expenses	$2,710	$3,494

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$8,895	$3,932
Amortization of debt issuance cost	477	222
Accretion of original issue discount	316	149
Total interest and debt financing expenses	$9,688	$4,303

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

As of September 30, 2021 and December 31, 2020, the components of the carrying value of the 2026 Notes were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Principal amount of debt	$300,000	$—
Unamortized debt issuance cost	(2,882)	—
Original issue discount, net of accretion	(2,143)	—
Carrying value of 2026 Notes	$294,975	$—

For the three months ended September 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Borrowing interest expense	$2,213	$—
Amortization of debt issuance cost	163	—
Amortization of original issue discount	122	—
Total interest and debt financing expenses	$2,498	$—

For the nine months ended September 30, 2021 and 2020, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Borrowing interest expense	$4,942	$—
Amortization of debt issuance cost	362	—
Amortization of original issue discount	270	—
Total interest and debt financing expenses	$5,574	$—

Distribution Policy

The following table summarizes distributions declared during the nine months ended September 30, 2021 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
Total distributions declared			$1.02	$65,853

The following table summarizes distributions declared during the nine months ended September 30, 2020 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
Total distributions declared			$1.09	$65,078

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

As of September 30, 2021, the Company had $225.3 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
American Trailer Rental Group - Delayed Draw	12/1/2027	2,940
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,817
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Appriss Holdings, Inc. – Equity Interest	N/A	530
Appriss Holdings, Inc. - Revolver	5/30/2025	3,547
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,822
Batteries Plus Holding Corporation - Revolver	7/6/2022	2,975
Captain D's LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	3,967
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	578
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
iBanFirst Revolving Facility - Revolver	7/13/2028	2,349
JHCC Holdings, LLC - Revolver	9/9/2025	2,648
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	2,239
Learning Pool Capex and Acquisition Facility 1 - First Lien Senior Secured Loan	7/7/2028	9,665
Learning Pool Capex and Acquisition Facility 2 - First Lien Senior Secured Loan	7/7/2028	7,249
Learning Pool Revolving Facility - Revolver	7/7/2027	2,416
Margaux Acquisition Inc. - Revolver	12/19/2024	2,462
Margaux UK Finance Limited - Revolver	12/19/2024	672
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2029	579
MRI Software LLC - Delayed Draw	2/10/2026	446
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look Vision Group - Delayed Draw	5/26/2028	3,942
New Look Vision Group - Revolver	5/26/2026	1,747
Opus2 - Delayed Draw	5/5/2028	7,343
Parcel2Go Acquisition Facility - First Lien Senior Secured Loan	7/15/2028	8,911
Profile Products LLC - Revolver	12/20/2024	3,194
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	6,828
Service Master Revolving Loan - Revolver	8/16/2027	3,510
Solaray, LLC - Revolver	9/9/2022	10,427
Sontiq, Inc. (fka EZShield, Inc.) - Revolver	3/1/2026	1,412
SumUp Holdings Luxembourg S.à.r.l. - First Lien Senior Secured Loan	2/17/2026	7,573
SunMed Group Holdings, LLC - Revolver	6/16/2027	836
TA/Weg Holdings - Delayed Draw	10/2/2025	1,872
TEI Holdings Inc. - Revolver	12/23/2025	3,621
TGI Sport Bidco Pty Ltd - First Lien Senior Secured Loan	4/30/2027	3,005
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	940
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Delayed Draw	4/1/2026	2,309
World Insurance - Revolver	4/1/2026	931
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	449
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$225,346

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419

	Expiration Date (1)	Unfunded Commitments (2)
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2020.

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

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of September 30, 2021 are as follows (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2018-1 Notes	$365,700	$-	$-	$-	$365,700
JPM Credit Facility	179,733	-	-	179,733	-
2019-1 Debt	398,750	-	-	-	398,750
2023 Notes	112,500	-	112,500	-	-
2026 Notes	300,000	-	-	300,000	-
Total Debt Obligations	$1,356,683	$-	$112,500	$479,733	$764,450

Subsequent Events

On October 13, 2021, the Company and U.S. Bank National Association (the “Trustee”) entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee, dated March 10, 2021 (the “Base Indenture,” and together with the Second Supplemental Indenture, the “Indenture”). The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.550% notes due 2026 (the “October 2026 Notes”).

The October 2026 Notes will mature on October 13, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The October 2026 Notes bear interest at a rate of 2.550% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The October 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the October 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The October 2026 Notes were offered and sold in an offering registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-250965), the prospectus supplement dated October 5, 2021 and the pricing term sheet filed with the SEC on October 5, 2021. The transaction closed on October 13, 2021. The net proceeds to the Company were approximately $293.0 million, after deducting the underwriting discounts and commissions of approximately $3.0 million payable by the Company and estimated offering expenses of approximately $0.8 million payable by the Company. The Company intends to use the net proceeds to repay outstanding indebtedness under its financing arrangements and for general corporate purposes.

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

Assuming that the statement of financial condition as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(719)	$(1,212)	$493
Up 100 basis points	8,341	9,312	(971)
Up 200 basis points	32,200	18,624	13,576
Up 300 basis points	56,427	27,935	28,492

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2021, other than set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy. During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.36

Underwriting Agreement, dated October 5, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP, and Goldman Sachs & Co. LLC and SMBC Nikko Securities America Inc., as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 6, 2021).

10.37

Second Supplemental Indenture, dated as of October 13, 2021, relating to the 2.550% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.38	Form of 2.550% Notes due 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 24, 2021).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: November 3, 2021	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 3, 2021	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer