Form 10-K
period 2021-12-31
Bain Capital Specialty Finance, Inc.
filed 2022-02-23
CIK 1655050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $766.7 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s mostly recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 23, 2022, there were 64,562,265.27 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

i

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms “we,” “us,” “our”, and the “Company” refer to Bain Capital Specialty Finance, Inc.
FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).
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

•
Our Advisor has limited liability and is entitled to indemnification under the second amended and restated investment advisory agreement (the “Amended Advisory Agreement”).

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
The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Bain Capital Credit, LP (“Bain Capital Credit”), pursuant to which Bain Capital Credit provides the Advisor with experienced investment professionals (including the members of the Advisor’s Credit Committee) and access to the resources of Bain Capital Credit so as to enable the Advisor to fulfill its obligations under the investment advisory agreement (the “Amended Advisory Agreement”). Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Bain Capital Credit’s investment professionals. There can be no assurance that Bain Capital Credit will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
About Bain Capital Credit
Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $54.4 billion in assets under management as of September 30, 2021. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $15.2 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $1.1 billion has been invested within the 12-month period ended September 30, 2021) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.
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

As of December 31, 2021, our portfolio consisted of the following (dollars in thousands):
	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%
Equity Interest	156,399	6.8	151,844	6.6
Subordinated Note Investment Vehicles(1)	125,437	5.5	125,437	5.5
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2
Preferred Equity	42,452	1.8	53,991	2.4
Equity Interest Investment Vehicles(1)	39,596	1.7	44,444	1.9
Subordinated Debt	19,635	0.8	20,027	0.9
Warrants	2	0.0	126	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

(1)
Represents debt and equity in ISLP

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):
	As of December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	0.0	—	0.0
Total	$2,289,105	100.0%	106	100.0%

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
Investment Advisory Agreement; Administration Agreement
Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into an Amended Advisory Agreement with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.
The base management fee is calculated at an annual rate of 1.5% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Amended Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fee for any partial month or quarter will be appropriately pro-rated. For purposes of the Amended Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase. Effective February 1, 2019, the base management fee has been revised to a tiered management fee structure so that the base management fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio down to 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%.
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

The incentive fee based on income is calculated and payable quarterly in arrears based on the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”). This calculation is referred to as the “Three-Year Lookback.”
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
Annual Incentive Fee Based on Capital Gains
The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals 17.5% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal to 17.5%, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below after the IPO.
Income Related Portion of Incentive Examples
Examples of Quarterly Incentive Fee Calculation
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
Excess Income Amount = (aggregate pre-incentive fee net investment income for Q1, Q2 and Q3)—Hurdle Amount = $8,000,000—$4,500,000 = $3,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000—$5,454,600) = $445,445

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,045 $500,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment—amount previously paid = $900,045
Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters
Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters
No Net Capital Loss
Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied
Example 3—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive
   Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses
Assumptions
Stable NAV of $100 million across all quarters
Investment income for each of the quarters (including interest, dividends, fees, etc.) =4.5275%
Hurdle rate(1) =1.5%
Management fee(1) = 0.375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%
Pre-incentive fee net investment income (investment income — (management fee + other expenses)) = 4.0%
Unrealized capital losses of 1% each of Q1 and Q2 and a 3% unrealized loss in Q3
Assumes no other quarters in the applicable Trailing Twelve Quarters
Incentive fee for first quarter
Aggregate pre-incentive fee net investment income = $4,000,000 Hurdle Amount =
Q1 NAV × 1.5% = $100,000,000 × 0.015 = $1,500,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Hurdle Amount = $4,000,000—$1,500,000 = $2,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $1,500,000 (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $1,818,200. This Catch-up Fee Amount equals $318,200
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($4,000,000—$1,818,200) = $381,815
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $700,015 No income incentive fee previously paid during the Trailing Twelve Quarters
Incentive Fee Cap = 17.5% of Cumulative Net Return during the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Capital Loss during the relevant Trailing Twelve Quarters

Net Capital Loss = $1,000,000
Cumulative Net Return = $4,000,000 — $1,000,000 = $3,000,000
Therefore Incentive Fee Cap = 17.5% × $3,000,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($700,015), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter
Incentive fee for second quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 = $8,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $200,000,000 × 0.015 = $3,000,000
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)—Hurdle Amount = $8,000,000—$3,000,000 = $5,000,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $3,000,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $3,636,400. This Catch-up Fee Amount equals $636,400
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($8,000,000—$3,636,400) = $763,630
Catch-Up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $1,400,030 $525,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q2 = income incentive fee payment—amount previously paid = $875,030
Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters—income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $2,000,000 Cumulative Net Return = $8,000,000—$2,000,000 = $6,000,000
Therefore Incentive Fee Cap = (17.5% × $6,000,000)—$525,000 = $525,000. Since the Incentive Fee Cap ($525,000) is less than the income incentive fee ($875,030), the Incentive Fee Cap is applied and a $525,000 income incentive fee is paid for the quarter
Incentive fee for third quarter
Aggregate pre-incentive fee net investment income = $4,000,000 + $4,000,000 +
$4,000,000 = $12,000,000 Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% =
$300,000,000 × 0.015 = $4,500,000 Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3)—Hurdle Amount = $12,000,000—$4,500,000 = $7,500,000
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $4,500,000 (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $5,454,600. This Catch-up Fee Amount equals $954,600
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12,000,000—$5,454,600) = $1,145,445
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2,100,045 $1,050,000 income incentive fee previously paid during the Trailing Twelve Quarters
Total income incentive fee payment for Q3 = income incentive fee payment—amount previously paid = $1,050,045

Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters—income incentive fees previously paid for the Trailing Twelve Quarters Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters Net Capital Loss = $5,000,000 Cumulative Net Return = $12,000,000—$5,000,000 = $7,000,000
Therefore Incentive Fee Cap = (17.5% × $7,000,000) — $1,050,000 previously paid during the Trailing Twelve Quarters = $175,000. Since the Incentive Fee Cap ($175,000) is less than the income incentive fee ($1,050,045), the Incentive Fee Cap is applied and a $175,000 income incentive fee is paid for the quarter
(*)
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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.
Both the Amended Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Amended Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Amended Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Upon termination of the Amended Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company’s operations. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon key personnel of Bain Capital Credit and our Advisor.”
Under the Amended Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Amended Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Amended Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Amended Advisory Agreement. In addition, as part of the Amended Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Amended Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Amended Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Amended Advisory Agreement will constitute a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.

Fees and Expenses
Our primary operating expenses include the payment of fees to our Advisor under the Amended Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:
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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.
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
On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the 2026 Notes (as defined below) were used to repay the total outstanding debt.
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
On December 27, 2021, the JPM Credit Facility was terminated.
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
On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes.
Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2021, there were no borrowings under the Revolving Advisor Loan.
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
The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.
March 2026 Notes
On March 10, 2021, the “Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.950% notes due 2026 (the “March 2026 Notes”).
The March 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The

March 2026 Notes bear interest at a rate of 2.950% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The net proceeds to the Company from the March 2026 Notes were $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million payable by the Company and offering expenses of $1.3 million payable by the Company.
October 2026 Notes
On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.550% notes due 2026 (the “October 2026 Notes,” and together with the March 2026 Notes, the “2026 Notes”).
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
The net proceeds to the Company from the October 2026 Notes were $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million payable by the Company and estimated offering expenses of $0.7 million payable by the Company.
Sumitomo Credit Facility
On December 24, 2021, the Company entered into a senior secured revolving credit agreement (the “Sumitomo Credit Agreement” or the “Sumitomo Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. The Credit Agreement is effective as of December 24, 2021.
The facility amount under the Sumitomo Credit Agreement is $300.0 million with an accordion provision to permit increases to the total facility amount up to $1.0 billion. Proceeds of the loans under the Sumitomo Credit Agreement may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Sumitomo Credit Agreement. The maturity date is December 24, 2026.
Interest under the Sumitomo Credit Agreement for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at an “alternate base rate” (which is the greater of zero and the highest of (a) the prime rate as published in the print edition of The Wall Street Journal, Money Rates Section, (b) the federal funds effective rate plus 0.5% and (c) the one-month Eurocurrency rate plus 1% per annum) plus 0.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, the alternate base rate plus 0.875% per annum; (ii) loans for which the Company elects the Eurocurrency option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.875% per annum; and (iii) loans for which the Company elects the risk-free-rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.8693% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.9943% per annum. The Company pays a used commitment fee of 37.5 basis points (0.375%) on the average daily unused amount of the dollar commitment.
The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
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
Bain Capital Credit’s and our Advisor’s investment professionals have substantial responsibilities in connection with the management of other Bain Capital Credit Clients. The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment. The employees of our Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of our Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of our Advisor cease to be actively involved with us, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct our business. The Board intends to evaluate the commitment and performance of our Advisor in conjunction with the annual approval of the Amended Advisory Agreement and Administration Agreement.
Under the Resource Sharing Agreement, Bain Capital Credit has agreed to provide our Advisor with experienced investment professionals necessary to fulfill its obligations under the Amended Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure stockholders that Bain Capital Credit will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure stockholders that our Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow.

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
In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of Bain Capital Credit will devote as much time to our management as appropriate to enable our Advisor to perform its duties in accordance with the Amended Advisory Agreement, Bain Capital Credit has, and will continue to have management responsibilities for Bain Capital Credit Clients. There is a potential that we will compete with these Bain Capital Credit Clients, for capital and investment opportunities. As a result, Bain Capital Credit and our portfolio managers will face conflicts in the allocation of investment opportunities among us and the Bain Capital Credit Clients and may make certain investments that are appropriate for us but for which we receive a relatively small allocation of such investment or no allocation at all. Bain Capital Credit intends to allocate investment opportunities among eligible Bain Capital Credit Clients in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in investments made by investment funds managed by our Advisor or an investment manager affiliated with our Advisor, including Bain Capital Credit. If our Advisor recommends a particular level of investment for us, and the aggregate amount recommended by our Advisor for us and for other participating Bain Capital Credit Clients exceeds the amount of the investment opportunity, subject to applicable law, investments made pursuant to exemptive relief will generally be allocated among the participants pro rata based on capital available for investment in the asset class being allocated and the respective governing documents of such Bain Capital Credit Clients. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In instances when investments are not made pursuant to exemptive relief, allocations among us and other Bain Capital Credit Clients, subject to applicable law and regulation, will be done in accordance with our Advisor’s trade allocation practice, which is generally pro rata based on order size. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us.
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
In the course of our investing activities, we will pay management and incentive fees to our Advisor. We have entered into an Amended Advisory Agreement with our Advisor that provides that these fees will be based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, the incurrence of debt or the use of leverage will increase the management fees due to our Advisor. As such, our Advisor may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Advisor (i.e., exceed the Hurdle Amount) at a lower average return on our portfolio. Thus, if we incur additional leverage, our Advisor may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of our Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk our Advisor will make more speculative investments in an effort to receive this payment. Payment-in-kind (“PIK”) interest and original issue discount (“OID”) would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management (“AUM”) and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor.
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
We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board will determine the fair value of these loans and securities in good faith as described below in “— The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor’s investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.
Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor’s other affiliates.
We have entered into an Administration Agreement with our Administrator pursuant to which we are required to pay to our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, our Advisor has entered into a Resource Sharing Agreement with Bain Capital Credit pursuant to which Bain Capital Credit provides our Advisor with the resources necessary to fulfill its obligations under the Amended Advisory Agreement. These agreements create conflicts of interest that the Independent Directors will monitor.
Our Advisor has limited liability and is entitled to indemnification under the Amended Advisory Agreement.
Under the Amended Advisory Agreement, our Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. Our Advisor is not responsible for any action of the Board in following or declining to follow our Advisor’s advice or recommendations. Under the Amended Advisory Agreement, our Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, including without limitation our Administrator, will not be liable to us for any actions taken or omitted to be taken by our Advisor in connection with the performance of any of its duties or obligations under the Amended Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Amended Advisory Agreement, we have agreed to indemnify our Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our Advisor, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Advisor’s duties or obligations under the Amended Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Advisor’s duties or by reason of the reckless disregard of our Advisor’s duties and obligations under the Amended Advisory Agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with Bain Capital Credit Funds and Related Funds. See “— Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest.”
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2021 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2021, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.
Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021 (177%) (1)	(27.34%)	(15.66%)	(3.97%)	7.72%	19.40%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(36.47%)	(21.29%)	(6.10%)	9.08%	24.26%

(1)
Based on (i) $2,571.2 million in total assets as of December 31, 2021, (ii) $1,430.7 million in outstanding indebtedness as of December 31, 2021, (iii) $1,100.0 million in net assets as of December 31, 2021, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2021, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.1%.

(2)
Based on (i) $3,340.5 million in total assets on a pro forma basis as of December 31, 2021, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,200.0 million in outstanding indebtedness on a pro forma basis as of December 31, 2021 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,100.0 million in net assets as of December 31, 2021, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2021, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.1%.

The expected discontinuation of LIBOR could have a significant impact on our business.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intention to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. In April 2018, the U.S. Federal Reserve began publishing an alternative rate for U.S. dollar LIBOR called the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Given the inherent differences between LIBOR, SOFR and SONIA, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR, SONIA or other replacement rates may fail to gain market acceptance. Any failure of SOFR, SONIA or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or us.
On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.
The expected discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR including, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. There may also be additional issues associated with our current processes and information systems that will need to be identified and evaluated by us. If a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders. Further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, under our debt agreements and any future credit or other borrowing facilities, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as restrictions on leverage, which may affect the amount of funding that may be obtained. For example, proceeds of the loans under our credit facilities may be used to acquire certain qualifying loans and such other uses as permitted under our credit facilities. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our debt agreements or any future credit or other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and/or make distributions to stockholders required to maintain our ability to be eligible for treatment as a RIC.
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
Our Advisor has the right under the Amended Advisory Agreement to resign as our Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor or our Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor, or our Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
In addition, if an event of default occurs and is continuing, the holders of the CLO Notes will be entitled to determine the remedies to be exercised under the applicable CLO Indenture. Remedies pursued by the holders of the CLO Notes could be adverse to our interests as the holder of the Membership Interests, and the holders of the CLO Notes will have no obligation to consider any possible adverse effect on such other interests. See “— The holders of certain of the CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
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
Risks Relating to COVID-19 and General Market Conditions
The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
Throughout much of 2020 and 2021, the COVID-19 pandemic has delivered a shock to the global economy. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations, including as a result of supply chain disruptions and decreased consumer demand, and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta and Omicron variants or other variants that might arise, which are highly uncertain and cannot be predicted.
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

The Federal Reserve Board raised the federal funds rate from 2015 to 2018, but cut the rate to near zero by the end of 2020 in response to the COVID-19 outbreak. The Federal Reserve Board has recently indicated that it may raise the federal funds rate in the near future. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board as described above in “— The majority of our portfolio investments are recorded at fair value as determined in good faith by the Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”
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
For a description of zero-coupon or deferred interest bonds, see “— Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.”
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
Significant U.S. federal tax reform legislation was enacted in 2017, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this legislation on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
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
We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. On January 31, 2020, the U.K. ended its membership in the European Union (commonly referred to as “Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the U.K. and the EU (the “EU Withdrawal Agreement”), the UK’s departure from the EU was followed by a transition period (the “Transition Period”), which ran until December 31, 2020. On December 31, 2021, the U.K. and the EU signed the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the EU’s and UK’s relationship post Brexit. However, under the TCA, many aspects of the EU-UK relationship remain subject to further negotiation. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.
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
The Company and Bain Capital Credit may be subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are examples of such laws, and Bain Capital Credit anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on Bain Capital Credit and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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
Holders
As of February 11, 2022, there were approximately 113 holders of record of our common stock.
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
Performance Graph
The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2021. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
11/15/2018
11/30/2018
12/31/2018
1/31/2019
2/28/2019
3/29/2019
4/30/2019
5/31/2019
6/28/2019
7/31/2019
8/30/2019
9/30/2019
10/31/2019
11/29/2019
12/31/2019
1/31/2020
2/28/2020
3/31/2020
4/30/2020
5/29/2020
6/30/2020
7/31/2020
8/31/2020
9/30/2020
10/30/2020
11/30/2020
12/31/2020
1/29/2021
2/26/2021
3/31/2021
4/30/2021
5/28/2021
6/30/2021
7/30/2021
8/31/2021
9/30/2021
10/29/2021
11/30/2021
12/31/2021
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

SENIOR SECURITIES
Information about our senior securities is shown in the following table as of the dates indicated in the table below which is derived from our consolidated financial statements and related notes. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2021, is included elsewhere in this annual report on Form 10-K.
Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Facilities
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2021	$365.7	$6,920.2	—	N/A
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2021	$352.5	$7,179.3	—	N/A
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2021	$112.5	$22,495.2	—	N/A
December 31, 2020	$150.0	$16,890.1	—	N/A
March 2026 Notes
December 31, 2021	$300.0	$8,435.7	—	N/A
October 2026 Notes
December 31, 2021	$300.0	$8,435.7	—	N/A
Total Senior Securities
December 31, 2021	$1,430.7	$1,768.9	—	N/A
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

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

Item 6. Selected Consolidated Financial Data
The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The following selected consolidated financial data as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):
	As of and for the Year Ended December 31, 2021	As of and for the Year Ended December 31, 2020	As of and for the Year Ended December 31, 2019	As of and for the Year Ended December 31, 2018	As of and for the Year Ended December 31, 2017
Consolidated Statements of operations data:
Total investment income	$197,394	$194,460	$197,945	$99,294	$24,605
Total expenses, net of waivers	109,522	108,397	113,078	43,364	10,396
Net investment income (loss) before taxes	87,872	86,063	84,867	55,930	14,209
Excise tax expense	134	232	—	—	5
Net investment income (loss) after taxes	87,738	85,831	84,867	55,930	14,204
Net realized and unrealized gain (loss)	32,069	(77,553)	13,218	(29,285)	5,096
Net increase in net assets resulting from operations	$119,807	$8,278	$98,085	$26,645	$19,300
Per share data:
Net investment income (loss)	$1.36	$1.46	$1.64	$1.45	$0.73
Net increase in net assets resulting from operations	$1.86	$0.14	$1.90	$0.69	$0.99
Distributions declared(1)	$1.36	$1.43	$1.64	$1.52	$0.70
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$2,571,193	$2,603,492	$2,645,554	$1,791,014	$988,251
Total investments, at fair value	2,289,105	2,484,488	2,527,055	1,727,806	831,578
Total liabilities	1,471,187	1,535,488	1,627,154	789,385	481,288
Total debt, net of unamortized debt issuance costs	1,414,982	1,458,360	1,574,635	634,925	451,000
Total net assets	1,100,006	1,068,004	1,018,400	1,001,629	506,963

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
Overview
Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through December 31, 2021, we have invested approximately $5,019.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.
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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2021 and December 31, 2020, 97.8% and 99.2%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
Expenses
Our primary operating expenses include the payment of fees to our Advisor under the Amended Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:
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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.
Leverage
We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2021, the Company’s asset coverage was 177%.
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
As of December 31, 2021, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all financial covenants within its credit facilities as of December 31, 2021. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increase the risk of breaching the relevant covenants and requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital. The effects of the COVID-19 pandemic may also cause the Company to limit distributions.

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
Portfolio and Investment Activity
During the year ended December 31, 2021, we invested $1,185.3 million, including PIK, in 68 portfolio companies, and had $1,431.4 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $246.1 million for the year.
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
The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021 (dollars in thousands):
	As of December 31, 2021
		Percentage of Total Portfolio		Percentage of Total Portfolio	Weighted Average Yield (1) at
	Amortized Cost		Fair Value		Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%	7.3%	7.4%
Equity Interest	156,399	6.8	151,844	6.6	7.9	9.7
Subordinated Note Investment Vehicles (2)	125,437	5.5	125,437	5.5	9.0	9.0
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2	9.8	9.9
Preferred Equity	42,452	1.8	53,991	2.4	10.0	9.5
Equity Interest in Investment Vehicles (2)	39,596	1.7	44,444	1.9	8.4	7.5
Subordinated Debt	19,635	0.8	20,027	0.9	11.4	11.2
Warrants	2	0.0	126	0.0	N/A	N/A
Total	$2,311,384	100.0%	$2,289,105	100.0%	7.6%	7.8%

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

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:
As of December 31, 2021
Number of portfolio companies	106
Percentage of debt bearing a floating rate (1)	97.8%
Percentage of debt bearing a fixed rate (1)	2.2%

(1)
Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2020:
As of December 31, 2020
Number of portfolio companies	105
Percentage of debt bearing a floating rate (1)	99.2%
Percentage of debt bearing a fixed rate (1)	0.8%

(1)
Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2021 (dollars in thousands):
	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,311,384	100.0%	$2,289,105	100.0%
Total	$2,311,384	100.0%	$2,289,105	100.0%
The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2020 (dollars in thousands):

	As of December 31, 2020
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,517,782	99.8%	$2,479,794	99.8%
Non-accrual	4,957	0.2	4,694	0.2
Total	$2,522,739	100.0%	$2,484,488	100.0%
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, there were no loans placed on non-accrual in the Company’s portfolio. This is compared to one loan on non-accrual as of December 31, 2020, comprising 0.2% of the Company’s portfolio, based on fair value.
The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents, and foreign cash as of December 31, 2021 (dollars in thousands):
	As of December 31, 2021
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$87,443	3.5%	$87,443	3.5%
Foreign cash	30,877	1.2	29,979	1.2
Restricted cash and cash equivalents	86,159	3.4	86,159	3.5
First Lien Senior Secured Loans	1,807,805	71.9	1,774,675	71.2
Equity Interest	156,399	6.1	151,844	6.1
Subordinated Note Investment Vehicles (1)	125,437	5.0	125,437	5.0
Second Lien Senior Secured Loans	120,058	4.8	118,561	4.7
Preferred Equity	42,452	1.7	53,991	2.2
Equity Interest Investment Vehicles (1)	39,596	1.6	44,444	1.8
Subordinated Debt	19,635	0.8	20,027	0.8
Warrants	2	0.0	126	0.0
Total	$2,515,863	100.0%	$2,492,686	100.0%

(1)
Represents debt and equity investment in ISLP.

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
The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments) (dollars in thousands):
	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging, & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2

	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):
	As of December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	0.0	—	0.0

	As of December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
Total	$2,289,105	100.0%	106	100.0%

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2020 (dollars in thousands):
	As of December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$42,942	1.7%	3	2.9%
2	2,121,057	85.4	87	82.8
3	315,383	12.7	14	13.3
4	5,106	0.2	1	1.0
Total	$2,484,488	100.0%	105	100.0%

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
Selected Statements of Operations Information
Below are selected statements of operations information for ABCS for the year ended December 31, 2019:
For the Year Ended 2019 (1)
December 31,
Interest income	$53,494
Fee income	217
Total revenues	53,711
Credit facility expenses	22,008
Other fees and expenses	6,661
Total expenses	28,669
Net investment income	25,042
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase in members’ capital from operations	$25,042

(1)
The ABCS distribution was effective April 30, 2019.

International Senior Loan Program, LLC
On February 9, 2021, the Company and certain entities and managed accounts of Pantheon Ventures (US) LP (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million.
As of December 31, 2021, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $189.5 million. The Company has contributed $165.7 million in capital and has $23.8 million in unfunded capital contributions. As of December 31, 2021, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $78.9 million. Pantheon has contributed $69.8 million in capital and has $9.1 million in unfunded capital contributions.
In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $570.0 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.
The Company has determined that ISLP is an investment company under ASC, Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures the fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.
As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.
Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.
Below is a summary of ISLP’s portfolio at fair value:
As of
December 31, 2021
Total investments	$501,545
Weighted average yield on investments	6.5%
Number of borrowers in ISLP	27
Largest portfolio company investment	$40,071
Total of five largest portfolio company investments	$171,291
Unfunded commitments	$105
Below is a listing of ISLP’s individual investments as of December 31, 2021:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of December 31, 2021
(in thousands)
Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
								Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
								Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
								Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
								Services: Consumer Total	16,045	14,827	23.8%
								Australian Dollar Total	49,087	46,342	74.4%
British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026	£	963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024	£	12,013	16,916	16,255
								Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025	£	5,602	7,711	7,581
								High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023	£	8,734	12,255	11,782
								Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/27/2024	£	7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028	£	21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028	£	12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028	£	12,395	16,619	16,689
								Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026	£	4,979	6,732	5,929
								Services: Consumer Total	6,732	5,929	9.5%
								British Pounds Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
								Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
								Retail Total	14,752	14,288	22.9%
								Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
								High Tech Industries Total	9,231	8,628	13.9%
								Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028	€	21,335	24,521	24,257
								FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€	12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€	22,244	26,830	25,291
								Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026	€	3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028	€	35,000	40,944	39,795
								Media: Diversified & Production Total	45,638	44,183	71.0%
	Services:Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028	€	10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026	€	21,000	25,038	23,877
								Services: Business Total	36,425	35,314	56.7%
								European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
								High Tech Industries Total	8,651	8,310	13.3%
								Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	$	14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$	9,653	9,560	9,653
								Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$	23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026	$	14,779	14,709	14,733
								Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	10/31/2025	$	4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$	34,367	34,367	34,367

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027	$	14,701	14,701	14,701
								High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028	$	21,000	20,790	21,000
								Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028	$	23,423	23,198	23,423
								Services: Business Total	23,198	23,423	37.6%
								U.S. Dollars Total	160,270	160,822	258.3%
								Total	512,712	501,545	805.5%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
AUSTRALIAN DOLLARS 189	EURO 121	Morgan Stanley	1/21/2022	—
AUSTRALIAN DOLLARS 731	US DOLLARS 532	Morgan Stanley	1/21/2022	—
EURO 2,038	AUSTRALIAN DOLLARS 3,166	Morgan Stanley	1/21/2022	16
EURO 683	CANADIAN DOLLARS 982	Standard Chartered Bank	1/21/2022	(2)
EURO 892	DANISH KRONE 6,643	Standard Chartered Bank	1/21/2022	(1)
EURO 8,236	BRITISH POUNDS 6959	Morgan Stanley	1/21/2022	(57)
EURO 884	NORWEGIAN KRONE 8,626	Standard Chartered Bank	1/21/2022	27
EURO 15,594	US DOLLARS 18,205	Standard Chartered Bank	1/21/2022	(477)
EURO 5,379	US DOLLARS 6,110	Standard Chartered Bank	1/21/2022	5
US DOLLARS 9,207	AUSTRALIAN DOLLARS 12,254	Morgan Stanley	1/21/2022	299
US DOLLARS 3,087	CANADIAN DOLLARS 3,803	Standard Chartered Bank	1/21/2022	75
US DOLLARS 4,033	DANISH KRONE 25,714	Standard Chartered Bank	1/21/2022	102
US DOLLARS 33,462	EURO 28,674	Morgan Stanley	1/21/2022	863
US DOLLARS 5,022	EURO 4,420	Goldman Sachs	1/21/2022	(3)
US DOLLARS 948	EURO 840	Morgan Stanley	1/21/2022	(7)
US DOLLARS 609	EURO 540	Morgan Stanley	1/21/2022	(5)
US DOLLARS 37,224	BRITISH POUNDS 26,939	Goldman Sachs	1/21/2022	756
US DOLLARS 3,993	NORWEGIAN KRONE 33,392	Standard Chartered Bank	1/21/2022	209
				1,800

Below is the financial information for ISLP:
Selected Balance Sheet Information
As of
December 31, 2021
Investments at fair value (cost - $512,712)	$501,545
Cash	6,830
Foreign cash	3,937
Deferred financing costs	1,981
Other assets	7,347
Total assets	$521,640
Debt	$272,133
Subordinated notes payable to members	176,336
Dividend payable	1,150
Unrealized depreciation on forward currency exchange contracts	61
Other payables	9,693
Total liabilities	$459,373
Members’ equity	62,267
Total liabilities and members’ equity	$521,640
Selected Statement of Operations Information
For the Year Ended December 31,
2021
Investment Income
Interest Income	$21,970
Other	—
Total investment income	21,970
Expenses
Interest and debt financing expenses	4,926
Interest expense on members subordinated notes	11,467
General and administrative expenses	1,724
Total expenses	18,117
Net investment income	3,853
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(1,655)
Net realized gain (loss) on foreign currency transactions	3,898
Net realized gain (loss) on foreign currency of debt	2,466
Net realized gain (loss) on forward contracts	1,344
Net change in unrealized appreciation on foreign currency	(240)
Net change in unrealized appreciation from foreign currency translation of debt	6,481
Net change in unrealized appreciation from foreign currency translation of Subordinated Notes	2,050

For the Year Ended December 31,
2021
Net change in unrealized appreciation (depreciation) on forward contracts	1,800
Net change in unrealized appreciation (depreciation) on investments	(11,167)
Net gain (loss) on investments	4,977
Net increase (decrease) in members’ equity resulting from operations	$8,830

Results of Operations
Our operating results for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Total investment income	$197,394	$194,460	$197,945
Total expenses, net of fee waivers	109,522	108,397	113,078
Net investment income before taxes	87,872	86,063	84,867
Less Income taxes, including excise tax	134	232	—
Net investment income	87,738	85,831	84,867
Net realized gain (loss)	(10,902)	(27,222)	7,785
Net unrealized appreciation (depreciation)	42,971	(50,331)	5,433
Net increase in net assets resulting from operations	$119,807	$8,278	$98,085
Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.
Investment Income
The composition of our investment income for the years ended December 31, 2021, 2020 and 2019 was as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Interest income	$167,343	$174,197	$179,917
Dividend income	13,115	9,324	16,741
PIK income	10,763	8,778	478
Other income	6,173	2,161	809
Total investment income	$197,394	$194,460	$197,945
Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $167.3 million for the year ended December 31, 2021 from $174.2 million for the year ended December 31, 2020, primarily due to the formation of the International Senior Loan Program, LLC (“ISLP”) joint venture. Our investment portfolio at amortized cost decreased to $2,311.4 million from $2,522.7 million for the years ended December 31, 2021 and 2020, respectively. Dividend income increased to $13.1 million for the year ended December 31, 2021 from $9.3 million for the year ended December 31, 2020, primarily due to the formation of the ISLP joint venture and our investment in Gale Aviation (Offshore) Co.. PIK income increased to $10.8 million for the year ended December 31, 2021 from $8.8 million for the year ended December 31, 2020, primarily due to the Company’s investment in Direct Travel, Inc. As of December 31,

2021, the weighted average yield of our investment portfolio increased to 7.6% from 7.3% as of December 31, 2020, at amortized cost. Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $174.2 million for the year ended December 31, 2020 from $179.9 million for the year ended December 31, 2019. Our investment portfolio at amortized cost decreased slightly to $2,522.7 million from $2,537.3 million for the years ended December 31, 2020 and 2019, respectively. Dividend income decreased to $9.3 million for the year ended December 31, 2020 from $16.7 million for the year ended December 31, 2019, primarily due to the closing of the ABCS distribution transaction on April 30, 2019. As of December 31, 2020, the weighted average yield of our investment portfolio decreased to 7.3% from 7.8% as of December 31, 2019, at amortized cost.
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Interest and debt financing expenses	$51,345	$63,309	$66,330
Base management fee	34,888	35,215	32,702
Incentive fee	24,028	4,473	17,418
Professional fees	2,854	2,626	2,297
Directors fees	725	726	546
Other general and administrative expenses	5,038	5,398	4,772
Total expenses, before fee waivers	$118,878	$111,747	$124,065
Base management fee waiver	(4,837)	(2,676)	(8,242)
Incentive fee waiver	(4,519)	(674)	(2,745)
Total expenses, net of fee waivers	$109,522	$108,397	$113,078
Interest and Debt Financing Expenses
Interest and debt financing expenses on our borrowings totaled approximately $51.3 million and $63.3 million for the years ended December 31, 2021 and 2020, respectively. Interest and debt financing expense for the year ended December 31, 2021 as compared to December 31, 2020, decreased primarily due to decrease in the average principal debt balance outstanding between periods from $1.6 billion to $1.4 billion and a decrease in the average interest rate from 3.6% to 3.1%. On December 24, 2021, the Company entered into a new senior secured revolving credit agreement with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., the Sumitomo Credit Agreement.
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
The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.1% and 3.6% as of December 31, 2021 and 2020, respectively.
Management Fees
Management fee (net of waivers) decreased to $30.1 million for the year ended December 31, 2021 from $32.5 million for the year ended December 31, 2020. Management fees decreased to $34.9 million for the year ended December 31, 2021 from $35.2 million for the year ended December 31, 2020, primarily due to a decrease in total assets throughout the year ended December 31, 2021 compared to the year ended December 31, 2020. Management fees waived for the years ended December 31, 2021 and 2020, were

$4.8 million and $2.7 million, respectively. The increase in management fees waived during the year ended December 31, 2021 compared to December 31, 2020, was due to the Company’s voluntary fee waiver.
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
Incentive Fees
Incentive fee (net of waivers) increased to $19.5 million for the year ended December 31, 2021 from $3.8 million for the year ended December 31, 2020, primarily due to the Incentive Fee Cap throughout the year ended December 31, 2020. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $4.5 million for the year ended December 31, 2021 and $0.7 million for the year ended December 31, 2020. For the year ended December 31, 2021 there were no incentive fees related to the GAAP Incentive Fee.
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
Professional Fees and Other General and Administrative Expenses
Professional fees and other general and administrative expenses decreased to $8.6 million for the year ended December 31, 2021 from $8.8 million for the year ended December 31, 2020, due to a decrease in costs associated with servicing our investment portfolio and debt issuance costs related to our March 2026 Notes and October 2026 Notes offering that are deferred and amortized.
Professional fees and other general and administrative expenses increased to $8.8 million for the year ended December 31, 2020 from $7.6 million for the year ended December 31, 2019, due to an increase in costs associated with servicing our investment portfolio and legal fees.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Net realized gains on investments	$31,274	$1,518	$2,682
Net realized losses on investments	(10,048)	(35,342)	(5,904)
Net realized gains on foreign currency transactions	632	647	119
Net realized losses on foreign currency transactions	(4,128)	(517)	(155)
Net realized gains on forward currency exchange contracts	40	6,545	11,043
Net realized losses on forward currency exchange contracts	(23,813)	(73)	—
Net realized loss on extinguishment of debt	(4,859)	—	—
Net realized gains (losses)	$(10,902)	$(27,222)	$7,785
Net change in unrealized gains on investments	$65,152	$54,050	$47,990
Net change in unrealized losses on investments	(49,180)	(82,093)	(32,887)
Net change in unrealized gains (losses) on investments	15,972	(28,043)	15,103
Unrealized appreciation (depreciation) on foreign currency translation	(936)	108	(130)
Unrealized appreciation (depreciation) on forward currency exchange contracts	27,935	(22,396)	(9,540)
Net change in unrealized gains (losses) on foreign currency and forward currency exchange contracts	26,999	(22,288)	(9,670)
Net change in unrealized gains (losses)	$42,971	$(50,331)	$5,433
For the years ended December 31, 2021, 2020 and 2019, we had net realized gains (losses) on investments of $21.2 million, ($33.8) million and $(3.2) million, respectively. For the years ended December 31, 2021, 2020 and 2019, we had net realized gains (losses) on foreign currency transactions of $(3.5) million, $0.1 million and $0.0 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we had net realized gains (losses) on forward currency contracts of $(23.8) million, $6.5 million and $11.0 million, respectively, primarily as a result of settling GBP, AUD, and EUR forward contracts.
For the year ended December 31, 2021, we had $65.2 million in unrealized appreciation on 73 portfolio company investments, which was offset by $49.2 million in unrealized depreciation on 64 portfolio company investments. Unrealized appreciation for the year ended December 31, 2021 resulted from an increase in fair value, primarily due to positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to widening spread environment and negative valuation adjustments.
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
For the years ended December 31, 2021, 2020 and 2019, we had unrealized appreciation (depreciation) on forward currency exchange contracts of $27.9 million, ($22.4) million and ($9.5) million, respectively. For the year ended December 31, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR and GBP forward contracts. For the year ended December 31, 2020, unrealized depreciation on forward currency exchange contracts was due to CAD, EUR, GBP, DKK, NOK and AUD forward contracts.

For the year ended December 31, 2019, unrealized appreciation on forward currency exchange contracts was due to EUR, GBP, DKK, NOK and AUD forward contracts.
The following table summarizes the impact of foreign currency for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):
	For the Year ended December 31,
	2021	2020	2019
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(16,764)	$16,926	$2,760
Net realized gain on investments due to foreign currency	13,945	1,053	91
Net change in unrealized appreciation (depreciation) on foreign currency translation	(936)	108	(130)
Net realized gain (loss) on foreign currency transactions	(3,496)	130	(36)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	27,935	(22,396)	(9,540)
Net realized gain (loss) on forward currency exchange contracts	(23,773)	6,472	11,043
Foreign currency impact to net increase in net assets resulting from operations	$(3,089)	$2,293	$4,188
Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $(7.3) million, $18.2 million and $2.7 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2021, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $4.2 million, ($15.9) million and $1.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.1) million, $2.3 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2021, 2020 and 2019, the net increase in net assets resulting from operations was $119.8 million, $8.3 million and $98.1 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2021, 2020 and 2019, our per share net increase in net assets resulting from operations was $1.86, $0.14, and $1.90, respectively.
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
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2021 and 2020, our asset coverage ratio was 177% and 173%, respectively.
At December 31, 2021 and December 31, 2020, we had $203.6 million and $81.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2021, we had approximately $300.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2020, we had approximately $167.2 million of availability on our BCSF Revolving Credit Facility, $156.7 million of availability on our JPM Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.
For the year ended December 31, 2021, cash, foreign cash, restricted cash, and cash equivalents increased by $121.9 million. During the year ended December 31, 2021, we provided $267.7 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $1,399.2 million and a net increase in net assets resulting from operations of $119.8 million, offset by the purchase of investments of $1,117.3 million, net realized gains from investments of $21.2 million, and the net change in unrealized appreciation on investments of $16.0 million. During the year ended December 31, 2021, we used $140.8 million for financing activities, primarily on borrowings on our debt from BCSF Revolving Credit Facility, JPM Credit Facility, Revolving Advisor Loan, the issuance of the March 2026 Notes, and the issuance of the October 2026 Notes of $1,425.1 million, offset by repayments on our debt of $1,461.8 million, distributions paid during the period of $87.8 million, and payments of our debt issuance costs of $16.2 million.
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
During the year ended December 31, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2019, we issued 167,674.81 shares of our common stock to investors who have opted into our dividend reinvestment plan.
On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2021, there have been no repurchases of common stock.

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
Debt
Debt consisted of the following as of December 31, 2021, and December 31, 2020 (dollars in thousands):
	As of December 31, 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$—	$—	$—	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,178	365,700	365,700	364,006
JPM Credit Facility	—	—	—	450,000	293,283	293,283
2019-1 Debt	352,500	352,500	350,969	398,750	398,750	396,265
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,133	150,000	150,000	147,032
March 2026 Notes	300,000	300,000	295,260	—	—	—
October 2026 Notes	300,000	300,000	293,442	—	—	—
Sumitomo Credit Facility	300,000	—	—	—	—	—
Total Debt	$1,818,200	$1,430,700	$1,414,982	$1,839,450	$1,465,507	$1,458,360

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
On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the March 2026 Notes were used to repay the total outstanding debt.
Borrowings under the BCSF Revolving Credit Facility bore interest at LIBOR plus a margin. For the year ended December 31, 2020, and for the period from January 1, 2021 through March 11, 2021, the BCSF Revolving Credit Facility accrued interest expense at a rate of LIBOR plus 3.00%. The Company paid an unused commitment fee of 30 basis points (0.30%) per annum.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$510	$14,929	$17,566
Unused facility fee	118	365	456
Amortization of deferred financing costs and upfront commitment fees	—	1,127	1,067
Total interest and debt financing expenses	$628	$16,421	$19,089
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
The CLO Transaction was executed through a private placement of the following 2018-1 Notes (dollars in thousands):
2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2021
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.68%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.93%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.28%
Class B	29,300	3.00% + 3 Month LIBOR	3.13%
Class C	30,400	4.00% + 3 Month LIBOR	4.13%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$451,150
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
As of December 31, 2021, there were 51 first lien and second lien senior secured loans with a total fair value of approximately $422.1 million and cash of $23.5 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.
Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.5 million and $1.7 million as of December 31, 2021 and December 31, 2020, respectively.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$8,026	$10,820	$16,226
Amortization of debt issuance costs and upfront commitment fees	174	174	174
Total interest and debt financing expenses	$8,200	$10,994	$16,400
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
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$—	$4,104
Unused facility fee	—	—	357
Amortization of deferred financing costs and upfront commitment fees	—	—	124
Total interest and debt financing expenses	$—	$—	$4,585
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
On December 27, 2021, the JPM Credit Facility was terminated.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$4,290	$13,961	$19,679
Unused facility fee	5,097	310	464
Amortization of deferred financing costs and upfront commitment fees	1,058	467	53
Total interest and debt financing expenses	$10,445	$14,738	$20,196
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
On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.
The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt (dollars in thousands):
2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2021
Class A-1-R	$282,500	1.50% + 3 Month LIBOR	1.62%
Class A-2-R	55,000	2.00% + 3 Month LIBOR	2.12%
Class B-R	15,000	2.60% + 3 Month LIBOR	2.72%

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2021
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$454,750

The Loans and Class A-1R, A-2R, and B-R Notes are included in the consolidated financial statements of the Company. The $32.5 million of the Class B-R Notes, $25.0 million of the Class C-R Notes and Membership Interests retained by the Company are eliminated in consolidation.
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
As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.
Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.5 million as of December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands)::
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$9,663	$13,071	$5,981
Amortization of debt issuance costs and upfront commitment fees	183	230	79
Total interest and debt financing expenses	$9,846	$13,301	$6,060

Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2021, there were no borrowings under the Revolving Advisor Loan.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$58	$—
Total interest and debt financing expenses	$—	$58	$—
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
The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$112,500	$150,000	$—
Unamortized debt issuance cost	(822)	(1,785)	—
Original issue discount, net of accretion	(545)	(1,183)	—
Carrying value of 2023 Notes	$111,133	$147,032	$—
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$11,146	$7,120	$—
Amortization of debt issuance cost	615	406	—
Accretion of original issue discount	408	271	—
Total interest and debt financing expenses	$12,169	$7,797	$—

March 2026 Notes
On March 10, 2021, the Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.950% notes due 2026 (the “March 2026 Notes”).
The March 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2026 Notes bear interest at a rate of 2.950% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The net proceeds to the Company were approximately $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million and offering expenses of $1.3 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the March 2026 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$300,000	$—	$—
Unamortized debt issuance cost	(2,719)	—	—
Original issue discount, net of accretion	(2,021)	—	—
Carrying value of March 2026 Notes	$295,260	$—	$—
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the March 2026 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$7,154	$—	$—
Amortization of debt issuance cost	525	—	—
Accretion of original issue discount	391	—	—
Total interest and debt financing expenses	$8,070	$—	$—
October 2026 Notes
On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.550% notes due 2026 (the “October 2026 Notes,” and together with the March 2026 Notes, the “2026 Notes”).
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
The net proceeds to the Company were approximately $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million and offering expenses of $0.7 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the October 2026 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$300,000	$—	$—
Unamortized debt issuance cost	(3,495)	—	—
Original issue discount, net of accretion	(3,063)	—	—
Carrying value of October 2026 Notes	$293,442	$—	$—
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the October 2026 Notes were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$1,658	$—	$—
Amortization of debt issuance cost	158	—	—
Accretion of original issue discount	138	—	—
Total interest and debt financing expenses	$1,954	$—	$—
Sumitomo Credit Facility
On December 24, 2021, the Company entered into a senior secured revolving credit agreement (the “Sumitomo Credit Agreement” or the “Sumitomo Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. The Credit Agreement is effective as of December 24, 2021.
The facility amount under the Sumitomo Credit Agreement is $300.0 million with an accordion provision to permit increases to the total facility amount up to $1.0 billion. Proceeds of the loans under the Sumitomo Credit Agreement may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Sumitomo Credit Agreement. The maturity date is December 24, 2026.
Interest under the Sumitomo Credit Agreement for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at an “alternate base rate” (which is the greater of zero and the highest of (a) the prime rate as published in the print edition of The Wall Street Journal, Money Rates Section, (b) the federal funds effective rate plus 0.5% and (c) the one-month Eurocurrency rate plus 1% per annum) plus 0.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, the alternate base rate plus 0.875% per annum; (ii) loans for which the Company elects the Eurocurrency option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.875% per annum; and (iii) loans for which the Company elects the risk-free-rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.8693% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.9943% per annum. The Company pays a used commitment fee of 37.5 basis points (0.375%) on the average daily unused amount of the dollar commitment.
The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Sumitomo Credit Facility were as follows (dollars in thousands):
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$—	$—
Unused facility fee	25	—	—
Amortization of deferred financing costs and upfront commitment fees	8	—	—
Total interest and debt financing expenses	$33	$—	$—
Distribution Policy
The following table summarizes distributions declared during the years ended December 31, 2021, 2020, and 2019:
Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
Total distributions declared			$4.43	$259,469
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
As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):
	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L - First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,433
Captain D’s LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190

	Expiration Date (1)	Unfunded Commitments (2)
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	215
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	675
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/22/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,803
New Look Vision Group - Revolver	5/26/2026	1,700
Omni Intermediate R/C - Revolver	11/30/2026	549
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/30/2027	870
Opus2 - Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited - Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility - Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	1,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	3,240
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2027	3,026
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,646

	Expiration Date (1)	Unfunded Commitments (2)
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,478
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$234,031

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. - Revolver	4/30/2026	$74
A&R Logistics, Inc. - Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	488
Amspec Services, Inc. - Revolver	7/2/2024	5,667
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
AP Plastics Group, LLC - Revolver	8/2/2021	5,667
Appriss Holdings, Inc. - Revolver	5/30/2025	4,711
Aramsco, Inc. - Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation - Revolver	7/6/2022	4,250
Captain D’s LLC - Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	4,428
CMI Marketing Inc - Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Datix Bidco Limited - Revolver	10/28/2024	1,328
Direct Travel, Inc. - Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp - Revolver	3/15/2022	1,099
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	1,275
Element Buyer, Inc. - Revolver	7/19/2024	3,967

	Expiration Date (1)	Unfunded Commitments (2)
FFI Holdings I Corp - Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp - Revolver	1/24/2025	3,938
Fineline Technologies, Inc. - Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	513
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	3,400
JHCC Holdings, LLC - Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC - Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	681
MRI Software LLC - Delayed Draw	2/10/2026	731
MRI Software LLC - Revolver	2/10/2026	1,782
Profile Products LLC - Revolver	12/20/2024	3,003
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Solaray, LLC - Revolver	9/9/2022	5,327
TA/WEG Holdings - Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. - Revolver	12/23/2025	1,055
Thrasio - Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	8,900
V Global - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,612
Whitcraft LLC - Revolver	4/3/2023	1,812
WU Holdco, Inc. - Revolver	3/26/2025	3,043
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

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
Contractual Obligations
We have entered into the Amended Advisory Agreement with our Advisor (which supersedes the Prior Investment Advisory Agreement dated November 14, 2018 we had previously entered into). Our Advisor has agreed to serve as our investment adviser in accordance with the terms of the Amended Advisory

Agreement. Under the Amended Advisory Agreement, we have agreed to pay an annual base management fee as well as an incentive fee based on our investment performance.
On November 28, 2018, our Board, including a majority of our Independent Directors, approved the Amended Advisory Agreement. On February 1, 2019 the Company’s stockholders approved the Amended Advisory Agreement. Pursuant to this Agreement, effective February 1, 2019, the base management fee of 1.5% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will continue to apply to assets held at an asset coverage ratio of 200%, but a lower base management fee of 1.0% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) will apply to any amount of assets attributable to leverage decreasing the Company’s asset coverage ratio below 200%. The Amended Advisory Agreement incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.
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
A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2021 are as follows (dollars in thousands):
	Payments Due by Period
	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
2018-1 Notes	$365,700	$—	$—	$—	$365,700
2019-1 Debt	352,500	—	—	—	352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	—	—	—	—	—
Total Debt Obligations	$1,430,700	$—	$112,500	$600,000	$718,200
Subsequent Events
On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP must be approved by representatives of the Company and Amberstone.
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
Assuming that the statement of financial condition as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):
Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(729)	$(1,502)	$773
Up 100 basis points	7,556	7,182	374
Up 200 basis points	28,935	14,364	14,571
Up 300 basis points	50,477	21,546	28,931
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, 2018, 2017, and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2018, 2017 and 2016 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the six years in the period ended December 31, 2021, appearing on page 78 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Subordinated Debt, Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs Developed by Management
As described in Notes 2 and 4 to the consolidated financial statements, $1,945 million of the Company’s $2,289 million total investments at fair value as of December 31, 2021 represent Level 3 portfolio investments for which significant unobservable inputs were developed by management. For $1,589 million of those Level 3 investments in loans, subordinated debt, preferred equity, and equity interests, the fair values were determined by management using the income approach. With respect to unquoted portfolio investments, management values each investment considering, among other measures, discounted cash flow models. Management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of certain Level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests for which significant unobservable inputs were developed by management is a critical audit matter are the significant judgment by management to determine the fair value of these investments which included the development and use of significant unobservable inputs related to the comparative yields and discount rates; this in turn led to a high degree of auditor subjectivity, judgment and effort in performing procedures to evaluate the audit evidence obtained related to the valuation, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain Level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests for which a significant unobservable input was developed by management, including controls over the Company’s methods, data, comparative yields, and discount rates. These procedures also included, among others, testing management’s process for determining the fair value of the investments, which included evaluating the appropriateness of management’s discounted cash flow models, testing the data used in the models and provided by management, and evaluating the reasonableness of the comparative yields and discount rates used in the models. Evaluating the reasonableness of management’s comparative yields and discount rates involved evaluating whether the comparative yields and discount rates used by management considered (i) company specific information, (ii) market information and (iii) subordination of the debt for investments in loans. Professionals with specialized skill and knowledge were used to assist in developing an independent fair value range for certain investments and comparison of management’s estimate to each of the independently developed fair value ranges. Developing the independent fair value range involved testing the data used in the models and developing significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate for a portion of the level 3 investments. For investments where management’s process for determining the fair value was tested, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of comparative yields and discount rates used by management for certain investments.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2022
We have served as the Company’s auditor since 2016.

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	As of December 31,
	2021	2020
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,921,970 and $2,281,809, respectively)	$1,901,054	$2,261,461
Non-controlled/affiliate investment (amortized cost of $100,888 and $93,089, respectively)	113,290	92,915
Controlled affiliate investment (amortized cost of $288,526 and $147,841, respectively)	274,761	130,112
Cash and cash equivalents	87,443	53,704
Foreign cash (cost of $30,877 and $976, respectively)	29,979	972
Restricted cash and cash equivalents	86,159	27,026
Collateral on forward currency exchange contracts	2,815	4,934
Deferred financing costs	2,178	3,131
Interest receivable on investments	19,269	15,720
Receivable for sales and paydowns of investments and other investment transactions	30,334	5,928
Prepaid Insurance	193	—
Unrealized appreciation on forward currency exchange contracts	5,321	—
Dividend receivable	18,397	7,589
Total Assets	$2,571,193	$2,603,492
Liabilities
Debt (net of unamortized debt issuance costs of $15,718 and $7,147, respectively)	$1,414,982	$1,458,360
Interest payable	7,058	8,223
Payable for investments purchased	7,594	10,991
Unrealized depreciation on forward currency exchange contracts	—	22,614
Base management fee payable	8,792	6,289
Incentive fee payable	4,727	3,799
Accounts payable and accrued expenses	6,083	3,261
Distributions payable	21,951	21,951
Total Liabilities	1,471,187	1,535,488
Commitments and Contingencies (See Note 10)
Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,166,453
Total distributable earnings (loss)	(68,443)	(98,514)
Total Net Assets	1,100,006	1,068,004
Total Liabilities and Total Net assets	$2,571,193	$2,603,492
Net asset value per share	$17.04	$16.54
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	For the Year Ended December 31
	2021	2020	2019
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$153,703	$170,914	$178,122
Dividend income	514	787	62
PIK income	4,475	7,272	464
Other income	6,173	1,955	805
Total investment income from non-controlled/non-affiliate investments	164,865	180,928	179,453
Investment income from non-controlled/affiliate investments:
Interest from investments	1,818	639	—
PIK income	5,622	1,227	—
Other income	—	202	—
Total investment income from non-controlled/affiliate investments	7,440	2,068	—
Investment income from controlled affiliate investments:
Interest from investments	11,822	2,644	1,795
Dividend income	12,601	8,537	16,679
PIK income	666	279	14
Other income	—	4	4
Total investment income from controlled affiliate investments	25,089	11,464	18,492
Total investment income	197,394	194,460	197,945
Expenses
Interest and debt financing expenses	51,345	63,309	66,330
Base management fee	34,888	35,215	32,702
Incentive fee	24,028	4,473	17,418
Professional fees	2,854	2,626	2,297
Directors fees	725	726	546
Other general and administrative expenses	5,038	5,398	4,772
Total expenses before fee waivers	118,878	111,747	124,065
Base management fee waiver	(4,837)	(2,676)	(8,242)
Incentive fee waiver	(4,519)	(674)	(2,745)
Total expenses, net of fee waivers	109,522	108,397	113,078
Net investment income before taxes	87,872	86,063	84,867
Excise tax expense	134	232	—
Net investment income	87,738	85,831	84,867
Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	25,084	(33,824)	(3,487)
Net realized gain (loss) on controlled affiliate investments	(3,858)	—	265
Net realized gain (loss) on foreign currency transactions	(3,496)	130	(36)
Net realized gain (loss) on forward currency exchange contracts	(23,773)	6,472	11,043
Net realized loss on extinguishment of debt	(4,859)	—	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(936)	108	(130)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	27,935	(22,396)	(9,540)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(568)	(6,744)	13,308
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	12,576	(174)	—
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	3,964	(21,125)	1,795
Total net gains (losses)	32,069	(77,553)	13,218
Net increase in net assets resulting from operations	$119,807	$8,278	$98,085
Basic and diluted net investment income per common share	$1.36	$1.46	$1.64
Basic and diluted increase in net assets resulting from operations per common share	$1.86	$0.14	$1.90
Basic and diluted weighted average common shares outstanding	64,562,265	58,670,518	51,603,415
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
	For the Year Ended December 31
	2021	2020	2019
Operations:
Net investment income	$87,738	$85,831	$84,867
Net realized gain (loss)	(10,902)	(27,222)	7,785
Net change in unrealized appreciation (depreciation)	42,971	(50,331)	5,433
Net increase (decrease) in net assets resulting from operations	119,807	8,278	98,085
Stockholder distributions:
Distributions from distributable earnings	(87,805)	(87,029)	(84,636)
Net decrease in net assets resulting from stockholder distributions	(87,805)	(87,029)	(84,636)
Capital share transactions:
Issuance of common stock, net	—	128,355	—
Reinvestment of stockholder distributions	—	—	3,322
Net increase in net assets resulting from capital share transactions	—	128,355	3,322
Total increase in net assets	32,002	49,604	16,771
Net assets at beginning of year	1,068,004	1,018,400	1,001,629
Net assets at end of year	$1,100,006	$1,068,004	$1,018,400
Net asset value per common share	$17.04	$16.54	$19.72
Common stock outstanding at end of period	64,562,265	64,562,265	51,649,812
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
	For the Year Ended December 31
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$119,807	8,278	98,085
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,177,339)	(516,234)	(1,413,662)
Proceeds from principal payments and sales of investments	1,399,163	538,494	1,069,492
Net realized (gain) loss from investments	(21,226)	33,824	3,222
Net realized loss on foreign currency transactions	3,496	(130)	36
Net realized loss on extinguishment of debt	4,859	—	—
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(27,935)	22,396	9,540
Net change in unrealized (appreciation) depreciation on investments	(15,972)	28,043	(15,103)
Net change in unrealized (appreciation) depreciation on foreign currency translation	936	(108)	130
Increase in investments due to PIK	(10,763)	(8,779)	(479)
Accretion of discounts and amortization of premiums	(5,674)	(5,905)	(4,476)
Amortization of deferred financing costs and debt issuance costs	5,731	2,675	1,497
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	2,119	(4,934)	4
Interest receivable on investments	(3,549)	6,762	(16,233)
Prepaid Insurance	(193)	—	1
Dividend receivable	(10,808)	(6,628)	7,748
Interest payable	(1,165)	(7,311)	10,699
Collateral payable on forward currency exchange contracts	—	(331)	331
Base management fee payable	2,503	(976)	4,315
Incentive fee payable	928	(714)	1,213
Accounts payable and accrued expenses	636	996	874
Net cash provided by (used in) operating activities	265,554	89,418	(242,766)
Cash flows from financing activities
Borrowings on debt	1,425,050	597,262	1,249,048
Repayments on debt	(1,461,826)	(710,802)	(884,529)
Payments of financing costs	—	(1,447)	(409)
Payments of offering costs	—	(3,545)	(1,820)
Payments of debt issuance costs	(14,053)	(3,648)	(2,795)
Proceeds from issuance of common stock	—	131,917	—
Stockholder distributions paid	(87,805)	(86,254)	(81,246)
Net cash (used in) provided by financing activities	(138,634)	(76,517)	278,249
Net increase in cash, foreign cash, restricted cash and cash equivalents	126,920	12,901	35,483
Effect of foreign currency exchange rates	(5,041)	(45)	92
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	81,702	68,846	33,271
Cash, foreign cash, restricted cash and cash equivalents, end of year	$203,581	$81,702	$68,846
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$46,780	$67,945	$54,134
Cash paid for excise taxes during the year	$237	$—	$—
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$317,077	$—	$—
Company investment into ISLP in exchange for investments sold	$128,970	$—	$—
Reinvestment of stockholder distributions	$—	$—	$3,322
Distribution to owner from ABCS JV	$—	$—	$346,329
	2021	2020	2019
Cash	$87,443	$53,704	$36,531
Restricted cash	86,159	27,026	31,505
Foreign cash	29,979	972	810
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$203,581	$81,702	$68,846
See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(In thousands)
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)	Second Lien Senior Secured Loan	L+ 8.25%	8.47%	10/9/2026	$6,540	6,494	5,821
		Forming & Machining Industries Inc.(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.47%	10/9/2025	$16,439	16,352	15,288
		GSP Holdings, LLC(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.75%	11/6/2024	$35,622	35,516	32,951
		GSP Holdings, LLC(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$1,602	1,573	1,261
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	913
		Kellstrom Commercial Aerospace, Inc.(18)(19)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/1/2025	$2,239	2,176	1,919
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$32,855	32,430	30,884
		Mach Acquisition R/C(2)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/18/2026	$—	(193)	(201)
		Mach Acquisition T/L(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	10/18/2026	$32,640	32,006	31,987
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	1,204
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,993
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	2/24/2025	$1,209	1,190	1,209
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,422	17,285	17,422
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(7)	(59)
		Whitcraft LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$39,775	39,594	38,482
		WP CPP Holdings, LLC.(12)(15)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,646	11,495
							Aerospace & Defense Total	$200,117	$192,569	17.5%
	Automotive	American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$4,913	4,842	4,913
		American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$15,114	14,793	15,114
		Cardo(6)(12)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$10,898	10,795	10,898
		CST Buyer Company(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(11)	—
		CST Buyer Company(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	$19,238	19,122	19,238
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	P+ 4.50%	7.75%	9/9/2025	$2,635	2,618	2,635
		JHCC Holdings, LLC(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	6.75%	9/9/2025	$894	863	894
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	9/9/2025	$5,782	5,776	5,782
		JHCC Holdings, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	9/9/2025	$29,081	28,799	29,081
							Automotive Total	$87,597	$88,555	8.1%
	Banking	Green Street Parent, LLC(3)(5)(17)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(29)	—
		Green Street Parent, LLC(12)(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	5.50%	8/27/2026	$14,190	13,988	14,190
		Green Street Parent, LLC(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.50%	8/27/2026	$4,500	4,411	4,500
							Banking Total	$18,370	$18,690	1.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
	Beverage, Food & Tobacco	NPC International, Inc.(19)(25)(27)	Equity Interest	—	—	—	564	843	228
							Beverage, Food & Tobacco Total	$843	$228	0.0%
	Capital Equipment	East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	1,065
		Electronics For Imaging, Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 9.00%	9.10%	7/23/2027	$12,070	11,460	11,285
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	—	—
		Jonathan Acquisition Company(19)(15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,821	8,000
		Tidel Engineering, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$38,155	38,155	38,155
		Tidel Engineering, L.P.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$6,337	6,274	6,336
							Capital Equipment Total	$65,129	$64,841	5.9%
	Chemicals, Plastics & Rubber	V Global Holdings LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$24,813	24,242	24,813
		V Global Holdings LLC(15)(19)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/22/2025	$2,050	1,893	2,050
							Chemicals, Plastics & Rubber Total	$26,135	$26,863	2.4%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$1,197	1,195	946
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$12,622	12,586	9,971
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	407
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,427
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,326
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	754
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,895	7,041
		ServiceMaster LP Interest Class B Preferred Units(14) (19)(25)	Equity Interest	—	—	—	—	327	353
		Service Master Revolving Loan(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 7.50%	8.50%	8/16/2027	$1,260	1,176	1,260
		Service Master Term Note(17)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	8/16/2027	$939	921	939
		YLG Holdings, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/31/2025	$5,060	5,055	5,060
		YLG Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/31/2025	$—	(55)	—
		YLG Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025	$38,086	37,900	38,086
							Construction & Building Total	$70,256	$68,570	6.2%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/6/2024	$16,752	16,678	16,250
		Stanton Carpet T/L 2nd Lien(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028	$19,664	19,277	19,271
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	431
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	10/13/2025	$—	(45)	(854)
		TLC Purchaser, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	8.50%	10/13/2025	$6,408	6,296	5,340
		TLC Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025	$41,066	40,511	36,137
							Consumer Goods: Durable Total	$83,903	$76,575	7.0%
	Consumer Goods: Non-Durable	Fineline Parent Holdings(14)(19)(25)	Equity Interest	—	—	—	939	939	1,241
		FL Hawk Intermediate Holdings, Inc.(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,543	21,125
		New Era Cap Co., Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$9,970	9,970	9,970
		RoC Opco LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/25/2025	$—	(111)	—
		RoC Opco LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	$40,079	39,486	40,079

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	9/9/2023	$14,276	14,276	14,276
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/9/2022	$907	895	907
		Solaray, LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	$41,729	41,729	41,729
		WU Holdco, Inc.(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	5.72%	3/26/2025	$1,690	1,656	1,690
		WU Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$44,452	43,847	44,452
		WU Holdco, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$6,594	6,534	6,594
		WU Holdco, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	3/26/2026	$—	(31)	—
							Consumer Goods: Non-Durable Total	$179,733	$182,063	16.6%
	Consumer Goods: Wholesale	WSP LP Interest(14)(19)(25)	Equity Interest	—	—	—	2,898	2,898	2,829
		WSP Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	$12,251	12,017	12,037
		WSP Initial Term Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	4/27/2023	$—	(36)	(31)
		WSP Revolving Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/27/2027	$—	(9)	(8)
							Consumer Goods: Wholesale Total	$14,870	$14,827	1.3%
	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	6.75%	12/29/2027	$651	586	586
		ASP-r-pac Acquisition Co LLC(12)(16)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027	$27,339	26,793	26,792
							Containers, Packaging, & Glass Total	$27,379	$27,378	2.5%
	Energy: Oil & Gas	Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.75%	7/2/2024	$1,488	1,457	1,487
		Amspec Services, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,207	42,923	43,207
		Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,798	2,768	2,798
							Energy: Oil & Gas Total	$47,148	$47,492	4.3%
	FIRE: Finance	Allworth Financial Group, L.P.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	12/23/2026	$2,528	2,476	2,528
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	12/23/2026	$10,037	9,908	10,037
		Allworth Financial Group, L.P.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/23/2026	$—	(15)	—
		TA/Weg Holdings(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$9,495	9,495	9,495
		TA/Weg Holdings(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$2,392	2,381	2,392
							FIRE: Finance Total	$24,245	$24,452	2.2%
	FIRE: Insurance	Margaux Acquisition Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	12/19/2024	$9,198	9,173	9,198
		Margaux Acquisition, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	$—	(28)	—
		Margaux Acquisition Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/19/2024	$28,334	28,000	28,334
		Margaux UK Finance Limited(3)(6)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£89	112	120
		Margaux UK Finance Limited(6)(15)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,551	9,740	10,218
		MRHT Facility A(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028	€216	248	245
		MRHT Acquisition Facility(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/26/2028	€—	(6)	—
		Paisley Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/24/2028	£3,210	3,583	3,614

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Paisley Bidco Limited(2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	11/24/2028	£—	(84)	(86)
		World Insurance(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	4/1/2026	$8,358	8,285	8,296
		World Insurance(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.75%	4/1/2026	$70	54	63
		World Insurance(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	4/1/2026	$3,144	3,088	3,121
							FIRE: Insurance Total	$62,165	$63,123	5.7%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—		1,953	1,953	1,153
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/3/2025	$—	(52)	—
		CPS Group Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/3/2025	$54,843	54,517	54,843
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024	£10	13	13
		Datix Bidco Limited(6)(18)(19)	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026	£121	164	164
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD 42	32	31
		Great Expressions Dental Centers PC(13)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 4.75% (0.5% PIK)	5.75%	9/28/2022	$1,027	1,025	929
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	5.75%	9/28/2023	$7,831	7,844	7,205
		Island Medical Management Holdings, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023	$8,520	8,496	8,371
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€131	142	149
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€225	247	255
		SunMed Group Holdings, LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.50%	6/16/2027	$197	177	197
		SunMed Group Holdings, LLC(12)(16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028	$18,510	18,204	18,510
		TecoStar Holdings, Inc.(12)(15)(19)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024	$9,472	9,354	8,951
							Healthcare & Pharmaceuticals Total	$102,116	$100,771	9.2%
	High Tech Industries	AMI US Holdings Inc.(3)(6)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	5.35%	4/1/2024	$698	682	698
		AMI US Holdings Inc.(6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025	$12,892	12,735	12,892
		Appriss Holdings, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027	$11,292	11,081	11,179
		Appriss Holdings, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/6/2027	$—	(13)	(8)
		Appriss Holdings, Inc.(19)(25)	Equity Interest	—	—	—	2,136	1,606	1,552
		AQ Software Corporation(19)	Preferred Equity	—	—	—	1	1,029	1,029
		AQ Software Corporation(19)	Preferred Equity	—	—	—	2	1,715	1,715
		Armstrong Bidco Limited(3)(6)(19)(21)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025	£56	78	76
		Armstrong Bidco T/L(6) (19)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	4/30/2025	£705	763	954
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	10/31/2025	$44	44	44
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$347	342	347
		Drilling Info Holdings, Inc(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/30/2025	$22,152	22,101	21,930
		Eagle Rock Capital Corporation(19)	Preferred Equity	—	—	—	2,354	2,354	2,354
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	7/18/2025	$11,078	11,097	11,078
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/19/2024	$1,700	1,672	1,700
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025	$37,007	37,199	37,007

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Gluware T/L(6)(19)	First Lien Senior Secured Loan	Fixed+ 12.50%	9.00%	10/15/2025	$18,898	18,534	18,520
		Gluware Warrant(6)(19)	Warrants	—	—	—	3,328	—	—
		MRI Software LLC(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026	$25,926	25,850	25,926
		MRI Software LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026	$—	48	—
		Revalize, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	4/15/2027	$—	(133)	(134)
		Revalize, Inc.(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/15/2027	$—	(13)	(13)
		Revalize, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	4/15/2027	$5,130	5,079	5,079
		Swoogo LLC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/9/2026	$—	(25)	(25)
		Swoogo LLC(15)(19)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	12/9/2026	$2,330	2,284	2,283
		Utimaco, Inc.(6)(18)(19)	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027	$148	146	148
		Ventiv Topco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2025	$—	(38)	—
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—	28	2,833	2,755
		Ventiv Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025	$23,812	23,576	23,812
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK 570	92	87
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK 740	93	84
							High Tech Industries Total	$182,811	$183,069	16.6%
	Hospitality Holdings	PPX Class A Units(14)(19)(25)	Preferred Equity	—	—	—	33	—	163
		PPX Class B Units(14)(19)(25)	Preferred Equity	—	—	—	33	5,000	5,279
							Hospitality Holdings Total	$5,000	$5,442	0.5%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 7.50%	7.59%	2/1/2027	$20,193	19,772	18,679
		Captain D’s LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/15/2023	$—	(6)	—
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	$12,559	12,539	12,559
		Captain D’s LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	$2,326	2,301	2,326
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025	$18,636	18,626	18,392
							Hotel, Gaming & Leisure Total	$53,232	$51,956	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50%	7.50%	12/20/2024	$4,873	4,874	3,862
		Ansira Holdings, Inc.(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	7.41%	12/20/2024	$5,383	5,383	3,913
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024	$40,086	40,057	31,768
		TGI Sport Bidco Pty Ltd(6)(17)(19)	First Lien Senior Secured Loan	BBSW+ 7.00%	7.50%	4/30/2026	AUD 97	75	67
		TGI Sport Bidco Pty Ltd(2)(3)(6)(17)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2027	AUD —	—	(151)
							Media: Advertising, Printing & Publishing Total	$50,389	$39,459	3.6%
	Media: Broadcasting & Subscription	Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028	$4,350	4,234	4,350
		Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028	$4,629	4,506	4,629
							Media: Broadcasting & Subscription Total	$8,740	$8,979	0.8%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(16)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2026	CAD —	—	—
		9 Story Media Group Inc.(6)(16)(19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD 72	54	57

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		9 Story Media Group Inc.(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026	€39	45	44
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028	€4,162	5,055	4,732
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028	$14,971	14,971	14,971
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	6/15/2022	$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022	$15,095	15,114	14,340
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022	$9,788	9,800	9,298
		International Entertainment Investments Limited(6) (18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023	£87	106	118
							Media: Diversified & Production Total	$46,420	$44,835	4.1%
	Retail	Batteries Plus Holding Corporation(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	8.44%	6/30/2023	$817	817	817
		Batteries Plus Holding Corporation(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/30/2023	$28,672	28,671	28,671
		New Look Vision Group(6)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD 2,380	1,868	1,883
		New Look Vision Group(6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.25%	6.25%	5/26/2026	CAD 313	228	248
		New Look Vision Group(16)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.50%	6.25%	5/26/2028	CAD 322	310	322
		New Look Vision Group(16)(19)(29)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	5/26/2028	CAD 9,750	9,653	9,750
		Thrasio, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026	$21,746	21,241	21,746
		Walker Edison Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	9.75%	8/5/2027	$20,447	20,248	19,627
							Retail Total	$83,036	$83,064	7.6%
	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.35%	7/10/2025	$3,816	3,810	3,189
		AMCP Clean Acquisition Company, LLC(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/10/2025	$15,767	15,747	13,176
		Brook Bidco I Limited(6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028	£5,385	7,047	7,287
		Brook Bidco I Limited(6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028	£7,180	9,396	9,716
		Brook Bidco Series A Preferred Units(6)(14)(19)(25)	Preferred Equity	—	—	—	5,675	7,783	7,908
		Brook Bidco Facility B(6)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028	£684	935	926
		Chamber Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028	$237	234	237
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—	2	2,448	2,550
		iBanFirst Facility Series A Preferred Units(6)(14)(19) (25)	Preferred Equity	—	—	—	5,080	5,996	6,290
		iBanFirst Facility B(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028	€102	128	116
		iBanFirst Revolving Facility(6)(18)(19)	First Lien Senior Secured Loan— Revolver	EURIBOR+ 8.50%	8.50%	7/13/2028	€2,030	2,244	2,308
		masLabor Equity(19)(25)	Equity Interest	—	—	—	345	345	372
		masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/1/2027	$—	(21)	—
		masLabor Term Loan Note(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027	$8,578	8,324	8,578
		Opus2(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028	£123	167	166
		Opus2(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	5/5/2028	£—	(173)	—
		Opus2(6)(25)(19)	Equity Interest	—	—	—	1,460	1,769	2,373
		Parcel2Go Acquisition Facility(3)(6)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.92%	7/15/2028	£3,863	4,982	5,183

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Parcel2Go Facility B(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028	£125	169	169
		Parcel2Go Shares(6)(14)(19)(25)	Equity Interest	—	—	—	2,881	3,983	3,899
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026	$—	(96)	—
		Refine Intermediate, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027	$21,894	21,467	21,894
		Smartronix RC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/23/2028	$—	(124)	(126)
		Smartronix T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028	$36,991	36,260	36,251
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026	€6,650	7,939	7,561
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	L+ 8.50%	10.00%	2/17/2026	£10,055	11,700	11,432
		TEI Holdings Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+6.00%	7.00%	12/23/2025	$458	412	458
		TEI Holdings Inc.(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 7.00% (1.25% PIK)	8.25%	12/23/2026	$48,720	48,350	48,720
		WCI Gigawatt Purchaser DD T/L(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	11/19/2027	$3,182	3,076	3,074
		WCI Gigawatt Purchaser R/C(2)(3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/19/2027	$—	(71)	(72)
		WCI Gigawatt Purchaser T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027	$22,304	21,809	21,802
							Services: Business Total	$226,035	$225,437	20.5%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—	1	798	798
		MZR Buyer, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/21/2026	$—	(86)	—
		MZR Buyer, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026	$40,228	39,551	40,228
		Surrey Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026	£50	62	60
		Zeppelin BidCo Pty Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD 206	142	150
							Services: Consumer Total	$40,467	$41,236	3.7%
	Telecommunications	ACM dcBLOX LLC(14)(19)(25)	Preferred Equity	—	—	—	3,822	3,851	4,130
		Conterra Ultra Broadband Holdings, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	4/30/2026	$6,321	6,300	6,332
		DC Blox Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 8.00% (6.00% PIK)	9.00%	3/22/2026	$16,998	16,738	16,998
		DC Blox Inc.(14)(19)(25)	Warrants	—	—	—	177	2	—
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023	$116	114	116
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023	$890	888	890
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023	$13,104	13,045	13,104
							Telecommunications Total	$40,938	$41,570	3.8%
	Transportation: Cargo	A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	7.00%	5/5/2025	$2,815	2,748	2,815
		A&R Logistics, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$43,092	42,527	43,092
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$2,423	2,391	2,423
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025	$5,974	5,916	5,974
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025	$2,716	2,695	2,716
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	445	445	575
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	9	9	81
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—	1,011	1,011	1,056
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—	8	790	830
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—	122	—	126
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/30/2024	$7,319	7,202	7,319

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
		Omni Logistics, LLC(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,527	13,770
		Omni Intermediate DD T/L 1(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$776	769	768
		Omni Intermediate DD T/L 2(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$46	37	37
		Omni Intermediate Holdings Closing Date Term Loan (15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$7,306	7,233	7,233
		Omni Intermediate R/C(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	11/23/2025	$183	183	176
		REP Coinvest III- A Omni, L.P.(14)(19)(25)	Equity Interest	—	—	—	1,377	1,377	2,616
							Transportation: Cargo Total	$88,860	$91,607	8.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—	3,090	3,090	1,353
		Toro Private Investments II, L.P.(6)(12)(18)(19)	First Lien Senior Secured Loan	L+ 6.75%	6.90%	5/29/2026	$6,706	4,846	5,603
		Toro Private Investments II, L.P.(6)(15)(26)	First Lien Senior Secured Loan	L+ 1.50% (7.25% PIK)	9.75%	2/28/2025	$366	363	377
							Transportation: Consumer Total	$8,299	$7,333	0.7%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—	2	1,833	3,282
		Abracon Group Holding, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(18)	—
		Abracon Group Holding, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	$35,363	35,270	35,363
		Aramsco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(30)	—
		Aramsco, Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.35%	8/28/2024	$23,796	23,537	23,796
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,131
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,740	9,721	9,327
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,445	6,412	6,171
							Wholesale Total	$77,737	$80,070	7.3%
							Non-Controlled/Non-Affiliate Investments Total	$1,921,970	$1,901,054	172.8%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	19,527
							Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36,084	10,104	19,720
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,336	12,336	12,336
							Energy: Oil & Gas Total	$22,440	$32,056	2.9%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,766	4,766	4,766
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$3,370	3,370	2,831
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$1,710	1,710	1,436
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$57,555	57,555	48,347
		Direct Travel, Inc.(10)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc.(10)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$71,728	$61,707	5.6%
							Non-Controlled/Affiliate Investments Total	$100,888	$113,290	10.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Principal/Shares(9)	Cost	Market Value	% of NAV(4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	11,863	11,863	10,563
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)(25)	Equity Interest	—	—	—	1,116	1,116	—
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(18)(19)(20)(26)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$7,377	7,377	6,627
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	88,985	88,985	72,839
							Aerospace & Defense Total	$109,341	$90,029	8.2%
	Investment Vehicles	International Senior Loan Program, LLC(6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	41,823	39,596	44,444
		International Senior Loan Program, LLC(6)(10)(11)(15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	$125,437	125,437	125,437
							Investment Vehicles Total	$165,033	$169,881	15.4%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	13,843	14,152	14,851
							Transportation: Cargo Total	$14,152	$14,851	1.4%
							Controlled Affiliate Investments Total	$288,526	$274,761	25.0%
							Investments Total	$2,311,384	$2,289,105	208.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class(30)	Cash Equivalents	—	0.03%	—	$177,554	$177,554	$177,554
							Cash Equivalents Total	$177,554	$177,554	16.1%
							Investments and Cash Equivalents Total	$2,488,938	$2,466,659	224.2%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
US DOLLARS 1,458	POUND STERLING 1,100	Bank of New York Mellon	2/18/2022	$(31)
US DOLLARS 481	AUSTRALIAN DOLLARS 410	Bank of New York Mellon	3/2/2022	183
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	721
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	3,390
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	563
US DOLLARS 14,330	EURO 12,550	Bank of New York Mellon	9/6/2022	25
US DOLLARS 35,821	POUND STERLING 25,700	Citibank	2/18/2022	1,035
US DOLLARS 6,954	POUND STERLING 5,260	Citibank	2/23/2022	166
US DOLLARS 12,327	EURO 10,510	Citibank	9/2/2022	305
US DOLLARS 4,754	EURO 3,251	Citibank	9/6/2022	(1,036)
				$5,321

(1) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear

Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2) The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4) Percentages are based on the Company’s net assets of $1,100,006 as of December 31, 2021.
(5) The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 18.0% of the Company’s total assets.
(7) Tickmark not used
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
(25) Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $245,307 or 22.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
Brook Bidco Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021

(26) Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27) Asset is in an escrow liquidating trust.
(28) Tickmark not used
(29) Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30) Cash equivalents include $86,159 of restricted cash.
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
Valuation of Portfolio Investments
Investments for which market quotations are readily available are typically valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of the Board of Directors of the Company (the “Board”), based on, among other things, the input of the Advisor, the Company’s audit committee of the Board (the “Audit Committee”) and one or more independent third party valuation firms engaged by the Board.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, there are no loans placed on non-accrual status. As of December 31, 2020, one loan was placed on non-accrual status.
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
The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2021 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2021. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF I, LLC, BCSF II-C, LLC; BCSF CFSH, LLC, BCSF CFS, LLC, BCC Middle Market CLO 2018-1, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not”

threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2021, the tax years that remain subject to examination are from 2018 forward.
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
Note 3. Investments
The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):
	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%
Equity Interest	156,399	6.8	151,844	6.6
Subordinated Note Investment Vehicles (1)	125,437	5.5	125,437	5.5
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2
Preferred Equity	42,452	1.8	53,991	2.4
Equity Interest Investment Vehicles (1)	39,596	1.7	44,444	1.9
Subordinated Debt	19,635	0.8	20,027	0.9
Warrants	2	0.0	126	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

(1)
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
The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):
	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$2,071,058	89.5%	$2,061,372	90.0%
Cayman Islands	116,916	5.1	101,888	4.5
United Kingdom	41,736	1.8	43,658	1.9
Ireland	27,315	1.2	28,050	1.2
Luxembourg	24,848	1.1	24,973	1.1
Germany	20,657	0.9	20,352	0.9
Guernsey	3,499	0.2	3,528	0.2
Belgium	2,372	0.1	2,424	0.1
Canada	2,195	0.1	2,232	0.1
Israel	386	0.0	391	0.0
Sweden	185	0.0	171	0.0
Australia	217	0.0	66	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%
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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):
	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging, & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%

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
Selected Statements of Operations Information
Below are selected statements of operations information for ABCS for the year ended December 31, 2019:
For the Year Ended
December 31, 2019(1)
Interest income	$53,494
Fee income	217
Total revenues	53,711
Credit facility expenses	22,008
Other fees and expenses	6,661
Total expenses	28,669
Net investment income	25,042
Net realized gains	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase in members’ capital from operations	$25,042

(1)
The ABCS distribution was effective April 30, 2019.

International Senior Loan Program, LLC
On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million.
As of December 31, 2021, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $189.5 million. The Company has contributed $165.7 million in capital and has $23.8 million in unfunded capital contributions. As of December 31, 2021, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $78.9 million. Pantheon has contributed $69.8 million in capital and has $9.1 million in unfunded capital contributions.
In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $570.0 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.
The Company has determined that ISLP is an investment company under ASC, Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures the fair value of ISLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.
As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.
Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.
Below is a summary of ISLP’s portfolio at fair value:
As of
December 31, 2021
Total investments	$501,545
Weighted average yield on investments	6.5%
Number of borrowers in ISLP	27
Largest portfolio company investment	$40,071
Total of five largest portfolio company investments	$171,291
Unfunded commitments	$105
Below is a listing of ISLP’s individual investments as of December 31, 2021:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of December 31, 2021
(in thousands)
Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
								Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
								Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
								Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
								Services: Consumer Total	16,045	14,827	23.8%
								Australian Dollar Total	49,087	46,342	74.4%
British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026	£	963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024	£	12,013	16,916	16,255
								Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025	£	5,602	7,711	7,581
								High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023	£	8,734	12,255	11,782
								Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/27/2024	£	7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028	£	21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028	£	12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028	£	12,395	16,619	16,689
								Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026	£	4,979	6,732	5,929
								Services: Consumer Total	6,732	5,929	9.5%
								British Pounds Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
								Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
								Retail Total	14,752	14,288	22.9%
								Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
								High Tech Industries Total	9,231	8,628	13.9%
								Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028	€	21,335	24,521	24,257
								FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€	12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€	22,244	26,830	25,291
								Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026	€	3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028	€	35,000	40,944	39,795
								Media: Diversified & Production Total	45,638	44,183	71.0%
	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028	€	10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026	€	21,000	25,038	23,877
								Services: Business Total	36,425	35,314	56.7%
								European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
								High Tech Industries Total	8,651	8,310	13.3%
								Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	$	14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$	9,653	9,560	9,653
								Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$	23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026	$	14,779	14,709	14,733
								Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	10/31/2025	$	4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$	34,367	34,367	34,367

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index(1)	Interest Rate	Maturity Date	Currency	Principal/Shares(9)	Cost	Market Value	% of Members’ Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027	$	14,701	14,701	14,701
								High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028	$	21,000	20,790	21,000
								Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028	$	23,423	23,198	23,423
								Services: Business Total	23,198	23,423	37.6%
								U.S. Dollars Total	160,270	160,822	258.3%
								Total	512,712	501,545	805.5%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
AUSTRALIAN DOLLARS 189	EURO 121	Morgan Stanley	1/21/2022	—
AUSTRALIAN DOLLARS 731	US DOLLARS 532	Morgan Stanley	1/21/2022	—
EURO 2,038	AUSTRALIAN DOLLARS 3,166	Morgan Stanley	1/21/2022	16
EURO 683	CANADIAN DOLLARS 982	Standard Chartered Bank	1/21/2022	(2)
EURO 892	DANISH KRONE 6,643	Standard Chartered Bank	1/21/2022	(1)
EURO 8,236	BRITISH POUNDS 6959	Morgan Stanley	1/21/2022	(57)
EURO 884	NORWEGIAN KRONE 8,626	Standard Chartered Bank	1/21/2022	27
EURO 15,594	US DOLLARS 18,205	Standard Chartered Bank	1/21/2022	(477)
EURO 5,379	US DOLLARS 6,110	Standard Chartered Bank	1/21/2022	5
US DOLLARS 9,207	AUSTRALIAN DOLLARS 12,254	Morgan Stanley	1/21/2022	299
US DOLLARS 3,087	CANADIAN DOLLARS 3,803	Standard Chartered Bank	1/21/2022	75
US DOLLARS 4,033	DANISH KRONE 25,714	Standard Chartered Bank	1/21/2022	102
US DOLLARS 33,462	EURO 28,674	Morgan Stanley	1/21/2022	863
US DOLLARS 5,022	EURO 4,420	Goldman Sachs	1/21/2022	(3)
US DOLLARS 948	EURO 840	Morgan Stanley	1/21/2022	(7)
US DOLLARS 609	EURO 540	Morgan Stanley	1/21/2022	(5)
US DOLLARS 37,224	BRITISH POUNDS 26,939	Goldman Sachs	1/21/2022	756
US DOLLARS 3,993	NORWEGIAN KRONE 33,392	Standard Chartered Bank	1/21/2022	209
				1,800

Below is the financial information for ISLP:
Selected Balance Sheet Information
As of
December 31, 2021
Investments at fair value (cost—$512,712)	$501,545
Cash	6,830
Foreign cash	3,937
Deferred financing costs	1,981
Other assets	7,347
Total assets	$521,640
Debt	$272,133
Subordinated notes payable to members	176,336
Dividend payable	1,150
Unrealized depreciation on forward currency exchange contracts	61
Other payables	9,693
Total liabilities	$459,373
Members’ equity	62,267
Total liabilities and members’ equity	$521,640
Selected Statement of Operations Information
For the Year Ended December 31,
2021
Investment Income
Interest Income	$21,970
Other	—
Total investment income	21,970
Expenses
Interest and debt financing expenses	4,926
Interest expense on members subordinated notes	11,467
General and administrative expenses	1,724
Total expenses	18,117
Net investment income	3,853
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(1,655)
Net realized gain (loss) on foreign currency transactions	3,898
Net realized gain (loss) on foreign currency of debt	2,466
Net realized gain (loss) on forward contracts	1,344
Net change in unrealized appreciation on foreign currency	(240)
Net change in unrealized appreciation from foreign currency translation of debt	6,481
Net change in unrealized appreciation from foreign currency translation of Subordinated Notes	2,050
Net change in unrealized appreciation (depreciation) on forward contracts	1,800
Net change in unrealized appreciation (depreciation) on investments	(11,167)
Net gain (loss) on investments	4,977
Net increase (decrease) in members’ equity resulting from operations	$8,830

Note 4. Fair Value Measurements
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class, cash equivalents and derivatives as of December 31, 2021, according to the fair value hierarchy:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$99,785	$1,674,890	$—	$1,774,675
Second Lien Senior Secured Loans	—	11,495	107,066	—	118,561
Subordinated Note in Investment Vehicles (1)	—	—	125,437	—	125,437
Subordinated Debt	—	—	20,027	—	20,027
Equity Interest in Investment Vehicles (1)	—	—	—	44,444	44,444
Equity Interests	—	—	151,844	—	151,844
Preferred Equity	—	—	53,991	—	53,991
Warrants	—	—	126	—	126
Total Investments	$—	$111,280	$2,133,381	$44,444	$2,289,105
Cash equivalents	$177,554	$—	$—	$—	$177,554
Forward currency exchange contracts (asset)	$—	$5,321	$—	$—	$5,321

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Subordinated Debt	Warrants	Total Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	868,537	26,487	64,012	125,437	27,805	19,497	2	1,131,777
Paid-in-kind interest	10,588	—	—	—	—	115	—	10,703
Net accretion of discounts (amortization of premiums)	4,649	—	439	—	—	23	—	5,111
Proceeds from principal repayments and sales of investments (1)	(1,185,875)	(3,998)	(102,254)	—	(22,096)	—	—	(1,314,223)
Net change in unrealized appreciation (depreciation) on investments	(14,981)	7,032	2,682	—	3,548	392	124	(1,203)
Net realized gains (losses) on investments	15,434	2,418	1,846	—	7,021	—	—	26,719
Transfers to Level 3	25,388	—	—	—	—	—	—	25,388
Balance as of December 31, 2021	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2021	$(6,094)	$7,355	$3,062	$—	$9,699	$392	$124	$14,538

(1)
Includes reorganizations and restructuring of investments

(2)
Represents debt investment in ISLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2021, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.
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
The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2021 were as follows:
	As of December 31, 2021
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,376,465	Discounted Cash Flows	Comparative Yields	4.9%-19.4% (8.1)%
First Lien Senior Secured Loans	68,877	Comparable Company Multiple	EBITDA Multiple	1.0x-9.8x (7.5x)
First Lien Senior Secured Loans	61,707	Comparable Company Multiple	EBITDA Multiple	7.3x
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	6,627	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	3,669	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	87,795	Discounted Cash Flows	Comparative Yields	9.6%-13.5% (11.6)%
Subordinated Note Investment Vehicles	125,437	Collateral Analysis	Recovery Rate	100%
Subordinated Debt	20,027	Discounted Cash Flows	Comparative Yields	11.2%
Equity Interests	53,363	Comparable Company Multiple	EBITDA Multiple	5.5x-24.5x (12.0x)
Equity Interests	92,420	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.2)%
Preferred Equity	43,451	Comparable Company Multiple	EBITDA Multiple	4.6x-13.5x (6.7x)
Preferred Equity	5,442	Discounted Cash Flows	Discount Rate	18.0%
Warrants	126	Comparable Company Multiple	EBITDA Multiple	5.5x-8.3x (8.3x)
Total investments	$1,945,406

(1)
Included within the Level 3 assets of $2,133,381 is an amount of $187,975 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/

decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.
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
The fair value of the BCSF Revolving Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximates the carrying value of such facility. The fair values of the 2018-1 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair value of the JPM Credit Facility (as defined in Note 6), which is categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximates the carrying value of such facility. The fair values of the 2019-1 Debt (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximate the carrying value of such debt. The fair values of the 2023 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximate the carrying value of such notes. The fair values of the 2026 Notes (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 30, 2021, approximate the carrying value of such notes.
Note 5. Related Party Transactions
Investment Advisory Agreement
The Company entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Prior Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and BCSF Advisors, LP (“the Advisor”). On February 1, 2019, Shareholders approved the Amended Advisory Agreement which replaced the Prior Advisory Agreement.
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
For the years ended December 31, 2021, 2020, and 2019 management fees were $34.9 million, $35.2 million, and $32.7 million, respectively. For the year ended December 31, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived. For the year ended December 31, 2020, $0.0 million was contractually waived and $2.7 million was voluntarily waived. For the year ended December 31, 2019, $0.0 million was contractually waived and $8.2 million was voluntarily waived.
As of December 31, 2021, and December 31, 2020, $8.8 million and $6.3 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.
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
For the years ended December 31, 2021, 2020 and 2019 the Company incurred $24.0 million, $4.5 million and $17.4 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $4.5 million, $0.7 million and $2.7 million of the income incentive fees earned by the Advisor during the years ended December 31, 2021, 2020, and 2019, respectively. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.
As a result of the income incentive fee waivers, the Company incurred $19.5 million, $3.8 million and $14.7 million of income incentive fees (after waivers) for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and December 31, 2020, there was $4.7 million and $3.8 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.
The Amended Advisory Agreement approved by Stockholders on February 1, incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.
Annual Incentive Fee Based on Capital Gains
The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals to17.5% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal to 17.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.
There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2021 and December 31, 2020.
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
For the year ended December 31, 2021, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the year ended December 31, 2020, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the year ended December 31, 2019, accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2021 and December 31, 2020, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million, $0.0 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2021, and December 31, 2020, respectively, there were no outstanding expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million, $0.5 million and 0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.
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
Related Party Commitments
As of December 31, 2021 and December 31, 2020, the Advisor held 487,932.46 and 487,574.03 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at December 31, 2021 and December 31, 2020, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments
Transactions during the year ended December 31, 2021 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:
Portfolio Company	Fair Value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2021	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$15,918	$—	$—	$3,609	$—	$19,527	$—	$—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	10,239	—	—	9,481	—	19,720	989	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,089	247	—	—	—	12,336	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,404	362	—	—	—	4,766	418	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	—	—	—	—	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,588	271	—	(28)	—	2,831	308	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,313	137	—	(14)	—	1,436	156	—
Direct Travel, Inc. First Lien Senior Secured Loan	44,212	4,607	—	(472)	—	48,347	5,276	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,950	2,175	—	—	—	4,125	279	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	14	—
Total Non-Controlled/affiliate investment	$92,915	$7,799	$—	$12,576	$—	$113,290	$7,440	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$(10,828)	$(3)	$3	$—	$2,306	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	26,484	661	(27,023)	(122)	—	—	1,948	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	629	—	—	(629)	—	—	100	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,712	665	—	(750)	—	6,627	873	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,703	—	—	(1,140)	—	10,563	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	66,448	5,329	—	1,062	—	72,839	8,100	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	—	43,457	—	4,848	(3,861)	44,444	2,636	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	—	125,437	—	—	—	125,437	8,058	—
Lightning Holdings B, LLC- Equity Interest	7,308	6,845	—	698	—	14,851	—	—
Total Controlled affiliate investment	$130,112	$182,394	$(37,851)	$3,964	$(3,858)	$274,761	$25,089	$—
Total	$223,027	$190,193	$(37,851)	$16,540	$(3,858)	$388,051	$32,529	$—

(1)
Non-income producing.

Transactions during the year ended December 31, 2020 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:
Portfolio Company	Fair Value as of December 31, 2019	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of December 31, 2020	Dividend and Interest Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$6,720	$—	$—	$9,198	$—	$15,918	$—	$—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	10,104	—	135	—	10,239	—	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	—	12,089	—	—	—	12,089	321	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	4,404	—	—	—	4,404	14	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	—	—	—	—	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	3,100	—	(512)	—	2,588	73	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	1,572	—	(259)	—	1,313	37	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	52,948	—	(8,736)	—	44,212	1,236	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	—	1,950	—	—	—	1,950	28	—
Direct Travel, Inc. First Lien Senior Secured Loan	—	202	—	—	—	202	157	202
Total Non-Controlled/affiliate investment	$6,720	$86,369	$—	$(174)	$—	$92,915	$1,866	$202
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$—	$—	$—	$10,828	$868	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	27,161	121	(274)	(524)	—	26,484	2,290	4
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	1,869	—	—	(1,240)	—	629	100	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,363	349	—	—	—	6,712	634	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	13,091	—	—	(1,388)	—	11,703	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	57,773	26,648	—	(17,973)	—	66,448	6,500	—
Lightning Holdings B, LLC- Equity Interest	—	7,308	—	—	—	7,308	—	—
Total Controlled affiliate investment	$117,085	$34,426	$(274)	$(21,125)	$—	$130,112	$11,460	$4
Total	$123,805	$120,795	$(274)	$(21,299)	$—	$223,027	$13,326	$206

(1)
Non-income producing.

Note 6. Debt
In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 177% and 173%, respectively.

The Company’s outstanding borrowings as of December 31, 2021 and December 31, 2020 were as follows:
	As of December 31, 2021			As of December 31, 2020
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
BCSF Revolving Credit Facility	$—	$—	$—	$425,000	$257,774	$257,774
2018-1 Notes	365,700	365,700	364,178	365,700	365,700	364,006
JPM Credit Facility	—	—	—	450,000	293,283	293,283
2019-1 Debt	352,500	352,500	350,969	398,750	398,750	396,265
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,133	150,000	150,000	147,032
March 2026 Notes	300,000	300,000	295,260	—	—	—
October 2026 Notes	300,000	300,000	293,442	—	—	—
Sumitomo Credit Facility	300,000	—	—	—	—	—
Total Debt	$1,818,200	$1,430,700	$1,414,982	$1,839,450	$1,465,507	$1,458,360

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the years ended December 31, 2021 and year ended December 31, 2020 were 3.1% and 3.6%, respectively.
The following table shows the contractual maturities of our debt obligations as of December 31, 2021:
	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2018-1 Notes	$365,700	$—	$—	$—	$365,700
2019-1 Debt	352,500	—	—	—	352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	—	—	—	—	—
Total Debt Obligations	$1,430,700	$—	$112,500	$600,000	$718,200
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
On March 11, 2021, the BCSF Revolving Credit Facility was terminated. The proceeds from the March 2026 Notes were used to repay the total outstanding debt.
Borrowings under the BCSF Revolving Credit Facility bore interest at LIBOR plus a margin. For the year ended December 31, 2020, and for the period from January 1, 2021 through March 11, 2021, the BCSF Revolving Credit Facility accrued interest expense at a rate of LIBOR plus 3.00%. The Company paid an unused commitment fee of 30 basis points (0.30%) per annum.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$510	$14,929	$17,566
Unused facility fee	118	365	456
Amortization of deferred financing costs and upfront commitment fees	—	1,127	1,067
Total interest and debt financing expenses	$628	$16,421	$19,089
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
The CLO Transaction was executed through a private placement of the following 2018-1 Notes:
2018-1 Notes	Principal Amount	Spread above Index	Interest rate at December 31, 2021
Class A-1 A	$ 205,900	1.55% + 3 Month LIBOR	1.68%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	1.93%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.28%
Class B	29,300	3.00% + 3 Month LIBOR	3.13%
Class C	30,400	4.00% + 3 Month LIBOR	4.13%
Total 2018-1 Notes	365,700
Membership Interests	85,450	Non-interest bearing	Not applicable
Total	$ 451,150
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
As of December 31, 2021, there were 51 first lien and second lien senior secured loans with a total fair value of approximately $422.1 million and cash of $23.5 million securing the 2018-1 Notes. As of December 31, 2020, there were 60 first lien and second lien senior secured loans with a total fair value of approximately $424.0 million and cash of $11.1 million securing the 2018-1 Notes. Assets that are pledged as collateral for the 2018-1 Notes are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture governing the 2018-1 Notes. Such assets are included in the Company’s consolidated financial statements. The creditors of the 2018-1 Issuer have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2018-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2018-1 Notes. As of December 31, 2021 and December 31, 2020, the Company was in compliance with its covenants related to the 2018-1 Notes.

Costs of $2.1 million were incurred in connection with debt securitization of the 2018-1 Notes by the 2018-1 Issuer which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2018-1 Notes on the consolidated statements of assets and liabilities and are being amortized over the life of the 2018-1 Issuer using the effective interest method. The balance of the unamortized debt issuance costs related to the 2018-1 Issuer was $1.5 million and $1.7 million as of December 31, 2021 and December 31, 2020, respectively.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2018-1 Issuer were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$8,026	$10,820	$16,226
Amortization of debt issuance costs and upfront commitment fees	174	174	174
Total interest and debt financing expenses	$8,200	$10,994	$16,400
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

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Citibank Revolving Credit Facility were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$—	$4,104
Unused facility fee	—	—	357
Amortization of deferred financing costs and upfront commitment fees	—	—	124
Total interest and debt financing expenses	$—	$—	$4,585
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
On December 27, 2021, the JPM Credit Facility was terminated.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the JPM Credit Facility were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$4,290	$13,961	$19,679
Unused facility fee	5,097	310	464
Amortization of deferred financing costs and upfront commitment fees	1,058	467	53
Total interest and debt financing expenses	$10,445	$14,738	$20,196
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
On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:
2019-1 Debt	Principal Amount	Spread above Index	Interest rate at December 31, 2021
Class A-1-R	$ 282,500	1.50% + 3 Month LIBOR	1.62%
Class A-2-R	55,000	2.00% + 3 Month LIBOR	2.12%
Class B-R	15,000	2.60% + 3 Month LIBOR	2.72%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$ 454,750
The Loans and Class A-1-R, A-2-R, and B-R Notes are included in the consolidated financial statements of the Company. The $32.5 million of the Class B-R Notes, $25.0 million of the Class C-R Notes and Membership Interests retained by the Company are eliminated in consolidation.
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
As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. As of December 31, 2020, there were 67 first lien and second lien senior secured loans with a total fair value of approximately $469.4 million and cash of $15.9 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.
Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.5 million million as of December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the 2019-1 Co-Issuers were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$9,663	$13,071	$5,981
Amortization of debt issuance costs and upfront commitment fees	183	230	79
Total interest and debt financing expenses	$9,846	$13,301	$6,060
Revolving Advisor Loan
On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2021, there were no borrowings under the Revolving Advisor Loan.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Revolving Advisor Loan were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$58	$—
Total interest and debt financing expenses	$—	$58	$—
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
The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.
On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the 2023 Notes were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$112,500	$150,000	$—
Unamortized debt issuance cost	(822)	(1,785)	—
Original issue discount, net of accretion	(545)	(1,183)	—
Carrying value of 2023 Notes	$111,133	$147,032	$—

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense related to the 2023 Notes were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$11,146	$7,120	$—
Amortization of debt issuance cost	615	406	—
Accretion of original issue discount	408	271	—
Total interest and debt financing expenses	$12,169	$7,797	$—
March 2026 Notes
On March 10, 2021, the Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.950% notes due 2026 (the “2026 Notes”).
The March 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2026 Notes bear interest at a rate of 2.950% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The net proceeds to the Company were approximately $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million and offering expenses of $1.3 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the March 2026 Notes were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$300,000	$—	$—
Unamortized debt issuance cost	(2,719)	—	—
Original issue discount, net of accretion	(2,021)	—	—
Carrying value of March 2026 Notes	$295,260	$—	$—
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the March 2026 Notes were as follows :
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$7,154	$—	$—
Amortization of debt issuance cost	525	—	—
Accretion of original issue discount	391	—	—
Total interest and debt financing expenses	$8,070	$—	$—
October 2026 Notes
On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second

Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.550% notes due 2026 (the “October 2026 Notes,” and together with the March 2026 Notes, the “2026 Notes”).
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
The net proceeds to the Company were approximately $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million and offering expenses of $0.7 million.
For the years ended December 31, 2021, 2020 and 2019, the components of the carrying value of the October 2026 Notes were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Principal amount of debt	$300,000	$—	$—
Unamortized debt issuance cost	(3,495)	—	—
Original issue discount, net of accretion	(3,063)	—	—
Carrying value of October 2026 Notes	$293,442	$—	$—
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the October 2026 Notes were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$1,658	$—	$—
Amortization of debt issuance cost	158	—	—
Accretion of original issue discount	138	—	—
Total interest and debt financing expenses	$1,954	$—	$—
Sumitomo Credit Facility
On December 24, 2021, the Company entered into a senior secured revolving credit agreement (the “Sumitomo Credit Agreement” or the “Sumitomo Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. The Credit Agreement is effective as of December 24, 2021.
The facility amount under the Sumitomo Credit Agreement is $300.0 million with an accordion provision to permit increases to the total facility amount up to $1.0 billion. Proceeds of the loans under the Sumitomo Credit Agreement may be used for general corporate purposes of the Company, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the Sumitomo Credit Agreement. The maturity date is December 24, 2026.
Interest under the Sumitomo Credit Agreement for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at an “alternate base rate” (which is the greater of zero and the highest of (a) the prime rate as published in the print edition of The Wall Street Journal, Money Rates Section, (b) the federal funds effective rate plus 0.5% and (c) the one-month Eurocurrency rate plus 1% per annum) plus 0.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, the alternate base rate plus 0.875% per annum; (ii) loans for which the Company elects the Eurocurrency option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.75% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to the Eurocurrency rate plus 1.875% per annum; and (iii) loans for which the Company elects the risk-free-rate option, (A) if the borrowing base is equal to or greater than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.8693% per annum and (B) if the borrowing base is less than the product of 1.60 and the revolving credit exposure, is payable at a rate equal to risk-free-rate plus 1.9943% per annum. The Company pays a used commitment fee of 37.5 basis points (0.375%) on the average daily unused amount of the dollar commitment.
The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
For the years ended December 31, 2021, 2020 and 2019, the components of interest expense related to the Sumitomo Credit Facility were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$—	$—	$—
Unused facility fee	25	—	—
Amortization of deferred financing costs and upfront commitment fees	8	—	—
Total interest and debt financing expenses	$33	$—	$—
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
The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2021 and December 31, 2020 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $2.8 million for December 31, 2021 and collateral receivable of $4.9 million for December 31, 2020 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.
For the years ended December 31, 2021, 2020 and 2019, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $193.1 million, $261.8 million and $179.2 million, respectively.
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
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021.
Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received)(1)	Net Amounts(2)
Bank of New York	Unrealized appreciation on forward currency contracts	$4,882	$(31)	$4,851	$0	$4,851
Citibank	Unrealized appreciation on forward currency contracts	$1,767	$(1,297)	$470	$0	$470

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net realized gain (loss) on forward currency exchange contracts	$(23,773)	$6,472	$11,043
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	27,935	(22,396)	(9,540)
Total net realized and unrealized gain (losses) on forward currency exchange contracts	$4,162	$(15,924)	$1,503
Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($7.3) million, $18.2 million and $2.7 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2021, 2020 and 2019, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $4.2 million, ($15.9) million and $1.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($3.1) million, $2.3 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019 respectively.
Note 8. Distributions
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2021, 2020, and 2019:
Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 21, 2019	March 29, 2019	April 12, 2019	$0.41	$21,108
May 7, 2019	June 28, 2019	July 29, 2019	$0.41	$21,176
August 1, 2019	September 30, 2019	October 30, 2019	$0.41	$21,176
October 31, 2019	December 31, 2019	January 30, 2020	$0.41	$21,176
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
Total distributions declared			$4.43	$259,469
The distributions declared during the years ended December 31, 2021, 2020 and 2019 were derived from investment company taxable income and net capital gain, if any.
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
Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2021 and 2020, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 487,932.46 and 487,574.03 shares of the Company, respectively. At December 31, 2021 and December 31, 2020, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.
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
The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, and shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2021, 2020 and 2019:
	For the Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	—	$—	—	$—
Issuance of common stock, net	—	—	12,912,453.00	128,372	—	—
Dividend reinvestment	—	—	—	—	167,674.81	3,322
Total capital drawdowns and dividend reinvestment	—	$—	12,912,453.00	$128,372	167,674.81	$3,322
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
On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2021, there have been no repurchases of common stock.
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
Note 10. Income Tax
For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2021, 2020 and 2019 were as follows:
	For the Year Ended December 31,
	2021	2020	2019
Distributions paid from:
Ordinary Income	$87,805	$87,029	$84,636
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$87,805	$87,029	$84,636
The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2021, 2020 and 2019:
	For the Year Ended December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$119,807	$8,278	$98,085
Net change in unrealized (appreciation) depreciation	(42,971)	50,331	(5,433)
Expenses not currently deductible	793	232	—
Income for tax but not book	(28,036)	(553)	(26,327)
Taxable/Distributable Income (1)	$49,593	$58,288	$66,325

(1)
The calculation of estimated 2021 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2021 taxable income will not be finally determined until the Company’s 2021 tax return is filed in 2022 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2021, the Company has a short-term capital loss carryforward of $3.8 million and a long-term capital loss carryforward of $35.1 million.
As of December 31, 2021, 2020 and 2019, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2021	2020	2019
Tax cost	$2,318,919	$2,527,163	$2,536,466
Gross unrealized appreciation	74,350	47,890	35,500
Gross unrealized depreciation	(104,165)	(104,331)	(45,494)
Net unrealized appreciation (depreciation) on investments and forward currency exchange contracts	$(29,815)	$(56,441)	$(9,994)
ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2021, all tax filings of the Company since 2018 remain subject to examination by tax authorities.
The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.
Note 11. Commitments and Contingencies
Commitments
The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.
As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows:
	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. – Revolver	4/30/2026	$1
A&R Logistics, Inc. – Revolver	5/5/2025	3,281
Abracon Group Holding, LLC. – Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. – Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. – Revolver	12/23/2026	2,440
AMI US Holdings Inc. – Revolver	4/1/2024	1,047
Amspec Services, Inc. – Revolver	7/2/2024	4,179
Ansira Holdings, Inc. – Revolver	12/20/2022	1,700
Appriss Holdings, Inc. – Revolver	5/6/2027	753
Aramsco, Inc. – Revolver	8/28/2024	3,387
Armstrong Bidco T/L – First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC – Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation – Revolver	6/30/2023	3,433
Captain D’s LLC – Revolver	12/15/2023	1,862

	Expiration Date (1)	Unfunded Commitments (2)
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
CST Buyer Company – Revolver	10/3/2025	2,190
DC Blox Inc. – First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. – Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	2,267
Element Buyer, Inc. – Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. – Revolver	9/30/2024	1,050
Great Expressions Dental Center PC – Revolver	9/28/2022	215
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	2,947
JHCC Holdings, LLC – Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	3,092
Mach Acquisition R/C – Revolver	10/18/2026	10,043
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	675
masLabor Revolver – Revolver	7/1/2027	1,034
MRHT Acquisition Facility – First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC – Revolver	2/10/2026	1,782
MZR Buyer, LLC – Revolver	12/22/2026	5,210
New Look (Delaware) Corporation – Delayed Draw	5/26/2028	2,005
New Look Vision Group – Delayed Draw	5/26/2028	3,803
New Look Vision Group – Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 – First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C – Revolver	11/30/2026	549
Opus2 – Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited – Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility – Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
Revalize, Inc. – Delayed Draw	4/15/2027	13,395
Revalize, Inc. – Revolver	4/15/2027	1,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Service Master Revolving Loan – Revolver	8/16/2027	3,240
Smartronix RC – Revolver	11/23/2028	6,321
Solaray, LLC – Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC – Revolver	6/16/2027	1,032
Swoogo LLC – Revolver	12/9/2026	1,243
TEI Holdings Inc. – Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd – Revolver	4/30/2027	3,026
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. – Revolver	10/13/2025	2,492
V Global Holdings LLC – Revolver	12/22/2025	5,835

	Expiration Date (1)	Unfunded Commitments (2)
Ventiv Holdco, Inc. – Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L – Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C – Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	1,478
Whitcraft LLC – Revolver	4/3/2023	1,812
World Insurance – Revolver	4/1/2026	861
WSP Initial Term Loan – First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan – Revolver	4/27/2027	402
WU Holdco, Inc. – First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. – Revolver	3/26/2025	3,944
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$234,031

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2021.

As of December 31, 2020, the Company had $189.9 million of unfunded commitments under loan and financing agreements as follows:
	Expiration Date (1)	Unfunded Commitments (2)
First Lien Senior Secured Loans
9 Story Media Group Inc. – Revolver	4/30/2026	$74
A&R Logistics, Inc. – Revolver	5/5/2025	6,096
Abracon Group Holding, LLC. – Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. – Delayed Draw	12/23/2026	3,042
Allworth Financial Group, L.P. – Revolver	12/23/2026	2,440
AMI US Holdings Inc. – Revolver	4/1/2024	488
Amspec Services, Inc. – Revolver	7/2/2024	5,667
Ansira Holdings, Inc. – Revolver	12/20/2024	1,700
AP Plastics Group, LLC – Revolver	8/2/2021	5,667
Appriss Holdings, Inc. – Revolver	5/30/2025	4,711
Aramsco, Inc. – Revolver	8/28/2024	3,387
Batteries Plus Holding Corporation – Revolver	7/6/2022	4,250
Captain D’s LLC – Revolver	12/15/2023	490
CB Nike IntermediateCo Ltd – Revolver	10/31/2025	4,428
CMI Marketing Inc – Revolver	5/24/2023	2,112
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
CST Buyer Company – Revolver	10/3/2025	2,190
Datix Bidco Limited – Revolver	10/28/2024	1,328
Direct Travel, Inc. – Delayed Draw	10/2/2023	4,800
Dorner Manufacturing Corp – Revolver	3/15/2022	1,099

	Expiration Date (1)	Unfunded Commitments (2)
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	1,275
Element Buyer, Inc. – Revolver	7/19/2024	3,967
FFI Holdings I Corp – Delayed Draw	1/24/2025	3,156
FFI Holdings I Corp – Revolver	1/24/2025	3,938
Fineline Technologies, Inc. – Revolver	11/4/2022	2,633
Grammer Purchaser, Inc. – Revolver	9/30/2024	1,050
Great Expressions Dental Center PC – Revolver	9/28/2022	513
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	3,400
JHCC Holdings, LLC – Delayed Draw	9/9/2025	6,262
JHCC Holdings, LLC – Revolver	9/9/2025	1,272
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	1,066
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	681
MRI Software LLC – Delayed Draw	2/10/2026	731
MRI Software LLC – Revolver	2/10/2026	1,782
Profile Products LLC – Revolver	12/20/2024	3,003
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Solaray, LLC – Revolver	9/9/2022	5,327
TA/WEG Holdings – Delayed Draw	10/2/2025	7,538
TEI Holdings Inc. – Revolver	12/23/2025	1,055
Thrasio – Delayed Draw	12/18/2026	12,522
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. – Revolver	10/13/2025	8,900
V Global – Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. – Revolver	9/3/2025	2,981
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	1,612
Whitcraft LLC – Revolver	4/3/2023	1,812
WU Holdco, Inc. – Revolver	3/26/2025	3,043
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$189,925

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
Note 12. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:
	For the Year Ended December 31,
	2021	2020	2019	2018		2017
Per share data:
Net asset value at beginning of year	$16.54	$19.72	$19.46		$20.30	$20.10
Net investment income (loss) (1)	1.36	1.46	1.64		1.45	0.73
Net realized gain (loss)(1)(7)	(0.17)	(0.46)	0.15		(0.17)	0.00
Net change in unrealized appreciation (depreciation) (1)(2)(8)	0.67	(0.86)	0.11		(0.60)	0.17
Net increase in net assets resulting from operations (1)(9)(10)	1.86	0.14	1.90		0.68	0.90
Stockholder distributions from income (3)	(1.36)	(1.43)	(1.64)		(1.52)	(0.70)
Issuance / (dilution due to issuance) of common stock	—	(1.89)	—		—	—
Net asset value at end of year	$17.04	$16.54	$19.72		$19.46	20.30
Net assets at end of year	$1,100,006	$1,068,004	$1,018,400		$1,001,629	$506,963
Shares outstanding at end of year	64,562,265.27	64,562,265.27	51,649,812.27		51,482,137.46	24,975,812.40
Per share market value at end of year	$15.21	$12.13	$19.76		16.77	N/A
Total return based on market value (12)	37.13%	(29.82)%	28.18%		(15.16)%	N/A
Total return based on net asset value (4)	11.55%	(8.62)%	10.02%		3.36%	4.52%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	8.08%	8.58%	8.36%		7.19%	3.51%
Ratio of total expenses to average net assets (5)(11)	10.10%	10.85%	11.14%		5.57%	2.57%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	4.73%	6.33%	6.53%		3.09%	0.89%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	8.30%	10.47%	9.69%		4.71%	2.38%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	4.56%	3.63%	3.85%		2.00%	0.19%
Average principal debt outstanding	$1,414,069	$1,572,195	$1,339,072		$490,468	$67,253
Portfolio turnover (6)	49.83%	21.15%	49.37%		19.95%	18.57%
Total committed capital, end of year	N/A	N/A	N/A	$	N/A	$1,255,119
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A		N/A	40.04%

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

(11)
Ratio of voluntary incentive fee waiver to average net assets was (0.42%) for the year ended December 31, 2021 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.45%) for the year ended December 31, 2021 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 7.22%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 10.96%. Ratio of voluntary incentive fee waiver to average net assets was (0.07%) for the year ended December 31, 2020 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%. Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the year ended December 31, 2017.

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

Note 13. Selected Quarterly Financial Data (unaudited)
The following are the quarterly results of operations as of and for the years ended December 31, 2021, 2018 and 2019. The operating results for any quarter are not necessarily indicative of results for any future period:
	As of and for the Quarter Ended December 31, 2021	As of and for the Quarter Ended September 30, 2021	As of and for the Quarter Ended June 30, 2021	As of and for the Quarter Ended March 31, 2021
Total investment income	$51,528	$49,545	$46,490	$49,831
Net investment income before taxes	$22,022	$21,761	$21,924	$22,165
Excise tax expense	$134	$—	$—	$—
Net investment income after taxes	$21,888	$21,761	$21,924	$22,165
Net realized and unrealized gain (loss)	$391	$1,581	$20,509	$9,588
Net increase in net assets resulting from operations	$22,279	$23,342	$42,433	$31,753
Net realized and unrealized gain (loss) per share — basic and diluted	$0.01	$0.02	$0.32	$.15
Net increase in net assets resulting from operations per share — basic and diluted	$0.35	$0.36	$0.66	$0.49
Net asset value per share at period end	$17.04	$17.03	$17.01	$16.69
	As of and for the Quarter Ended December 31, 2020	As of and for the Quarter Ended September 30, 2020	As of and for the Quarter Ended June 30, 2020	As of and for the Quarter Ended March 31, 2020
Total investment income	$48,276	$46,817	$47,871	$51,496
Net investment income before taxes	$22,085	$21,456	$20,022	$22,500
Excise tax expense	$232	$—	$—	$—
Net investment income after taxes	$21,853	$21,456	$20,022	$22,500
Net realized and unrealized gain (loss)	$17,643	$30,001	$1,750	$(126,947)
Net increase in net assets resulting from operations	$39,496	$51,457	$21,772	$(104,447)
Net realized and unrealized gain (loss) per share — basic and diluted	$0.27	$0.46	$0.03	$(2.46)
Net increase in net assets resulting from operations per share — basic and diluted	$0.61	$0.80	$0.40	$(2.02)
Net asset value per share at period end	$16.54	$16.27	$15.81	$17.29

	As of and for the Quarter Ended December 31, 2019	As of and for the Quarter Ended September 30, 2019	As of and for the Quarter Ended June 30, 2019	As of and for the Quarter Ended March 31, 2019
Total investment income	$54,767	$52,688	$50,598	$39,892
Net investment income before taxes	$21,292	$21,175	$21,155	$21,245
Excise tax expense	$—	$—	$—	$—
Net investment income after taxes	$21,292	$21,175	$21,155	$21,245
Net realized and unrealized gain (loss)	$59	$(2,976)	$(1,933)	$18,068
Net increase (decrease) in net assets resulting from operations	$21,351	$18,199	$19,222	$39,313
Net realized and unrealized gain (loss) per share — basic and diluted	$0.00	$(0.06)	$(0.04)	$0.35
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.41	$0.35	$0.37	$0.76
Net asset value per share at period end	$19.72	$19.71	$19.77	$19.81
Note 14. Subsequent Events
On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Investment decisions and all other material decisions in respect of SLP must be approved by representatives of the Company and Amberstone.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2021, our internal control over financial reporting is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).
Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.1	Investment Advisory Agreement, dated October 6, 2016, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.2	Form of Amended and Restated Investment Advisory Agreement, dated November 14, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit (g)(2) to the Company’s Registration Statement on Form N-2/A (File No. 333-227743) filed on November 7, 2018).
10.3	Second Amended and Restated Investment Advisory Agreement, dated November 28, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on February 1, 2019).
10.4	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.5	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.7	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).
10.8	Revolving Credit Agreement, dated December 22, 2016, among the Company, as Borrower, BCSF Holdings, L.P., as the Feeder Fund, and BCSF Holdings Investors, L.P., as the Feeder Fund General Partner and Sumitomo Mitsui Banking Corporation, as Sole Lead Arranger, Administrative Agent, Letter of Credit Issuer and Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on December 23, 2016).
10.9	Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.7. to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 13, 2017).

Exhibit Number	Description of Document
10.10	Omnibus Amendment No. 1, dated May 15, 2018, to Revolving Credit Agreement, dated October 4, 2017, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on May 17, 2018).
10.11	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.12	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.13	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.14	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.15	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).
10.16	Credit and Security Agreement, dated February 19, 2019, by and among the Company as Equityholder and Servicer, BCSF II-C, LLC as Borrower, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent and Custodian (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 28, 2019).
10.17	Loan and Security Agreement, dated April 30, 2019, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 7, 2019).
10.18	Indenture, dated as of August 28, 2019, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.19	Class A-1L Credit Agreement, dated as of August 28, 2019, among BCC Middle Market CLO 2019-1, LLC, as borrower, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-borrower, Capital One, National Association, as lender, Wells Fargo Bank, National Association, as loan agent, and Wells Fargo, National Association, as collateral trustee (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).

Exhibit Number	Description of Document
10.20	Portfolio Management Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.21	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.22	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.23	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.24	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).
10.25	Amended and Restated Credit Agreement, dated January 8, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.26	First Amendment to Loan and Security Agreement, dated January 29, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on February 26, 2020).
10.27	Second Amendment to Loan and Security Agreement, dated March 20, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.28	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).
10.29	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement, dated March 31, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

Exhibit Number	Description of Document
10.30	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.31	Third Amendment to Loan and Security Agreement, dated July 2, 2020, by and among BCSF Complete Financing Solution LLC, as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and Wells Fargo Bank, National Association as Collateral Administrator, Collateral Agent, Securities Intermediary and Bank (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).
10.32	Second Amended and Restated Credit Agreement, dated August 14, 2020, among the Company as Equity Holder, BCSF I, LLC as Borrower, and Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, and U.S. Bank National Association as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 5, 2020).
10.33	Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 24, 2021).
10.34	Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).
10.35	Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).
10.36	First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).
10.37	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).
10.38	Underwriting Agreement, dated October 5, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP, and Goldman Sachs & Co. LLC and SMBC Nikko Securities America Inc., as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 6, 2021).
10.39	Second Supplemental Indenture, dated as of October 13, 2021, relating to the 2.550% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).
10.40	Form of 2.550% Notes due 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).
10.41*	Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

Exhibit Number	Description of Document
10.42*	Amended and Restated Limited Liability Company Agreement, dated December 27, 2021, of Bain Capital Senior Loan Program, LLC.
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on November 15, 2018).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*
Filed herewith.

Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Bain Specialty Capital Finance, Inc.
Date: February 23, 2022	By: /s/ Michael A. Ewald
Name: Michael A. Ewald
Title: Chief Executive Officer
Date: February 23, 2022	By: /s/ Sally F. Dornaus
Name: Sally F. Dornaus
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ MICHAEL A. EWALD Michael A. Ewald	Director & Chief Executive Officer	February 23, 2022
/s/ SALLY F. DORNAUS Sally F. Dornaus	Chief Financial Officer	February 23, 2022
/s/ JEFFREY B. HAWKINS Jeffrey B. Hawkins	Director & Chairman	February 23, 2022
/s/ AMY BUTTE Amy Butte	Director	February 23, 2022
/s/ DAVID G. FUBINI David G. Fubini	Director	February 23, 2022
/s/ THOMAS A. HOUGH Thomas A. Hough	Director	February 23, 2022
/s/ JAY MARGOLIS Jay Margolis	Director	February 23, 2022
/s/ CLARE RICHER Clare Richer	Director	February 23, 2022