Form 10-Q
period 2022-03-31
Bain Capital Specialty Finance, Inc.
filed 2022-05-05
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022 the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2021 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	As of	As of
	March 31, 2022	December 31, 2021

	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,703,867 and $1,921,970, respectively)	$1,677,843	$1,901,054
Non-controlled/affiliate investment (amortized cost of $122,015 and $100,888, respectively)	140,084	113,290
Controlled affiliate investment (amortized cost of $343,260 and $288,526, respectively)	336,745	274,761
Cash and cash equivalents	55,963	87,443
Foreign cash (cost of $25,588 and $30,877, respectively)	24,844	29,979
Restricted cash and cash equivalents	34,032	86,159
Collateral on forward currency exchange contracts	584	2,815
Deferred financing costs	2,070	2,178
Interest receivable on investments	20,785	19,269
Receivable for sales and paydowns of investments	4,212	30,334
Prepaid Insurance	15	193
Unrealized appreciation on forward currency exchange contracts	6,972	5,321
Dividend receivable	6,479	18,397
Total Assets	$2,310,628	$2,571,193

Liabilities
Debt (net of unamortized debt issuance costs of $13,323 and $15,718, respectively)	$1,090,677	$1,414,982
Interest payable	7,649	7,058
Payable for investments purchased	64,589	7,594
Base management fee payable	8,369	8,792
Incentive fee payable	3,311	4,727
Accounts payable and accrued expenses	2,346	6,083
Distributions payable	21,951	21,951
Total Liabilities	1,198,892	1,471,187

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable earnings (loss)	(56,713)	(68,443)
Total Net Assets	1,111,736	1,100,006
Total Liabilities and Total Net assets	$2,310,628	$2,571,193

Net asset value per share	$17.22	$17.04

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31	For the Three Months Ended March 31
	2022	2021
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$34,287	$39,913
Dividend income	108	-
PIK income	2,508	980
Other income	465	3,456
Total investment income from non-controlled/non-affiliate investments	37,368	44,349

Investment income from non-controlled/affiliate investments:
Interest from investments	324	424
PIK income	1,404	1,385
Total investment income from non-controlled/affiliate investments	1,728	1,809

Investment income from controlled affiliate investments:
Interest from investments	3,422	1,637
Dividend income	3,493	2,036
Total investment income from controlled affiliate investments	6,915	3,673
Total investment income	46,011	49,831

Expenses
Interest and debt financing expenses	10,643	11,833
Base management fee	8,369	8,698
Incentive fee	3,311	6,728
Professional fees	390	959
Directors fees	175	171
Other general and administrative expenses	1,420	1,390
Total expenses before fee waivers	24,308	29,779
Base management fee waiver	-	(2,113)
Total expenses, net of fee waivers	24,308	27,666
Net investment income	21,703	22,165

Net realized and unrealized gains (losses)
Net realized gain on non-controlled/non-affiliate investments	1,417	18,413
Net realized loss on controlled affiliate investments	-	(3,237)
Net realized loss on foreign currency transactions	(488)	(3,026)
Net realized gain (loss) on forward currency exchange contracts	1,243	(3,292)
Net change in unrealized appreciation on foreign currency translation	346	386
Net change in unrealized appreciation on forward currency exchange contracts	1,651	4,577
Net change in unrealized depreciation on non-controlled/non-affiliate investments	(5,108)	(3,224)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	5,667	(372)
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	7,250	(637)
Total net gains	11,978	9,588

Net increase in net assets resulting from operations	$33,681	$31,753

Basic and diluted net investment income per common share	$0.34	$0.34
Basic and diluted increase in net assets resulting from operations per common share	$0.52	$0.49
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31	For the Three Months Ended March 31
	2022	2021
Operations:
Net investment income	$21,703	$22,165
Net realized gain	2,172	8,858
Net change in unrealized appreciation	9,806	730
Net increase in net assets resulting from operations	33,681	31,753
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,951)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,951)

Total increase in net assets	11,730	9,802
Net assets at beginning of period	1,100,006	1,068,004
Net assets at end of period	$1,111,736	$1,077,806

Net asset value per common share	$17.22	$16.69
Common stock outstanding at end of period	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31	For the Three Months Ended March 31
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$33,681	31,753
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(241,809)	(262,104)
Proceeds from principal payments and sales of investments	111,524	415,738
Net realized gain from investments	(1,417)	(15,176)
Net realized loss on foreign currency transactions	488	3,026
Net change in unrealized appreciation on forward currency exchange contracts	(1,651)	(4,577)
Net change in unrealized (appreciation) depreciation on investments	(7,809)	4,233
Net change in unrealized appreciation on foreign currency translation	(346)	(386)
Increase in investments due to PIK	(3,912)	(2,365)
Accretion of discounts and amortization of premiums	(1,523)	(1,698)
Amortization of deferred financing costs and debt issuance costs	1,009	2,600
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	2,231	1,582
Interest receivable on investments	(1,516)	608
Prepaid Insurance	178	-
Dividend receivable	11,918	(2,268)
Interest payable	591	(118)
Base management fee payable	(423)	295
Incentive fee payable	(1,416)	2,929
Accounts payable and accrued expenses	(1,550)	734
Net cash provided by (used in) operating activities	(101,752)	174,806

Cash flows from financing activities
Borrowings on debt	55,000	375,500
Repayments on debt	(16,000)	(486,774)
Payments of financing costs	(2,186)	-
Payments of debt issuance costs	-	(5,657)
Stockholder distributions paid	(21,951)	(21,951)
Net cash (used in) provided by financing activities	14,863	(138,882)

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(86,889)	35,924
Effect of foreign currency exchange rates	(1,853)	(3,235)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	203,581	81,702
Cash, foreign cash, restricted cash and cash equivalents, end of period	$114,839	$114,391

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$9,042	$10,886
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$-	$317,077
Company investment into ISLP in exchange for investments sold	$-	$128,970
Company investment into SLP	$5,584	$-
Deconsolidation of 2018-1 Issuer
Disposition of assets	$470,616	$-
Reduction of liabilities	$390,448	$-

	2022	2021
Cash	$55,963	$36,248
Restricted cash	34,032	76,730
Foreign cash	24,844	1,413
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$114,839	$114,391

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(In thousands)

(unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)

Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Ansett Aviation Training (6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 4.69%	4.87%	9/24/2031	AUD	21,215	15,931	15,931
		Ansett Aviation Training (6)(14)(19)(25)	Equity Interest	—	—	—	AUD	15,357	11,531	11,531
		Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L+ 8.25%	9.26%	10/9/2026		$6,540	6,497	5,853
		Forming Machining Industries Holdings, LLC (18)	First Lien Senior Secured Loan	L+ 4.25%	4.47%	10/9/2025		$16,397	16,317	15,375
		GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.79%	11/6/2025		$35,559	35,483	32,892
		GSP Holdings, LLC(3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L+ 5.75% (0.25% PIK)	6.79%	11/6/2025		$2,736	2,720	2,531
		Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—		$1	1,963	792
		Kellstrom Commercial Aerospace, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.00%	7.00%	7/1/2025		$3,305	3,252	3,017
		Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	7/1/2025		$30,407	30,046	28,583
		Mach Acquisition R/C (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/18/2026		$—	(183)	(176)
		Mach Acquisition T/L (15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	10/18/2026		$32,558	31,961	31,989
		Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—		$1,417	1,417	1,245
		WCI-HSG HOLDCO, LLC (14)(19)(25)	Preferred Equity	—	—	—		$675	675	2,097
		WCI-HSG Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/22/2025		$309	305	309
		WCI-HSG Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025		$8,688	8,625	8,688
		Whitcraft LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	4/3/2023		$—	(6)	(59)
		Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.01%	4/3/2023		$28,908	28,807	27,968
		WP CPP Holdings, LLC. (15)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026		$11,724	11,653	11,479
							Aerospace & Defense Total		$206,994	$200,045	18.0%

	Automotive	American Trailer Rental Group (19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027		$4,924	4,856	4,924
		American Trailer Rental Group (19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027		$15,192	14,885	15,193
		American Trailer Rental Group (19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027		$10,000	9,785	10,000
		American Trailer Rental Group (19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027		$9,000	8,799	9,000
		Cardo (6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028		$98	97	98
		CST Buyer Company (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/3/2025		$—	(9)	—
		CST Buyer Company (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025		$13,638	13,573	13,638
		JHCC Holdings, LLC (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	P+ 4.75%	8.25%	9/9/2025		$2,635	2,619	2,503
		JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	9/9/2025		$1,673	1,643	1,532
		JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.76%	9/9/2025		$5,782	5,777	5,493
		JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.76%	9/9/2025		$21,428	21,236	20,357
							Automotive Total		$83,261	$82,738	7.4%

	Banking	Green Street Parent, LLC (3)(5)(19)(29)	First Lien Senior Secured Loan - Revolver	—	—	8/27/2025		$—	(27)	—
		Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026		$3,428	3,382	3,428
		Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026		$4,489	4,404	4,489
							Banking Total		$7,759	$7,917	0.7%

	Beverage, Food & Tobacco	NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—		$564	843	213
							Beverage, Food & Tobacco Total		$843	$213	0.0%

	Capital Equipment	ClockSpring (15)(19)	Second Lien Senior Secured Loan	SOFR+ 6.50%	7.50%	8/1/2025		$5,100	4,998	4,998
		East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—		$1,419	1,419	1,135
		FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—		$4	—	—
		Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027		$8,000	7,828	8,000
		TCFIII Owl Finance, LLC (19)	First Lien Senior Secured Loan	12.00%	12.00%	1/30/2027		$4,420	4,356	4,354
							Capital Equipment Total		$18,601	$18,487	1.7%

	Chemicals, Plastics & Rubber	V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR+ 5.25%	6.00%	12/22/2027		$14,391	14,069	14,391
		V Global Holdings LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 5.25%	6.00%	12/22/2025		$—	(147)	—
							Chemicals, Plastics & Rubber Total		$13,922	$14,391	1.3%

	Construction & Building	Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50% PIK	6.50%	5/12/2025		$1,253	1,251	977
		Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% PIK	6.50%	5/12/2025		$13,058	13,027	10,185
		Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—		$1	12	568
		Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—		$120	1,202	1,455
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€2,087	2,274	2,244
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€677	768	727
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022		€6,335	6,902	6,775
		ServiceMaster LP Interest Class B Preferred Units (14)(19)(25)	Equity Interest	—	—	—		$327	327	341
		Service Master Revolving Loan (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 7.50%	8.50%	8/16/2027		$1,888	1,808	1,888
		Service Master Term Note (3)(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	8/16/2027		$936	919	936
		YLG Holdings, Inc. (19)(21)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	6.25%	10/31/2025		$5,047	5,042	5,047
		YLG Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/31/2025		$—	(51)	—
		YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025		$27,361	27,231	27,361
							Construction & Building Total		$60,712	$58,504	5.3%

	Consumer Goods: Durable	New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.51%	6/6/2024		$20,873	20,372	20,665
		Stanton Carpet T/L 2nd Lien (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028		$14,664	14,387	14,445
		Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR+ 8.75%	9.75%	5/30/2028		$8,915	8,743	8,737
		TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—		$1,188	1,186	446
		TLC Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	10/13/2025		$—	(42)	(854)
		TLC Purchaser, Inc. (3)(19)	First Lien Senior Secured Loan - Revolver	P+ 5.25%	8.75%	10/13/2025		$6,408	6,303	5,340
		TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025		$31,371	30,978	27,607
							Consumer Goods: Durable Total		$81,927	$76,386	6.9%

	Consumer Goods: Non-Durable	Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—		$939	939	1,300
		FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028		$21,125	20,563	21,125
		RoC Opco LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	2/25/2025		$—	(103)	—
		RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025		$31,157	30,733	31,157
		Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	9/9/2023		$14,276	14,276	14,276
		Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	5.50%	9/9/2022		$2,267	2,259	2,267
		Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023		$30,926	30,926	30,926
		WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	5.72%	3/26/2025		$563	532	563
		WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026		$37,895	37,409	37,895
		WU Holdco, Inc. (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	3/26/2026		$1,708	1,679	1,708
							Consumer Goods: Non-Durable Total		$139,213	$141,217	12.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
	Consumer Goods: Wholesale	WSP LP Interest (14)(19)(25)	Equity Interest	—	—	—		$2,898	2,898	2,182
		WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027		$6,048	5,938	5,851
		WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	4/27/2023		$—	(28)	(58)
		WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	6.25%	4/27/2027		$47	39	33
							Consumer Goods: Wholesale Total		$8,847	$8,008	0.7%

	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/29/2027		$—	(62)	—
		ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027		$14,139	13,869	14,139
							Containers, Packaging, & Glass Total		$13,807	$14,139	1.3%

	Energy: Oil & Gas	Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	5.75%	7/2/2024		$708	681	708
		Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.76%	7/2/2024		$33,249	33,051	33,248
		Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024		$2,791	2,765	2,791
								Energy: Oil & Gas Total	$36,497	$36,747	3.3%

	FIRE: Finance	Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR+ 4.75%	5.75%	12/23/2026		$2,522	2,472	2,522
		Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 4.75%	5.75%	12/23/2026		$8,618	8,520	8,618
		Allworth Financial Group, L.P. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/23/2026		$—	(14)	—
		TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$9,471	9,471	9,471
		TA/Weg Holdings (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	10/2/2025		$2,391	2,380	2,391
							FIRE: Finance Total		$22,829	$23,002	2.1%

	FIRE: Insurance	Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.68%	12/19/2024		$9,175	9,152	9,175
		Margaux Acquisition Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		$—	(26)	—
		Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.68%	12/19/2024		$17,728	17,535	17,728
		Margaux UK Finance Limited (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(5)	(3)
		Margaux UK Finance Limited (6)(16)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.50%	12/19/2024		£7,551	9,747	9,871
		MRHT Facility A (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€216	249	239
		MRHT Acquisition Facility (3)(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€267	297	296
		Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/26/2028		£3,210	3,584	3,558
		Paisley Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	11/26/2028		£—	(81)	—
		World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	4/1/2026		$8,337	8,271	8,337
		World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	4/1/2026		$70	55	70
		World Insurance (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.76%	4/1/2026		$3,137	3,084	3,137
							FIRE: Insurance Total		$51,862	$52,408	4.7%

	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—			$1,953	1,953	1,053
		CPS Group Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	3/3/2025		$—	(49)	—
		CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.00%	3/3/2025		$44,902	44,654	44,902
		Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA+ 4.50%	4.96%	10/28/2024		£10	13	13
		Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026		£121	164	160
		Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025		£42	32	32
		Great Expressions Dental Center PC (3)(13)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L+ 4.25% (0.50% PIK)	5.75%	9/28/2022		$966	964	871
		Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L+ 4.25% (0.50% PIK)	5.75%	9/28/2023		$7,841	7,860	7,214
		Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	142	146
		Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€225	247	249
		Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	1/2/2025		$1,532	1,437	1,430
		Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	1/2/2025		$7,195	7,094	7,087
		SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.50%	6/16/2027		$197	178	197
		SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028		$8,760	8,622	8,760
		TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,362	8,880
							Healthcare & Pharmaceuticals Total		$82,673	$80,994	7.3%

	High Tech Industries	AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	4/1/2025		$11,886	11,754	11,886
		Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027		$11,292	11,092	11,095
		Appriss Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	5/6/2027		$—	(13)	—
		Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—		$2,136	1,606	1,519
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$1	1,029	1,032
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$2	1,715	1,719
		Armstrong Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.25%	6.06%	4/30/2025		£56	78	74
		Armstrong Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.25%	6.06%	4/30/2025		£1,589	1,964	2,088
		CB Nike IntermediateCo Ltd (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/31/2025		$—	(1)	—
		CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$346	342	346
		Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L+ 4.25%	4.71%	7/30/2025		$11,236	11,216	11,117
		Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$3,345	3,345	3,345
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	7/19/2025		$11,059	11,076	11,059
		Element Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	6.50%	7/19/2024		$1,700	1,675	1,700
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025		$36,912	37,100	36,912
		Gluware T/L (6)(19)(26)	First Lien Senior Secured Loan	9.00% (3.50% PIK)	12.50%	10/15/2025		$18,898	18,271	18,301
		Gluware Warrant (6)(14)(19)(25)	Warrants	—	—	—		$3,328	478	466
		MRI Software LLC (15)(19)(28)	First Lien Senior Secured Loan	L+ 5.50%	6.51%	2/10/2026		$25,860	25,792	25,860
		MRI Software LLC (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	2/10/2026		$—	49	—
		Revalize, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	4/15/2027		$—	(127)	(100)
		Revalize, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	5.75%	4/15/2027		$838	825	827
		Revalize, Inc. (19)(29)(32)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.25%	6.76%	4/15/2027		$5,117	5,070	5,079
		Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/6/2028		$26,033	25,507	25,773
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	3/6/2028		$—	(26)	(26)
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	3/6/2028		$—	(26)	(26)
		Superna Inc. (6)(19)(25)	Equity Interest	—	—	—		$1,463	1,463	1,463
		Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/9/2026		$—	(23)	(25)
		Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	12/9/2026		$2,330	2,286	2,283
		Utimaco, Inc. (6)(18)(19)	First Lien Senior Secured Loan	L+ 4.00%	4.36%	8/9/2027		$148	146	148
		Ventiv Holdco, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	9/3/2025		$—	(36)	—
		Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—		$28	2,833	2,514
		Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$13,883	13,754	13,883
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	85
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.42%	3/10/2025	NOK	740	93	84
							High Tech Industries Total		$190,399	$190,481	17.1%

	Hospitality Holdings	PPX Class A Units (14)(19)(25)	Preferred Equity	—	—	—		$33	—	163
		PPX Class B Units (14)(19)(25)	Preferred Equity	—	—	—		$33	5,000	5,424
							Hospitality Holdings Total		$5,000	$5,587	0.5%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L+ 7.50%	7.73%	2/1/2027		$20,193	19,794	18,678
		Captain D's LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/15/2023		$—	(5)	—
		Captain D's LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$6,830	6,828	6,830

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
		Captain D's LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,315	2,293	2,315
		Concert Golf Partners Holdco T/L (18)(19)(29)	First Lien Senior Secured Loan	SOFR+ 5.75%	6.59%	3/30/2029		$27,664	27,111	27,111
		Concert Golf Partners Holdco DD T/L (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	3/30/2029		$—	(84)	(84)
		Concert Golf Partners Holdco R/C (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 5.75%	6.50%	3/31/2028		$356	306	306
		Quidditch Acquisition, Inc. (15)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$9,151	9,214	8,923
							Hotel, Gaming & Leisure Total		$65,457	$64,079	5.8%

	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (15)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$5,068	5,070	3,801
		Ansira Holdings, Inc. (3)(15)(19)(23)	First Lien Senior Secured Loan - Revolver	P+ 5.75%	6.75%	12/20/2024		$5,383	5,383	3,613
		Ansira Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.51%	12/20/2024		$40,780	40,759	30,584
		TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	97	75	69
		TGI Sport Bidco Pty Ltd (2)(3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	4/30/2026	AUD	-	—	(156)
							Media: Advertising, Printing & Publishing Total		$51,287	$37,911	3.4%

	Media: Broadcasting & Subscription	Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$1,443	1,406	1,406
		Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		€1,300	1,415	1,404
							Media: Broadcasting & Subscription Total		$2,821	$2,810	0.3%

	Media: Diversified & Production	9 Story Media Group Inc. (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	4/30/2026	CAD	-	—	—
		9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	69	52	55
		9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€37	43	41
		Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$9,971	9,971	9,971
		Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.76%	6/15/2022		$15,095	15,104	14,189
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.76%	6/15/2022		$9,788	9,795	9,201
		International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	5/31/2023		£87	107	114
		Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		€4,065	3,968	4,065
							Media: Diversified & Production Total		$40,315	$38,911	3.5%

	Retail	Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 6.75%	7.75%	7/6/2022		$1,559	1,559	1,559
		Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022		$18,172	18,172	18,172
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR+ 5.25%	6.43%	5/26/2028	CAD	2,414	1,897	1,934
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR+ 5.25%	6.25%	5/26/2026	CAD	1,173	906	939
		New Look (Delaware) Corporation (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028		$321	310	321
		New Look (Delaware) Corporation (15)(19)(29)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	5/26/2028		$9,726	9,633	9,726
		Thrasio, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$8,550	8,347	8,550
		Walker Edison Initial Term Loan (15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (3.00% PIK)	9.75%	8/5/2027		$20,692	20,505	19,709

							Retail Total		$61,329	$60,910	5.5%

	Services: Business	AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	4.71%	7/10/2025		$3,806	3,801	3,108
		AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	L+ 4.25%	4.71%	7/10/2025		$15,727	15,710	12,844
		Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028		$48,722	48,237	48,235
		Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.25%	7.25%	3/10/2028		$1,050	862	861
		ACAMS (14)(19)(25)	Equity Interest	—	—	—		$3,337	3,337	3,337
		Brook Bidco Series A Preferred Units (6)(14)(19)(25)	Preferred Equity	—	—	—		£5,675	7,783	8,367
		Brook Bidco Facility B (6)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.31%	7/7/2028		£643	879	845
		Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.20%	1/29/2029		£27,570	36,875	35,862
		Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.20%	1/29/2029		£3,312	4,486	4,330
		Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$237	235	237
		Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—		$2	2,448	2,789
		iBanFirst Facility Series A Preferred Units (6)(14)(19)(25)	Preferred Equity	—	—	—		€5,080	5,996	6,324
		iBanFirst Facility B (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€579	664	642
		iBanFirst Revolving Facility (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR+ 8.50%	8.50%	7/13/2028		€2,030	2,246	2,250
		Learning Pool Capex and Acquisition Facility 1 (6)(16)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028		$271	352	357
		Learning Pool Capex and Acquisition Facility 2 (6)(16)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028		$97	128	128
		masLabor Equity (19)(25)	Equity Interest	—	—	—		$345	345	385
		masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	7/1/2027		$—	(20)	—
		masLabor Term Loan Note (15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027		$8,578	8,335	8,578
		Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£123	167	161
		Opus2 (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	5/5/2028		£—	(168)	—
		Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—		€1,460	1,769	2,137
		Parcel2Go Acquisition Facility (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.20%	7/15/2028		£39	50	50
		Parcel2Go Facility B (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.44%	7/15/2028		£125	169	164
		Parcel2Go Shares (6)(14)(19)(25)	Equity Interest	—	—	—		£2,881	3,983	3,785
		Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	9/3/2026		$—	(91)	—
		Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$11,094	10,888	11,094
		Smartronix RC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	11/23/2028		$—	(120)	(79)
		Smartronix T/L (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028		$23,732	23,282	23,435
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,943	7,370
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€7,055	8,213	7,818
		TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	12/23/2025		$458	412	458
		TEI Holdings Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/23/2026		$38,695	38,425	38,695
		WCI Gigawatt Purchaser DD T/L (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	11/19/2027		$3,219	3,116	3,170
		WCI Gigawatt Purchaser R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	11/19/2027		$483	415	451
		WCI Gigawatt Purchaser T/L (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027		$11,475	11,230	11,360
							Services: Business Total		$252,382	$249,548	22.2%

	Services: Consumer	MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—		$1	798	805
		MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/21/2026		$—	(82)	—
		MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$26,951	26,522	26,951
		Restaurant Technologies T/L B (18)	First Lien Senior Secured Loan	SOFR+ 4.75%	4.90%	3/19/2029		$3,369	3,284	3,284
		Surrey Bidco Limited (6)(17)(19)(26)	First Lien Senior Secured Loan	SONIA+ 6.00% PIK	6.50%	5/11/2026		£52	65	60
		Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.19%	6/28/2024	AUD	206	142	155
							Services: Consumer Total		$30,729	$31,255	2.8%

	Telecommunications	ACM dcBLOX LLC (14)(19)(25)	Preferred Equity	—	—	—		$3,822	3,851	4,232
		Conterra Ultra Broadband Holdings, Inc. (15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	4/30/2026		$6,305	6,286	6,282
		DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan	L+ 2.00% (6.00% PIK)	9.00%	3/22/2026		$19,540	19,298	19,540
		Horizon Telcom, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.00%	6/15/2023		$116	114	116
		Horizon Telcom, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$247	246	247
		Horizon Telcom, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$3,630	3,626	3,630
							Telecommunications Total		$33,421	$34,047	3.1%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
	Transportation: Cargo	A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.00%	7.00%	5/5/2025	$2,711	2,650	2,711
		A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$32,230	31,842	32,230
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$2,417	2,386	2,417
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$5,958	5,904	5,958
		A&R Logistics, Inc. (19)	First Lien Senior Secured Loan	SOFR+ 6.50%	7.50%	5/5/2025	$2,709	2,690	2,709
		ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	$1	445	589
		ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	$9	9	49
		Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	$1,011	1,011	1,056
		Grammer Investment Holdings LLC (19)(25)(26)	Preferred Equity	10.00% PIK	10.00%	—	$8	790	818
		Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	$122	—	126
		Grammer Purchaser, Inc. (3)(19)(29)	First Lien Senior Secured Loan - Revolver	—	—	9/30/2024	$—	—	—
		Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	9/30/2024	$3,843	3,782	3,843
		Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$8,770	8,636	8,771
		Omni Intermediate Holdings Closing Date Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$8,126	8,049	8,126
		Omni Intermediate R/C (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	11/23/2025	$—	—	—
		Omni Intermediate DD (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	11/23/2026	$366	358	358
		REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	1,377	1,377	3,089
							Transportation: Cargo Total	$69,929	$72,850	6.6%

	Transportation: Consumer	Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	$3,090	3,090	1,353
		Toro Private Investments II, L.P. (6)(18)(26)	First Lien Senior Secured Loan	L+ 5.00% (1.75% PIK)	6.97%	5/29/2026	$6,718	4,958	5,988
		Toro Private Investments ll, L.P. (6)(15)(26)	First Lien Senior Secured Loan	L+ 1.50% (7.25% PIK)	9.75%	2/28/2025	$380	376	395
							Transportation: Consumer Total	$8,424	$7,736	0.7%

	Wholesale	Abracon Group Holding, LLC (14)(19)(25)	Equity Interest	—	—	—	$2	1,833	5,080
		Abracon Group Holding, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(16)	—
		Abracon Group Holding, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	$27,434	27,368	27,434
		Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.71%	8/28/2024	$2,297	2,269	2,297
		Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.71%	8/28/2024	$14,176	14,025	14,176
		Armor Group, LP (14)(19)(25)	Equity Interest	—	—	—	$10	1,012	2,216
		PetroChoice Holdings, Inc. (15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,740	9,728	9,229
		PetroChoice Holdings, Inc. (15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,428	6,408	6,090
							Wholesale Total	$62,627	$66,522	6.0%
							Non-Controlled /Non-Affiliate Investments Total	$1,703,867	$1,677,843	150.9%

Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	$6,720	6,720	19,527
							Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	$1,123	—	—
		Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	$36,084	10,104	24,951
		Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2.00% PIK)	8.00%	9/3/2025	$8,071	8,071	8,071
							Energy: Oil & Gas Total	$18,175	$33,022	3.0%

	FIRE: Finance	BCC Middle Market CLO 2018-1, LLC (10)(19)(25)	Equity Interest	—	—	10/20/2030	$25,635	24,050	24,050
							FIRE: Finance Total	$24,050	$24,050	2.2%

	Transportation: Consumer	Direct Travel, Inc. (10)(18)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,841	4,841	4,841
		Direct Travel, Inc. (10)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$3,440	3,440	2,924
		Direct Travel, Inc. (10)(15)(19)(26)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$1,741	1,741	1,480
		Direct Travel, Inc. (10)(15)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$58,721	58,721	49,913
		Direct Travel, Inc. (3)(10)(15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$73,070	$63,485	5.6%
							Non-Controlled /Affiliate Investments Total	$122,015	$140,084	12.6%

Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	$11,863	11,863	10,436
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest	—	—	—	$1,116	1,116	—
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(18)(19)(20)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$7,377	7,377	6,547
		Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	$90,450	90,451	82,195
							Aerospace & Defense Total	$110,807	$99,178	8.9%

	Investment Vehicles	Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	L+ 10.00%	10.00%	12/27/2033	$35,780	35,780	35,780
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	$10	10	10
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	$5,594	5,594	5,594
		International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	$44,555	42,109	46,261
		International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	$133,632	133,632	133,632
							Investment Vehicles Total	$217,125	$221,277	19.9%

	Transportation: Cargo	Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	$15,018	15,328	16,290
							Transportation: Cargo Total	$15,328	$16,290	1.5%

							Controlled Affiliate Investments Total	$343,260	$336,745	30.3%
							Investments Total	$2,169,142	$2,154,672	193.8%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	0.03%	—	$61,637	$61,637	$61,637
							Cash Equivalents Total	$61,637	$61,637	5.6%
							Investments and Cash Equivalents Total	$2,230,779	$2,216,309	199.4%

Forward Foreign Currency Exchange Contracts
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation) (8)
US DOLLARS 24,029	POUND STERLING 17,640	Bank of New York Mellon	5/18/2022	$861
US DOLLARS 13,822	AUSTRALIAN DOLLARS 19,080	Bank of New York Mellon	9/2/2022	(548)
US DOLLARS 55,754	EURO 45,780	Bank of New York Mellon	9/2/2022	4,442
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	1,453
US DOLLARS 5,940	EURO 5,200	Bank of New York Mellon	9/6/2022	(112)
US DOLLARS 12,569	POUND STERLING 9,120	Bank of New York Mellon	9/6/2022	562
US DOLLARS 8,457	EURO 7,120	Citibank	9/2/2022	477
US DOLLARS 8,144	EURO 7,120	Citibank	9/6/2022	(163)
				$6,972

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate ("SOFR"), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA")and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, SOFR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, or Prime and the current weighted average interest rate in effect at March 31, 2022. Certain investments are subject to a LIBOR, SOFR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,111,736 as of March 31, 2022.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets totaled 19.96% of the Company’s total assets.
(7)	Blank
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Blank
(13)	$6 of the total par amount for this security is at P+ 4.25%.
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(23)	$992 of the total par amount for this security is at L + 5.75%.
(24)	Blank
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $317,854 or 28.59% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
iBanFirst Facility Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
Superna Inc.	3/8/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)	Cash equivalents include $34,032 of restricted cash.
(31)	Loan includes interest rate floor of 2.00%.
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments
As of December 31, 2021
(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)	Second Lien Senior Secured Loan	L+ 8.25%	8.47%	10/9/2026	$6,540	6,494	5,821
		Forming & Machining Industries Inc.(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.47%	10/9/2025	$16,439	16,352	15,288
		GSP Holdings, LLC(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.75%	11/6/2024	$35,622	35,516	32,951
		GSP Holdings, LLC(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$1,602	1,573	1,261
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	913
		Kellstrom Commercial Aerospace, Inc.(18)(19)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/1/2025	$2,239	2,176	1,919
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$32,855	32,430	30,884
		Mach Acquisition R/C(2)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/18/2026	$—	(193)	(201)
		Mach Acquisition T/L(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	10/18/2026	$32,640	32,006	31,987
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	1,204
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,993
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	2/24/2025	$1,209	1,190	1,209
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,422	17,285	17,422
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(7)	(59)
		Whitcraft LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$39,775	39,594	38,482
		WP CPP Holdings, LLC.(12)(15)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,646	11,495
							Aerospace & Defense Total	$200,117	$192,569	17.5%
	Automotive	American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$4,913	4,842	4,913
		American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$15,114	14,793	15,114
		Cardo(6)(12)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$10,898	10,795	10,898
		CST Buyer Company(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(11)	—
		CST Buyer Company(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	$19,238	19,122	19,238
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	P+ 4.50%	7.75%	9/9/2025	$2,635	2,618	2,635
		JHCC Holdings, LLC(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	6.75%	9/9/2025	$894	863	894
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	9/9/2025	$5,782	5,776	5,782
		JHCC Holdings, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	9/9/2025	$29,081	28,799	29,081
							Automotive Total	$87,597	$88,555	8.1%
	Banking	Green Street Parent, LLC(3)(5)(17)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(29)	—
		Green Street Parent, LLC(12)(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	5.50%	8/27/2026	$14,190	13,988	14,190
		Green Street Parent, LLC(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.50%	8/27/2026	$4,500	4,411	4,500
							Banking Total	$18,370	$18,690	1.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
	Beverage, Food & Tobacco	NPC International, Inc.(19)(25)(27)	Equity Interest	—	—	—	564	843	228
							Beverage, Food & Tobacco Total	$843	$228	0.0%
	Capital Equipment	East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	1,065
		Electronics For Imaging, Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 9.00%	9.10%	7/23/2027	$12,070	11,460	11,285
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	—	—
		Jonathan Acquisition Company(19)(15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,821	8,000
		Tidel Engineering, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$38,155	38,155	38,155
		Tidel Engineering, L.P.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$6,337	6,274	6,336
							Capital Equipment Total	$65,129	$64,841	5.9%
	Chemicals, Plastics & Rubber	V Global Holdings LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$24,813	24,242	24,813
		V Global Holdings LLC(15)(19)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/22/2025	$2,050	1,893	2,050
							Chemicals, Plastics & Rubber Total	$26,135	$26,863	2.4%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$1,197	1,195	946
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$12,622	12,586	9,971
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	407
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,427
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,326
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	754
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,895	7,041
		ServiceMaster LP Interest Class B Preferred Units(14) (19)(25)	Equity Interest	—	—	—	—	327	353
		Service Master Revolving Loan(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 7.50%	8.50%	8/16/2027	$1,260	1,176	1,260
		Service Master Term Note(17)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	8/16/2027	$939	921	939
		YLG Holdings, Inc.(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.00%	7.00%	10/31/2025	$5,060	5,055	5,060
		YLG Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	10/31/2025	$—	(55)	—
		YLG Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025	$38,086	37,900	38,086
							Construction & Building Total	$70,256	$68,570	6.2%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/6/2024	$16,752	16,678	16,250
		Stanton Carpet T/L 2nd Lien(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028	$19,664	19,277	19,271
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	431
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	10/13/2025	$—	(45)	(854)
		TLC Purchaser, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	8.50%	10/13/2025	$6,408	6,296	5,340
		TLC Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025	$41,066	40,511	36,137
							Consumer Goods: Durable Total	$83,903	$76,575	7.0%
	Consumer Goods: Non-Durable	Fineline Parent Holdings(14)(19)(25)	Equity Interest	—	—	—	939	939	1,241
		FL Hawk Intermediate Holdings, Inc.(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,543	21,125
		New Era Cap Co., Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$9,970	9,970	9,970
		RoC Opco LLC(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	2/25/2025	$—	(111)	—
		RoC Opco LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	$40,079	39,486	40,079

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50%	6.50%	9/9/2023	$14,276	14,276	14,276
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 4.50%	5.50%	9/9/2022	$907	895	907
		Solaray, LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	$41,729	41,729	41,729
		WU Holdco, Inc.(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.50%	5.72%	3/26/2025	$1,690	1,656	1,690
		WU Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$44,452	43,847	44,452
		WU Holdco, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$6,594	6,534	6,594
		WU Holdco, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	3/26/2026	$—	(31)	—
							Consumer Goods: Non-Durable Total	$179,733	$182,063	16.6%
	Consumer Goods: Wholesale	WSP LP Interest(14)(19)(25)	Equity Interest	—	—	—	2,898	2,898	2,829
		WSP Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	$12,251	12,017	12,037
		WSP Initial Term Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	4/27/2023	$—	(36)	(31)
		WSP Revolving Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	4/27/2027	$—	(9)	(8)
							Consumer Goods: Wholesale Total	$14,870	$14,827	1.3%
	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC(16)(19)	First Lien Senior Secured Loan—Revolver	L+ 6.00%	6.75%	12/29/2027	$651	586	586
		ASP-r-pac Acquisition Co LLC(12)(16)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027	$27,339	26,793	26,792
							Containers, Packaging, & Glass Total	$27,379	$27,378	2.5%
	Energy: Oil & Gas	Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.75%	6.75%	7/2/2024	$1,488	1,457	1,487
		Amspec Services, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,207	42,923	43,207
		Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,798	2,768	2,798
							Energy: Oil & Gas Total	$47,148	$47,492	4.3%
	FIRE: Finance	Allworth Financial Group, L.P.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	12/23/2026	$2,528	2,476	2,528
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	12/23/2026	$10,037	9,908	10,037
		Allworth Financial Group, L.P.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/23/2026	$—	(15)	—
		TA/Weg Holdings(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$9,495	9,495	9,495
		TA/Weg Holdings(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$2,392	2,381	2,392
							FIRE: Finance Total	$24,245	$24,452	2.2%
	FIRE: Insurance	Margaux Acquisition Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	12/19/2024	$9,198	9,173	9,198
		Margaux Acquisition, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	$—	(28)	—
		Margaux Acquisition Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/19/2024	$28,334	28,000	28,334
		Margaux UK Finance Limited(3)(6)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£89	112	120
		Margaux UK Finance Limited(6)(15)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,551	9,740	10,218
		MRHT Facility A(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028	€216	248	245
		MRHT Acquisition Facility(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/26/2028	€—	(6)	—
		Paisley Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/24/2028	£3,210	3,583	3,614

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Paisley Bidco Limited(2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	11/24/2028	£—	(84)	(86)
World Insurance(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	4/1/2026	$8,358	8,285	8,296
World Insurance(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.75%	4/1/2026	$70	54	63
World Insurance(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	4/1/2026	$3,144	3,088	3,121
FIRE: Insurance Total	$62,165	$63,123	5.7%
Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—	1,953	1,953	1,153
CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/3/2025	$—	(52)	—
CPS Group Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/3/2025	$54,843	54,517	54,843
Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024	£10	13	13
Datix Bidco Limited(6)(18)(19)	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026	£121	164	164
Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	42	32	31
Great Expressions Dental Centers PC(13)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 4.75% (0.5% PIK)	5.75%	9/28/2022	$1,027	1,025	929
Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	5.75%	9/28/2023	$7,831	7,844	7,205
Island Medical Management Holdings, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023	$8,520	8,496	8,371
Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026	€131	142	149
Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026	€225	247	255
SunMed Group Holdings, LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.50%	6/16/2027	$197	177	197
SunMed Group Holdings, LLC(12)(16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028	$18,510	18,204	18,510
TecoStar Holdings, Inc.(12)(15)(19)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024	$9,472	9,354	8,951
Healthcare & Pharmaceuticals Total	$102,116	$100,771	9.2%
High Tech Industries	AMI US Holdings Inc.(3)(6)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	5.35%	4/1/2024	$698	682	698
AMI US Holdings Inc.(6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025	$12,892	12,735	12,892
Appriss Holdings, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027	$11,292	11,081	11,179
Appriss Holdings, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/6/2027	$—	(13)	(8)
Appriss Holdings, Inc.(19)(25)	Equity Interest	—	—	—	2,136	1,606	1,552
AQ Software Corporation(19)	Preferred Equity	—	—	—	1	1,029	1,029
AQ Software Corporation(19)	Preferred Equity	—	—	—	2	1,715	1,715
Armstrong Bidco Limited(3)(6)(19)(21)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025	£56	78	76
Armstrong Bidco T/L(6) (19)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	4/30/2025	£705	763	954
CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	10/31/2025	$44	44	44
CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025	$347	342	347
Drilling Info Holdings, Inc(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/30/2025	$22,152	22,101	21,930
Eagle Rock Capital Corporation(19)	Preferred Equity	—	—	—	2,354	2,354	2,354
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	7/18/2025	$11,078	11,097	11,078
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/19/2024	$1,700	1,672	1,700
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025	$37,007	37,199	37,007

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
		Gluware T/L(6)(19)	First Lien Senior Secured Loan	Fixed+ 12.50%	9.00%	10/15/2025		$18,898	18,534	18,520
		Gluware Warrant(6)(19)	Warrants	—	—	—		3,328	—	—
		MRI Software LLC(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,926	25,850	25,926
		MRI Software LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026		$—	48	—
		Revalize, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	4/15/2027		$—	(133)	(134)
		Revalize, Inc.(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/15/2027		$—	(13)	(13)
		Revalize, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	4/15/2027		$5,130	5,079	5,079
		Swoogo LLC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/9/2026		$—	(25)	(25)
		Swoogo LLC(15)(19)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	12/9/2026		$2,330	2,284	2,283
		Utimaco, Inc.(6)(18)(19)	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027		$148	146	148
		Ventiv Topco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2025		$—	(38)	—
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—		28	2,833	2,755
		Ventiv Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$23,812	23,576	23,812
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	87
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	740	93	84
								High Tech Industries Total	$182,811	$183,069	16.6%
	Hospitality Holdings	PPX Class A Units(14)(19)(25)	Preferred Equity	—	—	—		33	—	163
		PPX Class B Units(14)(19)(25)	Preferred Equity	—	—	—		33	5,000	5,279
								Hospitality Holdings Total	$5,000	$5,442	0.5%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 7.50%	7.59%	2/1/2027		$20,193	19,772	18,679
		Captain D’s LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/15/2023		$—	(6)	—
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,539	12,559
		Captain D’s LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,326	2,301	2,326
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,636	18,626	18,392
								Hotel, Gaming & Leisure Total	$53,232	$51,956	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,873	4,874	3,862
		Ansira Holdings, Inc.(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	7.41%	12/20/2024		$5,383	5,383	3,913
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$40,086	40,057	31,768
		TGI Sport Bidco Pty Ltd(6)(17)(19)	First Lien Senior Secured Loan	BBSW+ 7.00%	7.50%	4/30/2026	AUD	97	75	67
		TGI Sport Bidco Pty Ltd(2)(3)(6)(17)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2027	AUD	—	—	(151)
								Media: Advertising, Printing & Publishing Total	$50,389	$39,459	3.6%
	Media: Broadcasting & Subscription	Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$4,350	4,234	4,350
		Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$4,629	4,506	4,629
								Media: Broadcasting & Subscription Total	$8,740	$8,979	0.8%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(16)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2026	CAD	—	—	—
		9 Story Media Group Inc.(6)(16)(19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	72	54	57

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date		Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		9 Story Media Group Inc.(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€39	45	44
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€4,162	5,055	4,732
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,114	14,340
		Efficient Collaborative Retail Marketing Company, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,800	9,298
		International Entertainment Investments Limited(6) (18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023		£87	106	118
								Media: Diversified & Production Total	$46,420	$44,835	4.1%
	Retail	Batteries Plus Holding Corporation(19)(31)	First Lien Senior Secured Loan—Revolver	P+ 5.75%	8.44%	6/30/2023		$817	817	817
		Batteries Plus Holding Corporation(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/30/2023		$28,672	28,671	28,671
		New Look Vision Group(6)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD	2,380	1,868	1,883
		New Look Vision Group(6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.25%	6.25%	5/26/2026		CAD 313	228	248
		New Look Vision Group(16)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.50%	6.25%	5/26/2028		CAD 322	310	322
		New Look Vision Group(16)(19)(29)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	5/26/2028		CAD 9,750	9,653	9,750
		Thrasio, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$21,746	21,241	21,746
		Walker Edison Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	9.75%	8/5/2027		$20,447	20,248	19,627
								Retail Total	$83,036	$83,064	7.6%
	Services: Business	AMCP Clean Acquisition Company, LLC(12)(18)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.35%	7/10/2025		$3,816	3,810	3,189
		AMCP Clean Acquisition Company, LLC(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/10/2025		$15,767	15,747	13,176
		Brook Bidco I Limited(6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028		£5,385	7,047	7,287
		Brook Bidco I Limited(6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028		£7,180	9,396	9,716
		Brook Bidco Series A Preferred Units(6)(14)(19)(25)	Preferred Equity	—	—	—		5,675	7,783	7,908
		Brook Bidco Facility B(6)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028		£684	935	926
		Chamber Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$237	234	237
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—		2	2,448	2,550
		iBanFirst Facility Series A Preferred Units(6)(14)(19)(25)	Preferred Equity	—	—	—		5,080	5,996	6,290
		iBanFirst Facility B(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€102	128	116
		iBanFirst Revolving Facility(6)(18)(19)	First Lien Senior Secured Loan— Revolver	EURIBOR+ 8.50%	8.50%	7/13/2028		€2,030	2,244	2,308
		masLabor Equity(19)(25)	Equity Interest	—	—	—		345	345	372
		masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/1/2027		$—	(21)	—
		masLabor Term Loan Note(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027		$8,578	8,324	8,578
		Opus2(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£123	167	166
		Opus2(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	5/5/2028		£—	(173)	—
		Opus2(6)(25)(19)	Equity Interest	—	—	—		1,460	1,769	2,373

		Parcel2Go Acquisition Facility(3)(6)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.92%	7/15/2028		£3,863	4,982	5,183

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)

		Parcel2Go Facility B(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028		£125	169	169
		Parcel2Go Shares(6)(14)(19)(25)	Equity Interest	—	—	—		2,881	3,983	3,899
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026		$—	(96)	—
		Refine Intermediate, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$21,894	21,467	21,894
		Smartronix RC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/23/2028		$—	(124)	(126)
		Smartronix T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028		$36,991	36,260	36,251
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,939	7,561
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	L+ 8.50%	10.00%	2/17/2026		£10,055	11,700	11,432
		TEI Holdings Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+6.00%	7.00%	12/23/2025		$458	412	458
		TEI Holdings Inc.(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 7.00% (1.25% PIK)	8.25%	12/23/2026		$48,720	48,350	48,720
		WCI Gigawatt Purchaser DD T/L(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	11/19/2027		$3,182	3,076	3,074
		WCI Gigawatt Purchaser R/C(2)(3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/19/2027		$—	(71)	(72)
		WCI Gigawatt Purchaser T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027		$22,304	21,809	21,802
							Services: Business Total		$226,035	$225,437	20.5%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—		1	798	798
		MZR Buyer, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/21/2026		$—	(86)	—
		MZR Buyer, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,228	39,551	40,228
		Surrey Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£50	62	60
		Zeppelin BidCo Pty Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	206	142	150
							Services: Consumer Total		$40,467	$41,236	3.7%
	Telecommunications	ACM dcBLOX LLC(14)(19)(25)	Preferred Equity	—	—	—		3,822	3,851	4,130
		Conterra Ultra Broadband Holdings, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	4/30/2026		$6,321	6,300	6,332
		DC Blox Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 8.00% (6.00% PIK)	9.00%	3/22/2026		$16,998	16,738	16,998
		DC Blox Inc.(14)(19)(25)	Warrants	—	—	—		177	2	—
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023		$116	114	116
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$890	888	890
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,104	13,045	13,104
							Telecommunications Total		$40,938	$41,570	3.8%
	Transportation: Cargo	A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	7.00%	5/5/2025		$2,815	2,748	2,815
		A&R Logistics, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,092	42,527	43,092
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$2,423	2,391	2,423
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$5,974	5,916	5,974
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,716	2,695	2,716
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		445	445	575
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		9	9	81
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—		1,011	1,011	1,056
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—		8	790	830
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—		122	—	126
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/30/2024		$7,319	7,202	7,319

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
		Omni Logistics, LLC(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,527	13,770
		Omni Intermediate DD T/L 1(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$776	769	768
		Omni Intermediate DD T/L 2(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$46	37	37
		Omni Intermediate Holdings Closing Date Term Loan (15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$7,306	7,233	7,233
		Omni Intermediate R/C(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	11/23/2025	$183	183	176
		REP Coinvest III- A Omni, L.P.(14)(19)(25)	Equity Interest	—	—	—	1,377	1,377	2,616
							Transportation: Cargo Total	$88,860	$91,607	8.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—	3,090	3,090	1,353
		Toro Private Investments II, L.P.(6)(12)(18)(19)	First Lien Senior Secured Loan	L+ 6.75%	6.90%	5/29/2026	$6,706	4,846	5,603
		Toro Private Investments II, L.P.(6)(15)(26)	First Lien Senior Secured Loan	L+ 1.50% (7.25% PIK)	9.75%	2/28/2025	$366	363	377
							Transportation: Consumer Total	$8,299	$7,333	0.7%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—	2	1,833	3,282
		Abracon Group Holding, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(18)	—
		Abracon Group Holding, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	$35,363	35,270	35,363
		Aramsco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(30)	—
		Aramsco, Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.35%	8/28/2024	$23,796	23,537	23,796
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,131
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,740	9,721	9,327
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,445	6,412	6,171
							Wholesale Total	$77,737	$80,070	7.3%
							Non-Controlled/Non-Affiliate Investments Total	$1,921,970	$1,901,054	172.8%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	19,527
							Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36,084	10,104	19,720
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,336	12,336	12,336
							Energy: Oil & Gas Total	$22,440	$32,056	2.9%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,766	4,766	4,766
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$3,370	3,370	2,831
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$1,710	1,710	1,436
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$57,555	57,555	48,347
		Direct Travel, Inc.(10)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc.(10)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$71,728	$61,707	5.6%
							Non-Controlled/Affiliate Investments Total	$100,888	$113,290	10.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	11,863	11,863	10,563
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(19)(20)(25)	Equity Interest	—	—	—	1,116	1,116	—
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(18)(19)(20)(26)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$7,377	7,377	6,627
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	88,985	88,985	72,839
							Aerospace & Defense Total	$109,341	$90,029	8.2%
	Investment Vehicles	International Senior Loan Program, LLC(6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	41,823	39,596	44,444
		International Senior Loan Program, LLC(6)(10)(11)(15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	$125,437	125,437	125,437
							Investment Vehicles Total	$165,033	$169,881	15.4%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	13,843	14,152	14,851
							Transportation: Cargo Total	$14,152	$14,851	1.4%
							Controlled Affiliate Investments Total	$288,526	$274,761	25.0%
							Investments Total	$2,311,384	$2,289,105	208.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class(30)	Cash Equivalents	—	0.03%	—	$177,554	$177,554	$177,554
							Cash Equivalents Total	$177,554	$177,554	16.1%
							Investments and Cash Equivalents Total	$2,488,938	$2,466,659	224.2%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)(8)
US DOLLARS 1,458	POUND STERLING 1,100	Bank of New York Mellon	2/18/2022	$(31)
US DOLLARS 481	AUSTRALIAN DOLLARS 410	Bank of New York Mellon	3/2/2022	183
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	721
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	3,390
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	563
US DOLLARS 14,330	EURO 12,550	Bank of New York Mellon	9/6/2022	25
US DOLLARS 35,821	POUND STERLING 25,700	Citibank	2/18/2022	1,035
US DOLLARS 6,954	POUND STERLING 5,260	Citibank	2/23/2022	166
US DOLLARS 12,327	EURO 10,510	Citibank	9/2/2022	305
US DOLLARS 4,754	EURO 3,251	Citibank	9/6/2022	(1,036)
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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries in its consolidated financial statements BCSF CFSH, LLC, BCSF CFS, LLC and BCC Middle Market CLO 2019-1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, there were no loans on non-accrual. As of December 31, 2021, there were no loans placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2022. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2022, the tax years that remain subject to examination are from 2018 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2022 (with corresponding percentage of total portfolio investments):

	As of March 31, 2022
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,557,724	71.8%	$1,517,163	70.4%
Equity Interest	199,422	9.2	204,417	9.5
Subordinated Note Investment Vehicles (1)	169,412	7.8	169,412	7.9
Second Lien Senior Secured Loans	112,625	5.2	111,126	5.2
Preferred Equity	43,443	2.0	60,980	2.8
Equity Interest Investment Vehicles (1)	47,703	2.2	51,855	2.4
Subordinated Debt	38,325	1.8	39,117	1.8
Warrants	478	0.0	592	0.0
Preferred Equity Interest Investment Vehicles (1)	10	0.0	10	0.0
Total	$2,169,142	100.0%	$2,154,672	100.0%

(1) Represents debt and equity investment in ISLP and SLP

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

(1) Represents debt and equity investment in ISLP

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2022 (with corresponding percentage of total portfolio investments):

	As of March 31, 2022
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
United States	$1,874,834	86.4%	$1,867,192	86.7%
Cayman Islands	119,558	5.5	113,176	5.3
United Kingdom	62,649	2.9	62,043	2.9
Canada	29,816	1.4	30,153	1.4
Australia	27,679	1.3	27,530	1.3
Luxembourg	21,490	1.0	21,571	1.0
Germany	14,874	0.7	14,966	0.6
Ireland	11,303	0.5	11,076	0.5
Guernsey	3,503	0.2	3,558	0.2
Belguim	2,910	0.1	2,892	0.1
Israel	341	0.0	346	0.0
Sweden	185	0.0	169	0.0
Total	$2,169,142	100.0%	$2,154,672	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2022 (with corresponding percentage of total portfolio investments):

	As of March 31, 2022
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$317,801	14.8%	$299,223	13.8%
Services: Business	252,382	11.6	249,548	11.5
Investment Vehicles (2)	217,125	10.0	221,277	10.3
High Tech Industries	190,399	8.8	190,481	8.8
Consumer Goods: Non-Durable	139,213	6.4	141,217	6.6
Transportation: Cargo	85,257	3.9	89,140	4.1
Automotive	83,261	3.8	82,738	3.8
Healthcare & Pharmaceuticals	82,673	3.8	80,994	3.8
Consumer Goods: Durable	81,927	3.8	76,386	3.5
Transportation: Consumer	81,494	3.8	71,221	3.3
Energy: Oil & Gas	54,672	2.5	69,769	3.2
Wholesale	62,627	2.9	66,522	3.1
Hotel, Gaming & Leisure	65,457	3.0	64,079	3.0
Retail	61,329	2.8	60,910	2.8
Construction & Building	60,712	2.8	58,504	2.7
FIRE: Insurance (1)	51,862	2.4	52,408	2.4
FIRE: Finance (1)	46,879	2.2	47,052	2.2
Media: Diversified & Production	40,315	1.9	38,911	1.8
Media: Advertising, Printing & Publishing	51,287	2.4	37,911	1.8
Telecommunications	33,421	1.5	34,047	1.6
Services: Consumer	30,729	1.4	31,255	1.5
Beverage, Food & Tobacco	7,563	0.3	19,740	0.9
Capital Equipment	18,601	0.9	18,487	0.9
Chemicals, Plastics & Rubber	13,922	0.6	14,391	0.7
Containers, Packaging & Glass	13,807	0.6	14,139	0.7
Consumer Goods: Wholesale	8,847	0.4	8,008	0.4
Banking	7,759	0.4	7,917	0.4
Hospitality Holdings	5,000	0.2	5,587	0.3
Media: Broadcasting and Subscription	2,821	0.1	2,810	0.1
Total	$2,169,142	100.0%	$2,154,672	100.0%

(1) Finance, Insurance, and Real Estate (“FIRE”).

(2) Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%

(1) Finance, Insurance, and Real Estate (“FIRE”).

(2) Represents debt and equity investment in ISLP.

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of March 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $133.6 million, and equity interests of $46.3 million. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million

As of March 31, 2022, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $178.2 million in capital and has $71.1 million in unfunded capital contributions. As of March 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $69.2 million in capital and has $34.7 million in unfunded capital contributions.

As of December 31, 2021, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $189.5 million. The Company has contributed $165.7 million in capital and has $23.8 million in unfunded capital contributions. As of March 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $78.9 million. Pantheon has contributed $69.8 million in capital and has $9.1 million in unfunded capital contributions.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $607.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of March 31, 2022, ISLP had $519.8 million in debt investments, at fair value. As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things increased the financing limit from $300.0 million to $350.0 million. As of March 31, 2022, the ISLP Credit Facility had $304.9 million of outstanding debt under the credit facility. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of March 31, 2022, the effective rate on the ISLP Credit Facility was 2.5% per annum. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2022	December 31, 2021
Total investments	$519,752	$501,545
Weighted average yield on investments	6.5%	6.5%
Number of borrowers in ISLP	27	27
Largest portfolio company investment	$43,787	$40,071
Total of five largest portfolio company investments	$171,531	$171,291
Unfunded commitments	$4,502	$105

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments
As of March 31, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares		Cost	Market Value	% of Members Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD		4,169	3,290	3,125
								Healthcare & Pharmaceuticals Total		3,290	3,125	4.8%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD		9,610	6,898	6,843
								Media: Advertising, Printing & Publishing Total		6,898	6,843	10.6%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 5.00%	5.19%	6/28/2024	AUD		20,415	16,057	15,303
								Services: Consumer Total		16,057	15,303	23.7%

								Australian Dollar Total		26,245	25,271	39.1%

British Pound
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026			£12,013	16,916	15,783
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	SONIA+ 4.50%	4.96%	10/28/2024			£963	1,323	1,265
								Healthcare & Pharmaceuticals Total		18,239	17,048	26.4%

	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.25%	6.06%	4/30/2025			£5,602	7,711	7,361
								High Tech Industries Total		7,711	7,361	11.4%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	5/31/2023			£8,734	12,255	11,440
								Media: Diversified & Production Total		12,255	11,440	17.7%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.25%	5.42%	9/30/2024			£7,362	9,528	8,970
		Brook Bidco Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.31%	7/7/2028			£21,167	28,821	27,811
		Brook Bidco I T/L Capex and Acquisition 1	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028			£4,600	6,168	6,044
		Brook Bidco I T/L Capex and Acquisition 2	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028			£6,400	8,582	8,409
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028			£12,151	16,341	15,966
		Parcel2Go Acquisition Facility	First Lien Senior Secured Loan	SONIA+ 5.75%	6.20%	7/15/2028			£6,554	5,085	4,982
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	6.44%	7/15/2028			£12,395	16,634	16,204
								Services: Business Total		91,159	88,386	136.9%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	SONIA+ 6.00% PIK	6.50%	5/11/2026			£5,179	6,745	5,726
								Services: Consumer Total		6,745	5,726	8.9%

								British Pound Total		136,109	129,961	201.3%

Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD			-	-
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD		6,851	5,439	5,489
								Media: Diversified & Production Total		5,439	5,489	8.5%

	Retail	New Look Vision Group	First Lien Senior Secured Loan	CDOR+ 5.25%	6.25%	5/26/2028	CAD		18,011	14,723	14,429
								Retail Total		14,723	14,429	22.3%

								Canadian Dollar Total		20,162	19,918	30.8%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK		56,429	9,231	8,407
								High Tech Industries Total		9,231	8,407	13.0%

								Danish Krone Total		9,231	8,407	13.0%

European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028			€21,335	24,529	23,643
								FIRE: Insurance Total		24,529	23,643	36.6%

	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026			€12,999	15,686	14,406
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026			€22,244	26,841	24,650
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028			€13,492	14,933	14,578
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028			€2,453	2,713	2,651
								Healthcare & Pharmaceuticals Total		60,173	56,285	87.2%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026			€3,693	4,492	4,092
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028			€35,000	40,992	38,787
								Media: Diversified & Production Total		45,484	42,879	66.4%

	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028			€10,572	11,986	11,716
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026			€24,000	28,430	26,597
								Services: Business Total		40,416	38,313	59.3%

								European Currency Total		170,602	161,120	249.5%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.42%	3/10/2025	NOK		73,280	8,651	8,361
								High Tech Industries Total		8,651	8,361	12.9%

								Norwegian Krone Total		8,651	8,361	12.9%

U.S. Dollar
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025			$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028			$9,653	9,564	9,653
								Automotive Total		24,491	24,580	38.1%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.25%	6.00%	12/22/2027			$23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total		23,634	23,634	36.6%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026			$14,772	14,707	14,569
								Healthcare & Pharmaceuticals Total		14,707	14,569	22.6%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$			-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025			$34,279	34,279	34,279
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.36%	8/9/2027			$14,701	14,701	14,701
								High Tech Industries Total		48,980	48,980	75.9%

	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028			$23,907	23,704	23,907
		Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028			$2,619	2,619	2,619
								Media: Broadcasting and Subscription Industry Total		26,323	26,526	41.1%

	Media: Diversified & Production	Aptus 1724 Gmbh	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028			$5,000	5,000	5,000
								Media: Diversified & Production Total		5,000	5,000	7.7%

	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028			$23,423	23,207	23,425
								Services: Business Total		23,207	23,425	36.3%

								U.S. Dollar Total		166,342	166,714	258.3%

								Total		537,342	519,752	804.9%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,830	AUSTRALIAN DOLLARS 2,862	Morgan Stanley	4/21/2022	$(113)
EURO 729	CANADIAN DOLLARS 1,035	Standard Chartered	4/21/2022	(16)
EURO 874	DANISH KRONE 6,502	Standard Chartered	4/21/2022	(0)
EURO 8,404	BRITISH POUNDS 7,000	Morgan Stanley	4/21/2022	140
EURO 847	NORWEGIAN KRONE 8,444	Standard Chartered	4/21/2022	(23)
EURO 21,723	US DOLLARS 24,710	Morgan Stanley	4/21/2022	(529)
EURO 1,440	US DOLLARS 1,631	Morgan Stanley	4/21/2022	(28)
EURO 644	US DOLLARS 720	Morgan Stanley	4/21/2022	(4)
EURO 3,175	US DOLLARS 3,518	Goldman Sachs	7/21/2022	32
US DOLLARS 8,051	AUSTRALIAN DOLLARS 11,078	Morgan Stanley	4/21/2022	(270)
US DOLLARS 3,208	CANADIAN DOLLARS 4,005	Standard Chartered	4/21/2022	3
US DOLLARS 3,840	DANISH KRONE 25,168	Standard Chartered	4/21/2022	73
US DOLLARS 2,450	EURO 2,209	Goldman Sachs	7/21/2022	(20)
US DOLLARS 39,834	EURO 35,050	Morgan Stanley	4/21/2022	817
US DOLLARS 510	EURO 448	Standard Chartered	4/21/2022	11
US DOLLARS 720	EURO 633	Morgan Stanley	4/21/2022	16
US DOLLARS 36,943	BRITISH POUNDS 27,100	Goldman Sachs	4/21/2022	1,270
US DOLLARS 3,724	NORWEGIAN KRONE 32,686	Standard Chartered	4/21/2022	(13)
				$1,346

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of December 31, 2021
(in thousands)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members’ Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
								Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
								Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
								Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
								Services: Consumer Total	16,045	14,827	23.8%
								Australian Dollar Total	49,087	46,342	74.4%
British Pound
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026		£963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024		£12,013	16,916	16,255
								Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025		£5,602	7,711	7,581
								High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023		£8,734	12,255	11,782
								Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/27/2024		£7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028		£21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028		£12,395	16,619	16,689
								Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,979	6,732	5,929
								Services: Consumer Total	6,732	5,929	9.5%
								British Pound Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan—Revolver	CDOR+ 5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members’ Equity
								Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
								Retail Total	14,752	14,288	22.9%
								Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
								High Tech Industries Total	9,231	8,628	13.9%
								Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€21,335	24,521	24,257
								FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,830	25,291
								Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€35,000	40,944	39,795
								Media: Diversified & Production Total	45,638	44,183	71.0%
	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,038	23,877
								Services: Business Total	36,425	35,314	56.7%
								European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
								High Tech Industries Total	8,651	8,310	13.3%
								Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollar
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025		$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028		$9,653	9,560	9,653
								Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027		$23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,709	14,733
								Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan—Revolver	L+ 4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,367	34,367	34,367

				Spread Above	Interest	Maturity				Market	% of Members’
Currency	Industry	Portfolio Company	Investment Type	Index	Rate	Date	Currency	Principal/Shares	Cost	Value	Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$21,000	20,790	21,000
								Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$23,423	23,198	23,423
								Services: Business Total	23,198	23,423	37.6%
								U.S. Dollar Total	160,270	160,822	258.3%
								Total	512,712	501,545	805.5%

Below is the financial information for ISLP (dollars in thousands):

 Selected Balance Sheet Information

	As of	As of
	March 31, 2022	December 31, 2021
Investments at fair value (cost—$537,342 and $512,712, respectively)	$519,752	$501,545
Cash	12,249	6,830
Foreign cash	27,420	3,937
Deferred financing costs	2,223	1,981
Unrealized appreciation on forward currency exchange contracts	1,840	—
Other assets	6,722	7,347
Total assets	$570,206	$521,640
Debt	$304,853	$272,133
Subordinated notes payable to members	187,029	176,336
Dividend payable	1,703	1,150
Unrealized depreciation on forward currency exchange contracts	494	61
Other payables	11,556	9,693
Total liabilities	$505,635	$459,373
Members’ equity	64,571	62,267
Total liabilities and members’ equity	$570,206	$521,640

Selected Statement of Operations Information

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment Income
Interest Income	$8,243	$2,096
Other	—	—
Total investment income	8,243	2,096
Expenses
Interest and debt financing expenses	1,891	555
Interest expense on members subordinated notes	4,002	1,307
General and administrative expenses	567	357
Total expenses	6,460	2,219
Net investment income (loss)	1,783	(123)
Net realized and unrealized gain (losses)
Net realized loss on investments	(676)	(22)
Net realized gain on foreign currency transactions	635	3,344
Net realized gain on forward contracts	1,413	—
Net unrealized gain on foreign currency	3,856	2,992
Net change in unrealized appreciation (depreciation) on forward contracts	(455)	1,653
Net change in unrealized depreciation on investments	(6,423)	(4,086)
Net gain (loss) on investments	(1,650)	3,881
Net increase in members’ equity resulting from operations	$133	$3,758

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone's initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of March 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $35.8 million, preferred equity interests of $0.01 million and equity interests of $5.6 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company has determined that SLP is an investment company under ASC, Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members. The Company measures the fair value of SLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.

On March 7, 2022, SLP acquired 70% of the Company’s Membership Interests of BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018-1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s consolidated financial statements. The Company retained the remaining 30% of the 2018-1 membership interests as a non-controlling equity interest. Please see Note 6 for additional details on the formation of the 2018-1 Issuer and the related CLO Transaction.

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of March 31, 2022:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2022
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.80%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.05%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.40%
Class B	29,300	3.00% + 3 Month LIBOR	3.25%
Class C	30,400	4.00% + 3 Month LIBOR	4.25%
Total 2018-1 Notes	$365,700

Below is a summary of SLP’s portfolio at fair value:

As of March 31, 2022
Total investments	$372,320
Weighted average yield on investments	6.9%
Number of borrowers in SLP	41
Largest portfolio company investment	$13,200
Total of five largest portfolio company investments	$65,456
Unfunded commitments	$2,447

Below is a listing of SLP’s individual investments as of:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollar
	Aerospace & Defense	WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/22/2025	900	900	900
		WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	8,688	8,688	8,688
		Whitcraft LLC	First Lien Senior Secured Loan	L+ 6.00%	7.01%	4/3/2023	10,766	10,444	10,416
							Aerospace & Defense Total	20,032	20,004	65.6%

	Automotive	Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	10,800	10,800	10,800
		CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	5,600	5,600	5,600
		JHCC Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.76%	9/9/2025	7,579	7,579	7,200
							Automotive Total	23,979	23,600	77.4%

	Banking	Green Street Parent, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026	10,725	10,725	10,725
							Banking Total	10,725	10,725	35.2%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.25%	6.00%	12/22/2027	10,421	10,421	10,421
							Chemicals, Plastics & Rubber Total	10,421	10,421	34.2%

	Construction & Building	YLG Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025	10,616	10,616	10,616
							Construction & Building Total	10,616	10,616	34.8%

	Consumer goods: Durable	Stanton Carpet T/L 2nd Lien	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028	5,000	4,901	4,925
		TLC Purchaser, Inc.	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025	9,587	8,465	8,437
							Consumer goods: Durable Total	13,366	13,362	43.8%

	Consumer Goods: Non-Durable	RoC Opco LLC	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	8,820	8,820	8,820
		Solaray, LLC	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	10,693	10,693	10,693
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	6,577	6,577	6,577
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	6,368	6,368	6,368
							Consumer Goods: Non-Durable Total	32,458	32,458	106.3%

	Consumer goods: Wholesale	WSP Initial Term Loan	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	6,172	6,066	5,972
							Consumer goods: Wholesale Total	6,066	5,972	19.6%

	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027	13,200	12,940	13,200
							Containers, Packaging, & Glass Total	12,940	13,200	43.3%

	Energy: Oil & Gas	Amspec Services, Inc.	First Lien Senior Secured Loan	L+ 5.75%	6.76%	7/2/2024	9,847	9,847	9,847
		Blackbrush Oil & Gas, L.P.	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	4,348	4,348	4,348
							Energy: Oil & Gas Total	14,195	14,195	46.5%

	FIRE: Finance	Allworth Financial Group, L.P.	First Lien Senior Secured Loan	SOFR+ 4.75%	5.75%	12/23/2026	1,394	1,394	1,394
							FIRE: Finance Total	1,394	1,394	4.6%

	FIRE: Insurance	McLarens Acquisition Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.68%	12/19/2024	10,533	10,533	10,533
							FIRE: Insurance Total	10,533	10,533	34.5%

	Healthcare & Pharmaceuticals	CPS Group Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.00%	3/3/2025	9,801	9,801	9,801
		SunMed Group Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028	9,703	9,703	9,703
							Healthcare & Pharmaceuticals Total	19,504	19,504	63.9%

	High Tech Industries	AMI US Holdings Inc.	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.71%	4/1/2024	698	698	698
		AMI US Holdings Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.25%	4/1/2025	972	972	972
		Drilling Info Holdings, Inc	First Lien Senior Secured Loan	L+ 4.25%	4.71%	7/30/2025	10,858	10,753	10,743
		Superna Inc.	First Lien Senior Secured Loan	SOFR + 6.25%	7.25%	3/6/2028	10,800	10,693	10,692
		Ventiv Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025	9,877	9,877	9,877
							High Tech Industries Total	32,993	32,982	108.1%

	Hotel, Gaming & Leisure	Captain D's LLC	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	5,729	5,729	5,729
		Quidditch Acquisition, Inc.	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025	9,436	9,316	9,200
							Hotel, Gaming & Leisure Total	15,045	14,929	48.9%

	Retail	Batteries Plus Holding Corporation	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022	10,500	10,500	10,500
		Thrasio, LLC	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026	13,146	13,146	13,146
							Retail Total	23,646	23,646	77.5%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028	10,800	10,693	10,692
		Refine Intermediate, Inc.	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027	10,800	10,800	10,800
		Smartronix T/L	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028	13,167	12,907	13,003
		TEI Holdings Inc.	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/23/2026	9,902	9,902	9,902
		WCI Gigawatt Purchaser T/L	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027	10,773	10,534	10,665
							Services: Business Total	54,836	55,062	180.4%

	Services: Consumer	MZR Buyer, LLC	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026	13,163	13,163	13,163
							Services: Consumer Total	13,163	13,163	43.1%

	Telecommunications	Horizon Telcom, Inc.	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023	632	632	632
		Horizon Telcom, Inc.	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023	9,300	9,300	9,300
							Telecommunications Total	9,932	9,932	32.6%

	Transportation: Cargo	A&R Logistics, Inc.	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	10,751	10,751	10,751
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024	-	-	-
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.50%	5.50%	9/30/2024	3,475	3,475	3,475
		Omni Logistics, LLC	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	5,000	5,000	5,000
							Transportation: Cargo Total	19,226	19,226	63.0%

	Wholesale	Abracon Group Holding, LLC	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	7,838	7,838	7,838
		Aramsco, Inc.	First Lien Senior Secured Loan	L+ 5.25%	5.71%	8/28/2024	9,558	9,558	9,558
							Wholesale Total	17,396	17,396	57.0%

							Total	372,466	372,320	1220.4%

Below is the financial information for SLP (dollars in thousands):

Selected Balance Sheet Information

As of
March 31, 2022
Investments at fair value (cost—$372,466)	$372,320
Cash	77,768
Other assets	19,945
Total assets	$470,033
Debt	$364,220
Subordinated notes payable to members	71,570
Other payables	3,734
Total liabilities	$439,524
Members’ equity	30,509
Total liabilities and members’ equity	$470,033

Selected Statement of Operations Information

For the Three Months Ended
March 31, 2022
Investment Income
Interest Income	$2,516
Other	—
Total investment income	2,516
Expenses
Interest and debt financing expenses	744
Interest expense on members subordinated notes	636
General and administrative expenses	112
Total expenses	1,492
Net investment income	1,024
Net realized and unrealized gain (losses)
Net realized gain on investments	6
Net change in unrealized depreciation on investments	(146)
Net loss on investments	(140)
Net increase in members’ equity resulting from operations	$884

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$82,635	$1,434,528	$—	$1,517,163
Second Lien Senior Secured Loans	—	11,479	99,647	—	111,126
Subordinated Note in Investment Vehicles (1)	—	—	169,412	—	169,412
Subordinated Debt	—	—	39,117	—	39,117
Equity Interest in Investment Vehicles (1)	—	—	—	51,855	51,855
Equity Interests	—	—	204,417	—	204,417
Preferred Equity	—	—	60,980	—	60,980
Warrants	—	—	592	—	592
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	10	10
Total Investments	$—	$94,114	$2,008,693	$51,865	$2,154,672
Cash equivalents	$61,637	$—	$—	$—	$61,637
Forward currency exchange contracts (asset)	$—	$6,972	$—	$—	$6,972

(1)	Includes debt and equity investment in ISLP and SLP.
(2)	In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our preferred equity and equity investments in ISLP and SLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2021, according to the fair value hierarchy:

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Subordinated Debt	Warrants	Total Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	238,799	43,023	13,735	43,975	990	18,572	478	359,572
Paid-in-kind interest	3,793	—	—	—	—	90	—	3,883
Net accretion of discounts (amortization of premiums)	1,229	—	120	—	—	28	—	1,377
Principal repayments and sales of investments (1)	(478,601)	—	(21,369)	—	—	—	—	(499,970)
Net change in unrealized appreciation (depreciation) on investments	(7,257)	9,550	18	—	5,999	400	(12)	8,698
Net realized gains (losses) on investments	1,675	—	77	—	—	—	—	1,752
Transfers to Level 3	—	—	—	—	—	—	—	—
Balance as of March 31, 2022	$1,434,528	$204,417	$99,647	$169,412	$60,980	$39,117	$592	$2,008,693
Change in unrealized appreciation (depreciation) attributable to investments still held at March 31, 2022	$(6,435)	$9,550	$(158)	$—	$5,999	$400	$(12)	$9,344

(1)	Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)	Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2022, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	First Lien Senior Secured Loans	Equity Interests	Second Lien Senior Secured Loans	Subordinated Note in Investment Vehicles (2)	Preferred Equity	Subordinated Debt	Warrants	Total Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	868,537	26,487	64,012	125,437	27,805	19,497	2	1,131,777
Paid-in-kind interest	10,588	—	—	—	—	115	—	10,703
Net accretion of discounts (amortization of premiums)	4,649	—	439	—	—	23	—	5,111
Principal repayments and sales of investments (1)	(1,185,875)	(3,998)	(102,254)	—	(22,096)	—	—	(1,314,223)
Net change in unrealized appreciation (depreciation) on investments	(14,981)	7,032	2,682	—	3,548	392	124	(1,203)
Net realized gains (losses) on investments	15,434	2,418	1,846	—	7,021	—	—	26,719
Transfers to Level 3	25,388	—	—	—	—	—	—	25,388
Balance as of December 31, 2021	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2021	$(6,094)	$7,355	$3,062	$—	$9,699	$392	$124	$14,538

(1)	Includes reorganizations and restructuring of investments and the impact of the ISLP transaction.
(2)	Represents debt investment in ISLP.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2022 were as follows:

	As of March 31, 2022
	Fair Value of Level 3 Assets (1)	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (Weighted Average (2))
First Lien Senior Secured Loans	$1,112,331	Discounted cash flows	Comparative Yields	5.3%-15.2% (9.4%)
First Lien Senior Secured Loans	57,231	Comparable company multiple	EBITDA Multiple	6.0x-9.8x (8.7x)
First Lien Senior Secured Loans	63,485	Comparable company mulitple	EBITDA Multiple	7.0x
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	6,546	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	4,250	Collateral Coverage	Recovery Rate	100%
First Lien Senior Secured Loans	19,540	Comparable company multiple	Revenue Multiple	5.5x
Second Lien Senior Secured Loans	85,912	Discounted cash flows	Comparative Yields	10.6%-15.3% (12.8)%
Subordinated Note Investment Vehicles	169,412	Collateral Coverage	Recovery Rate	100%
Subordinated Debt	39,117	Discounted cash flows	Comparative Yields	11.2%
Equity Interests	108,921	Discounted cash flows	Discount Rate	10.0%-16.4% (15.1%)
Equity Interests	53,383	Comparable company multiple	EBITDA Multiple	5.5x-23.3x (11.7x)
Equity Interests	1,518	Comparable company multiple	Revenue Multiple	17.0x
Preferred Equity	42,057	Comparable company multiple	EBITDA Multiple	6.0x-23.5x (8.4x)
Preferred Equity	18,923	Comparable company multiple	Revenue Multiple	5.5x-8.8x (7.4x)
Warrants	592	Comparable company multiple	EBITDA Multiple	8.0x-8.1x (8.1x)
Total investments	$1,783,218

(1)	Included within the Level 3 assets of $2,008,693 is an amount of $225,475 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2022. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

The 2019-1 Debt (as defined in Note 6), the 2023 Notes (as defined in Note 6), the March 2026 Notes (as defined in Note 6), the October 2026 Notes (as defined in Note 6), and the Sumitomo Credit Facility (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of March 31, 2022, approximate the carrying value of such notes.

The fair values of the 2018-1 Notes (as defined in Note 6), the 2019-1 Debt (as defined in Note 6), the 2023 Notes (as defined in Note 6), the March 2026 Notes (as defined in Note 6), the October 2026 Notes (as defined in Note 6), and the Sumitomo Credit Facility (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of December 31, 2021, approximate the carrying value of such notes.

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

For the three months ended March 31, 2022 and 2021, management fees were $8.4 million and $8.7 million, respectively. For the three months ended March 31, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived.  For the three months ended March 31, 2021, $0.0 million was contractually waived and $2.1 million was voluntarily waived.

As of March 31, 2022, and December 31, 2021, $8.4 million and $8.8 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2022 and 2021, the Company incurred $3.3 million and $6.7 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. None of the income incentive fees earned by the Advisor during the three months ended March 31, 2022 and 2021, respectively, were voluntarily waived by the Advisor. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of March 31, 2022 and December 31, 2021, there was $3.3 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

The Amended Advisory Agreement approved by Stockholders on February 1, 2019 incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on netrealized or unrealized capital loss, if any, during the applicable three-year lookback period.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2022 and December 31, 2021.

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

For the three months ended March 31, 2022 and 2021, the Company incurred $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee. As of March 31, 2022 and December 31, 2021, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were $0.0 million and $0.0 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.  The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2022 and December 31, 2021, the Advisor held 488,019.86 and 487,932.46 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at March 31, 2022 and December 31, 2021, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Fair Value as of March 31, 2022	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$—	$—	$—	$—	$19,527	$—	$—
BCC Middle Middle Market CLO 2018-1, LLC. Equity Interest	—	24,050	—	—	—	24,050	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	—	—	5,231	—	24,951	222	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	62	(4,327)	—	—	8,071	—	—
Blackbrush Oil & Gas, L.P. Equity Interest	—	—	—	—	—	—	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	89	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	70	—	23	—	2,924	74	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	32	—	12	—	1,480	35	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,165	—	401	—	49,913	1,227	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	77	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	4	—
Total Non-Controlled/affiliate investment	$113,290	$25,454	$(4,327)	$5,667	$—	$140,084	$1,728	$—
Controlled affiliate investment
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	$—	$—	$—	$—	$—	$—	$25	$—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	—	—	(80)	—	6,547	182	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(127)	—	10,436	267	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,466	—	7,890	—	82,195	2,000	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	2,513	—	(696)	—	46,261	1,201	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	8,195	—	—	—	133,632	2,922	—
Lightning Holdings B, LLC- Equity Interest	14,851	1,176	—	263	—	16,290	—	—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicle	—	10	—	—	—	10	—	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicle	—	5,594	—	—	—	5,594	—	—
Bain Capital Senior Loan Program, LLC Subordinated Note Interest Investment Vehicle	—	35,780	—	—	—	35,780	318	—
Total Controlled affiliate investment	$274,761	$54,734	$—	$7,250	$—	$336,745	$6,915	$—
Total	$388,051	$80,188	$(4,327)	$12,917	$—	$476,829	$8,643	$—

(1)	Non-income producing.

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

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 201% and 177%, respectively.

The Company’s outstanding borrowings as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022			As of December 31, 2021
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Debt	352,500	352,500	351,001	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,357	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	295,539	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	293,780	300,000	300,000	293,442
Sumitomo Credit Facility	300,000	39,000	39,000	300,000	—	—
Total Debt	$1,452,500	$1,104,000	$1,090,677	$1,818,200	$1,430,700	$1,414,982

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2022 and year ended December 31, 2021 were 2.9% and 3.1%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2022:

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	39,000	—	—	39,000	—
Total Debt Obligations	$1,104,000	$—	$112,500	$639,000	$352,500

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

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$509
Unused facility fee	—	118
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$627

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes. The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2021, the Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were included in the consolidated financial statements. The Membership Interests were eliminated in consolidation.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,299	$2,024
Amortization of debt issuance costs and upfront commitment fees	28	43
Total interest and debt financing expenses	$1,327	$2,067

On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes from the Company’s consolidated financial statements as further discussed in Note 3.

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

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement, among other things, provided flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreased the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company paid the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020.

On July 2, 2020, the Company entered into a third amended and restated loan and security agreement with respect to the JPM Credit Agreement to, among other things, adjust the advance rates and make certain changes of an updating nature.

The facility amount under the JPM Credit Agreement is $450.0 million. Proceeds of the loans under the JPM Credit Facility were used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower could request drawdowns under the JPM Credit Facility.

The maturity date was the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds there from have been received by the Borrower. The stated maturity date of January 29, 2025 could be extended for successive one-year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement included customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bore interest at LIBOR plus a margin. The Company paid an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest was payable quarterly in arrears. As of December 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. We paid an unused commitment fee of 75 basis points (0.75%) per annum.

On December 27, 2021, the JPM Credit Facility was terminated.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$2,424
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	64
Total interest and debt financing expenses	$—	$2,488

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

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2022
Class A-1-R	$282,500	1.50% + 3 Month LIBOR	1.74%
Class A-2-R	55,000	2.00% + 3 Month LIBOR	2.24%
Class B-R	15,000	2.60% + 3 Month LIBOR	2.84%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$454,750

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

As of March 31, 2022, there were 47 first lien and second lien senior secured loans with a total fair value of approximately $468.7 million and cash of $34.0 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2022, and December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $1.5 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,624	$2,526
Amortization of debt issuance costs and upfront commitment fees	32	57
Total interest and debt financing expenses	$1,656	$2,583

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of March 31, 2022, there were no borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes were as follows:

	March 31, 2022	December 31, 2021
Principal amount of debt	$112,500	$112,500
Unamortized debt issuance cost	(687)	(822)
Original issue discount, net of accretion	(456)	(545)
Carrying value of 2023 Notes	$111,357	$111,133

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,250	$3,188
Amortization of debt issuance cost	135	180
Accretion of original issue discount	90	119
Total interest and debt financing expenses	$2,475	$3,487

 March 2026 Notes

On March 10, 2021, the Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.95% notes due 2026 (the “2026 Notes”).

The March 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2026 Notes bear interest at a rate of 2.95% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million and offering expenses of $1.3 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the March 2026 Notes were as follows:

	March 31, 2022	December 31, 2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,559)	(2,719)
Original issue discount, net of accretion	(1,902)	(2,021)
Carrying value of March 2026 Notes	$295,539	$295,260

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,213	$516
Amortization of debt issuance cost	159	37
Amortization of original issue discount	119	28
Total interest and debt financing expenses	$2,491	$581

October 2026 Notes

On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.55% notes due 2026 (the “October 2026 Notes,” and together with the March 2026 Notes, the “2026 Notes”).

The October 2026 Notes will mature on October 13, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The October 2026 Notes bear interest at a rate of 2.55% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The October 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the October 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million and offering expenses of $0.7 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the October 2026 Notes were as follows:

	March 31, 2022	December 31, 2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,315)	(3,495)
Original issue discount, net of accretion	(2,905)	(3,063)
Carrying value of October 2026 Notes	$293,780	$293,442

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,912	$—
Amortization of debt issuance cost	180	—
Amortization of original issue discount	158	—
Total interest and debt financing expenses	$2,250	$—

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2022 and December 31, 2021, there were $39.0 million and $0.0 million of borrowings under the Sumitomo Credit Facility, and the company was in compliance with the terms of the Sumitomo Credit Facility.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$44	$—
Unused facility fee	292	—
Amortization of original issue discount	108	—
Total interest and debt financing expenses	$444	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2022 and December 31, 2021 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $0.6 million for March 31, 2022 and collateral receivable of $2.8 million for December 31, 2021 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $109.5 million. For the three months ended March 31, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $206.7 million.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2022:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$7,915	$(1,257)	$6,658	$—	$6,658
Citibank	Unrealized appreciation on forward currency contracts	$599	$(285)	$314	$—	$314

(1)	Amount excludes excess cash collateral paid.
(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021:

Counterparty	Account in the consolidated statements of assets and liabilities	Gross amount of assets on the consolidated statements of assets and liabilities	Gross amount of (liabilities) on the consolidated statements of assets and liabilities	Net amount of assets or (liabilities) presented on the consolidated statements of assets and liabilities	Cash Collateral paid (received) (1)	Net Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$4,882	$(31)	$4,851	$—	$4,851
Citibank	Unrealized appreciation on forward currency contracts	$1,767	$(1,297)	$470	$—	$470

(1)	Amount excludes excess cash collateral paid.
(2)	Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$1,243	$(3,292)
Net change in unrealized appreciation on forward currency exchange contracts	1,651	4,577
Total net realized and unrealized gains on forward currency exchange contracts	$2,894	$1,285

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($3.2) million and ($4.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.9 million and $1.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.3) million and ($2.8) million for the three months ended March 31, 2022 and 2021, respectively.

 Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
Total distributions declared			$0.34	$21,951

The distributions declared during the three months ended March 31, 2022 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2022 and December 31, 2021, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,019.86 and 487,932.46 shares of the Company, respectively. At March 31, 2022 and December 31, 2021, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended March 31, 2022 and 2021, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2022, there have been no repurchases of common stock.

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

As of March 31, 2022, the Company had $235.1 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,051
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	511
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,958
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	1,089
Armstrong Bidco Limited - Delayed Draw	4/30/2025	4,762
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	7/6/2022	2,691
Captain D's LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco DD T/L - Delayed Draw	3/30/2029	4,201

	Expiration Date (1)	Unfunded Commitments (2)
Concert Golf Partners Holdco R/C - Revolver	3/31/2028	2,136
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - Delayed Draw	3/22/2026	10,590
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	750
Great Expressions Dental Center PC - Revolver	9/28/2022	219
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	1,813
JHCC Holdings, LLC - Revolver	9/9/2025	1,160
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,493
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	656
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	259
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,818
New Look Vision Group - Revolver	5/26/2026	1,033
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/23/2026	504
Omni Intermediate R/C - Revolver	11/23/2025	732
Opus2 - Delayed Draw	5/5/2028	7,167
Paisley Bidco Limited - Delayed Draw	11/26/2028	8,374
Parcel2Go Acquisition Facility - Subordinated Debt	7/15/2028	36
Premier Imaging, LLC - Delayed Draw	1/2/2025	5,235
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340

	Expiration Date (1)	Unfunded Commitments (2)
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	503
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	2,612
Service Master Term Note - First Lien Senior Secured Loan	8/16/2027	2
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	10,484
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2026	3,123
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,609
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	2,735
WCI-HSG Purchaser, Inc. - Revolver	2/22/2025	378
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	5,071
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$235,148

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L – First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC – Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation – Revolver	6/30/2023	3,433
Captain D’s LLC – Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
CST Buyer Company – Revolver	10/3/2025	2,190
DC Blox Inc. – First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. – Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	2,267
Element Buyer, Inc. – Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. – Revolver	9/30/2024	1,050
Great Expressions Dental Center PC – Revolver	9/28/2022	215
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	2,947
JHCC Holdings, LLC – Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	3,092
Mach Acquisition R/C – Revolver	10/18/2026	10,043
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	675
masLabor Revolver – Revolver	7/1/2027	1,034
MRHT Acquisition Facility – First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC – Revolver	2/10/2026	1,782
MZR Buyer, LLC – Revolver	12/22/2026	5,210
New Look (Delaware) Corporation – Delayed Draw	5/26/2028	2,005
New Look Vision Group – Delayed Draw	5/26/2028	3,803
New Look Vision Group – Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 – First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C – Revolver	11/30/2026	549
Opus2 – Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited – Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility – Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
Revalize, Inc. – Delayed Draw	4/15/2027	13,395
Revalize, Inc. – Revolver	4/15/2027	1,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Service Master Revolving Loan – Revolver	8/16/2027	3,240
Smartronix RC – Revolver	11/23/2028	6,321
Solaray, LLC – Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC – Revolver	6/16/2027	1,032
Swoogo LLC – Revolver	12/9/2026	1,243
TEI Holdings Inc. – Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd – Revolver	4/30/2027	3,026
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/10/2025	7,119

	Expiration Date (1)	Unfunded Commitments (2)
TLC Purchaser, Inc. – Revolver	10/13/2025	2,492
V Global Holdings LLC – Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. – Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L – Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C – Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	1,478
Whitcraft LLC – Revolver	4/3/2023	1,812
World Insurance – Revolver	4/1/2026	861
WSP Initial Term Loan – First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan – Revolver	4/27/2027	402
WU Holdco, Inc. – First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. – Revolver	3/26/2025	3,944
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$234,031

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2021.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	For the Three months Ended March 31,
	2022	2021
Per share data:
Net asset value at beginning of period	$17.04	$16.54
Net investment income (1)	0.34	0.34
Net realized gain (1) (7)	0.03	0.14
Net change in unrealized appreciation (1) (2) (8)	0.15	0.01
Net increase in net assets resulting from operations (1) (9) (10)	0.52	0.49
Stockholder distributions from income (3)	(0.34)	(0.34)
Net asset value at end of period	$17.22	$16.69
Net assets at end of period	$1,111,736	$1,077,806
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$15.59	$14.78
Total return based on market value (12)	4.73%	24.65%
Total return based on net asset value (4)	3.05%	2.96%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	8.92%	9.74%
Ratio of total net expenses to average net assets (5) (11) (13)	8.04%	9.18%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	3.92%	4.49%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	7.74%	8.55%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	3.39%	3.73%
Average principal debt outstanding	$1,314,443	$1,449,928
Portfolio turnover (6)	3.88%	15.93%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)	The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)	The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)	Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, net realized gain (loss) on foreign currency transactions, and net realized loss on extinguishment of debt.

(8)	Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.

(9)	The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)	Net increase (decrease) in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)	The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2022 and 2021, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2022 and 2021, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2022 would be 8.92%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2021 would be 9.54%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2022 would be 8.04%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2021 would be 9.38%.
(12)	Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)	Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 5, 2022, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2022, we have invested approximately $5,322.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2022 and December 31, 2021, 96.3% and 97.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0. 2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2022, the Company’s asset coverage was 201%.

Recent Events

On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested $374.9 million, including PIK, in 48 portfolio companies, and had $521.0 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $146.1 million for the period. Of the $374.9 million invested during the three months ended March 31, 2022, $25.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended March 31, 2021, we invested $386.3 million, including PIK, in 30 portfolio companies, and had $549.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $163.1 million for the period. Of the $386.3 million invested during the three months ended March 31, 2021, $25.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

 The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2022 (dollars in thousands):

	As of March 31, 2022
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,557,724	71.8%	$1,517,163	70.4%	7.4%	7.6%
Equity Interest	199,422	9.2	204,417	9.5	8.9	9.9
Subordinated Note Investment Vehicles (2)	169,412	7.8	169,412	7.9	9.2	9.2
Second Lien Senior Secured Loans	112,625	5.2	111,126	5.2	9.9	10.0
Preferred Equity	43,443	2.0	60,980	2.8	10.0	9.7
Equity Interest Investment Vehicles (1)	47,703	2.2	51,855	2.4	11.4	10.4
Subordinated Debt	38,325	1.8	39,117	1.8	11.5	11.3
Warrants	478	0.0	592	0.0	N/A	N/A
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	10	0.0	N/A	N/A
Total	$2,169,142	100.0%	$2,154,672	100.0%	7.9%	8.1%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.
(2)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
					Weighted Average Yield (1) at
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Amortized Cost	Market Value
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%	7.3%	7.4%
Equity Interest	156,399	6.8	151,844	6.6	7.9	9.7
Subordinated Note Investment Vehicles (2)	125,437	5.5	125,437	5.5	9.0	9.0
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2	9.8	9.9
Preferred equity	42,452	1.8	53,991	2.4	10.0	9.5
Equity Interest in Investment Vehicles (2)	39,596	1.7	44,444	1.9	8.4	7.5
Subordinated Debt	19,635	0.8	20,027	0.9	11.4	11.2
Warrants	2	0.0	126	0.0	N/A	N/A
Total	$2,311,384	100.0%	$2,289,105	100.0%	7.6%	7.8%

(1)	Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.
(2)	Represents debt and equity investment in ISLP.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2022:

As of March 31, 2022
Number of portfolio companies	115
Percentage of debt bearing a floating rate (1)	96.3%
Percentage of debt bearing a fixed rate (1)	3.7%

(1)   Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:

As of December 31, 2021
Number of portfolio companies	106
Percentage of debt bearing a floating rate (1)	97.8%
Percentage of debt bearing a fixed rate (1)	2.2%

(1)   Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2022 (dollars in thousands):

	As of March 31, 2022
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,169,142	100.0%	$2,154,672	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,169,142	100.0%	$2,154,672	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,311,384	100.0%	$2,289,105	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, there were no loans placed on non-accrual in the Company’s portfolio. As of December 31, 2021, there were no loans placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2022 (dollars in thousands):

	As of March 31, 2022
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and cash equivalents	$55,963	2.5%	$55,963	2.5%
Foreign cash	24,844	1.1	24,844	1.1
Restricted cash	34,032	1.5	34,032	1.5
First Lien Senior Secured Loans	1,557,724	68.2	1,517,163	66.8
Equity Interest	199,422	8.7	204,417	9.0
Subordinated Note in Investment Vehicles (1)	169,412	7.4	169,412	7.5
Second Lien Senior Secured Loans	112,625	4.9	111,126	4.9
Preferred Equity	47,703	2.1	60,980	2.7
Equity Interest Investment Vehicles (1)	43,443	1.9	51,855	2.3
Subordinated Debt	38,325	1.7	39,117	1.7
Warrants	478	0.0	592	0.0
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	10	0.0
Total	$2,283,981	100.0%	$2,269,511	100.0%

(1)   Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2021 (dollars in thousands):

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

(1)   Represents debt and equity investment in ISLP

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2022 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of March 31, 2022
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$317,801	14.8%	$299,223	13.8%
Services: Business	252,382	11.6	249,548	11.5
Investment Vehicles (2)	217,125	10.0	221,277	10.3
High Tech Industries	190,399	8.8	190,481	8.8
Consumer Goods: Non-Durable	139,213	6.4	141,217	6.6
Transportation: Cargo	85,257	3.9	89,140	4.1
Automotive	83,261	3.8	82,738	3.8
Healthcare & Pharmaceuticals	82,673	3.8	80,994	3.8
Consumer Goods: Durable	81,927	3.8	76,386	3.5
Transportation: Consumer	81,494	3.8	71,221	3.3
Energy: Oil & Gas	54,672	2.5	69,769	3.2
Wholesale	62,627	2.9	66,522	3.1
Hotel, Gaming & Leisure	65,457	3.0	64,079	3.0
Retail	61,329	2.8	60,910	2.8
Construction & Building	60,712	2.8	58,504	2.7
FIRE: Insurance (1)	51,862	2.4	52,408	2.4
FIRE: Finance (1)	46,879	2.2	47,052	2.2
Media: Diversified & Production	40,315	1.9	38,911	1.8
Media: Advertising, Printing & Publishing	51,287	2.4	37,911	1.8
Telecommunications	33,421	1.5	34,047	1.6
Services: Consumer	30,729	1.4	31,255	1.5
Beverage, Food & Tobacco	7,563	0.3	19,740	0.9
Capital Equipment	18,601	0.9	18,487	0.9
Chemicals, Plastics & Rubber	13,922	0.6	14,391	0.7
Containers, Packaging & Glass	13,807	0.6	14,139	0.7
Consumer Goods: Wholesale	8,847	0.4	8,008	0.4
Banking	7,759	0.4	7,917	0.4
Hospitality Holdings	5,000	0.2	5,587	0.3
Media: Broadcasting and Subscription	2,821	0.1	2,810	0.1
Total	$2,169,142	100.0%	$2,154,672	100.0%

(1) Finance, Insurance, and Real Estate (“FIRE”).

(2) Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments) (dollars in thousands):

	As of December 31, 2021
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%

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

•	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.

•	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

•	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

•	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2022 (dollars in thousands):

	As of March 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$30,836	1.5%	3	2.6%
2	1,939,645	90.0	105	91.3
3	184,191	8.5	7	6.1
4	—	0.0	—	0.0
Total	$2,154,672	100.0%	115	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies(1)	Percentage of Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	0.0	—	0.0
Total	$2,289,105	100.0%	106	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of March 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $133.6 million, and equity interests of $46.3 million. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million

As of March 31, 2022, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $178.2 million in capital and has $71.1 million in unfunded capital contributions. As of March 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $69.2 million in capital and has $34.7 million in unfunded capital contributions.

As of December 31, 2021, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $189.5 million. The Company has contributed $165.7 million in capital and has $23.8 million in unfunded capital contributions. As of March 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $78.9 million. Pantheon has contributed $69.8 million in capital and has $9.1 million in unfunded capital contributions.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $607.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of March 31, 2022, ISLP had $519.8 million in debt investments, at fair value. As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things increased the financing limit from $300.0 million to $350.0 million. As of March 31, 2022, the ISLP Credit Facility had $304.9 million of outstanding debt under the credit facility. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of March 31, 2022, the effective rate on the ISLP Credit Facility was 2.5% per annum. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2022	December 31, 2021
Total investments	$519,752	$501,545
Weighted average yield on investments	6.5%	6.5%
Number of borrowers in ISLP	27	27
Largest portfolio company investment	$43,787	$40,071
Total of five largest portfolio company investments	$171,531	$171,291
Unfunded commitments	$4,502	$105

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares		Cost	Market Value	% of Members Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD		4,169	3,290	3,125
								Healthcare & Pharmaceuticals Total		3,290	3,125	4.8%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD		9,610	6,898	6,843
								Media: Advertising, Printing & Publishing Total		6,898	6,843	10.6%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 5.00%	5.19%	6/28/2024	AUD		20,415	16,057	15,303
								Services: Consumer Total		16,057	15,303	23.7%

								Australian Dollar Total		26,245	25,271	39.1%

British Pound
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026			£12,013	16,916	15,783
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	SONIA+ 4.50%	4.96%	10/28/2024			£963	1,323	1,265
								Healthcare & Pharmaceuticals Total		18,239	17,048	26.4%

	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.25%	6.06%	4/30/2025			£5,602	7,711	7,361
								High Tech Industries Total		7,711	7,361	11.4%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	5/31/2023			£8,734	12,255	11,440
								Media: Diversified & Production Total		12,255	11,440	17.7%

	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.25%	5.42%	9/30/2024			£7,362	9,528	8,970
		Brook Bidco Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.31%	7/7/2028			£21,167	28,821	27,811
		Brook Bidco I T/L Capex and Acquisition 1	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028			£4,600	6,168	6,044
		Brook Bidco I T/L Capex and Acquisition 2	First Lien Senior Secured Loan	SONIA+ 6.00%	6.75%	7/7/2028			£6,400	8,582	8,409
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028			£12,151	16,341	15,966
		Parcel2Go Acquisition Facility	First Lien Senior Secured Loan	SONIA+ 5.75%	6.20%	7/15/2028			£6,554	5,085	4,982
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	6.44%	7/15/2028			£12,395	16,634	16,204
								Services: Business Total		91,159	88,386	136.9%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	SONIA+ 6.00% PIK	6.50%	5/11/2026			£5,179	6,745	5,726
								Services: Consumer Total		6,745	5,726	8.9%

								British Pound Total		136,109	129,961	201.3%

Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	-	-	4/30/2026	CAD			-	-
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD		6,851	5,439	5,489
								Media: Diversified & Production Total		5,439	5,489	8.5%

	Retail	New Look Vision Group	First Lien Senior Secured Loan	CDOR+ 5.25%	6.25%	5/26/2028	CAD		18,011	14,723	14,429
								Retail Total		14,723	14,429	22.3%

								Canadian Dollar Total		20,162	19,918	30.8%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK		56,429	9,231	8,407
								High Tech Industries Total		9,231	8,407	13.0%

								Danish Krone Total		9,231	8,407	13.0%

European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028			€21,335	24,529	23,643
								FIRE: Insurance Total		24,529	23,643	36.6%

	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026			€12,999	15,686	14,406
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026			€22,244	26,841	24,650
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028			€13,492	14,933	14,578
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028			€2,453	2,713	2,651
								Healthcare & Pharmaceuticals Total		60,173	56,285	87.2%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026			€3,693	4,492	4,092
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028			€35,000	40,992	38,787
								Media: Diversified & Production Total		45,484	42,879	66.4%

	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028			€10,572	11,986	11,716
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026			€24,000	28,430	26,597
								Services: Business Total		40,416	38,313	59.3%

								European Currency Total		170,602	161,120	249.5%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.42%	3/10/2025	NOK		73,280	8,651	8,361
								High Tech Industries Total		8,651	8,361	12.9%

								Norwegian Krone Total		8,651	8,361	12.9%

U.S. Dollar
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025			$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028			$9,653	9,564	9,653
								Automotive Total		24,491	24,580	38.1%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.25%	6.00%	12/22/2027			$23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total		23,634	23,634	36.6%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026			$14,772	14,707	14,569
								Healthcare & Pharmaceuticals Total		14,707	14,569	22.6%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	-	-	10/31/2025	$			-	-
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025			$34,279	34,279	34,279
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.36%	8/9/2027			$14,701	14,701	14,701
								High Tech Industries Total		48,980	48,980	75.9%

	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028			$23,907	23,704	23,907
		Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028			$2,619	2,619	2,619
								Media: Broadcasting and Subscription Industry Total		26,323	26,526	41.1%

	Media: Diversified & Production	Aptus 1724 Gmbh	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028			$5,000	5,000	5,000
								Media: Diversified & Production Total		5,000	5,000	7.7%

	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028			$23,423	23,207	23,425
								Services: Business Total		23,207	23,425	36.3%

								U.S. Dollar Total		166,342	166,714	258.3%

								Total		537,342	519,752	804.9%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
EURO 1,830	AUSTRALIAN DOLLARS 2,862	Morgan Stanley	4/21/2022	$(113)
EURO 729	CANADIAN DOLLARS 1,035	Standard Chartered	4/21/2022	(16)
EURO 874	DANISH KRONE 6,502	Standard Chartered	4/21/2022	(0)
EURO 8,404	BRITISH POUNDS 7,000	Morgan Stanley	4/21/2022	140
EURO 847	NORWEGIAN KRONE 8,444	Standard Chartered	4/21/2022	(23)
EURO 21,723	US DOLLARS 24,710	Morgan Stanley	4/21/2022	(529)
EURO 1,440	US DOLLARS 1,631	Morgan Stanley	4/21/2022	(28)
EURO 644	US DOLLARS 720	Morgan Stanley	4/21/2022	(4)
EURO 3,175	US DOLLARS 3,518	Goldman Sachs	7/21/2022	32
US DOLLARS 8,051	AUSTRALIAN DOLLARS 11,078	Morgan Stanley	4/21/2022	(270)
US DOLLARS 3,208	CANADIAN DOLLARS 4,005	Standard Chartered	4/21/2022	3
US DOLLARS 3,840	DANISH KRONE 25,168	Standard Chartered	4/21/2022	73
US DOLLARS 2,450	EURO 2,209	Goldman Sachs	7/21/2022	(20)
US DOLLARS 39,834	EURO 35,050	Morgan Stanley	4/21/2022	817
US DOLLARS 510	EURO 448	Standard Chartered	4/21/2022	11
US DOLLARS 720	EURO 633	Morgan Stanley	4/21/2022	16
US DOLLARS 36,943	BRITISH POUNDS 27,100	Goldman Sachs	4/21/2022	1,270
US DOLLARS 3,724	NORWEGIAN KRONE 32,686	Standard Chartered	4/21/2022	(13)
				$1,346

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC
Consolidated Schedule of Investments
As of December 31, 2021
(in thousands)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members’ Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
								Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
								Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
								Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
								Services: Consumer Total	16,045	14,827	23.8%
								Australian Dollar Total	49,087	46,342	74.4%
British Pound
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026		£963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024		£12,013	16,916	16,255
								Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025		£5,602	7,711	7,581
								High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023		£8,734	12,255	11,782
								Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/27/2024		£7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028		£21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028		£12,395	16,619	16,689
								Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,979	6,732	5,929
								Services: Consumer Total	6,732	5,929	9.5%
								British Pound Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan— Revolver	CDOR+ 5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members’ Equity
								Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
								Retail Total	14,752	14,288	22.9%
								Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
								High Tech Industries Total	9,231	8,628	13.9%
								Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€21,335	24,521	24,257
								FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,830	25,291
								Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€35,000	40,944	39,795
								Media: Diversified & Production Total	45,638	44,183	71.0%
	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,038	23,877
								Services: Business Total	36,425	35,314	56.7%
								European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
								High Tech Industries Total	8,651	8,310	13.3%
								Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollar
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025		$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028		$9,653	9,560	9,653
								Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027		$23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,709	14,733
								Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan—Revolver	L+ 4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,367	34,367	34,367

				Spread Above	Interest	Maturity				Market	% of Members’
Currency	Industry	Portfolio Company	Investment Type	Index	Rate	Date	Currency	Principal/Shares	Cost	Value	Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$21,000	20,790	21,000
								Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$23,423	23,198	23,423
								Services: Business Total	23,198	23,423	37.6%
								U.S. Dollar Total	160,270	160,822	258.3%
								Total	512,712	501,545	805.5%

Below is the financial information for ISLP (dollars in thousands):

Selected Balance Sheet Information

	As of	As of
	March 31, 2022	December 31, 2021
Investments at fair value (cost—$537,342 and $512,712, respectively)	$519,752	$501,545
Cash	12,249	6,830
Foreign cash	27,420	3,937
Deferred financing costs	2,223	1,981
Unrealized appreciation on forward currency exchange contracts	1,840	—
Other assets	6,722	7,347
Total assets	$570,206	$521,640
Debt	$304,853	$272,133
Subordinated notes payable to members	187,029	176,336
Dividend payable	1,703	1,150
Unrealized depreciation on forward currency exchange contracts	494	61
Other payables	11,556	9,693
Total liabilities	$505,635	$459,373
Members’ equity	64,571	62,267
Total liabilities and members’ equity	$570,206	$521,640

 Selected Statement of Operations Information

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment Income
Interest Income	$8,243	$2,096
Other	—	—
Total investment income	8,243	2,096
Expenses
Interest and debt financing expenses	1,891	555
Interest expense on members subordinated notes	4,002	1,307
General and administrative expenses	567	357
Total expenses	6,460	2,219
Net investment income (loss)	1,783	(123)
Net realized and unrealized gain (losses)
Net realized loss on investments	(676)	(22)
Net realized gain on foreign currency transactions	635	3,344
Net realized gain on forward contracts	1,413	—
Net unrealized gain on foreign currency	3,856	2,992
Net change in unrealized appreciation (depreciation) on forward contracts	(455)	1,653
Net change in unrealized depreciation on investments	(6,423)	(4,086)
Net gain (loss) on investments	(1,650)	3,881
Net increase in members’ equity resulting from operations	$133	$3,758

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone's initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of March 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $35.8 million, preferred equity interests of $0.01 million and equity interests of $5.6 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company has determined that SLP is an investment company under ASC, Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members. The Company measures the fair value of SLP in accordance with ASC Subtopic 820, Fair Value Measurements and Disclosures, using the net asset value (or its equivalent) as a practical expedient. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.

On March 7, 2022, SLP acquired 70% of the Company’s Membership Interests of BCC Middle Market CLO 2018-1 LLC (the “2018-1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018-1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s consolidated financial statements. The Company retained the remaining 30% of the 2018-1 membership interests as a non-controlling equity interest. Please see Note 6 for additional details on the formation of the 2018-1 Issuer and the related CLO Transaction.

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of March 31, 2022:

2018-1 Notes	Principal Amount	Spread above Index	Interest rate at March 31, 2022
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	1.80%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.05%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	2.40%
Class B	29,300	3.00% + 3 Month LIBOR	3.25%
Class C	30,400	4.00% + 3 Month LIBOR	4.25%
Total 2018-1 Notes	$365,700

Below is a summary of SLP’s portfolio at fair value:

As of March 31, 2022
Total investments	$372,320
Weighted average yield on investments	6.9%
Number of borrowers in SLP	41
Largest portfolio company investment	$13,200
Total of five largest portfolio company investments	$65,456
Unfunded commitments	$2,447

Below is a listing of SLP’s individual investments as of:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollar
	Aerospace & Defense	WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	L+ 4.75%	5.75%	2/22/2025	900	900	900
		WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	8,688	8,688	8,688
		Whitcraft LLC	First Lien Senior Secured Loan	L+ 6.00%	7.01%	4/3/2023	10,766	10,444	10,416
							Aerospace & Defense Total	20,032	20,004	65.6%

	Automotive	Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	10,800	10,800	10,800
		CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	5,600	5,600	5,600
		JHCC Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.76%	9/9/2025	7,579	7,579	7,200
							Automotive Total	23,979	23,600	77.4%

	Banking	Green Street Parent, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026	10,725	10,725	10,725
							Banking Total	10,725	10,725	35.2%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.25%	6.00%	12/22/2027	10,421	10,421	10,421
							Chemicals, Plastics & Rubber Total	10,421	10,421	34.2%

	Construction & Building	YLG Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025	10,616	10,616	10,616
							Construction & Building Total	10,616	10,616	34.8%

	Consumer goods: Durable	Stanton Carpet T/L 2nd Lien	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028	5,000	4,901	4,925
		TLC Purchaser, Inc.	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025	9,587	8,465	8,437
							Consumer goods: Durable Total	13,366	13,362	43.8%

	Consumer Goods: Non-Durable	RoC Opco LLC	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	8,820	8,820	8,820
		Solaray, LLC	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	10,693	10,693	10,693
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	6,577	6,577	6,577
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	6,368	6,368	6,368
							Consumer Goods: Non-Durable Total	32,458	32,458	106.4%

	Consumer goods: Wholesale	WSP Initial Term Loan	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	6,172	6,066	5,972
							Consumer goods: Wholesale Total	6,066	5,972	19.6%

	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027	13,200	12,940	13,200
							Containers, Packaging, & Glass Total	12,940	13,200	43.3%

	Energy: Oil & Gas	Amspec Services, Inc.	First Lien Senior Secured Loan	L+ 5.75%	6.76%	7/2/2024	9,847	9,847	9,847
		Blackbrush Oil & Gas, L.P.	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	4,348	4,348	4,348
							Energy: Oil & Gas Total	14,195	14,195	46.5%

	FIRE: Finance	Allworth Financial Group, L.P.	First Lien Senior Secured Loan	SOFR+ 4.75%	5.75%	12/23/2026	1,394	1,394	1,394
							FIRE: Finance Total	1,394	1,394	4.6%

	FIRE: Insurance	McLarens Acquisition Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.68%	12/19/2024	10,533	10,533	10,533
							FIRE: Insurance Total	10,533	10,533	34.5%

	Healthcare & Pharmaceuticals	CPS Group Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.00%	3/3/2025	9,801	9,801	9,801
		SunMed Group Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028	9,703	9,703	9,703
							Healthcare & Pharmaceuticals Total	19,504	19,504	63.9%

	High Tech Industries	AMI US Holdings Inc.	First Lien Senior Secured Loan - Revolver	L+ 5.25%	5.71%	4/1/2024	698	698	698
		AMI US Holdings Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.25%	4/1/2025	972	972	972
		Drilling Info Holdings, Inc	First Lien Senior Secured Loan	L+ 4.25%	4.71%	7/30/2025	10,858	10,753	10,743
		Superna Inc.	First Lien Senior Secured Loan	SOFR + 6.25%	7.25%	3/6/2028	10,800	10,693	10,692
		Ventiv Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025	9,877	9,877	9,877
							High Tech Industries Total	32,993	32,982	108.1%

	Hotel, Gaming & Leisure	Captain D's LLC	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023	5,729	5,729	5,729
		Quidditch Acquisition, Inc.	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025	9,436	9,316	9,200
							Hotel, Gaming & Leisure Total	15,045	14,929	48.9%

	Retail	Batteries Plus Holding Corporation	First Lien Senior Secured Loan	L+ 6.75%	7.75%	7/6/2022	10,500	10,500	10,500
		Thrasio, LLC	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026	13,146	13,146	13,146
							Retail Total	23,646	23,646	77.5%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028	10,800	10,693	10,692
		Refine Intermediate, Inc.	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027	10,800	10,800	10,800
		Smartronix T/L	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028	13,167	12,907	13,003
		TEI Holdings Inc.	First Lien Senior Secured Loan	L+ 5.75%	6.75%	12/23/2026	9,902	9,902	9,902
		WCI Gigawatt Purchaser T/L	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027	10,773	10,534	10,665
							Services: Business Total	54,836	55,062	180.4%

	Services: Consumer	MZR Buyer, LLC	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026	13,163	13,163	13,163
							Services: Consumer Total	13,163	13,163	43.1%

	Telecommunications	Horizon Telcom, Inc.	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	6/15/2023	632	632	632
		Horizon Telcom, Inc.	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023	9,300	9,300	9,300
							Telecommunications Total	9,932	9,932	32.6%

	Transportation: Cargo	A&R Logistics, Inc.	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	10,751	10,751	10,751
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	-	-	9/30/2024	-	-	-
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.50%	5.50%	9/30/2024	3,475	3,475	3,475
		Omni Logistics, LLC	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	5,000	5,000	5,000
							Transportation: Cargo Total	19,226	19,226	63.0%

	Wholesale	Abracon Group Holding, LLC	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	7,838	7,838	7,838
		Aramsco, Inc.	First Lien Senior Secured Loan	L+ 5.25%	5.71%	8/28/2024	9,558	9,558	9,558
							Wholesale Total	17,396	17,396	57.0%

							Total	372,466	372,320	1220.4%

Below is the financial information for SLP (dollars in thousands):

Selected Balance Sheet Information

As of
March 31, 2022
Investments at fair value (cost—$372,466)	$372,320
Cash	77,768
Other assets	19,945
Total assets	$470,033
Debt	$364,220
Subordinated notes payable to members	71,570
Other payables	3,734
Total liabilities	$439,524
Members’ equity	30,509
Total liabilities and members’ equity	$470,033

Selected Statement of Operations Information

For the Three Months Ended
March 31, 2022
Investment Income
Interest Income	$2,516
Other	—
Total investment income	2,516
Expenses
Interest and debt financing expenses	744
Interest expense on members subordinated notes	636
General and administrative expenses	112
Total expenses	1,492
Net investment income	1,024
Net realized and unrealized gain (losses)
Net realized gain on investments	6
Net change in unrealized depreciation on investments	(146)
Net loss on investments	(140)
Net increase in members’ equity resulting from operations	$884

Results of Operations

Our operating results for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Total investment income	$46,011	$49,831
Total expenses, net of fee waivers	24,308	27,666
Net investment income	21,703	22,165
Net realized gain	2,172	8,858
Net change in unrealized appreciation	9,806	730
Net increase (decrease) in net assets resulting from operations	$33,681	$31,753

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest income	$38,033	$41,974
Dividend income	3,601	2,036
PIK income	3,912	2,365
Other income	465	3,456
Total investment income	$46,011	$49,831

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $38.0 million for the three months ended March 31, 2022 from $42.0 million for the three months ended March 31, 2021, primarily due to the decrease in the Company’s investment portfolio between the periods. Our investment portfolio at amortized cost decreased to $2,178.2 million as March 31, 2022 compared to $2,378.2 million as of March 31, 2021. Accelerated unamortized discounts from paydowns decreased to $0.7 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. Dividend income increased to $3.6 million for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021, primarily due to a increase in dividend income from our equity interests. Other income decreased to approximately $0.5 million for the three months ended March 31, 2022 from $3.5 million for the three months ended March 31, 2021, primarily due to an decrease in one-time fees earned on certain investments. As of March 31, 2022, the weighted average yield of our investment portfolio at amortized cost increased to 7.9% from 7.6% as of March 31, 2021.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest and debt financing expenses	$10,643	$11,833
Base management fee	8,369	8,698
Incentive fee	3,311	6,728
Professional fees	390	959
Directors fees	175	171
Other general and administrative expenses	1,420	1,390
Total expenses, before fee waivers	$24,308	$29,779
Base management fee waiver	—	(2,113)
Incentive fee waiver	—	—
Total expenses, net of fee waivers	$24,308	$27,666

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $10.6 million and $11.8 million for the three months ended March 31, 2022 and 2021, respectively. Interest and debt financing expense for the three months ended March 31, 2022 as compared to March 31, 2021 decreased primarily due to a decrease in total principal debt outstanding and improved average stated interest rate on debt between periods. The weighted average principal debt balance outstanding for the three months ended March 31, 2022 was $1,314.4 million compared to $1,449.9 million for the three months ended March 31, 2021.

The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 2.9% and 2.9% as of March 31, 2022 and December 31, 2021, respectively.

Management Fees

Management fees (net of waivers) increased to $8.4 million for the three months ended March 31, 2022 from $6.6 million for the three months ended March 31, 2021. Management fees (gross of waivers) decreased to $8.4 million for the three months ended March 31, 2022 compared to $8.7 million for the three months ended March 31, 2021. Management fees waived for the three months ended March 31, 2022 and 2021 were $0.0 million and $2.1 million, respectively.

Incentive Fees

Incentive fee (net of waivers) decreased to $3.3 million for the three months ended March 31, 2022 from $6.7 million for the three months ended March 31, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for both the three months ended March 31, 2022 and March 31, 2021. For the three months ended March 31, 2022 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $1.8 million for the three months ended March 31, 2022 from $2.5 million for the three months ended March 31, 2021, primarily due to a decrease in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net realized gain on investments	$3,625	$19,860
Net realized loss on investments	(2,208)	(4,684)
Net realized gain on foreign currency transactions	61	33
Net realized loss on foreign currency transactions	(549)	(3,059)
Net realized gain on forward currency exchange contracts	1,283	—
Net realized loss on forward currency exchange contracts	(40)	(3,292)
Net realized gains	$2,172	$8,858

Change in unrealized appreciation on investments	$21,872	$27,530
Change in unrealized depreciation on investments	(14,063)	(31,763)
Net change in unrealized appreciation (depreciation) on investments	7,809	(4,233)
Unrealized appreciation on foreign currency translation	346	386
Unrealized appreciation on forward currency exchange contracts	1,651	4,577
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,997	4,963
Net change in unrealized appreciation	$9,806	$730

For the three months ended March 31, 2022, and 2021, we had net realized gains on investments of $1.4 million and $15.2 million, respectively. For the three months ended March 31, 2022 and 2021, we had net realized losses on foreign currency transactions of ($0.5) million and ($3.0) million, respectively. For the three months ended March 31, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of $1.2 million and ($3.3) million, respectively, primarily as a result of settling GBP and EUR forward contracts, respectively.

For the three months ended March 31, 2022, we had $21.7 million in unrealized appreciation on 36 portfolio company investments, which was offset by ($14.1) million in unrealized depreciation on 74 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2022 resulted from an increase in fair value, primarily due to a tightening positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

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

For the three months ended March 31, 2022 and 2021, we had unrealized appreciation on forward currency exchange contracts of $1.7 million and $4.6 million, respectively. For the three months ended March 31, 2022, unrealized appreciation on forward currency exchange contracts was due to EUR and GBP forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three months ended March 31,
	2022	2021
Net change in unrealized depreciation on investments due to foreign currency	$(2,876)	$(17,338)
Net realized gain (loss) on investments due to foreign currency	(153)	15,916
Net change in unrealized appreciation on foreign currency translation	346	386
Net realized loss on foreign currency transactions	(488)	(3,026)
Net change in unrealized appreciation on forward currency exchange contracts	1,651	4,577
Net realized gain (loss) on forward currency exchange contracts	1,243	(3,292)
Foreign currency impact to net decrease in net assets resulting from operations	$(277)	$(2,777)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($3.2) million and ($4.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2022 and 2021, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $2.9 million and $1.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.3) million and ($2.8) million for the three months ended March 31, 2022 and 2021, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase in net assets resulting from operations was $33.7 million and $31.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, our per share net increase in net assets resulting from operations was $0.52 and $0.49, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019-1 Debt, 2023 Notes, March 2026 Notes, October 2026 Notes and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 201% and 177%, respectively.

At March 31, 2022 and December 31, 2021, we had $114.8 million and $203.6 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2022, we had approximately $261.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2021, we had approximately $300.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $88.7 million. During the three months ended March 31, 2022, we used $101.8 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $247.4 million, which was offset by proceeds from principal payments and sales of investments of $117.1 million and a net increase in assets resulting from operations of $33.7 million.

During the three months ended March 31, 2022, we provided $14.9 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility.

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

During the three months ended March 31, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2022, there have been no repurchases of common stock.

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

Debt

Debt consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	As of March 31, 2022			As of December 31, 2021
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Debt	352,500	352,500	351,001	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,357	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	295,539	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	293,780	300,000	300,000	293,442
Sumitomo Credit Facility	300,000	39,000	39,000	300,000	—	—
Total Debt	$1,452,500	$1,104,000	$1,090,677	$1,818,200	$1,430,700	$1,414,982

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

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$509
Unused facility fee	—	118
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$627

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes. The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. As of December 31, 2021, the Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were included in the consolidated financial statements. The Membership Interests were eliminated in consolidation.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,299	$2,024
Amortization of debt issuance costs and upfront commitment fees	28	43
Total interest and debt financing expenses	$1,327	$2,067

On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes from the Company’s consolidated financial statements.

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

On March 20, 2020, the Company entered into a second amended and restated loan and security agreement between the parties (the “Second Amended Loan and Security Agreement”). The Second Amended Loan and Security Agreement, among other things, provided flexibility to contribute and borrow against revolving loans, reduce the amount required to be reserved for unfunded revolvers and delayed draw obligations and decreased the financing limit by $50.0 million within 90 days or, based on the occurrence of certain events, such earlier period as may be set forth in the Second Amended Loan and Security Agreement. The Company paid to the Administrative Agent $50.0 million to the prepayment of Advances and the Financing Commitments reduced by the amount of principal so prepaid on the earlier of two Business days following the closing of the Rights Offering and June 18, 2020.

On July 2, 2020, the Company entered into a third amended and restated loan and security agreement with respect to the JPM Credit Agreement to, among other things, adjust the advance rates and make certain changes of an updating nature.

The facility amount under the JPM Credit Agreement is $450.0 million. Proceeds of the loans under the JPM Credit Facility were used to acquire certain qualifying loans and such other uses as permitted under the JPM Credit Agreement. The period from the effective date of the amendment until January 29, 2023 is referred to as the reinvestment period and during such reinvestment period, the Borrower could request drawdowns under the JPM Credit Facility.

The maturity date was the earliest of: (a) January 29, 2025, (b) the date on which the secured obligations become due and payable following the occurrence of an event of default, (c) the date on which the advances are repaid in full and (d) the date after a market value cure failure occurs on which all portfolio investments have been sold and proceeds there from have been received by the Borrower. The stated maturity date of January 29, 2025 could be extended for successive one-year periods by mutual agreement of the Borrower and the Administrative Agent.

The JPM Credit Agreement included customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Borrowings under the JPM Credit Facility bore interest at LIBOR plus a margin. The Company paid an unused commitment fee of between 37.5 basis points (0.375%) and 75 basis points (0.75%) per annum depending on the size of the unused portion of the facility. Interest was payable quarterly in arrears. As of December 31, 2020, the JPM Credit Facility was accruing interest expense at a rate of LIBOR plus 2.375%. We paid an unused commitment fee of 75 basis points (0.75%) per annum.

On December 27, 2021, the JPM Credit Facility was terminated.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$2,424
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	64
Total interest and debt financing expenses	$—	$2,488

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

2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt (dollars in thousands):

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at March 31, 2022
Class A-1-R	$282,500	1.50% + 3 Month LIBOR	1.74%
Class A-2-R	55,000	2.00% + 3 Month LIBOR	2.24%
Class B-R	15,000	2.60% + 3 Month LIBOR	2.84%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$454,750

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

As of March 31, 2022, there were 47 first lien and second lien senior secured loans with a total fair value of approximately $468.7 million and cash of $34.0 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2022 and December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $1.5 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,624	$2,526
Amortization of debt issuance costs and upfront commitment fees	32	57
Total interest and debt financing expenses	$1,656	$2,583

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of March 31, 2022, there were no borrowings under the Revolving Advisor Loan.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of March 31, 2022, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Principal amount of debt	$112,500	$112,500
Unamortized debt issuance cost	(687)	(822)
Original issue discount, net of accretion	(456)	(545)
Carrying value of 2023 Notes	$111,357	$111,133

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,250	$3,188
Amortization of debt issuance cost	135	180
Accretion of original issue discount	90	119
Total interest and debt financing expenses	$2,475	$3,487

 March 2026 Notes

On March 10, 2021, the Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.95% notes due 2026 (the “2026 Notes”).

The March 2026 Notes will mature on March 10, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2026 Notes bear interest at a rate of 2.95% per year payable semi-annually on March 10th and September 10th of each year, commencing on September 10, 2021. The March 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $294.3 million, after deducting the underwriting discounts and commissions of $4.4 million and offering expenses of $1.3 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the March 2026 Notes were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,559)	(2,719)
Original issue discount, net of accretion	(1,902)	(2,021)
Carrying value of March 2026 Notes	$295,539	$295,260

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,213	$516
Amortization of debt issuance cost	159	37
Amortization of original issue discount	119	28
Total interest and debt financing expenses	$2,491	$581

October 2026 Notes

On October 13, 2021, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Second Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.55% notes due 2026 (the “October 2026 Notes,” and together with the March 2026 Notes, the “2026 Notes”).

The October 2026 Notes will mature on October 13, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The October 2026 Notes bear interest at a rate of 2.55% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2022. The October 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the October 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million and offering expenses of $0.7 million.

As of March 31, 2022 and December 31, 2021, the components of the carrying value of the October 2026 Notes were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,315)	(3,495)
Original issue discount, net of accretion	(2,905)	(3,063)
Carrying value of October 2026 Notes	$293,780	$293,442

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$1,912	$—
Amortization of debt issuance cost	180	—
Amortization of original issue discount	158	—
Total interest and debt financing expenses	$2,250	$—

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2022 and December 31, 2021, there were $39.0 million and $0.0 million of borrowings under the Sumitomo Credit Facility, and the company was in compliance with the terms of the Sumitomo Credit Facility.

For the three months ended March 31, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$44	$—
Unused facility fee	292	—
Amortization of original issue discount	108	—
Total interest and debt financing expenses	$444	$—

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2022 (dollars in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
Total distributions declared			$0.34	$21,951

The distributions declared during the three months ended March 31, 2022 were derived from investment company taxable income and net capital gain, if any.

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

As of March 31, 2022, the Company had $235.1 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,051
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	511
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,958
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	1,089
Armstrong Bidco Limited - Delayed Draw	4/30/2025	4,762
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	7/6/2022	2,691
Captain D's LLC - Revolver	12/15/2023	1,862
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco DD T/L - Delayed Draw	3/30/2029	4,201
Concert Golf Partners Holdco R/C - Revolver	3/31/2028	2,136
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - Delayed Draw	3/22/2026	10,590
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	750
Great Expressions Dental Center PC - Revolver	9/28/2022	219
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	1,813
JHCC Holdings, LLC - Revolver	9/9/2025	1,160
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,493
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872

	Expiration Date (1)	Unfunded Commitments (2)
Margaux UK Finance Limited - Revolver	12/19/2024	656
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	259
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,818
New Look Vision Group - Revolver	5/26/2026	1,033
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/23/2026	504
Omni Intermediate R/C - Revolver	11/23/2025	732
Opus2 - Delayed Draw	5/5/2028	7,167
Paisley Bidco Limited - Delayed Draw	11/26/2028	8,374
Parcel2Go Acquisition Facility - Subordinated Debt	7/15/2028	36
Premier Imaging, LLC - Delayed Draw	1/2/2025	5,235
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	503
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	2,612
Service Master Term Note - First Lien Senior Secured Loan	8/16/2027	2
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	10,484
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2026	3,123
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,119

	Expiration Date (1)	Unfunded Commitments (2)
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	7,885
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,609
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	2,735
WCI-HSG Purchaser, Inc. - Revolver	2/22/2025	378
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	5,071
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$235,148

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L – First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC – Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation – Revolver	6/30/2023	3,433
Captain D’s LLC – Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. – Revolver	3/3/2025	4,933
CST Buyer Company – Revolver	10/3/2025	2,190
DC Blox Inc. – First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. – Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC – Revolver	6/15/2022	2,267

	Expiration Date (1)	Unfunded Commitments (2)
Element Buyer, Inc. – Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. – Revolver	9/30/2024	1,050
Great Expressions Dental Center PC – Revolver	9/28/2022	215
Green Street Parent, LLC – Revolver	8/27/2025	2,419
GSP Holdings, LLC – Revolver	11/6/2025	2,947
JHCC Holdings, LLC – Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. – Revolver	7/1/2025	3,092
Mach Acquisition R/C – Revolver	10/18/2026	10,043
Margaux Acquisition Inc. – Revolver	12/19/2024	2,872
Margaux UK Finance Limited – Revolver	12/19/2024	675
masLabor Revolver – Revolver	7/1/2027	1,034
MRHT Acquisition Facility – First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC – Revolver	2/10/2026	1,782
MZR Buyer, LLC – Revolver	12/22/2026	5,210
New Look (Delaware) Corporation – Delayed Draw	5/26/2028	2,005
New Look Vision Group – Delayed Draw	5/26/2028	3,803
New Look Vision Group – Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 – First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C – Revolver	11/30/2026	549
Opus2 – Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited – Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility – Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. – Revolver	9/3/2026	5,340
Revalize, Inc. – Delayed Draw	4/15/2027	13,395
Revalize, Inc. – Revolver	4/15/2027	1,340
RoC Opco LLC – Revolver	2/25/2025	10,241
Service Master Revolving Loan – Revolver	8/16/2027	3,240
Smartronix RC – Revolver	11/23/2028	6,321
Solaray, LLC – Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC – Revolver	6/16/2027	1,032
Swoogo LLC – Revolver	12/9/2026	1,243
TEI Holdings Inc. – Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd – Revolver	4/30/2027	3,026
Tidel Engineering, L.P. – Revolver	3/1/2023	4,250
TLC Purchaser, Inc. – Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. – Revolver	10/13/2025	2,492
V Global Holdings LLC – Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. – Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L – Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C – Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. – Revolver	2/24/2025	1,478
Whitcraft LLC – Revolver	4/3/2023	1,812
World Insurance – Revolver	4/1/2026	861
WSP Initial Term Loan – First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan – Revolver	4/27/2027	402
WU Holdco, Inc. – First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. – Revolver	3/26/2025	3,944
YLG Holdings, Inc. – Revolver	10/31/2025	8,545
Total First Lien Senior Secured Loans		$234,031

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2021.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2022 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	39,000	—	—	39,000	—
Total Debt Obligations	$1,104,000	$—	$112,500	$639,000	$352,500

Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 5, 2022, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Assuming that the statement of financial condition as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,233)	$(979)	$(254)
Up 100 basis points	15,776	3,915	11,861
Up 200 basis points	34,285	7,830	26,455
Up 300 basis points	52,871	11,745	41,126

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Invastion of Ukraine

On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.1	Second Amended and Restated Investment Advisory Agreement, dated November 28, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on February 1, 2019).

10.2	Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.3	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.4	Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55528) filed on October 6, 2016).

10.5	Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.6	Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.7	Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.8	Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.9	Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018-1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on October 17, 2018).

10.10*	Amended and Restated Indenture, dated as of November 31, 2021, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee.

10.11*	Amended and Restated Portfolio Management Agreement, dated as of November 30, 2021, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager.

10.12	Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.13	Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.14	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.15	Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019-1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on November 6, 2019).

10.16	Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.17	Master Note Purchase Agreement, dated June 10, 2020, of the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on August 5, 2020).

10.18	Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 24, 2021).

10.19	Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).

10.20	Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.21	First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.22	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.23	Underwriting Agreement, dated October 5, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP, and Goldman Sachs & Co. LLC and SMBC Nikko Securities America Inc., as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 6, 2021).

10.24	Second Supplemental Indenture, dated as of October 13, 2021, relating to the 2.550% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.25	Form of 2.550% Notes due 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.26	Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

10.27	Amended and Restated Limited Liability Company Agreement, dated December 27, 2021, of Bain Capital Senior Loan Program, LLC. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

 *             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: May 5, 2022	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 5, 2022	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer