Form 10-Q
period 2022-06-30
Bain Capital Specialty Finance, Inc.
filed 2022-08-03
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01175

BAIN CAPITAL SPECIALTY FINANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2878769
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Clarendon Street, 37th Floor
Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 516-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BCSF	New York Stock Exchange

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

As of August 3, 2022 the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,837,653 and $1,921,970, respectively)	$1,784,423	$1,901,054
Non-controlled/affiliate investment (amortized cost of $124,564 and $100,888, respectively)	151,735	113,290
Controlled affiliate investment (amortized cost of $357,458 and $288,526, respectively)	350,880	274,761
Cash and cash equivalents	38,013	87,443
Foreign cash (cost of $8,902 and $30,877, respectively)	5,003	29,979
Restricted cash and cash equivalents	25,910	86,159
Collateral on forward currency exchange contracts	—	2,815
Deferred financing costs	1,961	2,178
Interest receivable on investments	27,776	19,269
Receivable for sales and paydowns of investments	13,863	30,334
Prepaid Insurance	559	193
Unrealized appreciation on forward currency exchange contracts	15,095	5,321
Dividend receivable	10,826	18,397
Total Assets	$2,426,044	$2,571,193

Liabilities
Debt (net of unamortized debt issuance costs of $12,440 and $15,718, respectively)	$1,244,283	$1,414,982
Interest payable	7,164	7,058
Payable for investments purchased	27,052	7,594
Base management fee payable	8,451	8,792
Incentive fee payable	4,069	4,727
Collateral on forward currency exchange contracts	2,743	—
Accounts payable and accrued expenses	3,317	6,083
Distributions payable	21,951	21,951
Total Liabilities	1,319,030	1,471,187

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable earnings (loss)	(61,435)	(68,443)
Total Net Assets	1,107,014	1,100,006
Total Liabilities and Total Net assets	$2,426,044	$2,571,193

Net asset value per share	$17.15	$17.04

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2022	2021	2022	2021
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$29,769	$36,706	$64,056	$76,619
Dividend income	—	—	108	—
PIK income	2,375	1,082	4,883	2,062
Other income	7,690	875	8,155	4,331
Total investment income from non-controlled/non-affiliate investments	39,834	38,663	77,202	83,012

Investment income from non-controlled/affiliate investments:
Interest from investments	1,901	477	2,225	900
Dividend income	1,851	—	1,851	—
PIK income	45	1,366	1,449	2,752
Total investment income from non-controlled/affiliate investments	3,797	1,843	5,525	3,652

Investment income from controlled affiliate investments:
Interest from investments	4,214	2,572	7,636	4,209
Dividend income	4,519	2,929	8,012	4,964
PIK income	—	483	—	483
Total investment income from controlled affiliate investments	8,733	5,984	15,648	9,656
Total investment income	52,364	46,490	98,375	96,320

Expenses
Interest and debt financing expenses	11,027	13,017	21,670	24,850
Base management fee	8,451	8,623	16,820	17,320
Incentive fee	4,069	8,042	7,380	14,771
Professional fees	446	714	836	1,673
Directors fees	179	171	354	343
Other general and administrative expenses	1,477	1,241	2,897	2,629
Total expenses before fee waivers	25,649	31,808	49,957	61,586
Base management fee waiver	—	(2,723)	—	(4,837)
Incentive fee waiver	—	(4,519)	—	(4,519)
Total expenses, net of fee waivers	25,649	24,566	49,957	52,230
Net investment income	26,715	21,924	48,418	44,090

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(2,576)	4,845	(1,159)	23,258
Net realized gain (loss) on controlled affiliate investments	—	—	—	(3,237)
Net realized gain (loss) on foreign currency transactions	3,166	1,005	2,678	(2,021)
Net realized gain (loss) on forward currency exchange contracts	2,018	(18,396)	3,261	(21,688)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(2,051)	(65)	(1,705)	322
Net change in unrealized appreciation on forward currency exchange contracts	8,124	16,028	9,775	20,604
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(27,206)	4,426	(32,314)	1,202
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	9,102	5,780	14,769	5,407
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(63)	6,886	7,187	6,249
Total net gains (losses)	(9,486)	20,509	2,492	30,096

Net increase in net assets resulting from operations	$17,229	$42,433	$50,910	$74,186

Basic and diluted net investment income per common share	$0.41	$0.34	$0.75	$0.68
Basic and diluted increase in net assets resulting from operations per common share	$0.27	$0.66	$0.79	$1.15
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2022	2021	2022	2021
Operations:
Net investment income	$26,715	$21,924	$48,418	$44,090
Net realized gain (loss)	2,608	(12,546)	4,780	(3,688)
Net change in unrealized appreciation (depreciation)	(12,094)	33,055	(2,288)	33,784
Net increase in net assets resulting from operations	17,229	42,433	50,910	74,186
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,951)	(43,902)	(43,902)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,951)	(43,902)	(43,902)

Total increase (decrease) in net assets	(4,722)	20,482	7,008	30,284
Net assets at beginning of period	1,111,736	1,077,806	1,100,006	1,068,004
Net assets at end of period	$1,107,014	$1,098,288	$1,107,014	$1,098,288

Net asset value per common share	$17.15	$17.01	$17.15	$17.01
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months	For the Six Months
	Ended June 30	Ended June 30
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$50,910	$74,186
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(761,843)	(607,995)
Proceeds from principal payments and sales of investments	434,198	805,272
Net realized (gain) loss from investments	1,159	(20,021)
Net realized (gain) loss on foreign currency transactions	(2,678)	2,021
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	(9,775)	(20,604)
Net change in unrealized (appreciation) depreciation on investments	10,358	(12,858)
Net change in unrealized (appreciation) depreciation on foreign currency translation	1,705	(322)
Increase in investments due to PIK	(6,314)	(5,297)
Accretion of discounts and amortization of premiums	(2,694)	(2,951)
Amortization of deferred financing costs and debt issuance costs	2,001	3,351
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	5,558	1,180
Interest receivable on investments	(8,507)	(4,398)
Prepaid Insurance	(366)	(558)
Dividend receivable	7,571	(4,229)
Interest payable	106	632
Base management fee payable	(341)	(390)
Incentive fee payable	(658)	(276)
Accounts payable and accrued expenses	(579)	(525)
Net cash provided by (used in) operating activities	(280,189)	206,218

Cash flows from financing activities
Borrowings on debt	349,747	457,550
Repayments on debt	(157,000)	(605,374)
Payments of financing costs	(2,186)	—
Payments of debt issuance costs	—	(5,657)
Stockholder distributions paid	(43,902)	(43,902)
Net cash (used in) provided by financing activities	146,659	(197,383)

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(133,530)	8,835
Effect of foreign currency exchange rates	(1,125)	(1,817)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	203,581	81,702
Cash, foreign cash, restricted cash and cash equivalents, end of period	$68,926	$88,720

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$19,562	$22,403
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$—	$317,077
Company investment into ISLP in exchange for investments sold	$—	$128,970
Company investment into SLP	$5,584	$—
Deconsolidation of 2018-1 Issuer
Disposition of assets	$470,616	$—
Reduction of liabilities	$(390,448)	$—

	2022	2021
Cash	$38,013	$29,869
Restricted cash	25,910	57,144
Foreign cash	5,003	1,707
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$68,926	$88,720

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(In thousands)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Ansett Aviation Training (6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 4.69%	5.69%	9/24/2031	AUD	21,215	15,924	14,664
		Ansett Aviation Training (6)(14)(19)(25)	Equity Interest	—	—	—	AUD	15,357	11,527	10,614
		Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L+ 8.25%	9.92%	10/9/2026		$6,540	6,500	5,297
		Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L+ 4.25%	5.92%	10/9/2025		$16,354	16,280	14,065
		GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.76%	11/6/2025		$35,491	35,448	33,361
		GSP Holdings, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025		$2,736	2,711	2,463
		Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—		$1	1,963	720
		Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.00% (0.75% PIK)	7.15%	7/1/2025		$3,305	3,256	3,005
		Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	7/1/2025		$30,248	29,915	28,357
		Mach Acquisition R/C (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 7.50%	9.78%	10/18/2026		$2,009	1,836	1,707
		Mach Acquisition T/L (15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.54%	10/18/2026		$32,806	32,241	31,822
		Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—		$1,417	1,417	1,447
		Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—		$1,592	1,592	1,592
		Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.50%	8.13%	6/29/2029		$49,405	48,294	48,293
		WCI-HSG HOLDCO, LLC (14)(19)(25)	Preferred Equity	—	—	—		$675	675	2,053
		WCI-HSG Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.75%	2/22/2025		$137	133	137
		WCI-HSG Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.75%	6.75%	2/24/2025		$8,666	8,608	8,666
		Whitcraft LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	4/3/2023		$—	(4)	(72)
		Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	8.25%	4/3/2023		$28,834	28,759	27,680
		WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L+ 7.75%	8.99%	4/30/2026		$11,724	11,657	10,668
							Aerospace & Defense Total		$258,732	$246,539	22.3%

	Automotive	American Trailer Rental Group (19)(26)	Subordinated Debt	L+ 9.00% (2.00% PIK)	11.00%	12/1/2027		$4,948	4,882	4,948
		American Trailer Rental Group (19)(26)	Subordinated Debt	L+ 9.00% (2.00% PIK)	11.00%	12/1/2027		$15,267	14,968	15,268
		American Trailer Rental Group (19)(26)	Subordinated Debt	L+ 9.00% (2.00% PIK)	11.00%	12/1/2027		$19,064	18,663	19,064
		Cardo (6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	8.09%	5/12/2028		$98	97	98
		CST Buyer Company (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/3/2025		$—	(7)	—
		CST Buyer Company (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	7.17%	10/3/2025		$8,322	8,280	8,322
		JHCC Holdings, LLC (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	8.00%	9/9/2025		$2,635	2,620	2,503
		JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.00%	9/9/2025		$965	936	823
		JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	8.00%	9/9/2025		$5,740	5,735	5,453
		JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	8.00%	9/9/2025		$21,373	21,192	20,304
							Automotive Total		$77,366	$76,783	6.9%

	Banking	Green Street Parent, LLC (3)(5)(19)(29)	First Lien Senior Secured Loan - Revolver	—	—	8/27/2025		$—	(25)	—
		Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026		$3,419	3,376	3,419
		Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	7.32%	8/27/2026		$4,478	4,398	4,478
							Banking Total		$7,749	$7,897	0.7%

	Banking, Finance, Insurance & Real Estate	Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 5.00%	6.10%	4/25/2028		$266	235	234
		Morrow Sodali (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	4/25/2028		$—	(20)	(20)
							Banking, Finance, Insurance & Real Estate Total		$215	$214	0.0%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Beverage, Food & Tobacco	NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	$428	639	121
							Beverage, Food & Tobacco Total	$639	$121	0.0%

	Capital Equipment	ClockSpring (15)(19)	Second Lien Senior Secured Loan	SOFR+ 6.50%	12.11%	8/1/2025	$5,100	5,005	4,997
		East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	$1,419	1,419	989
		FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	$4	—	—
		Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	11.10%	12/22/2027	$8,000	7,832	8,000
		TCFIII Owl Finance, LLC (19)	First Lien Senior Secured Loan	12.00%	12.00%	1/30/2027	$4,556	4,493	4,453
							Capital Equipment Total	$18,749	$18,439	1.7%

	Chemicals, Plastics & Rubber	V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR+ 5.75%	7.63%	12/22/2027	$15,891	15,548	15,681
		V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 5.75%	7.67%	12/22/2025	$1,453	1,281	1,332
		Vertellus (16)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	6.50%	12/22/2027	€9,500	9,810	9,834
							Chemicals, Plastics & Rubber Total	$26,639	$26,847	2.4%

	Construction & Building	Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L+ 7.00% PIK	9.88%	5/12/2025	$1,279	1,278	997
		Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L+ 7.00% PIK	9.88%	5/12/2025	$13,531	13,504	10,554
		Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	$1	12	528
		Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	$120	1,202	1,484
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2023	€2,087	2,274	2,117
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2023	€677	768	686
		Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2023	€6,335	6,896	6,392
		SAM (19)	First Lien Senior Secured Loan	11.25%	11.25%	5/9/2028	$32,500	32,191	32,175
		Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 7.50%	8.91%	8/16/2027	$1,350	1,273	1,350
		Service Master (15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	8/16/2027	$934	918	934
		Service Master (14)(19)(25)	Equity Interest	—	—	—	$327	327	351
		YLG Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.00%	6.79%	10/31/2025	$256	209	256
		YLG Holdings, Inc. (19)(21)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	7.08%	10/31/2025	$5,034	5,030	5,034
		YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.72%	10/31/2025	$27,291	27,178	27,291
							Construction & Building Total	$93,060	$90,149	8.1%

	Consumer Goods: Durable	New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.00%	8.25%	6/6/2024	$21,598	21,094	21,382
		Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.47%	4/1/2028	$11,434	11,226	11,435
		Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR+ 8.75%	9.99%	5/30/2028	$8,915	8,750	8,737
		TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	$1,281	1,221	—
		TLC Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	10/13/2025	$—	(97)	(1,409)
		TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P+ 5.25%	10.00%	10/13/2025	$8,508	8,338	6,746
		TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	8.08%	10/13/2025	$34,315	33,614	27,967
							Consumer Goods: Durable Total	$84,146	$74,858	6.8%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Consumer Goods: Non-Durable	Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	$939	939	1,344
		FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	11.00%	8/22/2028	$15,125	14,736	15,125
		RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 8.50%	10.13%	2/25/2025	$5,462	5,368	5,462
		RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 8.50%	10.75%	2/25/2025	$15,119	14,932	15,119
		Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR+ 5.50%	7.13%	9/9/2023	$14,202	14,202	14,202
		Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 4.50%	6.65%	9/9/2023	$5,950	5,947	5,950
		Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 5.50%	6.50%	9/11/2023	$30,844	30,844	30,844
		WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.73%	3/26/2025	$3,043	3,014	2,986
		WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	7.75%	3/26/2026	$37,872	37,414	37,494
		WU Holdco, Inc. (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.50%	3/26/2026	$1,704	1,676	1,687
							Consumer Goods: Non-Durable Total	$129,072	$130,213	11.8%

	Consumer Goods: Wholesale	WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.92%	4/27/2027	$6,033	5,927	5,731
		WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	4/27/2027	$—	(21)	(90)
		WSP LP Interest (14)(19)(25)	Equity Interest	—	—	—	$2,898	2,898	1,740
		WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 6.25%	6.25%	4/27/2027	$47	40	25
							Consumer Goods: Wholesale Total	$8,844	$7,406	0.7%

	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/29/2027	$—	(60)	—
		ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.67%	12/29/2027	$14,104	13,843	14,104
		Intertape Polymer Group (17)(29)	First Lien Senior Secured Loan	SOFR+ 4.75%	6.34%	6/15/2028	$23,050	21,841	21,110
							Containers, Packaging, & Glass Total	$35,624	$35,214	3.2%

	Energy: Oil & Gas	Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.50%	7/2/2024	$1,011	987	1,012
		Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	8.00%	7/2/2024	$33,163	32,987	33,162
		Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 5.75%	8.00%	7/2/2024	$2,784	2,761	2,784
							Energy: Oil & Gas Total	$36,735	$36,958	3.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Environmental Industries	Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA+ 6.25%	7.44%	6/24/2029		£6,118	7,430	7,375
		Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	6/24/2029		€2,467	2,577	2,560
		Reconomy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	6/24/2029		£—	(69)	(69)
		Reconomy (2)(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	6/24/2029		£—	(69)	(69)
							Environmental Industries Total		$9,869	$9,797	0.9%

	FIRE: Finance	Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR+ 4.75%	6.38%	12/23/2026		$879	865	880
		Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 4.75%	6.38%	12/23/2026		$1,501	1,485	1,502
		Allworth Financial Group, L.P. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/23/2026		$—	(14)	—
		Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.69%	5/11/2029		£32,628	40,604	39,334
		TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.00%	10/2/2025		$9,447	9,447	9,447
		TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.67%	10/2/2025		$2,385	2,375	2,385
							FIRE: Finance Total		$54,762	$53,548	4.8%

	FIRE: Insurance	Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.68%	12/19/2024		$17,682	17,504	17,682
		Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.68%	12/19/2024		$9,152	9,131	9,152
		Margaux Acquisition Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		$—	(24)	—
		Margaux UK Finance Limited (6)(16)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.50%	12/19/2024		£7,531	9,723	9,171
		Margaux UK Finance Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/19/2024		£—	(5)	—
		MRHT (3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/26/2028		€—	(105)	—
		MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€267	297	280
		MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€216	249	226
		Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/26/2028		€32	36	34
		Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR+ 5.50%	5.50%	11/26/2028		£86	28	105
		World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	7.80%	4/1/2026		$8,316	8,254	8,275
		World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.99%	4/1/2026		$372	358	368
		World Insurance (3)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.76%	4/1/2026		$3,129	3,079	3,113
							FIRE: Insurance Total		$48,525	$48,406	4.4%

	Healthcare & Pharmaceuticals	Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 5.75%	6.80%	6/1/2028		$26,225	25,968	25,962
		Apollo Intelligence (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	6/1/2028		$—	(95)	(96)
		Apollo Intelligence (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	6/1/2028		$—	(71)	(72)
		Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—		$32	3,162	3,162
		CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—		$1,953	1,953	910
		CPS Group Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	3/3/2025		$—	(46)	—
		CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	8.00%	3/3/2025		$44,902	44,674	44,902
		Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA+ 4.50%	5.19%	10/28/2024		£10	13	12
		Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA+ 7.75%	9.44%	4/27/2026		£121	164	149
		Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW+ 4.00%	4.57%	4/28/2025	AUD	42	32	29
		Great Expressions Dental Center PC (3)(13)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L+ 4.25% (0.50% PIK)	6.43%	9/28/2023		$879	878	784
		Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	P+ 4.25% (0.50% PIK)	8.50%	9/28/2023		$7,851	7,877	7,223
		Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	142	135
		Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€225	247	231
		Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.92%	1/2/2025		$1,951	1,864	1,849
		Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	7.42%	1/2/2025		$7,177	7,085	7,069
		SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.00%	6/16/2027		$590	572	571
		SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	8.00%	6/16/2028		$8,738	8,604	8,607
		TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L+ 8.50%	9.74%	11/1/2024		$9,472	9,371	8,856
							Healthcare & Pharmaceuticals Total		$112,394	$110,283	10.0%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	High Tech Industries	Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.75%	6/1/2029		£7,960	9,763	9,451
		Access (2)(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	6/1/2029		£—	(307)	(297)
		AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.96%	4/1/2025		$3,886	3,847	3,887
		Applitools (6)(32)(19)	First Lien Senior Secured Loan	SOFR+ 5.75%	7.25%	5/24/2029		$24,008	23,768	23,768
		Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	5/26/2028		$—	(34)	(34)
		Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 7.25%	9.05%	5/6/2027		$11,292	11,100	11,066
		Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	5/6/2027		$—	(12)	(15)
		Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—		$2,136	1,606	1,485
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$1	1,107	1,104
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$2	1,844	1,839
		AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—		$1	507	506
		CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	10/31/2025		$—	—	—
		CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$345	341	345
		Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L+ 4.25%	5.92%	7/30/2025		$11,207	11,188	10,992
		Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity	—	—	—		$3,345	3,345	3,730
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.56%	7/19/2025		$11,022	11,038	10,994
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L+ 5.50%	7.17%	7/18/2025		$36,816	36,992	36,724
		Element Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.50%	7.17%	7/19/2024		$1,700	1,677	1,689
		Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR+ 8.00%	9.00%	4/22/2027		$7,439	7,367	7,365
		Eleven Software (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	9/22/2026		$—	(14)	(15)
		Eleven Software (14)(19)(25)	Preferred Equity	—	—	—		$896	896	896
		Gluware (19)(26)	First Lien Senior Secured Loan	9.00% (3.50% PIK)	12.50%	10/15/2025		$19,232	18,486	18,463
		Gluware (14)(19)(25)	Warrants	—	—	—		$3,328	478	459
		MRI Software LLC (15)(28)	First Lien Senior Secured Loan	L+ 5.50%	7.75%	2/10/2026		$25,794	25,732	25,278
		MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver	—	—	2/10/2026		$—	51	(36)
		Revalize, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	5.75%	4/15/2027		$281	161	181
		Revalize, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	6.75%	4/15/2027		$838	825	827
		Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.76%	4/15/2027		$5,104	5,059	5,066
		Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/6/2028		$15,033	14,740	14,732
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	3/6/2028		$—	(25)	(53)
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	3/6/2028		$—	(25)	(53)
		Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—		$1,463	1,463	1,463
		Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/9/2026		$—	(22)	(25)
		Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	12/9/2026		$2,330	2,287	2,283
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.00%	5/13/2029		€8,342	8,863	8,658
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.05%	5/13/2029		$16,578	16,413	16,412
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.35%	5/13/2029		$8,812	8,724	8,724
		Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—		€1	2,123	2,115
		Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—		€1	2,123	2,115
		Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	9/3/2025		$—	(35)	(77)
		Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	7.75%	9/3/2025		$13,842	13,721	13,531
		Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—		$28	2,833	2,109
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	80
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.42%	3/10/2025	NOK	740	93	75
							High Tech Industries Total		$250,179	$247,807	22.4%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Hospitality Holdings	PPX (14)(19)(25)	Preferred Equity	—	—	—		$33	—	163
		PPX (14)(19)(25)	Preferred Equity	—	—	—		$33	5,000	5,525
							Hospitality Holdings Total		$5,000	$5,688	0.5%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L+ 7.50%	8.56%	2/1/2027		$14,193	13,896	13,305
		Concert Golf Partners Holdco (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	3/30/2029		$—	(78)	(84)
		Concert Golf Partners Holdco (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 5.75%	7.96%	3/31/2028		$356	310	306
		Concert Golf Partners Holdco (19)(29)	First Lien Senior Secured Loan	SOFR+ 5.75%	6.59%	3/30/2029		$16,864	16,535	16,527
		Quidditch Acquisition, Inc. (15)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.67%	3/21/2025		$9,128	9,184	8,027
		Saltoun (18)(19)(29)	First Lien Senior Secured Loan	SOFR+ 10.50%	10.50%	4/11/2028		$4,750	4,750	4,750
		Saltoun (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR+ 10.50%	10.50%	4/11/2028		$890	890	890
							Hotel, Gaming & Leisure Total		$45,487	$43,721	3.9%

	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (3)(7)(15)(19)(23)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.35%	12/20/2024		$5,383	5,383	2,869
		Ansira Holdings, Inc. (7)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	8.17%	12/20/2024		$41,044	41,017	26,472
		Ansira Holdings, Inc. (7)(15)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.50%	8.12%	12/20/2024		$5,072	5,073	3,271
		TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY+ 7.00%	8.50%	4/30/2026	AUD	97	75	63
		TGI Sport Bidco Pty Ltd (2)(3)(6)(19)	First Lien Senior Secured Loan	—	—	4/30/2026	AUD	—	—	(158)
							Media: Advertising, Printing & Publishing Total		$51,548	$32,517	2.9%

	Media: Broadcasting & Subscription	Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	7.35%	9/1/2028		$1,443	1,407	1,443
		Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.75%	6.50%	9/1/2028		€1,300	1,416	1,363
							Media: Broadcasting & Subscription Total		$2,823	$2,806	0.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Media: Diversified & Production	9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver	—	—	4/30/2026	CAD	—	(1)	—
		9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR+ 5.25%	7.35%	4/30/2026	CAD	1,299	1,006	1,010
		9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€588	622	617
		Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$9,971	9,971	9,846
		Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.25%	6.25%	6/15/2024		$2,054	2,054	2,054
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.76%	6/15/2024		$15,050	15,050	14,072
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.76%	6/15/2024		$9,788	9,821	9,152
		International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.72%	5/31/2025		£88	108	108
		Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	7.88%	8/3/2027		$4,065	3,971	4,014
							Media: Diversified & Production Total		$42,602	$40,873	3.7%

	Retail	Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 6.75%	7.81%	6/30/2023		$2,504	2,504	2,494
		Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.81%	6/30/2023		$18,172	18,172	18,126
		New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.50%	6.51%	5/26/2028		$320	310	297
		New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.51%	5/26/2028		$9,701	9,613	9,604
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR+ 5.50%	8.18%	5/26/2028	CAD	3,579	2,805	2,725
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR+ 5.50%	8.10%	5/26/2026	CAD	443	327	325
		Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L+ 7.00%	9.25%	12/18/2026		$8,528	8,333	7,974
		Walker Edison (15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (3.00% PIK)	11.00%	3/31/2027		$20,804	20,626	19,140
							Retail Total		$62,690	$60,685	5.5%

	Services: Business	ACAMS (14)(19)(25)	Equity Interest	—	—	—		$3,337	3,337	3,337
		AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	L+ 4.25%	5.88%	7/10/2025		$16,339	16,208	13,156
		AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	L+ 4.25%	5.88%	7/10/2025		$3,954	3,922	3,183
		Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028		$31,722	31,412	31,405
		Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.25%	7.25%	3/10/2028		$1,050	870	966
		Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£644	880	784
		Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—		£5,675	7,783	7,670
		Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.20%	1/29/2029		£8,070	10,798	9,729
		Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.00%	1/29/2029		£16	20	19

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Services: Business	Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.47%	6/7/2028		$237	235	237
		Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR+ 7.90%	9.65%	6/1/2028		$1,534	1,519	1,519
		Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	6/1/2028		$—	—	—
		Darcy Partners (14)(19)(25)	Equity Interest	—	—	—		$359	359	359
		Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—		$2	2,448	2,844
		iBanFirst (2)(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/13/2028		€—	(1)	(1)
		iBanFirst (2)(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/13/2028		€—	(31)	(24)
		iBanFirst (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€2,623	2,927	2,729
		iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—		€7,112	8,136	9,511
		Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£274	354	334
		Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£98	127	119
		masLabor (14)(19)(25)	Equity Interest	—	—	—		$345	345	642
		masLabor (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	7/1/2027		$—	(19)	—
		masLabor (15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027		$8,556	8,324	8,556
		Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.28%	5.97%	5/5/2028		£123	167	149
		Opus2 (6)(14)(19)(25)	Equity Interest	-	—	—		€2,272	2,900	3,357
		Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.69%	7/15/2028		£39	50	45
		Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	6.94%	7/15/2028		£125	169	149
		Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—		£3,083	4,237	3,780
		Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	9/3/2026		$—	(86)	—
		Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$11,094	10,897	11,094
		Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	11/23/2027		$—	(116)	(95)
		Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2027		$12,700	12,466	12,509
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,944	6,884
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€7,055	8,213	7,303
		TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	P+ 4.75%	9.50%	12/23/2026		$38,573	38,343	38,573
		TEI Holdings Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	8.00%	12/23/2025		$494	(40)	5
		WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.75%	6.75%	11/19/2027		$3,211	3,113	3,162
		WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L+ 5.75%	7.00%	11/19/2027		$483	418	451
		WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027		$11,480	11,245	11,365
							Services: Business Total		$199,873	$195,805	17.7%

	Services: Consumer	MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—		$1	798	910
		MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	12/21/2026		$—	(78)	—
		MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	8.91%	12/21/2026		$26,891	26,478	26,891
		Surrey Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SONIA+ 6.00%	6.72%	5/11/2026		£52	65	56
		Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 5.00%	5.19%	6/28/2024	AUD	206	142	143
							Services: Consumer Total		$27,405	$28,000	2.5%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Telecommunications	ACM dcBLOX LLC (14)(19)(25)	Preferred Equity	—	—	—	$3,822	3,851	4,338
		Conterra Ultra Broadband Holdings, Inc. (15)(29)	First Lien Senior Secured Loan	SOFR+ 4.75%	6.38%	4/30/2026	$6,289	6,271	6,046
		DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan	L+ 2.00% (6.00% PIK)	9.00%	3/22/2026	$23,310	23,081	23,310
		DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	$177	2	—
							Telecommunications Total	$33,205	$33,694	3.0%

	Transportation: Cargo	A&R Logistics, Inc. (19)(32)	First Lien Senior Secured Loan	SOFR+ 6.60%	8.13%	5/5/2025	$2,638	2,585	2,639
		A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$32,147	31,790	31,746
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$5,943	5,893	5,870
		A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR+ 6.00%	7.00%	5/5/2025	$3,152	3,097	3,077
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	$2,411	2,382	2,382
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR+ 6.50%	7.50%	5/5/2025	$2,702	2,685	2,703
		ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	$1	445	603
		ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	$9	9	26
		Grammer Investment Holdings LLC (19)(25)(26)	Preferred Equity	10.00% PIK	10.00%	—	$8	790	829
		Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	$1,011	1,011	1,011
		Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	$122	—	47
		Grammer Purchaser, Inc. (2)(3)(19)(29)	First Lien Senior Secured Loan - Revolver	—	—	9/30/2024	$—	—	(4)
		Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	6.07%	9/30/2024	$3,843	3,782	3,824
		Omni Intermediate (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 5.00%	6.00%	11/23/2026	$366	360	366
		Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	7.10%	11/23/2026	$8,087	8,013	8,080
		Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver	—	—	11/30/2026	$—	—	—
		Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.06%	12/30/2027	$8,770	8,652	8,771
		REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	$1,377	1,377	3,128
							Transportation: Cargo Total	$72,871	$75,098	6.8%

	Transportation: Consumer	Toro Private Investments II, L.P. (6)(18)(26)	First Lien Senior Secured Loan	L+ 5.00% (1.75% PIK)	9.00%	5/29/2026	$6,731	5,071	5,256
		Toro Private Investments ll, L.P. (6)(15)(26)	First Lien Senior Secured Loan	L+ 1.50% (7.25% PIK)	9.75%	2/28/2025	$387	383	384
		Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	$3,090	3,090	1,222
							Transportation: Consumer Total	$8,544	$6,862	0.6%

	Wholesale	Abracon Group Holding, LLC (14)(19)(25)	Equity Interest	—	—	—	$2	1,833	5,636
		Abracon Group Holding, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver	—	—	7/18/2024	$—	(15)	—
		Abracon Group Holding, LLC (15)(19)(29)	First Lien Senior Secured Loan	L+ 4.25%	9.00%	7/18/2024	$15,533	15,500	15,534
		Aramsco, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	8/28/2024	$—	(26)	—
		Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.92%	8/28/2024	$14,140	14,002	14,140
		Armor Group, LP (14)(19)(25)	Equity Interest	—	—	—	$10	1,012	1,885
							Wholesale Total	$32,306	$37,195	3.4%
							Non-Controlled/Non-Affiliate Investments Total	$1,837,653	$1,784,423	161.2%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	$6,720	6,720	16,932
							Beverage, Food & Tobacco Total	$6,720	$16,932	1.5%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2.00% PIK)	7.11%	9/3/2025	$8,948	8,946	8,948
		Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	$1,198	1	—
		Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	$38,505	11,777	33,277
							Energy: Oil & Gas Total	$20,724	$42,225	3.8%

	FIRE: Finance	BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Equity Interest	—	—	10/20/2030	$25,635	24,050	23,981
							FIRE: Finance Total	$24,050	$23,981	2.2%

	Transportation: Consumer	Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	L+ 6.30%	7.50%	10/2/2023	$4,841	4,841	4,841
		Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L+ 8.28%	9.50%	10/2/2023	$3,440	3,440	3,199
		Direct Travel, Inc. (10)(15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 8.28%	9.50%	10/2/2023	$1,741	1,741	1,619
		Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	L+ 8.28%	9.50%	10/2/2023	$58,721	58,721	54,611
		Direct Travel, Inc.(3)(10)(15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
		Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest	—	—	—	$68	—	—
							Transportation: Consumer Total	$73,070	$68,597	6.2%
							Non-Controlled/Affiliate Investments Total	$124,564	$151,735	13.7%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	$11,863	11,863	10,278
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(18)(19)(20)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2023	$7,915	7,915	6,442
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest	—	—	—	$1,116	1,116	—
		Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	$90,450	90,451	87,919
							Aerospace & Defense Total	$111,345	$104,639	9.5%

	Investment Vehicles	Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	10.00%	10.00%	12/27/2033	$35,780	35,780	35,780
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)(25)	Preferred Equity Interest Investment Vehicles		—	—	$10	10	(271)
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)(25)	Equity Interest Investment Vehicles		—	—	$5,594	5,594	4,641
		International Senior Loan Program, LLC (6)(10)(11)(19)(25)	Equity Interest Investment Vehicles		—	—	$47,463	44,788	45,344
		International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	$142,357	142,357	142,357
							Investment Vehicles Total	$228,529	$227,851	20.5%

	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	$17,274	17,584	18,390
							Transportation: Cargo Total	$17,584	$18,390	1.7%
							Controlled Affiliate Investments Total	$357,458	$350,880	31.7%
							Investments Total	$2,319,675	$2,287,038	206.6%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	0.03%	—	$35,601	$35,601	$35,601
							Cash Equivalents Total	$35,601	$35,601	3.2%
							Investments and Cash Equivalents Total	$2,355,276	$2,322,639	209.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation) (8)
US DOLLARS 13,195	AUSTRALIAN DOLLARS 18,260	Bank of New York Mellon	8/3/2022	$640
US DOLLARS 6,783	EURO 6,400	Bank of New York Mellon	8/18/2022	67
US DOLLARS 68,981	EURO 65,300	Bank of New York Mellon	8/24/2022	(424)
EURO 65,300	US DOLLARS 69,893	Bank of New York Mellon	8/24/2022	1,426
US DOLLARS 42,586	POUND STERLING 29,810	Bank of New York Mellon	9/2/2022	6,344
US DOLLARS 2,369	POUND STERLING 1,840	Citibank	9/2/2022	132
US DOLLARS 58,021	EURO 47,890	Bank of New York Mellon	9/2/2022	7,709
US DOLLARS 8,457	EURO 7,120	Citibank	9/2/2022	977
US DOLLARS 13,822	AUSTRALIAN DOLLARS 19,080	Bank of New York Mellon	9/2/2022	699
US DOLLARS 1,558	CANADIAN DOLLAR 2,000	Bank of New York Mellon	9/2/2022	7
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	(2,244)
US DOLLARS 5,940	EURO 5,200	Bank of New York Mellon	9/6/2022	(477)
US DOLLARS 8,144	EURO 7,120	Citibank	9/6/2022	(664)
US DOLLARS 24,349	POUND STERLING 19,320	Bank of New York Mellon	11/17/2023	658
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(11)
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	256
				$15,095

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA")and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at June 30, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,107,014 as of June 30, 2022.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets totaled 26.61% of the Company’s total assets.
(7)	Loan was on non-accrual status as of June 30, 2022.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Blank
(13)	$292 of the total par amount for this security is at P+ 4.25%.
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	Blank
(23)	$992 of the total par amount for this security is at L+ 5.75%.
(24)	Blank
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $342,190 or 20.91% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Abracon Group Holding, LLC	7/18/2018
ACAMS	3/10/2022
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence LLC	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco Series A Preferred Units	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Darcy Partners	6/1/2022
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019

Investment	Acquisition Date
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize	4/14/2022
Robinson Helicopter	6/30/2022
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
Superna Inc.	3/8/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)	Cash equivalents include $25,910 of restricted cash.
(31)	Blank
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(In thousands)

					Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)	Second Lien Senior Secured Loan	L+ 8.25%	8.47%	10/9/2026	$6,540	6,494	5,821
		Forming & Machining Industries Inc.(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.47%	10/9/2025	$16,439	16,352	15,288
		GSP Holdings, LLC(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.75% (0.25% PIK)	6.75%	11/6/2024	$35,622	35,516	32,951
		GSP Holdings, LLC(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 5.75% (0.25% PIK)	6.75%	11/6/2025	$1,602	1,573	1,261
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest	—	—	—	1	1,963	913
		Kellstrom Commercial Aerospace, Inc.(18)(19)(24)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/1/2025	$2,239	2,176	1,919
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/1/2025	$32,855	32,430	30,884
		Mach Acquisition R/C(2)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/18/2026	$—	(193)	(201)
		Mach Acquisition T/L(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	10/18/2026	$32,640	32,006	31,987
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—	1,417	1,417	1,204
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity	—	—	—	675	675	1,993
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	2/24/2025	$1,209	1,190	1,209
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	2/24/2025	$17,422	17,285	17,422
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/3/2023	$—	(7)	(59)
		Whitcraft LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	4/3/2023	$39,775	39,594	38,482
		WP CPP Holdings, LLC.(12)(15)	Second Lien Senior Secured Loan	L+ 7.75%	8.75%	4/30/2026	$11,724	11,646	11,495
							Aerospace & Defense Total	$200,117	$192,569	17.5%
	Automotive	American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$4,913	4,842	4,913
		American Trailer Rental Group(19)(26)	Subordinated Debt	9.00% (2.00% PIK)	11.00%	12/1/2027	$15,114	14,793	15,114
		Cardo(6)(12)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028	$10,898	10,795	10,898
		CST Buyer Company(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	10/3/2025	$—	(11)	—
		CST Buyer Company(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025	$19,238	19,122	19,238
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	P+ 4.50%	7.75%	9/9/2025	$2,635	2,618	2,635
		JHCC Holdings, LLC(19)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	6.75%	9/9/2025	$894	863	894
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	9/9/2025	$5,782	5,776	5,782
		JHCC Holdings, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	9/9/2025	$29,081	28,799	29,081
							Automotive Total	$87,597	$88,555	8.1%
	Banking	Green Street Parent, LLC(3)(5)(17)(19)(29)	First Lien Senior Secured Loan— Revolver	—	—	8/27/2025	$—	(29)	—
		Green Street Parent, LLC(12)(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	5.50%	8/27/2026	$14,190	13,988	14,190
		Green Street Parent, LLC(17)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	5.50%	8/27/2026	$4,500	4,411	4,500
							Banking Total	$18,370	$18,690	1.7%

					Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
	Beverage, Food & Tobacco	NPC International, Inc.(19)(25)(27)	Equity Interest	—	—	—	564	843	228
							Beverage, Food & Tobacco Total	$843	$228	0.0%
	Capital Equipment	East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest	—	—	—	1,419	1,419	1,065
		Electronics For Imaging, Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 9.00%	9.10%	7/23/2027	$12,070	11,460	11,285
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity	—	—	—	4	—	—
		Jonathan Acquisition Company(19)(15)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/22/2027	$8,000	7,821	8,000
		Tidel Engineering, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$38,155	38,155	38,155
		Tidel Engineering, L.P.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	3/1/2024	$6,337	6,274	6,336
							Capital Equipment Total	$65,129	$64,841	5.9%
	Chemicals, Plastics & Rubber	V Global Holdings LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027	$24,813	24,242	24,813
		V Global Holdings LLC(15)(19)	First Lien Senior Secured Loan— Revolver	P+ 5.00%	8.25%	12/22/2025	$2,050	1,893	2,050
							Chemicals, Plastics & Rubber Total	$26,135	$26,863	2.4%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$1,197	1,195	946
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 5.50% (1.5% PIK)	6.50%	5/12/2025	$12,622	12,586	9,971
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest	—	—	—	1	12	407
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity	—	—	—	120	1,202	1,427
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€2,087	2,274	2,326
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€677	768	754
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.50%	7.00%	4/18/2022	€6,335	6,895	7,041
		ServiceMaster LP Interest Class B Preferred Units(14) (19)(25)	Equity Interest	—	—	—	—	327	353
		Service Master Revolving Loan(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 7.50%	8.50%	8/16/2027	$1,260	1,176	1,260
		Service Master Term Note(17)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	8/16/2027	$939	921	939
		YLG Holdings, Inc.(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 6.00%	7.00%	10/31/2025	$5,060	5,055	5,060
		YLG Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	10/31/2025	$—	(55)	—
		YLG Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	10/31/2025	$38,086	37,900	38,086
							Construction & Building Total	$70,256	$68,570	6.2%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	6/6/2024	$16,752	16,678	16,250
		Stanton Carpet T/L 2nd Lien(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	4/1/2028	$19,664	19,277	19,271
		TLC Holdco LP(14)(19)(25)	Equity Interest	—	—	—	1,188	1,186	431
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw	—	—	10/13/2025	$—	(45)	(854)
		TLC Purchaser, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.25%	8.50%	10/13/2025	$6,408	6,296	5,340
		TLC Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	10/13/2025	$41,066	40,511	36,137
							Consumer Goods: Durable Total	$83,903	$76,575	7.0%
	Consumer Goods: Non-Durable	Fineline Parent Holdings(14)(19)(25)	Equity Interest	—	—	—	939	939	1,241
		FL Hawk Intermediate Holdings, Inc.(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	8/22/2028	$21,125	20,543	21,125
		New Era Cap Co., Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/10/2023	$9,970	9,970	9,970
		RoC Opco LLC(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	2/25/2025	$—	(111)	—
		RoC Opco LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 8.50%	9.50%	2/25/2025	$40,079	39,486	40,079

					Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L+ 5.50%	6.50%	9/9/2023	$14,276	14,276	14,276
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 4.50%	5.50%	9/9/2022	$907	895	907
		Solaray, LLC(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/11/2023	$41,729	41,729	41,729
		WU Holdco, Inc.(18)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.50%	5.72%	3/26/2025	$1,690	1,656	1,690
		WU Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$44,452	43,847	44,452
		WU Holdco, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	3/26/2026	$6,594	6,534	6,594
		WU Holdco, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	3/26/2026	$—	(31)	—
							Consumer Goods: Non-Durable Total	$179,733	$182,063	16.6%
	Consumer Goods: Wholesale	WSP LP Interest(14)(19)(25)	Equity Interest	—	—	—	2,898	2,898	2,829
		WSP Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.25%	7.25%	4/27/2027	$12,251	12,017	12,037
		WSP Initial Term Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan	—	—	4/27/2023	$—	(36)	(31)
		WSP Revolving Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver	—	—	4/27/2027	$—	(9)	(8)
							Consumer Goods: Wholesale Total	$14,870	$14,827	1.3%
	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC(16)(19)	First Lien Senior Secured Loan—Revolver	L+ 6.00%	6.75%	12/29/2027	$651	586	586
		ASP-r-pac Acquisition Co LLC(12)(16)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.75%	12/29/2027	$27,339	26,793	26,792
							Containers, Packaging, & Glass Total	$27,379	$27,378	2.5%
	Energy: Oil & Gas	Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L+ 5.75%	6.75%	7/2/2024	$1,488	1,457	1,487
		Amspec Services, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$43,207	42,923	43,207
		Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	7/2/2024	$2,798	2,768	2,798
							Energy: Oil & Gas Total	$47,148	$47,492	4.3%
	FIRE: Finance	Allworth Financial Group, L.P.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	12/23/2026	$2,528	2,476	2,528
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	12/23/2026	$10,037	9,908	10,037
		Allworth Financial Group, L.P.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/23/2026	$—	(15)	—
		TA/Weg Holdings(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$9,495	9,495	9,495
		TA/Weg Holdings(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	10/2/2027	$2,392	2,381	2,392
							FIRE: Finance Total	$24,245	$24,452	2.2%
	FIRE: Insurance	Margaux Acquisition Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	12/19/2024	$9,198	9,173	9,198
		Margaux Acquisition, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/19/2024	$—	(28)	—
		Margaux Acquisition Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	12/19/2024	$28,334	28,000	28,334
		Margaux UK Finance Limited(3)(6)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£89	112	120
		Margaux UK Finance Limited(6)(15)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 5.50%	6.50%	12/19/2024	£7,551	9,740	10,218
		MRHT Facility A(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028	€216	248	245
		MRHT Acquisition Facility(3)(5)(6)(19)	First Lien Senior Secured Loan	—	—	7/26/2028	€—	(6)	—
		Paisley Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/24/2028	£3,210	3,583	3,614

					Interest	Maturity			Market		% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)		Cost	Value	NAV(4)
		Paisley Bidco Limited(2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	11/24/2028		£—	(84)	(86)
		World Insurance(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	4/1/2026		$8,358	8,285	8,296
		World Insurance(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.75%	4/1/2026		$70	54	63
		World Insurance(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	4/1/2026		$3,144	3,088	3,121
								FIRE: Insurance Total	$62,165	$63,123	5.7%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity	—	—			1,953	1,953	1,153
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	3/3/2025		$—	(52)	—
		CPS Group Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	3/3/2025		$54,843	54,517	54,843
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024		£10	13	13
		Datix Bidco Limited(6)(18)(19)	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026		£121	164	164
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	42	32	31
		Great Expressions Dental Centers PC(13)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L+ 4.75% (0.5% PIK)	5.75%	9/28/2022		$1,027	1,025	929
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L+ 4.75% (0.5% PIK)	5.75%	9/28/2023		$7,831	7,844	7,205
		Island Medical Management Holdings, LLC(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	9/1/2023		$8,520	8,496	8,371
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€131	142	149
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€225	247	255
		SunMed Group Holdings, LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.75%	6.50%	6/16/2027		$197	177	197
		SunMed Group Holdings, LLC(12)(16)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	6/16/2028		$18,510	18,204	18,510
		TecoStar Holdings, Inc.(12)(15)(19)	Second Lien Senior Secured Loan	L+ 8.50%	9.50%	11/1/2024		$9,472	9,354	8,951
								Healthcare & Pharmaceuticals Total	$102,116	$100,771	9.2%
	High Tech Industries	AMI US Holdings Inc.(3)(6)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	5.35%	4/1/2024		$698	682	698
		AMI US Holdings Inc.(6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	4/1/2025		$12,892	12,735	12,892
		Appriss Holdings, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 7.25%	8.25%	5/6/2027		$11,292	11,081	11,179
		Appriss Holdings, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	5/6/2027		$—	(13)	(8)
		Appriss Holdings, Inc.(19)(25)	Equity Interest	—	—	—		2,136	1,606	1,552
		AQ Software Corporation(19)	Preferred Equity	—	—	—		1	1,029	1,029
		AQ Software Corporation(19)	Preferred Equity	—	—	—		2	1,715	1,715
		Armstrong Bidco Limited(3)(6)(19)(21)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025		£56	78	76
		Armstrong Bidco T/L(6) (19)	First Lien Senior Secured Loan	SONIA+ 4.75%	5.06%	4/30/2025		£705	763	954
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 4.75%	5.75%	10/31/2025		$44	44	44
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$347	342	347
		Drilling Info Holdings, Inc(12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/30/2025		$22,152	22,101	21,930
		Eagle Rock Capital Corporation(19)	Preferred Equity	—	—	—		2,354	2,354	2,354
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.50%	6.50%	7/18/2025		$11,078	11,097	11,078
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.50%	6.50%	7/19/2024		$1,700	1,672	1,700
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	7/18/2025		$37,007	37,199	37,007

						Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Interest Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)
		Gluware T/L(6)(19)	First Lien Senior Secured Loan	Fixed+ 12.50%	9.00%	10/15/2025		$18,898	18,534	18,520
		Gluware Warrant(6)(19)	Warrants	—	—	—		3,328	—	—
		MRI Software LLC(15)(19)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	2/10/2026		$25,926	25,850	25,926
		MRI Software LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	2/10/2026		$—	48	—
		Revalize, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	4/15/2027		$—	(133)	(134)
		Revalize, Inc.(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/15/2027		$—	(13)	(13)
		Revalize, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.25%	6.25%	4/15/2027		$5,130	5,079	5,079
		Swoogo LLC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/9/2026		$—	(25)	(25)
		Swoogo LLC(15)(19)	First Lien Senior Secured Loan	L+ 8.00%	9.00%	12/9/2026		$2,330	2,284	2,283
		Utimaco, Inc.(6)(18)(19)	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027		$148	146	148
		Ventiv Topco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2025		$—	(38)	—
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest	—	—	—		28	2,833	2,755
		Ventiv Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.50%	6.50%	9/3/2025		$23,812	23,576	23,812
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	570	92	87
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	740	93	84
							High Tech Industries Total		$182,811	$183,069	16.6%
	Hospitality Holdings	PPX Class A Units(14)(19)(25)	Preferred Equity	—	—	—		33	—	163
		PPX Class B Units(14)(19)(25)	Preferred Equity	—	—	—		33	5,000	5,279
							Hospitality Holdings Total		$5,000	$5,442	0.5%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L+ 7.50%	7.59%	2/1/2027		$20,193	19,772	18,679
		Captain D’s LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/15/2023		$—	(6)	—
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$12,559	12,539	12,559
		Captain D’s LLC(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	12/15/2023		$2,326	2,301	2,326
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	3/21/2025		$18,636	18,626	18,392
							Hotel, Gaming & Leisure Total		$53,232	$51,956	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.50%	7.50%	12/20/2024		$4,873	4,874	3,862
		Ansira Holdings, Inc.(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P+ 5.75%	7.41%	12/20/2024		$5,383	5,383	3,913
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 6.50% PIK	7.50%	12/20/2024		$40,086	40,057	31,768
		TGI Sport Bidco Pty Ltd(6)(17)(19)	First Lien Senior Secured Loan	BBSW+ 7.00%	7.50%	4/30/2026	AUD	97	75	67
		TGI Sport Bidco Pty Ltd(2)(3)(6)(17)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2027	AUD	—	—	(151)
							Media: Advertising, Printing & Publishing Total		$50,389	$39,459	3.6%
	Media: Broadcasting & Subscription	Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$4,350	4,234	4,350
		Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$4,629	4,506	4,629
							Media: Broadcasting & Subscription Total		$8,740	$8,979	0.8%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(16)(19)	First Lien Senior Secured Loan— Revolver	—	—	4/30/2026	CAD	—	—	—
		9 Story Media Group Inc.(6)(16)(19)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	72	54	57

					Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)

		9 Story Media Group Inc.(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€39	45	44
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€4,162	5,055	4,732
		Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$15,095	15,114	14,340
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/15/2022		$9,788	9,800	9,298
		International Entertainment Investments Limited (6) (18)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023		£87	106	118
								Media: Diversified & Production Total	$46,420	$44,835	4.1%
	Retail	Batteries Plus Holding Corporation (19)(31)	First Lien Senior Secured Loan—Revolver	P+ 5.75%	8.44%	6/30/2023		$817	817	817
		Batteries Plus Holding Corporation (12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	6/30/2023		$28,672	28,671	28,671
		New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.25%	6.25%	5/26/2028	CAD	2,380	1,868	1,883
		New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR+ 5.25%	6.25%	5/26/2026	CAD	313	228	248
		New Look Vision Group (16)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR+ 5.50%	6.25%	5/26/2028	CAD	322	310	322
		New Look Vision Group (16)(19)(29)	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	5/26/2028	CAD	9,750	9,653	9,750
		Thrasio, LLC (12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 7.00%	8.00%	12/18/2026		$21,746	21,241	21,746
		Walker Edison Initial Term Loan (12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.75%	9.75%	8/5/2027		$20,447	20,248	19,627
								Retail Total	$83,036	$83,064	7.6%
	Services: Business	AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan— Delayed Draw	L+ 4.25%	4.35%	7/10/2025		$3,816	3,810	3,189
		AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan	L+ 4.25%	4.35%	7/10/2025		$15,767	15,747	13,176
		Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028		£5,385	7,047	7,287
		Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR+ 6.00%	6.75%	7/7/2028		£7,180	9,396	9,716
		Brook Bidco Series A Preferred Units (6)(14)(19)(25)	Preferred Equity	—	—	—		5,675	7,783	7,908
		Brook Bidco Facility B (6)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028		£684	935	926
		Chamber Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$237	234	237
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest	—	—	—		2	2,448	2,550
		iBanFirst Facility Series A Preferred Units(6)(14)(19)(25)	Preferred Equity	—	—	—		5,080	5,996	6,290
		iBanFirst Facility B(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€102	128	116
		iBanFirst Revolving Facility(6)(18)(19)	First Lien Senior Secured Loan— Revolver	EURIBOR+ 8.50%	8.50%	7/13/2028		€2,030	2,244	2,308
		masLabor Equity(19)(25)	Equity Interest	—	—	—		345	345	372
		masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/1/2027		$—	(21)	—
		masLabor Term Loan Note(15)(19)	First Lien Senior Secured Loan	L+ 7.50%	8.50%	7/1/2027		$8,578	8,324	8,578
		Opus2(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£123	167	166
		Opus2(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	—	—	5/5/2028		£—	(173)	—
		Opus2(6)(25)(19)	Equity Interest	—	—	—		1,460	1,769	2,373
		Parcel2Go Acquisition Facility(3)(6)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.92%	7/15/2028		£3,863	4,982	5,183

					Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)

		Parcel2Go Facility B(6)(18)(19)	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028		£125	169	169
		Parcel2Go Shares(6)(14)(19)(25)	Equity Interest	—	—	—		2,881	3,983	3,899
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	9/3/2026		$—	(96)	—
		Refine Intermediate, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027		$21,894	21,467	21,894
		Smartronix RC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/23/2028		$—	(124)	(126)
		Smartronix T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2028		$36,991	36,260	36,251
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€6,650	7,939	7,561
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	L+ 8.50%	10.00%	2/17/2026		£10,055	11,700	11,432
		TEI Holdings Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+6.00%	7.00%	12/23/2025		$458	412	458
		TEI Holdings Inc.(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 7.00% (1.25% PIK)	8.25%	12/23/2026		$48,720	48,350	48,720
		WCI Gigawatt Purchaser DD T/L(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.75%	6.75%	11/19/2027		$3,182	3,076	3,074
		WCI Gigawatt Purchaser R/C(2)(3)(5)(19)	First Lien Senior Secured Loan— Revolver	—	—	11/19/2027		$—	(71)	(72)
		WCI Gigawatt Purchaser T/L(12)(15)(19)	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027		$22,304	21,809	21,802
								Services: Business Total	$226,035	$225,437	20.5%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest	—	—	—		1	798	798
		MZR Buyer, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	12/21/2026		$—	(86)	—
		MZR Buyer, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.75%	7.75%	12/21/2026		$40,228	39,551	40,228
		Surrey Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£50	62	60
		Zeppelin BidCo Pty Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	206	142	150
								Services: Consumer Total	$40,467	$41,236	3.7%
	Telecommunications	ACM dcBLOX LLC(14)(19)(25)	Preferred Equity	—	—	—		3,822	3,851	4,130
		Conterra Ultra Broadband Holdings, Inc.(15)(29)	First Lien Senior Secured Loan	L+ 4.75%	5.75%	4/30/2026		$6,321	6,300	6,332
		DC Blox Inc.(15)(19)(26)	First Lien Senior Secured Loan	L+ 8.00% (6.00% PIK)	9.00%	3/22/2026		$16,998	16,738	16,998
		DC Blox Inc.(14)(19)(25)	Warrants	—	—	—		177	2	—
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	6/15/2023		$116	114	116
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L+ 5.00%	6.00%	6/15/2023		$890	888	890
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	6/15/2023		$13,104	13,045	13,104
								Telecommunications Total	$40,938	$41,570	3.8%
	Transportation: Cargo	A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 6.00%	7.00%	5/5/2025		$2,815	2,748	2,815
		A&R Logistics, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$43,092	42,527	43,092
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$2,423	2,391	2,423
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	5/5/2025		$5,974	5,916	5,974
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L+ 6.50%	7.50%	5/5/2025		$2,716	2,695	2,716
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		445	445	575
		ARL Holdings, LLC(14)(19)(25)	Equity Interest	—	—	—		9	9	81
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest	—	—	—		1,011	1,011	1,056
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity	10% PIK	10.00%	—		8	790	830
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants	—	—	—		122	—	126
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L+ 4.50%	5.50%	9/30/2024		$7,319	7,202	7,319

					Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)	Cost	Value	NAV (4)
		Omni Logistics, LLC(15)(19)	Second Lien Senior Secured Loan	L+ 9.00%	10.00%	12/30/2027	$13,770	13,527	13,770
		Omni Intermediate DD T/L 1(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$776	769	768
		Omni Intermediate DD T/L 2(15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$46	37	37
		Omni Intermediate Holdings Closing Date Term Loan (15)(19)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	11/23/2026	$7,306	7,233	7,233
		Omni Intermediate R/C(15)(19)	First Lien Senior Secured Loan— Revolver	L+ 5.00%	6.00%	11/23/2025	$183	183	176
		REP Coinvest III- A Omni, L.P.(14)(19)(25)	Equity Interest	—	—	—	1,377	1,377	2,616
							Transportation: Cargo Total	$88,860	$91,607	8.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest	—	—	—	3,090	3,090	1,353
		Toro Private Investments II, L.P.(6)(12)(18)(19)	First Lien Senior Secured Loan	L+ 6.75%	6.90%	5/29/2026	$6,706	4,846	5,603
		Toro Private Investments II, L.P.(6)(15)(26)	First Lien Senior Secured Loan	L+ 1.50% (7.25% PIK)	9.75%	2/28/2025	$366	363	377
							Transportation: Consumer Total	$8,299	$7,333	0.7%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest	—	—	—	2	1,833	3,282
		Abracon Group Holding, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver	—	—	7/18/2024	$—	(18)	—
		Abracon Group Holding, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	6.25%	7/18/2024	$35,363	35,270	35,363
		Aramsco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver	—	—	8/28/2024	$—	(30)	—
		Aramsco, Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L+ 5.25%	5.35%	8/28/2024	$23,796	23,537	23,796
		Armor Group, LP(14)(19)(25)	Equity Interest	—	—	—	10	1,012	2,131
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$9,740	9,721	9,327
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L+ 5.00%	6.00%	8/19/2022	$6,445	6,412	6,171
							Wholesale Total	$77,737	$80,070	7.3%
							Non-Controlled/Non-Affiliate Investments Total	$1,921,970	$1,901,054	172.8%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest	—	—	—	6,720	6,720	19,527
							Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest	—	—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity	—	—	—	36,084	10,104	19,720
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L+ 5.00% (2% PIK)	8.00%	9/3/2025	$12,336	12,336	12,336
							Energy: Oil & Gas Total	$22,440	$32,056	2.9%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (6.30% PIK)	7.50%	10/2/2023	$4,766	4,766	4,766
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest	—	—	—	68	—	—
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$3,370	3,370	2,831
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$1,710	1,710	1,436
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan	L+ 1.00% (8.28% PIK)	9.50%	10/2/2023	$57,555	57,555	48,347
		Direct Travel, Inc.(10)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L+ 6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc.(10)(18)(19)	First Lien Senior Secured Loan	L+ 6.00%	7.00%	10/2/2023	$202	202	202
							Transportation: Consumer Total	$71,728	$61,707	5.6%
							Non-Controlled/Affiliate Investments Total	$100,888	$113,290	10.3%

					Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)	Rate	Date	Principal/Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(19)(20)(25)	Equity Interest	—	—	—	11,863	11,863	10,563
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest	—	—	—	1,116	1,116	—
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(18)(19)(20)(26)	First Lien Senior Secured Loan	L+ 10.00%	10.00%	6/2/2022	$7,377	7,377	6,627
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest	—	—	—	88,985	88,985	72,839
							Aerospace & Defense Total	$109,341	$90,029	8.2%
	Investment Vehicles	International Senior Loan Program, LLC(6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	41,823	39,596	44,444
		International Senior Loan Program, LLC(6)(10)(11)(15) (19)	Subordinated Note Investment Vehicles	L+ 8.00%	9.00%	2/22/2028	$125,437	125,437	125,437
							Investment Vehicles Total	$165,033	$169,881	15.4%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	13,843	14,152	14,851
							Transportation: Cargo Total	$14,152	$14,851	1.4%
							Controlled Affiliate Investments Total	$288,526	$274,761	25.0%
							Investments Total	$2,311,384	$2,289,105	208.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class(30)	Cash Equivalents	—	0.03%	—	$177,554	$177,554	$177,554
							Cash Equivalents Total	$177,554	$177,554	16.1%
							Investments and Cash Equivalents Total	$2,488,938	$2,466,659	224.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
US DOLLARS 1,458	POUND STERLING 1,100	Bank of New York Mellon	2/18/2022	$(31)
US DOLLARS 481	AUSTRALIAN DOLLARS 410	Bank of New York Mellon	3/2/2022	183
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	721
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	3,390
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	563
US DOLLARS 14,330	EURO 12,550	Bank of New York Mellon	9/6/2022	25
US DOLLARS 35,821	POUND STERLING 25,700	Citibank	2/18/2022	1,035
US DOLLARS 6,954	POUND STERLING 5,260	Citibank	2/23/2022	166
US DOLLARS 12,327	EURO 10,510	Citibank	9/2/2022	305
US DOLLARS 4,754	EURO 3,251	Citibank	9/6/2022	(1,036)
				$5,321
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,100,006 as of December 31, 2021.

(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 18.0% of the Company’s total assets.
(7)	Tickmark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	$317 of the total par amount for this security is at P+ 4.25%.
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(23)	$992 of the total par amount for this security is at L+ 5.75%.
(24)	$533 of the total par amount for this security is at P+ 4.50%.
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $245,307 or 22.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Acquisition
Investment	Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021

Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
Brook Bidco Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tickmark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)	Cash equivalents include $86,159 of restricted cash.
(31)	Loan includes interest rate floor of 2.00%.
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%

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

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

●	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment or by an independent valuation firm;
●	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor. Agreed upon valuation recommendations are presented to the Audit Committee;
●	The Audit Committee of the Board reviews the valuations presented and recommends values for each of the investments to the Board; and
●	The Board will discuss valuations and determine the fair value of each investment in good faith based upon, among other things, the input of the Advisor, independent valuation firms, where applicable, and the Audit Committee.

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

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

●	Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
●	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, there were three loans from one issuer on non-accrual. As of December 31, 2021, there were no loans placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2022. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2022, the tax years that remain subject to examination are from 2018 forward.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2022 (with corresponding percentage of total portfolio investments):

	As of June 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,693,248	73.0%	$1,632,091	71.4%
Equity Interest	210,127	9.0	216,020	9.4
Subordinated Note Investment Vehicles (1)	178,137	7.7	178,137	7.8
Second Lien Senior Secured Loans	97,789	4.2	95,340	4.2
Preferred Equity	50,989	2.2	75,950	3.3
Equity Interest Investment Vehicles (1)	50,382	2.2	49,985	2.2
Subordinated Debt	38,513	1.7	39,280	1.7
Warrants	480	0.0	506	0.0
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(271)	0.0
Total	$2,319,675	100.0%	$2,287,038	100.0%
(1)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%
Equity Interest	156,399	6.8	151,844	6.6
Subordinated Note Investment Vehicles (1)	125,437	5.5	125,437	5.5
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2
Preferred Equity	42,452	1.8	53,991	2.4
Equity Interest Investment Vehicles (1)	39,596	1.7	44,444	1.9
Subordinated Debt	19,635	0.8	20,027	0.9
Warrants	2	0.0	126	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%
(1)	Represents debt and equity investment in ISLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2022 (with corresponding percentage of total portfolio investments):

	As of June 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
United States	$1,956,393	84.3%	$1,933,085	84.5%
Cayman Islands	123,954	5.4	123,490	5.4
United Kingdom	53,594	2.3	51,542	2.3
Germany	48,772	2.1	48,526	2.1
Guernsey	40,668	1.8	39,473	1.7
Luxembourg	32,994	1.4	31,194	1.4

Australia	27,668	1.2	25,326	1.1
Canada	20,912	0.9	20,766	0.9
Ireland	11,299	0.5	10,432	0.5
Belgium	2,895	0.1	2,704	0.1
Israel	341	0.0	345	0.0
Sweden	185	0.0	155	0.0
Total	$2,319,675	100.0%	$2,287,038	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
United States	$2,071,058	89.5%	$2,061,372	90.0%
Cayman Islands	116,916	5.1	101,888	4.5
United Kingdom	41,736	1.8	43,658	1.9
Ireland	27,315	1.2	28,050	1.2
Luxembourg	24,848	1.1	24,973	1.1
Germany	20,657	0.9	20,352	0.9
Guernsey	3,499	0.2	3,528	0.2
Belgium	2,372	0.1	2,424	0.1
Canada	2,195	0.1	2,232	0.1
Israel	386	0.0	391	0.0
Sweden	185	0.0	171	0.0
Australia	217	0.0	66	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2022 (with corresponding percentage of total portfolio investments):

	As of June 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$370,077	16.0%	$351,178	15.4%
High Tech Industries	250,179	10.9	247,807	10.8
Investment Vehicles (2)	228,529	10.0	227,851	10.1
Services: Business	199,873	8.6	195,805	8.6
Consumer Goods: Non-Durable	129,072	5.6	130,213	5.7
Healthcare & Pharmaceuticals	112,394	4.8	110,283	4.8
Transportation: Cargo	90,455	3.9	93,488	4.1
Construction & Building	93,060	4.0	90,149	3.9
Energy: Oil & Gas	57,459	2.5	79,183	3.5
FIRE: Finance (1)	78,812	3.4	77,529	3.4
Automotive	77,366	3.3	76,783	3.4
Transportation: Consumer	81,614	3.5	75,459	3.3
Consumer Goods: Durable	84,146	3.6	74,858	3.3
Retail	62,690	2.7	60,685	2.7
FIRE: Insurance (1)	48,525	2.1	48,406	2.1
Hotel, Gaming & Leisure	45,487	2.0	43,721	1.9
Media: Diversified & Production	42,602	1.8	40,873	1.8
Wholesale	32,306	1.4	37,195	1.6
Containers, Packaging, & Glass	35,624	1.5	35,214	1.5
Telecommunications	33,205	1.4	33,694	1.5
Media: Advertising, Printing & Publishing	51,548	2.2	32,517	1.4

Services: Consumer	27,405	1.2	28,000	1.2
Chemicals, Plastics, & Rubber	26,639	1.1	26,847	1.2
Capital Equipment	18,749	0.8	18,439	0.8
Beverage, Food & Tobacco	7,359	0.3	17,053	0.7
Environmental Industries	9,869	0.4	9,797	0.4
Banking	7,749	0.3	7,897	0.3
Consumer goods: Wholesale	8,844	0.4	7,406	0.3
Hospitality Holdings	5,000	0.2	5,688	0.2
Media: Broadcasting & Subscription	2,823	0.1	2,806	0.1
Banking, Finance, Insurance & Real Estate	215	0.0	214	0.0
Total	$2,319,675	100.0%	$2,287,038	100.0%
(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%
(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP.

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of June 30, 2022, the Company’s investment in ISLP consisted of subordinated notes of $142.4 million, and equity interests of $45.3 million. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million

As of June 30, 2022, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $188.6 million in capital and has $60.7 million in unfunded capital contributions. As of June 30, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $73.9 million in capital and has $30.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $681.7 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2022, ISLP had $541.3 million in debt investments, at fair value. As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan through its wholly-owned subsidiary, subject to leverage and borrowing base restrictions (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is February 9, 2026. On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things increased the financing limit from $300.0 million to $350.0 million. As of June 30, 2022, the ISLP Credit Facility had $311.1 million of outstanding debt under the credit facility. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of June 30, 2022, the effective rate on the ISLP Credit Facility was 2.7% per annum. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2022	December 31, 2021
Total investments	$541,271	$501,545
Weighted average yield on investments	7.1%	6.5%
Number of borrowers in ISLP	31	27
Largest portfolio company investment	$40,985	$40,071
Total of five largest portfolio company investments	$177,614	$171,291
Unfunded commitments	$12,072	$105

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.57%	4/28/2025	AUD	4,169	3,290	2,882
								Healthcare & Pharmaceuticals Total	3,290	2,882	4.6%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	8.50%	4/30/2026	AUD	9,634	6,924	6,293
								Media: Advertising, Printing & Publishing Total	6,924	6,293	10.0%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 5.00%	5.19%	6/28/2024	AUD	20,415	16,064	14,111
								Services: Consumer Total	16,064	14,111	22.4%

								Australian Dollar Total	26,278	23,286	37.0%

British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	SONIA+ 7.75%	9.44%	4/27/2026		£12,013	16,916	14,628
		Datix Bidco Limited	First Lien Senior Secured Loan - Revolver	SONIA+ 4.50%	5.19%	10/28/2024		£963	1,323	1,172
								Healthcare & Pharmaceuticals Total	18,239	15,800	25.1%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.72%	5/31/2025		£8,648	12,133	10,497
								Media: Diversified & Production Total	12,133	10,497	16.7%

	Services: Business	Caribou Bidco Limited	First Lien Senior Secured Loan	SONIA+ 6.00%	6.00%	1/29/2029		£3,279	1,950	1,880
		Caribou Bidco Limited	First Lien Senior Secured Loan	SONIA+ 6.00%	6.20%	1/29/2029		£19,500	24,133	23,508
		Comet Bidco Limited	First Lien Senior Secured Loan	L + 5.25%	5.98%	9/30/2024		£7,362	9,573	7,261
		Brook Bidco I Limited	First Lien Senior Secured Loan	SONIA+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£21,374	29,066	25,995
		Brook Bidco I Limited	First Lien Senior Secured Loan	L+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£4,665	6,254	5,681
		Brook Bidco I Limited	First Lien Senior Secured Loan	L+ 3.00% (4.25% PIK)	7.25%	7/7/2028		£6,490	8,700	7,902
		Midcap Invest UK 1 Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.28%	5.97%	5/5/2028		£12,151	16,352	14,797
		Pack-A-Punch Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.75%	6.69%	7/15/2028		£6,554	5,086	4,498
		Pack-A-Punch Bidco Limited	First Lien Senior Secured Loan	SONIA+ 5.75%	6.94%	7/15/2028		£12,395	16,646	14,791
								Services: Business Total	117,760	106,313	168.9%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	SONIA+ 6.00%	6.72%	5/11/2026		£5,179	6,754	5,306
								Services: Consumer Total	6,754	5,306	8.4%

								British Pounds Total	154,886	137,916	219.1%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members Equity

Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan - Revolver	—	—	4/30/2026	CAD	—	—	—
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.25%	7.35%	4/30/2026	CAD	6,833	5,425	5,309
								Media: Diversified & Production Total	5,425	5,309	8.4%

	Retail	New Look Vision Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	8.18%	5/26/2028	CAD	17,966	14,692	13,817
								Retail Total	14,692	13,817	22.0%

								Canadian Dollar Total	20,117	19,126	30.4%

Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	7,953
								High Tech Industries Total	9,231	7,953	12.6%

								Danish Krone Total	9,231	7,953	12.6%

European Currency
	FIRE: Insurance	MRH Trowe Beteiligungsgesellschaft MBH	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€21,335	24,535	22,365
	FIRE: Insurance	Paisley Bidco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	11/26/2028		€3,178	3,367	3,332
								FIRE: Insurance Total	27,902	25,697	40.8%

	Healthcare & Pharmaceuticals	RH Diagnostik & Therapie Holding GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,691	13,355
		RH Diagnostik & Therapie Holding GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,849	22,852
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028		€13,492	14,946	13,790
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+ 5.75%	5.75%	10/25/2028		€2,453	341	315
								Healthcare & Pharmaceuticals Total	57,827	50,312	79.9%

	Media: Broadcasting & Subscription	Lightning Finco Limited	First Lien Senior Secured Loan	EURIBOR+ 5.75%	6.50%	9/1/2028		€2,619	2,951	2,746
								Media: Broadcasting & Subscription Total	2,951	2,746	4.4%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,683	4,481	3,861
		Aptus 1724. Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€35,000	41,031	36,047
								Media: Diversified & Production Total	45,512	39,908	63.4%

	Services: Business	Condor Finco SRL	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€10,353	11,729	10,771
		SumUp Holdings Midco S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€24,000	28,439	24,845
								Services: Business Total	40,168	35,616	56.6%

								European Currency Total	174,360	154,279	245.1%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Currency	Principal/Shares	Cost	Market Value	% of Members Equity
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	5.42%	3/10/2025	NOK	73,280	8,651	7,447
								High Tech Industries Total	8,651	7,447	11.8%

								Norwegian Krone Total	8,651	7,447	11.8%

U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L + 5.50%	7.17%	10/3/2025		$14,855	14,855	14,855
		BTM Comms Jersey Limited	First Lien Senior Secured Loan	L+ 6.00%	8.09%	5/12/2028		$9,653	9,568	9,653
								Automotive Total	24,423	24,508	38.9%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.75%	7.63%	12/22/2027		$23,634	23,634	23,339
								Chemicals, Plastics & Rubber Total	23,634	23,339	37.1%

	Consumer goods: Non-durable	RoC Opco LLC	First Lien Senior Secured Loan	L+ 8.50%	10.75%	2/25/2025		$15,959	15,959	15,959
								Consumer goods: Non-durable Total	15,959	15,959	25.4%

	Consumer goods: Durable	Stanton Carpet Corp.	Second Lien Senior Secured Loan	L+ 9.00%	10.47%	4/1/2028		$5,000	4,926	5,000
								Consumer goods: Durable Total	4,926	5,000	7.9%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.99%	6/22/2026		$14,161	14,102	13,311
								Healthcare & Pharmaceuticals Total	14,102	13,311	21.1%

	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan - Revolver	—	—	10/31/2025		$—	—	—
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,191	34,191	34,191
								High Tech Industries Total	34,191	34,191	54.3%

	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	7.35%	9/1/2028		$23,907	23,713	23,907
								Media: Broadcasting and Subscription Industry Total	23,713	23,907	38.0%

	Media: Diversified & Production	Aptus 1724. Gmbh	First Lien Senior Secured Loan	L+ 6.25%	6.50%	2/23/2028		$5,000	5,000	4,938
					%			Media: Diversified & Production Total	5,000	4,938	7.8%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028		$12,000	11,882	11,880
		Chamber Bidco Limited	First Lien Senior Secured Loan	L + 5.50%	6.47%	6/7/2028		$23,423	23,217	23,423
		Smartronix, LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2027		$10,972	10,838	10,808
								Services: Business Total	45,937	46,111	73.3%

								U.S. Dollars Total	191,885	191,264	303.9%

								Total	585,408	541,271	859.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)
EURO 2,030	AUSTRALIAN DOLLARS 2,980	Morgan Stanley	7/25/2022	$77
EURO 738	CANADIAN DOLLARS 1,010	Standard Chartered	7/25/2022	(10)
EURO 892	DANISH KRONE 6,640	Standard Chartered	7/25/2022	(1)
EURO 8,516	BRITISH POUNDS 7,110	Morgan Stanley	7/25/2022	281
EURO 904	NORWEGIAN KRONE 8,630	Standard Chartered	7/25/2022	73
EURO 3,175	US DOLLARS 3,518	Goldman Sachs	7/21/2022	(193)
EURO 22,702	US DOLLARS 24,630	Standard Chartered	7/25/2022	(860)
BRITISH POUNDS 528	EURO 620	Morgan Stanley	7/21/2022	(8)
US DOLLARS 8,523	AUSTRALIAN DOLLARS 11,539	Morgan Stanley	7/25/2022	592
US DOLLARS 3,086	CANADIAN DOLLARS 3,894	Standard Chartered	7/25/2022	68
US DOLLARS 3,747	DANISH KRONE 25,709	Standard Chartered	7/25/2022	127
US DOLLARS 5,755	EURO 5,440	Morgan Stanley	9/9/2022	37
US DOLLARS 3,040	EURO 2,844	Standard Chartered	7/21/2022	62
US DOLLARS 1,423	EURO 1,330	Goldman Sachs	7/21/2022	30
US DOLLARS 36,673	EURO 33,800	Morgan Stanley	7/25/2022	1,281
US DOLLARS 2,450	EURO 2,209	Goldman Sachs	7/21/2022	137
US DOLLARS 1,627	BRITISH POUNDS 1,320	Morgan Stanley	9/9/2022	22
US DOLLARS 2,571	BRITISH POUNDS 2,042	Goldman Sachs	7/21/2022	91
US DOLLARS 35,794	BRITISH POUNDS 27,545	Goldman Sachs	7/25/2022	2,338
US DOLLARS 3,794	NORWEGIAN KRONE 33,417	Standard Chartered	7/25/2022	411
				$4,555

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2021

(in thousands)

				Spread Above	Interest	Maturity				Market	% of Members’
Currency	Industry	Portfolio Company	Investment Type	Index(1)	Rate	Date	Currency	Principal/Shares (9)	Cost	Value	Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+ 4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
								Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY+ 5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
								Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+ 7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
								Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+ 6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
								Services: Consumer Total	16,045	14,827	23.8%
								Australian Dollar Total	49,087	46,342	74.4%
British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L+ 7.75%	8.21%	4/27/2026		£963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L+ 4.50%	4.96%	10/28/2024		£12,013	16,916	16,255
								Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA+ 4.75%	5.00%	4/30/2025		£5,602	7,711	7,581
								High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR+ 4.75%	5.06%	5/31/2023		£8,734	12,255	11,782
								Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 5.25%	5.42%	9/27/2024		£7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L+ 6.00%	6.09%	7/7/2028		£21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA+ 5.50%	5.55%	5/5/2028		£12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA+ 5.75%	5.80%	7/15/2028		£12,395	16,619	16,689
								Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR+ 7.00%	7.50%	5/11/2026		£4,979	6,732	5,929
								Services: Consumer Total	6,732	5,929	9.5%
								British Pounds Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan—Revolver	CDOR+ 5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+ 5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

				Spread Above	Interest	Maturity					% of Members’
Currency	Industry	Portfolio Company	Investment Type	Index (1)	Rate	Date	Currency	Principal/Shares (9)	Cost	Market Value	Equity
								Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
								Retail Total	14,752	14,288	22.9%
								Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+ 4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
								High Tech Industries Total	9,231	8,628	13.9%
								Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+ 5.50%	5.50%	7/26/2028		€21,335	24,521	24,257
								FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+ 6.25%	6.25%	5/28/2026		€12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+ 6.25%	6.25%	5/28/2026		€22,244	26,830	25,291
								Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+ 5.25%	5.25%	4/30/2026		€3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+ 6.00%	6.25%	2/23/2028		€35,000	40,944	39,795
								Media: Diversified & Production Total	45,638	44,183	71.0%
	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	7/13/2028		€10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+ 8.50%	10.00%	2/17/2026		€21,000	25,038	23,877
								Services: Business Total	36,425	35,314	56.7%
								European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+ 4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
								High Tech Industries Total	8,651	8,310	13.3%
								Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+ 5.55%	6.50%	10/3/2025		$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+ 6.00%	6.50%	5/12/2028		$9,653	9,560	9,653
								Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	12/22/2027		$23,634	23,634	23,634
								Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+ 4.75%	5.50%	6/22/2026		$14,779	14,709	14,733
								Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan—Revolver	L+ 4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+ 4.75%	5.75%	10/31/2025		$34,367	34,367	34,367

				Spread Above	Interest	Maturity					% of Members’
Currency	Industry	Portfolio Company	Investment Type	Index	Rate	Date	Currency	Principal/Shares(9)	Cost	Market Value	Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+ 4.00%	4.10%	8/9/2027		$14,701	14,701	14,701
								High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+ 5.75%	6.50%	7/14/2028		$21,000	20,790	21,000
								Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+ 6.00%	6.50%	6/7/2028		$23,423	23,198	23,423
								Services: Business Total	23,198	23,423	37.6%
								U.S. Dollars Total	160,270	160,822	258.3%
								Total	512,712	501,545	805.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
AUSTRALIAN DOLLARS 189	EURO 121	Morgan Stanley	1/21/2022	$—
AUSTRALIAN DOLLARS 731	US DOLLARS 532	Morgan Stanley	1/21/2022	—
EURO 2,038	AUSTRALIAN DOLLARS 3,166	Morgan Stanley	1/21/2022	16
EURO 683	CANADIAN DOLLARS 982	Standard Chartered Bank	1/21/2022	(2)
EURO 892	DANISH KRONE 6,643	Standard Chartered Bank	1/21/2022	(1)
EURO 8,236	BRITISH POUNDS 6959	Morgan Stanley	1/21/2022	(57)
EURO 884	NORWEGIAN KRONE 8,626	Standard Chartered Bank	1/21/2022	27
EURO 15,594	US DOLLARS 18,205	Standard Chartered Bank	1/21/2022	(477)
EURO 5,379	US DOLLARS 6,110	Standard Chartered Bank	1/21/2022	5
US DOLLARS 9,207	AUSTRALIAN DOLLARS 12,254	Morgan Stanley	1/21/2022	299
US DOLLARS 3,087	CANADIAN DOLLARS 3,803	Standard Chartered Bank	1/21/2022	75
US DOLLARS 4,033	DANISH KRONE 25,714	Standard Chartered Bank	1/21/2022	102
US DOLLARS 33,462	EURO 28,674	Morgan Stanley	1/21/2022	863
US DOLLARS 5,022	EURO 4,420	Goldman Sachs	1/21/2022	(3)
US DOLLARS 948	EURO 840	Morgan Stanley	1/21/2022	(7)
US DOLLARS 609	EURO 540	Morgan Stanley	1/21/2022	(5)
US DOLLARS 37,224	BRITISH POUNDS 26,939	Goldman Sachs	1/21/2022	756
US DOLLARS 3,993	NORWEGIAN KRONE 33,392	Standard Chartered Bank	1/21/2022	209
				$1,800

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2022	December 31, 2021
Investments at fair value (cost—$585,408 and $512,712, respectively)	$541,271	$501,545
Cash	10,152	6,830
Foreign cash	16,050	3,937
Deferred financing costs	2,813	1,981
Unrealized appreciation on forward currency exchange contracts	4,555	—
Other assets	6,755	7,347
Total assets	$581,596	$521,640
Debt	$311,075	$272,133
Subordinated notes payable to members	197,449	176,336
Dividend payable	2,327	1,150
Unrealized depreciation on forward currency exchange contracts	—	61

Other payables	7,793	9,693
Total liabilities	$518,644	$459,373
Members’ equity	62,952	62,267
Total liabilities and members’ equity	$581,596	$521,640

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment Income
Interest Income	$9,394	$6,010	$17,637	$8,112
Other	—	—	—	—
Total investment income	9,394	6,010	17,637	8,112
Expenses
Interest and debt financing expenses	1,873	1,353	3,764	1,908
Interest expense on members subordinated notes	4,325	3,137	8,327	4,444
General and administrative expenses	595	401	1,162	758
Total expenses	6,793	4,891	13,253	7,110
Net investment income (loss)	2,601	1,119	4,384	1,002
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(1,219)	2	(1,895)	(20)
Net realized gain (loss) on foreign currency transactions	2,173	(678)	2,808	2,666
Net realized gain on forward contracts	723	1,194	2,136	1,194
Net unrealized gain on foreign currency	15,641	1,877	19,497	4,869
Net change in unrealized appreciation (depreciation) on forward contracts	3,210	(1,223)	2,755	430
Net change in unrealized appreciation (depreciation) on investments	(26,547)	309	(32,970)	(3,777)
Net gain (loss) on investments	(6,019)	1,481	(7,669)	5,362
Net increase (decrease) in members’ equity resulting from operations	$(3,418)	$2,600	$(3,285)	$6,364

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of June 30, 2022, the Company’s investment in SLP consisted of subordinated notes of $35.8 million, preferred equity interests of ($0.3) million and equity interests of $4.6 million.

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

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of June 30, 2022:

2018-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2022
Class A-1 A	$205,900	1.55% + 3 Month LIBOR	2.61%
Class A-1 B	45,000	1.50% + 3 Month LIBOR (first 24 months)	2.86%
		1.80% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15% + 3 Month LIBOR	3.21%
Class B	29,300	3.00% + 3 Month LIBOR	4.06%
Class C	30,400	4.00% + 3 Month LIBOR	5.06%
Total 2018-1 Notes	$365,700

Below is a summary of SLP’s portfolio at fair value:

As of
June 30, 2022
Total investments	$433,090
Weighted average yield on investments	7.8%
Number of borrowers in SLP	45
Largest portfolio company investment	$21,364
Total of five largest portfolio company investments	$76,243
Unfunded commitments	$3,005

Below is a listing of SLP’s individual investments as of:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollars
	Aerospace & Defense	WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	L+ 4.50%	6.75%	2/22/2025	900	400	400
		WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.75%	6.75%	2/24/2025	8,666	8,666	8,666
		Whitcraft LLC	First Lien Senior Secured Loan	L+ 6.00%	8.25%	4/3/2023	10,738	10,497	10,309
							Aerospace & Defense Total	19,563	19,375	70.5%

	Automotive	Cardo	First Lien Senior Secured Loan	L+ 6.00%	8.09%	5/12/2028	10,800	10,800	10,800
		CST Buyer Company	First Lien Senior Secured Loan	L + 5.50%	7.17%	10/3/2025	10,823	10,823	10,823
		JHCC Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	8.00%	9/9/2025	7,559	7,559	7,181
							Automotive Total	29,182	28,804	104.9%

	Banking	Green Street Parent, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.50%	8/27/2026	10,698	10,698	10,698
							Banking Total	10,698	10,698	38.9%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+ 5.75	7.63%	12/22/2027	10,421	10,421	10,291
							Chemicals, Plastics & Rubber Total	10,421	10,291	37.5%

	Construction & Building	YLG Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.72%	10/31/2025	10,588	10,588	10,588
							Construction & Building Total	10,588	10,588	38.5%

	Consumer Goods: Durable	Stanton Carpet Corp.	Second Lien Senior Secured Loan	L+ 9.00%	10.47%	4/1/2028	5,000	4,905	5,000
		TLC Purchaser, Inc.	First Lien Senior Secured Loan	L+ 6.25%	8.08%	10/13/2025	9,612	8,571	7,834
							Consumer Goods: Durable Total	13,476	12,834	46.7%

	Consumer Goods: Non-Durable	FL Hawk Intermediate Holdings, Inc.	Second Lien Senior Secured Loan	L+ 9.00%	11.00%	8/22/2028	6,000	6,000	6,000
		RoC Opco LLC	First Lien Senior Secured Loan	L+ 8.50%	10.75%	2/25/2025	8,798	8,798	8,798
		Solaray, LLC	First Lien Senior Secured Loan	SOFR+ 5.50%	6.50%	9/11/2023	10,665	10,665	10,665
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	7.75%	3/26/2026	6,577	6,577	6,511
		WU Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	7.75%	3/26/2026	6,352	6,352	6,288
							Consumer Goods: Non-Durable Total	38,392	38,262	139.3%

	Consumer Goods: Wholesale	WSP Midco LLC	First Lien Senior Secured Loan	L+ 6.25%	7.92%	4/27/2027	6,157	6,056	5,848
							Consumer Goods: Wholesale Total	6,056	5,848	21.3%

	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC	First Lien Senior Secured Loan	L+ 6.00%	7.67%	12/29/2027	13,167	12,919	13,167
							Containers, Packaging, & Glass Total	12,919	13,167	47.9%

	Energy: Oil & Gas	Amspec Services, Inc.	First Lien Senior Secured Loan	L+ 5.75%	8.00%	7/2/2024	9,822	9,822	9,822
		Blackbrush Oil & Gas, L.P.	First Lien Senior Secured Loan	L+ 5.00% (2.00% PIK)	7.11%	9/3/2025	4,371	4,371	4,371
							Energy: Oil & Gas Total	14,193	14,193	51.7%

	FIRE: Finance	Allworth Financial Group, L.P.	First Lien Senior Secured Loan - Delayed Draw	SOFR+ 4.75%	6.38%	12/23/2026	2,144	2,144	2,144
		Allworth Financial Group, L.P.	First Lien Senior Secured Loan	SOFR+ 4.75%	6.38%	12/23/2026	8,474	8,474	8,474
							FIRE: Finance Total	10,618	10,618	38.7%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollars
		McLarens Acquisition Inc.	First Lien Senior Secured Loan	L+ 5.75%	6.68%	12/19/2024	10,506	10,506	10,506
							FIRE: Insurance Total	10,506	10,506	38.2%

	Healthcare & Pharmaceuticals	CPS Group Holdings, Inc.	First Lien Senior Secured Loan	L+ 5.25%	8.00%	3/3/2025	9,801	9,801	9,801
		Sunmed Group Holdings, LLC	First Lien Senior Secured Loan	L+ 5.75%	8.00%	6/16/2028	9,679	9,679	9,534
							Healthcare & Pharmaceuticals Total	19,480	19,335	70.4%

	High Tech Industries	AMI US Holdings Inc.	First Lien Senior Secured Loan - Revolver	L+ 5.25%	7.53%	4/1/2024	698	698	698
		AMI US Holdings Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.96%	4/1/2025	8,949	8,949	8,949
		Drilling Info Holdings, Inc	First Lien Senior Secured Loan	L+ 4.25%	5.92%	7/30/2025	10,830	10,732	10,622
		Superna Inc.	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/6/2028	21,800	21,589	21,364
		Ventiv Holdco, Inc.	First Lien Senior Secured Loan	L+ 5.50%	7.75%	9/3/2025	9,848	9,848	9,627
							High Tech Industries Total	51,816	51,260	186.6%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.	Second Lien Senior Secured Loan	L+ 7.50%	8.56%	2/1/2027	6,000	5,555	5,625
		Concert Golf Partners Holdco LLC	First Lien Senior Secured Loan	SOFR + 5.75%	6.59%	3/30/2029	10,800	10,589	10,584
		Quidditch Acquisition, Inc.	First Lien Senior Secured Loan	L+ 7.00%	8.67%	3/21/2025	9,411	9,302	8,276
		Saltoun Franchise Holdings I, LLC	First Lien Senior Secured Loan	SOFR+ 10.50%	10.50%	4/11/2028	10,498	10,469	10,498
							Hotel, Gaming & Leisure Total	35,915	34,983	127.3%

	Retail	Batteries Plus Holding Corporation	First Lien Senior Secured Loan	L+ 6.75%	7.81%	6/30/2023	10,500	10,500	10,474
		Thrasio, LLC	First Lien Senior Secured Loan	L+ 7.00%	9.25%	12/18/2026	13,112	13,112	12,260
							Retail Total	23,612	22,734	82.8%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR+ 6.25%	7.25%	3/10/2028	15,800	15,648	15,642
		Eagle Parent Corp	First Lien Senior Secured Loan	SOFR+ 4.75%	6.30%	3/19/2029	3,360	3,349	3,231
		Morrow Sodali Global LLC	First Lien Senior Secured Loan	SOFR+ 5.00%	6.10%	4/25/2028	7,959	7,840	7,840
		Refine Intermediate, Inc.	First Lien Senior Secured Loan	L+ 4.50%	5.50%	3/3/2027	10,800	10,800	10,800
		Smartronix, LLC	First Lien Senior Secured Loan	L+ 6.00%	7.00%	11/23/2027	13,134	12,884	12,937
		TEI Holdings Inc.	First Lien Senior Secured Loan	P+ 4.75%	9.50%	12/23/2026	9,871	9,870	9,870
		WCI-Gigawatt Purchaser, LLC	First Lien Senior Secured Loan	L+ 5.75%	6.75%	11/19/2027	10,773	10,545	10,665
							Services: Business Total	70,936	70,985	258.4%

	Services: Consumer	MZR Buyer, LLC	First Lien Senior Secured Loan	L+ 6.75%	8.91%	12/21/2026	13,133	13,133	13,133
							Services: Consumer Total	13,133	13,133	47.8%

	Transportation: Cargo	A&R Logistics, Inc.	First Lien Senior Secured Loan	SOFR+ 6.00%	7.00%	5/5/2025	10,724	10,724	10,590
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan - Revolver	—	—	9/30/2024	—	—	(2)
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan	L+ 4.50%	6.07%	9/30/2024	3,475	3,475	3,458
		Omni Intermediate Holdings, LLC	Second Lien Senior Secured Loan	L+ 9.00%	10.06%	12/30/2027	5,000	5,000	5,000
							Transportation: Cargo Total	19,199	19,046	69.3%

	Wholesale	Abracon Group Holding, LLC.	First Lien Senior Secured Loan	L+ 4.25%	9.00%	7/18/2024	6,897	6,897	6,897
		Aramsco, Inc.	First Lien Senior Secured Loan	L+ 5.25%	6.92%	8/28/2024	9,534	9,533	9,533
							Wholesale Total	16,430	16,430	59.8%

							Total	437,133	433,090	1,576.5%

Below is the financial information for SLP:

Selected Balance Sheet Information

As of
June 30, 2022
Investments at fair value (cost—$437,133)	$433,090
Cash	35,094
Other assets	8,209
Total assets	$476,393
Debt	$364,267
Subordinated notes payable to members	71,570
Other payables	13,085
Total liabilities	$448,922
Members’ equity	27,471
Total liabilities and members’ equity	$476,393

Selected Statement of Operations Information

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Investment Income
Interest Income	$7,295	$9,811
Other	—	—
Total investment income	7,295	9,811
Expenses
Interest and debt financing expenses	2,710	3,454
Interest expense on members subordinated notes	1,809	2,445
General and administrative expenses	358	470
Total expenses	4,877	6,369
Net investment income	2,418	3,442
Net realized and unrealized gain (losses)
Net realized gain on investments	5	11
Net change in unrealized depreciation on investments	(3,896)	(4,042)
Net loss on investments	(3,891)	(4,031)
Net decrease in members’ equity resulting from operations	$(1,473)	$(589)

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$101,370	$1,530,721	$—	$1,632,091
Equity Interest	—	—	216,020	—	216,020
Subordinated Note in Investment Vehicles (1)	—	—	178,137	—	178,137
Second Lien Senior Secured Loan	—	—	95,340	—	95,340

Preferred Equity	—	—	75,950	—	75,950
Equity Interest in Investment Vehicles (1)	—	—	—	49,985	49,985
Subordinated Debt	—	—	39,280	—	39,280
Warrants	—	—	506	—	506
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	(271)	(271)
Total Investments	$—	$101,370	$2,135,954	$49,714	$2,287,038
Cash equivalents	$35,601	$—	$—	$—	$35,601
Forward currency exchange contracts (asset)	$—	$15,095	$—	$—	$15,095
(1)	Includes debt and equity investment in ISLP and SLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our preferred equity and equity investments in ISLP, SLP and MM_2018-1 is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$99,785	$1,674,890	$—	$1,774,675
Second Lien Senior Secured Loans	—	11,495	107,066	—	118,561
Subordinated Note in Investment Vehicles (1)	—	—	125,437	—	125,437
Subordinated Debt	—	—	20,027	—	20,027
Equity Interest in Investment Vehicles (1)	—	—	—	44,444	44,444
Equity Interests	—	—	151,844	—	151,844
Preferred Equity	—	—	53,991	—	53,991
Warrants	—	—	126	—	126
Total Investments	$—	$111,280	$2,133,381	$44,444	$2,289,105
Cash equivalents	$177,554	$—	$—	$—	$177,554
Forward currency exchange contracts (asset)	$—	$5,321	$—	$—	$5,321
(1)	Represents debt and equity investment in ISLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Note in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	658,706	53,929	15,477	52,700	8,537	18,573	478	808,400
Paid-in-kind interest	6,002	—	—	—	—	253	—	6,255
Net accretion of discounts (amortization of premiums)	2,127	—	221	—	—	53	—	2,401
Principal repayments and sales of investments (1)	(753,527)	(136)	(37,844)	—	—	—	—	(791,507)
Net change in unrealized appreciation (depreciation) on investments	(24,109)	10,450	(953)	—	13,422	374	(98)	(914)
Net realized gains (losses) on investments	(984)	(67)	(122)	—	—	—	—	(1,173)
Transfers out of Level 3	(47,672)	—	—	—	—	—	—	(47,672)
Transfers to Level 3	15,288	—	11,495	—	—	—	—	26,783
Balance as of June 30, 2022	$1,530,721	$216,020	$95,340	$178,137	$75,950	$39,280	$506	$2,135,954
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2022	$(22,995)	$10,450	$(1,128)	$—	$13,422	$374	$(98)	$25
(1)	Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)	Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2022, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2022, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Note in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	390,853	9,563	44,741	97,360	3,889	16,557	2	562,965
Paid-in-kind interest	5,297	—	—	—	—	—	—	5,297
Net accretion of discounts (amortization of premiums)	2,543	—	244	—	—	6	—	2,793
Principal repayments and sales of investments (1)	(641,023)	—	(86,463)	—	(11,268)	—	—	(738,754)
Net change in unrealized appreciation (depreciation) on investments	(10,791)	7,111	2,144	—	(309)	16	(2)	(1,831)
Net realized gains (losses) on investments	15,799	—	1,839	—	7,018	—	—	24,656
Transfers to Level 3	29,994	—	—	—	—	—	—	29,994
Balance as of June 30, 2021	$1,743,822	$136,579	$102,846	$97,360	$37,043	$16,579	$—	$2,134,229
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2021	$(5,208)	$7,110	$2,103	$—	$(309)	$16	$(2)	$3,710

(1)Includes reorganizations and restructuring of investments.

(2)Represents debt investment in ISLP.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2022 were as follows:

	As of June 30, 2022
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,118,785	Discounted cash flows	Comparative Yields	5.9%-19.6% (10.8%)
First Lien Senior Secured Loans	67,775	Comparable company multiple	EBITDA Multiple	5.2x-9.3x (7.8x)
First Lien Senior Secured Loans	68,597	Comparable company multiple	EBITDA Multiple	7.0x
			Probability weighting of alternative outcomes	33.3%-66.7%
First Lien Senior Secured Loans	6,442	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	9,016	Collateral Coverage	Recovery Rate	100%
First Lien Senior Secured Loans	23,310	Comparable company multiple	Revenue Multiple	5.5x
Second Lien Senior Secured Loans	95,340	Discounted cash flows	Comparative Yields	11.2%-19.3% (13.9)%
Subordinated Note Investment Vehicles	178,137	Collateral Coverage	Recovery Rate	100%
Subordinated Debt	39,280	Discounted cash flows	Comparative Yields	11.6%
Equity Interests	116,586	Discounted cash flows	Discount Rate	10.0%-16.4% (15.3%)
Equity Interests	66,618	Comparable company multiple	EBITDA Multiple	5.2x-23.0x (11.3x)
Equity Interests	1,485	Comparable company multiple	Revenue Multiple	16.0x
Preferred Equity	51,420	Comparable company multiple	EBITDA Multiple	3.6x-23.0x (7.2x)
Preferred Equity	21,519	Comparable company multiple	Revenue Multiple	5.5x-8.5x (7.4x)
Warrants	506	Comparable company multiple	EBITDA Multiple	7.8x-8.1x (8.1x)
Total investments	$1,864,816
(1)

Included within the Level 3 assets of $2,135,954 is an amount of $271,138 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2022. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

	As of December 31, 2021
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,376,465	Discounted Cash Flows	Comparative Yields	4.9%-19.4% (8.1)%
First Lien Senior Secured Loans	68,877	Comparable Company Multiple	EBITDA Multiple	1.0x-9.8x (7.5x)
First Lien Senior Secured Loans	61,707	Comparable Company Multiple	EBITDA Multiple	7.3x
			Probability weighting of alternative outcomes	33.3%-66.7%

First Lien Senior Secured Loans	6,627	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	3,669	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	87,795	Discounted Cash Flows	Comparative Yields	9.6%-13.5% (11.6)%
Subordinated Note Investment Vehicles	125,437	Collateral Analysis	Recovery Rate	100%
Subordinated Debt	20,027	Discounted Cash Flows	Comparative Yields	11.2%
Equity Interests	53,363	Comparable Company Multiple	EBITDA Multiple	5.5x-24.5x (12.0x)
Equity Interests	92,420	Discounted Cash Flows	Discount Rate	10.0%-16.4% (15.2)%
Preferred Equity	43,451	Comparable Company Multiple	EBITDA Multiple	4.6x-13.5x (6.7x)
Preferred Equity	5,442	Discounted Cash Flows	Discount Rate	18.0%
Warrants	126	Comparable Company Multiple	EBITDA Multiple	5.5x-8.3x (8.3x)
Total investments	$1,945,406
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

The 2019-1 Debt (as defined in Note 6), the 2023 Notes (as defined in Note 6), the March 2026 Notes (as defined in Note 6), the October 2026 Notes (as defined in Note 6), and the Sumitomo Credit Facility (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of June 30, 2022, approximate the carrying value of such notes.

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

For the three months ended June 30, 2022 and 2021, management fees were $8.5 million and $8.6 million, respectively. For the six months ended June 30, 2022 and 2021, management fees were $16.8 million and $17.3 million, respectively. For the three months ended June 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended June 30, 2021, $0.0 million was contractually waived and $2.7 million was voluntarily waived. For the six months ended June 30, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived.

As of June 30, 2022, and December 31, 2021, $8.5 million and $8.8 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended June 30, 2022 and 2021, the Company incurred $4.1 million and $8.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $4.5 million, respectively, of the income incentive fees earned by the Advisor during the three months ended June 30, 2022 and 2021. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2022 and 2021, the Company incurred $7.4 million and $14.8 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $4.5 million, respectively, of the income incentive fees earned by the Advisor during the six months ended June 30, 2022 and 2021. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of June 30, 2022 and December 31, 2021, there was $4.1 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

The Amended Advisory Agreement approved by Stockholders on February 1, 2019 incorporates (i) a three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized or unrealized capital loss, if any, during the applicable three-year lookback period.

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals to 17.5% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal to 17.5% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2022 and December 31, 2021.

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

For the three months ended June 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP Incentive Fee. For the six months ended June 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP Incentive Fee. As of June 30, 2022 and December 31, 2021, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the six months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were $0.0 million and $0.0 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations.  The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2022 and December 31, 2021, the Advisor held 488,112.46 and 487,932.46 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at June 30, 2022 and December 31, 2021, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value			Change in		Fair Value
	as of			Unrealized	Realized	as of	Dividend,
	December 31,	Gross	Gross	Gains	Gains	June 30,	Interest, and	Other
Portfolio Company	2021	Additions	Reductions	(Losses)	(Losses)	2022	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$—	$—	$(2,595)	$—	$16,932	$—	$—
BCC Middle Middle Market CLO 2018-1, LLC. Equity Interest	—	24,050	—	(69)	—	23,981	1,851	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	937	(4,327)	2	—	8,948	395	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	1	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	1,674	—	11,883	—	33,277	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	181	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	69	—	299	—	3,199	130	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	31	—	152	—	1,619	68	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,166	—	5,098	—	54,611	2,742	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	151	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	7	—
Direct Travel, Inc. Equity Interest (1)	—	—		—	—	—	—
Total Non-Controlled/affiliate investment	$113,290	$28,003	$(4,327)	$14,769	$—	$151,735	$5,525	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$—	$35,780	$—	$—	$—	$35,780	$1,223	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	—	10	—	(281)	—	(271)	217	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	—	5,594	—	(953)	—	4,641	615	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	50	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	538	—	(723)	—	6,442	368	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(285)	—	10,278	534	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,466	—	13,614	—	87,919	3,754	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	5,193	—	(4,293)	—	45,344	2,842	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	16,920	—	—	—	142,357	6,045	—
Lightning Holdings B, LLC- Equity Interest (1)	14,851	3,431	—	108	—	18,390	—	—
Total Controlled affiliate investment	$274,761	$68,932	$—	$7,187	$—	$350,880	$15,648	$—
Total	$388,051	$96,935	$(4,327)	$21,956	$—	$502,615	$21,173	$—

(1)Non-income producing.

Transactions during the year ended December 31, 2021 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value			Change in		Fair Value
	as of			Unrealized	Realized	as of	Dividend,
	December 31,	Gross	Gross	Gains	Gains	December 31,	Interest, and	Other
Portfolio Company	2020	Additions	Reductions	(Losses)	(Losses)	2021	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$15,918	$—	$—	$3,609	$—	$19,527	$—	$—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	10,239	—	—	9,481	—	19,720	989	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,089	247	—	—	—	12,336	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,404	362	—	—	—	4,766	418	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	—	—	—	—	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,588	271	—	(28)	—	2,831	308	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,313	137	—	(14)	—	1,436	156	—
Direct Travel, Inc. First Lien Senior Secured Loan	44,212	4,607	—	(472)	—	48,347	5,276	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,950	2,175	—	—	—	4,125	279	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	14	—
Total Non-Controlled/affiliate investment	$92,915	$7,799	$—	$12,576	$—	$113,290	$7,440	$—
Controlled affiliate investment
ACC Holdco, LLC, Preferred Equity	$10,828	$—	$(10,828)	$(3)	$3	$—	$2,306	$—
Air Comm Corporation LLC, First Lien Senior Secured Loan	26,484	661	(27,023)	(122)	—	—	1,948	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	629	—	—	(629)	—	—	100	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,712	665	—	(750)	—	6,627	873	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	11,703	—	—	(1,140)	—	10,563	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	66,448	5,329	—	1,062	—	72,839	8,100	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	—	43,457	—	4,848	(3,861)	44,444	2,636	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	—	125,437	—	—	—	125,437	8,058	—
Lightning Holdings B, LLC- Equity Interest	7,308	6,845	—	698	—	14,851	—	—
Total Controlled affiliate investment	$130,112	$182,394	$(37,851)	$3,964	$(3,858)	$274,761	$25,089	$—
Total	$223,027	$190,193	$(37,851)	$16,540	$(3,858)	$388,051	$32,529	$—

(1)Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 188% and 177%, respectively.

The Company’s outstanding borrowings as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022			As of December 31, 2021
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Notes	352,500	352,500	351,034	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,584	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	295,821	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,121	300,000	300,000	293,442
Sumitomo Credit Facility	300,000	191,723	191,723	300,000	—	—
Total Debt	$1,452,500	$1,256,723	$1,244,283	$1,818,200	$1,430,700	$1,414,982
(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2022 and year ended December 31, 2021 were 3.0% and 3.1%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2022:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	191,723	—	—	191,723	—
Total Debt Obligations	$1,256,723	$—	$112,500	$791,723	$352,500

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

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$—
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$—

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$509
Unused facility fee	—	118
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$627

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

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$2,021
Amortization of deferred financing costs and upfront commitment fees	—	43
Total interest and debt financing expenses	$—	$2,064

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$1,299	$4,045
Amortization of deferred financing costs and upfront commitment fees	28	86
Total interest and debt financing expenses	$1,327	$4,131

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

On December 27, 2021, the JPM Credit Facility was terminated.

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$629
Unused facility fee	—	1,710
Amortization of deferred financing costs and upfront commitment fees	—	65
Total interest and debt financing expenses	$—	$2,404

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$2,419
Unused facility fee	—	2,344
Amortization of deferred financing costs and upfront commitment fees	—	129
Total interest and debt financing expenses	$—	$4,892

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

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index	Interest rate at June 30, 2022
Class A-1-R	$282,500	1.50% + 3 Month LIBOR	2.54%
Class A-2-R	55,000	2.00% + 3 Month LIBOR	3.04%
Class B-R	15,000	2.60% + 3 Month LIBOR	3.64%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing	Not applicable
Total	$454,750

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

As of June 30, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $467.0 million and cash of $25.9 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2022, and December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $1.5 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$2,268	$2,506
Amortization of deferred financing costs and upfront commitment fees	32	57
Total interest and debt financing expenses	$2,300	$2,563

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$3,892	$5,032
Amortization of deferred financing costs and upfront commitment fees	64	114
Total interest and debt financing expenses	$3,956	$5,146

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of June 30, 2022, there were no borrowings under the Revolving Advisor Loan.

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

As of June 30, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes were as follows:

	June 30,	December 31,
	2022	2021
Principal amount of debt	$112,500	$112,500
Unamortized debt issuance cost	(518)	(822)
Original issue discount, net of accretion	(343)	(545)
Carrying value of 2023 Notes	$111,639	$111,133

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$2,344	$3,187
Amortization of debt issuance cost	137	183
Accretion of original issue discount	91	121
Total interest and debt financing expenses	$2,572	$3,491

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$4,594	$6,375
Amortization of debt issuance cost	272	363
Accretion of original issue discount	181	240
Total interest and debt financing expenses	$5,047	$6,978

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

As of June 30, 2022 and December 31, 2021, the components of the carrying value of the March 2026 Notes were as follows:

	June 30,	December 31,
	2022	2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,397)	(2,719)
Original issue discount, net of accretion	(1,782)	(2,021)
Carrying value of 2026 Notes	$295,821	$295,260

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$2,213	$2,213
Amortization of debt issuance cost	162	162
Accretion of original issue discount	120	120
Total interest and debt financing expenses	$2,495	$2,495

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$4,426	$2,729
Amortization of debt issuance cost	321	199
Accretion of original issue discount	239	148
Total interest and debt financing expenses	$4,986	$3,076

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

As of June 30, 2022 and December 31, 2021, the components of the carrying value of the October 2026 Notes were as follows:

	June 30,	December 31,
	2022	2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,134)	(3,495)
Original issue discount, net of accretion	(2,745)	(3,063)
Carrying value of October 2026 Notes	$294,121	$293,442

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$1,913	$—
Amortization of debt issuance cost	182	—
Accretion of original issue discount	159	—
Total interest and debt financing expenses	$2,254	$—

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the October 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$3,825	$—
Amortization of debt issuance cost	362	—
Accretion of original issue discount	317	—
Total interest and debt financing expenses	$4,504	$—

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of June 30, 2022 and December 31, 2021, there were $191.7 million and $0.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended June 30, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended June 30,
	2022	2021
Borrowing interest expense	$1,160	$—
Unused facility fee	137	—
Amortization of original issue discount	109	—
Total interest and debt financing expenses	$1,406	$—

For the six months ended June 30, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Six Months Ended June 30,
	2022	2021
Borrowing interest expense	$1,204	$—
Unused facility fee	429	—
Amortization of original issue discount	217	—
Total interest and debt financing expenses	$1,850	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2022 and December 31, 2021 is included on the consolidated schedules of investments by contract. The Company had collateral payable of $2.7 million for June 30, 2022 and collateral receivable of $2.8 million for December 31, 2021 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $130.1 million and $116.9 million, respectively. For the three and six months ended June 30, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $101.1 million and $184.3 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2022:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$20,394	$(5,744)	$14,650	$—	$14,650
Citibank	Unrealized appreciation on forward currency contracts	$1,708	$(1,263)	$445	$—	$445
(1)	Amount excludes excess cash collateral paid.
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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$4,882	$(31)	$4,851	$—	$4,851
Citibank	Unrealized appreciation on forward currency contracts	$1,767	$(1,297)	$470	$—	$470
(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,
	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$2,018	$(18,396)
Net change in unrealized appreciation on forward currency exchange contracts	8,124	16,028
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$10,142	$(2,368)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($9.0) million and $2.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $10.1 million and ($2.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.1 million and ($0.2) million for the three months ended June 30, 2022 and 2021, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2022 and 2021 was as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$3,261	$(21,688)
Net change in unrealized appreciation on forward currency exchange contracts	9,775	20,604
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$13,036	$(1,084)

Included in total net losses on the consolidated statements of operations is net losses of ($12.2) million and ($1.9) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $13.0 million and ($1.1) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.9 million and ($3.0) million for the six months ended June 30, 2022 and 2021, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2022:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
Total distributions declared			$0.68	$43,902

The distributions declared during the six months ended June 30, 2022 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2021:

			Amount Per	Total
Date Declared	Record Date	Payment Date	Share	Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
Total distributions declared			$0.68	$43,902

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2022 and December 31, 2021, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,112.46 and 487,932.46 shares of the Company, respectively. At June 30, 2022 and December 31, 2021, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended June 30, 2022 and 2021, there were no shares issued pursuant to the dividend reinvestment plan. For the six months ended June 30, 2022 and 2021, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2022, there have been no repurchases of common stock.

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

As of June 30, 2022, the Company had $283.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$523
A&R Logistics, Inc. - Revolver	5/5/2025	2,944
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Access - First Lien Senior Secured Loan	6/1/2029	11,890
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	3
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,656
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Apollo Intelligence - Revolver	6/1/2028	7,208
Apollo Intelligence - First Lien Senior Secured Loan	6/1/2028	9,611
Applitools - Revolver	5/26/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	6/30/2023	1,746
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco DD T/L - Delayed Draw	3/30/2029	4,201
Concert Golf Partners Holdco R/C - Revolver	3/31/2028	2,136
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Darcy Partners - Revolver	6/1/2028	349
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	7,023
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2024	1,488
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Eleven Software - Revolver	9/22/2026	1,488
Grammer Purchaser, Inc. - Revolver	9/30/2024	750
Great Expressions Dental Center PC - Revolver	9/28/2023	307
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	1,813
iBanFirst - First Lien Senior Secured Loan	7/13/2028	83
iBanFirst - First Lien Senior Secured Loan	7/13/2028	3,145
JHCC Holdings, LLC - Revolver	9/9/2025	1,868
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,493
Mach Acquisition R/C - Revolver	10/18/2026	8,034
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	608
masLabor Revolver - Revolver	7/1/2027	1,034
Morrow Sodali - Revolver	4/25/2028	1,861
Morrow Sodali - First Lien Senior Secured Loan	4/25/2028	2,659
MRHT - First Lien Senior Secured Loan	7/26/2028	10,483
MRHT Acquisition Facility - Delayed Draw	7/26/2028	245
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	2,791
New Look Vision Group - Revolver	5/26/2026	1,568
Omni Intermediate DD - Delayed Draw	11/23/2026	292
Omni Intermediate R/C - Revolver	11/30/2026	732
Paisley Bidco Limited - Revolver	11/26/2028	7,656
Parcel2Go Acquisition Facility - First Lien Senior Secured Loan	7/15/2028	34
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Reconomy - First Lien Senior Secured Loan	6/24/2029	6,896
Reconomy - First Lien Senior Secured Loan	6/24/2029	6,896
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,114
Revalize, Inc. - Revolver	4/15/2027	503
RoC Opco LLC - Revolver	2/25/2025	4,779
Saltoun - First Lien Senior Secured Loan	4/11/2028	14,822
Service Master Revolving Loan - Revolver	8/16/2027	3,150
Smartronix RC - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	6,800
SunMed Group Holdings, LLC - Revolver	6/16/2027	639
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,523
TGI Sport Bidco Pty Ltd - Revolver	4/30/2026	2,879
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,616
TLC Purchaser, Inc. - Revolver	10/13/2025	1,013
V Global Holdings LLC - Revolver	12/22/2025	8,236
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,609
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	2,735
WCI-HSG Purchaser, Inc. - Revolver	2/22/2025	550
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	559
World Insurance - First Lien Senior Secured Loan	4/1/2026	172
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	2,592
YLG Holdings, Inc. - Revolver	10/31/2025	8,289
Total		$283,294
(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L - First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,433
Captain D’s LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	215
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	675
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/22/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,803
New Look Vision Group - Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C - Revolver	11/30/2026	549
Opus2 - Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited - Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility - Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	1,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	3,240
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2027	3,026
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,478
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$234,031
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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$17.04	$16.54
Net investment income (1)	0.75	0.68
Net realized gain (loss) (1) (7)	0.08	(0.06)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	(0.04)	0.53
Net increase in net assets resulting from operations (1) (9) (10)	0.79	1.15
Stockholder distributions from income (3)	(0.68)	(0.68)
Net asset value at end of period	$17.15	$17.01
Net assets at end of period	$1,107,014	$1,098,288
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$13.61	$15.30
Total return based on market value (12)	(6.28)%	31.90%
Total return based on net asset value (4)	4.65%	7.03%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	9.51%	8.80%
Ratio of total net expenses to average net assets (5) (11) (13)	8.43%	9.30%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	3.95%	4.67%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	7.76%	8.35%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	3.73%	3.76%
Average principal debt outstanding	$1,267,665	$1,380,515
Portfolio turnover (6)	18.66%	25.09%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Net change in unrealized appreciation (depreciation) on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(5)The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, net realized gain (loss) on foreign currency transactions, and net realized loss on extinguishment of debt.
(8)Net change in unrealized appreciation (depreciation) includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation (depreciation) on forward currency exchange contracts and net change in unrealized appreciation (depreciation) on foreign currency translation.
(9)The sum of quarterly per share amounts presented in previously filed financial statements on Form 10-Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)Net increase (decrease) in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.

(11)The ratio of voluntary incentive fee waiver to average net assets was 0.00% and (0.42%) for the six months ended June 30, 2022 and 2021, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and (0.45%) for the six months ended June 30, 2022 and 2021, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2022 would be 9.51%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2021 would be 7.93%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2022 would be 8.43%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2021 would be 10.17%.
(12)Total return based on market value is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. Total return has not been annualized.
(13)Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

On July 6, 2022, Bain Capital Specialty Finance (the “Company”) entered into the First Amendment to the Sumitomo Credit Agreement. The First Amendment provides for an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $300,000,000 to $385,000,000. The First Amendment also replaced the LIBOR benchmark provisions under the Sumitomo Credit Agreement with SOFR benchmark provisions, including applicable credit spread adjustments. On July 22, 2022, the Company entered into the Increasing Lender/Joinder Lender Agreement (the “Joinder Agreement”), dated as of July 22, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $385,000,000 to $485,000,000.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2022, we have invested approximately $5,819.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2022 and December 31, 2021, 94.8% and 97.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

Expenses

Our primary operating expenses include the payment of fees to our Advisor under the Amended Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our operational and organizational cost;
●	the costs of any public offerings of our common stock and other securities, including registration and listing fees;
●	costs of calculating our net asset value (including the cost and expenses of any third-party valuation services);
●	fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including our Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring our investments and, if necessary, enforcing our rights;
●	interest payable on debt and other borrowing costs, if any, incurred to finance our investments;
●	costs of effecting sales and repurchases of our common stock and other securities;

●	distributions on our common stock;
●	transfer agent and custody fees and expenses;
●	the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;
●	other expenses incurred by BCSF Advisors or us in connection with administering our business, including payments made to third-party providers of goods or services;
●	brokerage fees and commissions;
●	federal and state registration fees;
●	U.S. federal, state and local taxes;
●	Independent Director fees and expenses;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
●	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	our fidelity bond;
●	directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs;
●	fees and expenses associated with marketing efforts;
●	dues, fees and charges of any trade association of which we are a member; and
●	all other expenses reasonably incurred by us or the Administrator in connection with administering our business.

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively, and $0.0 million and $0.0 million for the six months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2022, the Company’s asset coverage was 188%.

Recent Events

On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2022, we invested $484.3 million, including PIK, in 59 portfolio companies, and had $332.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $151.9 million for the period. Of the $484.3 million invested during the three months ended June 30, 2022, $44.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the six months ended June 30, 2022, we invested $859.2 million, including PIK, in 79 portfolio companies, and had $853.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $5.8 million for the period. Of the $859.2 million invested during the six months ended June 30, 2022, $69.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,693,248	73.0%	$1,632,091	71.4%	8.0%	8.3%
Equity Interest	210,127	9.0	216,020	9.4	9.7	10.1
Subordinated Note Investment Vehicles (2)	178,137	7.7	178,137	7.8	9.2	9.2
Second Lien Senior Secured Loans	97,789	4.2	95,340	4.2	10.6	10.9
Preferred Equity	50,989	2.2	75,950	3.3	10.0	9.5
Equity Interest Investment Vehicles (1)	50,382	2.2	49,985	2.2	13.7	13.8
Subordinated Debt	38,513	1.7	39,280	1.7	11.5	11.3
Warrants	480	0.0	506	0.0	N/A	N/A
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	(271)	0.0	N/A	N/A
Total	$2,319,675	100.0%	$2,287,038	100.0%	8.5%	8.8%
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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%	7.3%	7.4%
Equity Interest	156,399	6.8	151,844	6.6	7.9	9.7
Subordinated Note Investment Vehicles (2)	125,437	5.5	125,437	5.5	9.0	9.0
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2	9.8	9.9
Preferred equity	42,452	1.8	53,991	2.4	10.0	9.5
Equity Interest in Investment Vehicles (2)	39,596	1.7	44,444	1.9	8.4	7.5
Subordinated Debt	19,635	0.8	20,027	0.9	11.4	11.2
Warrants	2	0.0	126	0.0	N/A	N/A
Total	$2,311,384	100.0%	$2,289,105	100.0%	7.6%	7.8%
(1)

Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

(2)	Represents debt and equity investment in ISLP.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2022:

As of
June 30, 2022
Number of portfolio companies	122
Percentage of debt bearing a floating rate (1)	94.8%
Percentage of debt bearing a fixed rate (1)	5.2%
(1)	Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:

As of
December 31, 2021
Number of portfolio companies	106
Percentage of debt bearing a floating rate (1)	97.8%
Percentage of debt bearing a fixed rate (1)	2.2%
(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
		Percentage at
	Amortized	Amortized		Percentage at
	Cost	Cost	Fair Value	Fair Value
Performing	$2,268,202	97.8%	$2,254,426	98.6%
Non-accrual	51,473	2.2	32,612	1.4
Total	$2,319,675	100.0%	$2,287,038	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,311,384	100.0%	$2,289,105	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, there were three loans from one issuer placed on non-accrual in the Company’s portfolio. As of December 31, 2021, there were no loans placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
Cash and cash equivalents	$38,013	1.6%	$38,013	1.6%
Foreign cash	8,902	0.4	5,003	0.2
Restricted cash and cash equivalents	25,910	1.1	25,910	1.1
First Lien Senior Secured Loans	1,693,248	70.8	1,632,091	69.3
Equity Interest	210,127	8.8	216,020	9.2
Subordinated Note Investment Vehicles (1)	178,137	7.4	178,137	7.6
Second Lien Senior Secured Loans	97,789	4.1	95,340	4.0
Preferred Equity	50,989	2.1	75,950	3.2
Equity Interest Investment Vehicles (1)	50,382	2.1	49,985	2.1
Subordinated Debt	38,513	1.6	39,280	1.7
Warrants	480	0.0	506	0.0
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(271)	0.0
Total	$2,392,500	100.0%	$2,355,964	100.0%
(1)	Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
Cash and cash equivalents	$87,443	3.5%	$87,443	3.5%
Foreign cash	30,877	1.2	29,979	1.2
Restricted cash and cash equivalents	86,159	3.4	86,159	3.5
First Lien Senior Secured Loans	1,807,805	71.9	1,774,675	71.2
Equity Interest	156,399	6.1	151,844	6.1
Subordinated Note Investment Vehicles (1)	125,437	5.0	125,437	5.0
Second Lien Senior Secured Loans	120,058	4.8	118,561	4.7
Preferred Equity	42,452	1.7	53,991	2.2
Equity Interest Investment Vehicles (1)	39,596	1.6	44,444	1.8
Subordinated Debt	19,635	0.8	20,027	0.8
Warrants	2	0.0	126	0.0
Total	$2,515,863	100.0%	$2,492,686	100.0%
(1)	Represents debt and equity investment in ISLP

Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
●	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

●	comparisons to our other portfolio companies in the industry, if any;
●	attendance at and participation in board meetings or presentations by portfolio companies; and
●	review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

●	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.
●	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
●	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2022 (dollars in thousands):

	As of June 30, 2022
		Percentage	Number of	Percentage of
Investment Performance Rating	Fair Value	of Total	Companies(1)	Total
1	$19,469	0.9%	3	2.4%
2	2,077,806	90.8	110	90.2
3	157,151	6.9	8	6.6
4	32,612	1.4	1	0.8
Total	$2,287,038	100.0%	122	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	0.0	—	0.0
Total	$2,289,105	100.0%	106	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

Results of Operations

Our operating results for the three months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Total investment income	$52,364	$46,490
Total expenses, net of fee waivers	25,649	24,566
Net investment income	26,715	21,924
Net realized gain (loss)	2,608	(12,546)
Net change in unrealized appreciation (depreciation)	(12,094)	33,055
Net increase in net assets resulting from operations	$17,229	$42,433

Our operating results for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Total investment income	$98,375	$96,320
Total expenses, net of fee waivers	49,957	52,230
Net investment income	48,418	44,090
Net realized gain (loss)	4,780	(3,688)
Net change in unrealized appreciation (depreciation)	(2,288)	33,784
Net increase in net assets resulting from operations	$50,910	$74,186

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Interest income	$35,884	$39,755
Dividend income	6,370	2,929
PIK income	2,420	2,931
Other income	7,690	875
Total investment income	$52,364	$46,490

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $35.8 million for the three months ended June 30, 2022 from $39.8 million for the three months ended June 30, 2021, primarily due to the decrease in the Company’s investment portfolio and the establishment of the newly formed joint venture, SLP, between the periods. Our investment portfolio at amortized cost decreased to $2,319.7 million as June 30, 2022 compared to $2,344.9 million as of June 30, 2021. Dividend income increased to $6.4 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $7.7 million for the three months ended June 30, 2022 from $0.9 million for the three months ended June 30, 2021, primarily due to an increase in one-time fees earned on certain investments. As of June 30, 2022, the weighted average yield of our investment portfolio at amortized cost increased to 8.4% from 7.5% as of June 30, 2021.

The composition of our investment income for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Interest income	$73,917	$81,728
Dividend income	9,971	4,964
PIK income	6,332	5,297
Other income	8,155	4,331
Total investment income	$98,375	$96,320

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $73.9 million for the six months ended June 30, 2022 from $81.7 million for the six months ended June 30, 2021, primarily due to the decrease in the Company’s investment portfolio and the establishment of the newly formed joint venture, SLP, between the periods. Our investment portfolio at amortized cost decreased to $2,319.7 million as June 30, 2022 compared to $2,344.9 million as of June 30, 2021. Dividend income increased to $10.0 million for the six months ended June 30, 2022 from $5.0 million for the six months ended June 30, 2021, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $8.2 million for the six months ended June 30, 2022 from $4.3 million for the six months ended June 30, 2021, primarily due to an increase in one-time fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Interest and debt financing expenses	$11,027	$13,017
Base management fee	8,451	8,623
Incentive fee	4,069	8,042
Professional fees	446	714
Directors fees	179	171
Other general and administrative expenses	1,477	1,241
Total expenses, before fee waivers	$25,649	$31,808
Base management fee waiver	—	(2,723)
Incentive fee waiver	—	(4,519)
Total expenses, net of fee waivers	$25,649	$24,566

The composition of our operating expenses for the six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Interest and debt financing expenses	$21,670	$24,850
Base management fee	16,820	17,320
Incentive fee	7,380	14,771
Professional fees	836	1,673
Directors fees	354	343
Other general and administrative expenses	2,897	2,629
Total expenses, before fee waivers	$49,957	$61,586
Base management fee waiver	—	(4,837)
Incentive fee waiver	—	(4,519)
Total expenses, net of fee waivers	$49,957	$52,230

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $11.0 million and $13.0 million for the three months ended June 30, 2022 and 2021, respectively. Interest and debt financing expense for the three months ended June 30, 2022 as compared to June 30, 2021 decreased primarily due to a decrease in total principal debt outstanding, improved average stated interest rate on debt, and partial redemption of the 2023 Notes between periods. Interest and debt financing expenses on our borrowings totaled approximately $21.7 million and $24.8 million for the six months ended June 30, 2022 and 2021, respectively. Interest and debt financing expense for the six months ended June 30, 2022 as compared to June 30, 2021 decreased primarily due to a decrease in total principal debt outstanding, improved average stated interest rate on debt, and partial redemption of the 2023 Notes between periods.  The weighted average principal debt balance outstanding for the three months ended June 30, 2022 was $1,220.9 million compared to $1,311.1 million for the three months ended June 30, 2021. The weighted average principal debt balance outstanding for the six months ended June 30, 2022 was $1,267.7 million compared to $1,380.5 million for the six months ended June 30, 2021.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2022 and year ended December 31, 2021 were 3.0% and 3.1%, respectively.

Management Fees

Management fees (net of waivers) increased to $8.5 million for the three months ended June 30, 2022 from $5.9 million for the three months ended June 30, 2021. Management fees (gross of waivers) decreased to $8.5 million for the three months ended June 30, 2022 compared to $8.6 million for the three months ended June 30, 2021. Management fees waived for the three months ended June 30, 2022 and 2021 were $0.0 million and $2.7 million, respectively.

Management fees (net of waivers) increased to $16.8 million for the six months ended June 30, 2022 from $12.5 million for the six months ended June 30, 2021. Management fees (gross of waivers) decreased to $16.8 million for the six months ended June 30, 2022 compared to $17.3 million for the six months ended June 30, 2021. Management fees waived for the six months ended June 30, 2022 and 2021 were $0.0 million and $4.8 million, respectively.

Incentive Fees

Incentive fee (net of waivers) increased to $4.1 million for the three months ended June 30, 2022 from $3.5 million for the three months ended June 30, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2022 and $4.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) decreased to $7.4 million for the six months ended June 30, 2022 from $10.3 million for the six months ended June 30, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2022 and $4.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $1.9 million for the three months ended June 30, 2022 from $2.0 million for the three months ended June 30, 2021, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $3.7 million for the six months ended June 30, 2022 from $4.3 million for the six months ended June 30, 2021, primarily due to a decrease in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Net realized gain on investments	$1,120	$7,917
Net realized loss on investments	(3,696)	(3,072)
Net realized gain on foreign currency transactions	3,166	1,298
Net realized loss on foreign currency transactions	—	(293)
Net realized gain on forward currency exchange contracts	2,018	—
Net realized loss on forward currency exchange contracts	—	(18,396)
Net realized gains (losses)	$2,608	$(12,546)

Change in unrealized appreciation on investments	$22,376	$32,411
Change in unrealized depreciation on investments	(40,543)	(15,319)
Net change in unrealized appreciation (depreciation) on investments	(18,167)	17,092
Unrealized depreciation on foreign currency translation	(2,051)	(65)
Unrealized appreciation on forward currency exchange contracts	8,124	16,028
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	6,073	15,963
Net change in unrealized appreciation (depreciation)	$(12,094)	$33,055

For the three months ended June 30, 2022, and 2021, we had net realized gains (losses) on investments of $(2.6) million and $4.8 million, respectively. For the three months ended June 30, 2022 and 2021, we had net realized gains on foreign currency transactions of $3.2 million and $1.0 million, respectively. For the three months ended June 30, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of $2.0 million and ($18.4) million, respectively, primarily as a result of settling GBP forward contracts.

For the three months ended June 30, 2022, we had $22.4 million in unrealized appreciation on 22 portfolio company investments, which was offset by $40.5 million in unrealized depreciation on 103 portfolio company investments. Unrealized depreciation for the three months ended June 30, 2022 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

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

For the three months ended June 30, 2022 and 2021, we had unrealized appreciation on forward currency exchange contracts of $8.1 million and $16.0 million, respectively. For the three months ended June 30, 2022, unrealized appreciation on forward currency exchange contracts was due to EUR and GBP forward contracts.

	For the Six Months Ended
	June 30,
	2022	2021
Net realized gain on investments	$4,723	$27,731
Net realized loss on investments	(5,882)	(7,710)
Net realized gain on foreign currency transactions	3,166	1,153
Net realized loss on foreign currency transactions	(488)	(3,174)
Net realized gain on forward currency exchange contracts	3,301	—
Net realized loss on forward currency exchange contracts	(40)	(21,688)
Net realized gains (losses)	$4,780	$(3,688)

Change in unrealized appreciation on investments	$40,777	$53,457
Change in unrealized depreciation on investments	(51,135)	(40,599)
Net change in unrealized appreciation (depreciation) on investments	(10,358)	12,858
Unrealized appreciation (depreciation) on foreign currency translation	(1,705)	322
Unrealized appreciation on forward currency exchange contracts	9,775	20,604
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	8,070	20,926
Net change in unrealized appreciation (depreciation)	$(2,288)	$33,784

For the six months ended June 30, 2022, and 2021, we had net realized gains (losses) on investments of $(1.2) million and $20.0 million, respectively. For the six months ended June 30, 2022 and 2021, we had net realized gains (losses) on foreign currency transactions of $2.7 million and ($2.0) million, respectively. For the six months ended June 30, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of $3.3 million and ($21.7) million, respectively, primarily as a result of settling GBP forward contracts.

For the six months ended June 30, 2022, we had $40.8 million in unrealized appreciation on 31 portfolio company investments, which was offset by ($51.1) million in unrealized depreciation on 96 portfolio company investments. Unrealized depreciation for the six months ended June 30, 2022 resulted from an decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

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

For the six months ended June 30, 2022 and 2021, we had unrealized appreciation on forward currency exchange contracts of $9.8 million and $20.6 million, respectively. For the six months ended June 30, 2022, unrealized appreciation on forward currency exchange contracts was due to EUR and GBP forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(7,731)	$1,628
Net realized loss on investments due to foreign currency	(2,393)	(387)
Net change in unrealized depreciation on foreign currency translation	(2,053)	(65)
Net realized gain on foreign currency transactions	3,166	1,005
Net change in unrealized appreciation on forward currency exchange contracts	8,124	16,028
Net realized gain (loss) on forward currency exchange contracts	2,018	(18,396)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$1,131	$(187)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($9.0) million and $2.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $10.1 million and ($2.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.1 million and ($0.2) million for the three months ended June 30, 2022 and 2021, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Net change in unrealized (depreciation) on investments due to foreign currency	$(10,607)	$(15,711)
Net realized gain (loss) on investments due to foreign currency	(2,546)	15,529
Net change in unrealized appreciation (depreciation) on foreign currency translation	(1,707)	322
Net realized gain (loss) on foreign currency transactions	2,678	(2,021)
Net change in unrealized appreciation on forward currency exchange contracts	9,775	20,604
Net realized gain (loss) on forward currency exchange contracts	3,261	(21,688)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$854	$(2,965)

Included in total net (losses) on the consolidated statements of operations is net (losses) of ($12.2) million and ($1.9) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $13.0 million and ($1.1) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.9 million and ($3.0) million for the six months ended June 30, 2022 and 2021, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2022 and 2021, the net increase in net assets resulting from operations was $17.2 million and $42.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2022 and 2021, our per share net increase in net assets resulting from operations was $0.27 and $0.66, respectively.

For the six months ended June 30, 2022 and 2021, the net increase in net assets resulting from operations was $50.9 million and $74.2 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, our per share net increase in net assets resulting from operations was $0.79 and $1.15, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 188% and 177%, respectively.

At June 30, 2022 and December 31, 2021, we had $68.9 million and $203.6 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2022, we had approximately $108.3 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2021, we had approximately $300.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $133.5 million. During the six months ended June 30, 2022, we used $280.2 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $761.8 million, which was offset by proceeds from principal payments and sales of investments of $434.2 million and a net increase in assets resulting from operations of $50.9 million.

During the six months ended June 30, 2022, we provided $146.7 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility.

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

During the six months ended June 30, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30 2022, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022			As of December 31, 2021

	Total Aggregate			Total Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Notes	352,500	352,500	351,034	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	150,000	112,500	111,584	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	295,821	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,121	300,000	300,000	293,442
Sumitomo Credit Facility	300,000	191,723	191,723	300,000	—	—
Total Debt	$1,452,500	$1,256,723	$1,244,283	$1,818,200	$1,430,700	$1,414,982
(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2022 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
Total distributions declared			$0.68	$43,902

The distributions declared during the six months ended June 30, 2022 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2021 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
Total distributions declared			$0.68	$43,902

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

Commitments and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of June 30, 2022, the Company had $283.3 million of unfunded commitments under loan and financing agreements

Significant Accounting Estimates and Critical Accounting Policies

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

With respect to investments for which market quotations are not readily available, the Advisor will undertake a multi-step valuation process, which includes among other things, the below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Advisor responsible for the portfolio investment or by an independent valuation firm;
●	Preliminary valuation conclusions are then documented and discussed with our senior management and our Advisor. Agreed upon valuation recommendations are presented to our Audit Committee;
●	Our Audit Committee of our Board reviews the valuations presented and recommends values for each of the investments to our Board;
●	At least once annually, the valuation for each portfolio investment constituting a material portion of the Company’s portfolio will be reviewed by an independent valuation firm; and
●	Our Board discusses valuations and determines the fair value of each investment in good faith based upon, among other things, the input of our Advisor, independent valuation firms, where applicable, and our Audit Committee.

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2022 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
2023 Notes	112,500	—	112,500	—	—
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	191,723	—	—	191,723	—
Total Debt Obligations	$1,256,723	$—	$112,500	$791,723	$352,500

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

Assuming that the statement of financial condition as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 25 basis points	$(3,610)	$(1,302)	$(2,308)
Up 100 basis points	15,377	5,442	9,935
Up 200 basis points	34,582	10,884	23,698
Up 300 basis points	53,880	16,327	37,553

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended June 30, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.10

Amended and Restated Indenture, dated as of November 31, 2021, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

10.11

Amended and Restated Portfolio Management Agreement, dated as of November 30, 2021, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager. (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

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

10.26

Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

10.27*

First Amendment dated as of July 6, 2022 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

10.28*

Increasing Lender/Joinder Lender Agreement dated as of July 22, 2022, pursuant to Section 2.08(e) of the Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

10.29

Amended and Restated Limited Liability Company Agreement, dated December 27, 2021, of Bain Capital Senior Loan Program, LLC. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: August 3, 2022	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 3, 2022	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer