Form 10-Q
period 2022-09-30
Bain Capital Specialty Finance, Inc.
filed 2022-11-09
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022 the registrant had 64,562,265.27 shares of common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,811,644 and $1,921,970, respectively)	$1,733,477	$1,901,054
Non-controlled/affiliate investment (amortized cost of $124,612 and $100,888, respectively)	147,143	113,290
Controlled affiliate investment (amortized cost of $419,887 and $288,526, respectively)	412,902	274,761
Cash and cash equivalents	32,343	87,443
Foreign cash (cost of $17,388 and $30,877, respectively)	11,830	29,979
Restricted cash and cash equivalents	14,656	86,159
Collateral on forward currency exchange contracts	4,577	2,815
Deferred financing costs	3,702	2,178
Interest receivable on investments	27,875	19,269
Receivable for sales and paydowns of investments	109,171	30,334
Prepaid Insurance	376	193
Unrealized appreciation on forward currency exchange contracts	12,886	5,321
Dividend receivable	10,445	18,397
Total Assets	$2,521,383	$2,571,193

Liabilities
Debt (net of unamortized debt issuance costs of $10,861 and $15,718, respectively)	$1,359,639	$1,414,982
Interest payable	9,965	7,058
Payable for investments purchased	17,664	7,594
Base management fee payable	8,763	8,792
Incentive fee payable	2,976	4,727
Accounts payable and accrued expenses	4,311	6,083
Distributions payable	21,951	21,951
Total Liabilities	1,425,269	1,471,187

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable earnings (loss)	(72,335)	(68,443)
Total Net Assets	1,096,114	1,100,006
Total Liabilities and Total Net assets	$2,521,383	$2,571,193

Net asset value per share	$16.98	$17.04

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30	Ended September 30	Ended September 30	Ended September 30
	2022	2021	2022	2021
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$36,239	$37,821	$100,295	$114,439
Dividend income	4,532	38	4,640	38
PIK income	4,276	1,046	9,159	3,108
Other income	4,329	1,181	12,484	5,512
Total investment income from non-controlled/non-affiliate investments	49,376	40,086	126,578	123,097

Investment income from non-controlled/affiliate investments:
Interest from investments	2,141	455	4,366	1,355
Dividend income	1,067	—	2,918	—
PIK income	48	1,421	1,497	4,173
Total investment income from non-controlled/affiliate investments	3,256	1,876	8,781	5,528

Investment income from controlled affiliate investments:
Interest from investments	5,437	4,983	13,073	9,192
Dividend income	4,746	2,600	12,758	7,564
PIK income	—	—	—	483
Total investment income from controlled affiliate investments	10,183	7,583	25,831	17,239
Total investment income	62,815	49,545	161,190	145,864

Expenses
Interest and debt financing expenses	14,381	12,265	36,051	37,115
Base management fee	8,853	8,776	25,673	26,096
Incentive fee	2,976	4,531	10,356	19,301
Professional fees	968	581	1,804	2,254
Directors fees	177	186	531	529
Other general and administrative expenses	1,357	1,445	4,254	4,075
Total expenses before fee waivers	28,712	27,784	78,669	89,370
Base management fee waiver	—	—	—	(4,837)
Incentive fee waiver	—	—	—	(4,519)
Total expenses, net of fee waivers	28,712	27,784	78,669	80,014
Net investment income	34,103	21,761	82,521	65,850

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(5,180)	(668)	(6,339)	22,589
Net realized loss on controlled affiliate investments	—	(621)	—	(3,858)
Net realized gain (loss) on foreign currency transactions	2,254	(72)	4,932	(2,093)
Net realized gain (loss) on forward currency exchange contracts	17,633	(2,085)	20,894	(23,773)
Net realized loss on extinguishment of debt	(745)	(2,546)	(745)	(2,546)
Net change in unrealized depreciation on foreign currency translation	(4,820)	(508)	(6,525)	(186)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(2,210)	6,080	7,565	26,685
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	(24,937)	922	(57,251)	2,125
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	(4,640)	2,905	10,129	8,312
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	(407)	(1,826)	6,780	4,423
Total net gains (losses)	(23,052)	1,581	(20,560)	31,678

Net increase in net assets resulting from operations	$11,051	$23,342	$61,961	$97,528

Basic and diluted net investment income per common share	$0.53	$0.34	$1.28	$1.02
Basic and diluted increase in net assets resulting from operations per common share	$0.17	$0.36	$0.96	$1.51
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Operations:
Net investment income	$34,103	$21,761	$82,521	$65,850
Net realized gain (loss)	13,962	(5,992)	18,742	(9,681)
Net change in unrealized appreciation (depreciation)	(37,014)	7,573	(39,302)	41,359
Net increase in net assets resulting from operations	11,051	23,342	61,961	97,528
Stockholder distributions:
Distributions from distributable earnings	(21,951)	(21,951)	(65,853)	(65,853)
Net decrease in net assets resulting from stockholder distributions	(21,951)	(21,951)	(65,853)	(65,853)

Total increase (decrease) in net assets	(10,900)	1,391	(3,892)	31,675
Net assets at beginning of period	1,107,014	1,098,288	1,100,006	1,068,004
Net assets at end of period	$1,096,114	$1,099,679	$1,096,114	$1,099,679

Net asset value per common share	$16.98	$17.03	$16.98	$17.03
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30	Ended September 30
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$61,961	$97,528
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,202,210)	(888,410)
Proceeds from principal payments and sales of investments	731,363	1,058,981
Net realized (gain) loss from investments	6,339	(18,731)
Net realized (gain) loss on foreign currency transactions	(4,932)	2,093
Net realized loss on extinguishment of debt	745	2,546
Net change in unrealized appreciation on forward currency exchange contracts	(7,565)	(26,685)
Net change in unrealized (appreciation) depreciation on investments	40,342	(14,860)
Net change in unrealized depreciation on foreign currency translation	6,525	186
Increase in investments due to PIK	(10,656)	(7,820)
Accretion of discounts and amortization of premiums	(3,747)	(4,190)
Amortization of deferred financing costs and debt issuance costs	3,010	3,992
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(1,762)	370
Interest receivable on investments	(8,606)	(5,223)
Prepaid Insurance	(183)	(376)
Dividend receivable	7,952	(6,828)
Interest payable	2,907	248
Base management fee payable	(29)	2,487
Incentive fee payable	(1,751)	732
Accounts payable and accrued expenses	414	412
Net cash provided by (used in) operating activities	(379,883)	196,452

Cash flows from financing activities
Borrowings on debt	727,747	672,550
Repayments on debt	(422,248)	(783,342)
Payments of financing costs	(4,103)	—
Payments of debt issuance costs	—	(5,657)
Stockholder distributions paid	(65,853)	(65,853)
Net cash (used in) provided by financing activities	235,543	(182,302)

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(144,340)	14,150
Effect of foreign currency exchange rates	(412)	(2,944)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	203,581	81,702
Cash, foreign cash, restricted cash and cash equivalents, end of period	$58,829	$92,908

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$30,134	$32,875
Cash paid for excise taxes during the period	—	237
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$—	$317,077
Company investment into ISLP in exchange for investments sold	$—	$128,970
Company investment into SLP	$5,584	$—
Deconsolidation of 2018-1 Issuer
Disposition of assets	$470,616	$—
Reduction of liabilities	$(390,448)	$—

	2022	2021
Cash	$32,343	$34,277
Restricted cash	14,656	57,802
Foreign cash	11,830	829
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$58,829	$92,908

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(In thousands)

(Unaudited)

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Ansett Aviation Training (6)(18)(19)	First Lien Senior Secured Loan	BBSY	+	4.69%			5.69%	9/24/2031	AUD	7,072	5,308	4,525
		Ansett Aviation Training (6)(14)(19)(25)	Equity Interest			—			—	—		5,119	3,842	3,277
		Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	+	4.25%			7.37%	10/9/2025		$16,312	16,242	14,028
		Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	+	8.25%			11.37%	10/9/2026		$6,540	6,501	5,297
		GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	5.75%	(0.25	% PIK)	9.42%	11/6/2025		$35,548	35,523	33,415
		GSP Holdings, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	+	5.75%	(0.25	% PIK)	8.77%	11/6/2025		$4,096	4,073	3,823
		Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest			—			—	—		1	1,963	792
		Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			8.37%	7/1/2025		$30,082	29,772	28,277
		Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	+	6.25%	(0.5	% PIK)	11.25%	7/1/2025		$2,666	2,626	2,410
		Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	7.50%			10.11%	10/18/2026		$3,013	2,850	2,410
		Mach Acquisition T/L (15)(19)	First Lien Senior Secured Loan	L	+	7.50%			10.24%	10/18/2026		$33,143	32,602	31,154
		Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest			—			—	—		1,417	1,417	1,401
		Robinson Helicopter (14)(19)(25)	Equity Interest			—			—	—		1,592	1,592	1,592
		Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	6.50%			9.63%	6/30/2028		$36,937	36,129	36,199
		Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.60%			8.54%	7/22/2029		$56,867	56,303	56,299
		Saturn Purchaser Corp. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	5.60%			8.62%	7/22/2029		$651	604	602
		WCI-HSG HOLDCO, LLC (14)(19)(25)	Preferred Equity			—			—	—		675	675	2,217
		WCI-HSG Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%			7.62%	2/24/2025		$8,644	8,591	8,644
		WCI-HSG Purchaser, Inc. (3)(5)(15)(19)(29)	First Lien Senior Secured Loan - Revolver			—			—	2/22/2025		$—	(4)	—
		Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%			9.67%	4/3/2023		$28,760	28,705	27,466
		Whitcraft LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	+	5.00%			11.25%	4/3/2023		$254	251	172
		WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	+	7.75%			10.56%	4/30/2026		$11,724	11,658	10,815
											Aerospace & Defense Total		$287,223	$274,815	25.1%
	Automotive	American Trailer Rental Group (19)(26)	Subordinated Debt			9.00%	(2.00	% PIK)	11.00%	12/1/2027		$4,973	4,909	4,973
		American Trailer Rental Group (19)(26)	Subordinated Debt			9.00%	(2.00	% PIK)	11.00%	12/1/2027		$15,344	15,053	15,344
		American Trailer Rental Group (19)(26)	Subordinated Debt			9.00%	(2.00	% PIK)	11.00%	12/1/2027		$19,161	18,772	19,161
		Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	+	5.00%			7.09%	5/12/2028		$98	97	98
		CST Buyer Company (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			8.62%	10/3/2025		$8,322	8,294	8,322
		CST Buyer Company (3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	10/3/2025		$—	(4)	—
		JHCC Holdings, LLC (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%			9.42%	9/9/2025		$8,353	8,328	8,103
		JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			9.42%	9/9/2025		$21,318	21,148	20,679
		JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%			9.42%	9/9/2025		$1,620	1,592	1,535
											Automotive Total		$78,189	$78,215	7.1%
	Banking	Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			8.62%	8/27/2026		$3,411	3,369	3,445
		Green Street Parent, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			8.62%	8/27/2026		$4,466	4,390	4,511
		Green Street Parent, LLC (3)(5)(19)(29)	First Lien Senior Secured Loan - Revolver			—			—	8/27/2025		$—	(23)	24
											Banking Total		$7,736	$7,980	0.7%
	Banking, Finance, Insurance & Real Estate	Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	5.00%			8.65%	4/25/2028		$266	236	234
		Morrow Sodali (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	4/25/2028		$—	(19)	(40)
		Morrow Sodali (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	4/25/2028		$—	(67)	(34)
											Banking, Finance, Insurance & Real Estate Total		$150	$160	0.0%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)						Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Beverage, Food & Tobacco	NPC International, Inc. (14)(19)(25)(27)	Equity Interest			—				—	—	428	639	121
												Beverage, Food & Tobacco Total	$639	$121	0.0%

	Capital Equipment	ClockSpring (15)(19)	Second Lien Senior Secured Loan	SOFR	+	6.50%				10.05%	8/1/2025	$5,235	5,145	5,131
		East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest			—				—	—	1,419	1,419	989
		Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.75%				8.89%	7/6/2028	$12,250	12,010	12,005
		FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity			—				—	—	4	—	—
		Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	+	9.00%				12.60%	12/22/2027	$8,000	7,836	8,000
		TCFIII Owl Finance, LLC (19)	First Lien Senior Secured Loan			12.00%				12.00%	1/30/2027	$4,697	4,636	4,603
												Capital Equipment Total	$31,046	$30,728	2.8%

	Chemicals, Plastics & Rubber	AP Plastics Group, LLC (18)(19)	First Lien Senior Secured Loan	L	+	4.75%				7.87%	8/10/2028	$7,306	7,087	7,014
		V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.75%				8.99%	12/22/2027	$5,876	5,795	5,772
		V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	5.75%				8.45%	12/22/2025	$1,351	1,192	1,182
		V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.75%				6.50%	12/22/2027	€100	103	97
												Chemicals, Plastics & Rubber Total	$14,177	$14,065	1.3%

	Construction & Building	Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	+	7.00	% PIK			9.88%	5/12/2025	$1,307	1,306	1,046
		Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	+	7.00	% PIK			9.88%	5/12/2025	$13,828	13,801	11,063
		Elk Parent Holdings, LP (14)(19)(25)	Equity Interest			—				—	—	1	12	487
		Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity			—				—	—	120	1,202	1,514
		Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	7.00%				7.00%	4/18/2023	€2,087	2,274	1,979
		Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	7.00%				7.00%	4/18/2023	€677	768	642
		Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	7.00%				7.00%	4/18/2023	€6,335	6,868	5,977
		SAM (19)	First Lien Senior Secured Loan			11.25%				11.25%	5/9/2028	$32,500	32,213	32,175
		Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	7.50%				11.10%	8/16/2027	$2,430	2,357	2,430
		Service Master (15)(19)	First Lien Senior Secured Loan	L	+	7.50%				10.42%	8/16/2027	$929	914	929
		Service Master (14)(19)(25)	Equity Interest			—				—	—	350	350	397
		Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	+	8.50%				11.53%	8/16/2027	$22,000	22,000	22,000
		YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%				7.10%	10/31/2025	$27,221	27,124	27,153
		YLG Holdings, Inc. (19)(21)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.00%				7.08%	10/31/2025	$5,022	5,017	5,009
		YLG Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.00%				7.93%	10/31/2025	$855	811	833
												Construction & Building Total	$117,017	$113,634	10.4%

	Consumer Goods: Durable	New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	+	6.00%				9.67%	6/6/2024	$21,531	21,039	21,100
		Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	+	9.00%				12.75%	4/1/2028	$11,434	11,229	11,434
		Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	+	8.75%				9.99%	5/30/2028	$8,915	8,752	8,915
		TLC Holdco LP (14)(19)(25)	Equity Interest			—				—	—	1,281	1,221	—
		TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	6.25%		(2.00	% PIK)	11.54%	10/13/2025	$35,240	34,579	28,720
		TLC Purchaser, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—				—	10/13/2025	$—	(90)	(1,409)
		TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	6.25%				9.37%	10/13/2025	$7,693	7,536	5,932
												Consumer Goods: Durable Total	$84,266	$74,692	6.8%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Consumer Goods: Non-Durable	Fineline Technologies, Inc. (14)(19)(25)	Equity Interest			—	—	—	939	939	1,201
		FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	+	9.00%	12.42%	8/22/2028	$15,125	14,744	15,125
		RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	+	8.50%	12.17%	2/25/2025	$15,080	14,907	15,042
		RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	8.50%	11.49%	2/25/2025	$7,510	7,423	7,485
		Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	+	5.75%	9.40%	9/9/2023	$14,202	14,202	14,131
		Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.75%	9.40%	9/11/2023	$30,762	30,762	30,608
		Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	3.55%	8.16%	9/9/2023	$5,950	5,950	5,950
		WU Holdco, Inc. (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.50%	9.17%	3/26/2026	$1,704	1,677	1,619
		WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%	9.17%	3/26/2026	$37,775	37,341	35,886
		WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.50%	9.14%	3/26/2025	$2,930	2,904	2,648
									Consumer Goods: Non-Durable Total	$130,849	$129,695	11.9%

	Consumer Goods: Wholesale	WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	+	6.25%	9.37%	4/27/2027	$6,018	5,916	5,626
		WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—	—	4/27/2027	$—	(15)	(117)
		WSP LP Interest (14)(19)(25)	Equity Interest			—	—	—	2,898	2,898	1,559
		WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	+	6.25%	6.25%	4/27/2027	$47	40	18
									Consumer Goods: Wholesale Total	$8,839	$7,086	0.6%

	Containers, Packaging & Glass	ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%	9.67%	12/29/2027	$4,093	4,041	4,063
		ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—	—	12/29/2027	$—	(57)	(24)
		Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	+	4.75%	7.89%	6/15/2028	$13,050	12,388	12,032
									Containers, Packaging & Glass Total	$16,372	$16,071	1.5%

	Energy: Oil & Gas	Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	+	5.75%	9.42%	7/2/2024	$2,784	2,763	2,784
		Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%	9.42%	7/2/2024	$33,076	32,922	33,076
		Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	+	6.25%	10.00%	7/2/2024	$567	546	567
									Energy: Oil & Gas Total	$36,231	$36,427	3.3%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Environmental Industries	Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	+	6.25%	8.44%	6/24/2029		£6,118	7,431	6,834
		Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.00%	7.19%	6/24/2029		€2,467	2,578	2,418
		Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan			—	—	6/24/2029		$—	(78)	—
		Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan			—	—	6/24/2029		$—	(78)	—
		Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.60%	9.63%	9/7/2029		$25,714	25,457	25,457
		Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—	—	9/7/2029		$—	(113)	(114)
		Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—	—	9/7/2028		$—	(57)	(57)
									Environmental Industries Total		$35,140	$34,538	3.2%

	FIRE: Finance	Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	4.75%	7.88%	12/23/2026		$1,509	1,493	1,509
		Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	+	4.75%	7.88%	12/23/2026		$876	863	876
		Allworth Financial Group, L.P. (3)(5)(19)	First Lien Senior Secured Loan - Revolver			—	—	12/23/2026		$—	(13)	—
		FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	+	5.50%	7.76%	9/30/2026	AUD	7,741	5,276	4,830
		Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.25%	9.19%	8/1/2028		$3,825	3,731	3,729
		Insigneo Financial Group LLC (14)(19)(25)	Equity Interest			—	—	—		—	2,140	2,135
		Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%	6.69%	5/11/2029		£328	408	366
		TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L	+	6.00%	7.67%	10/2/2025		$2,379	2,369	2,379
		TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L	+	6.00%	9.41%	10/2/2025		$9,423	9,423	9,423
									FIRE: Finance Total		$25,690	$25,247	2.3%

	FIRE: Insurance	Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%	8.03%	12/19/2024		$9,128	9,109	9,083
		Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%	8.03%	12/19/2024		$17,637	17,472	17,548
		Margaux Acquisition Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—	—	12/19/2024		$—	(21)	(14)
		Margaux UK Finance Limited (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver			—	—	12/19/2024		£—	(6)	(6)
		Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%	7.06%	12/19/2024		£7,512	9,697	8,307
		MRH Trowe Beteiligungsgesellschaft MBH (3)(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.50%	6.50%	7/26/2028		€1,865	1,858	1,828
		MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	5.50%	7/26/2028		€500	535	485
		MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	5.70%	7/26/2028		€216	249	209
		MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	5.50%	7/26/2028		€10,000	10,125	9,704
		Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	+	5.50%	6.93%	11/26/2028		£3,676	4,336	4,106
		Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	6.19%	11/26/2028		€32	36	31
		World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%	9.30%	4/1/2026		$8,295	8,236	8,295
		World Insurance (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%	9.30%	4/1/2026		$3,122	3,075	3,122
		World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%	9.30%	4/1/2026		$256	243	256
									FIRE: Insurance Total		$64,944	$62,954	5.7%

	Healthcare & Pharmaceuticals	Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.75%	8.26%	6/1/2028		$15,425	15,277	15,271
		Apollo Intelligence (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—	—	6/1/2028		$—	(91)	(96)
		Apollo Intelligence (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—	—	6/1/2028		$—	(68)	(72)

Apollo Intelligence (14)(19)(25)	Equity Interest			—			—	—		32	3,162	3,182
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity			—			—	—		1,953	1,953	918
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			9.42%	3/3/2025		$44,790	44,582	44,790
CPS Group Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	3/3/2025		$—	(43)	—
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	+	7.75%			9.44%	4/27/2026		£121	164	132
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	+	4.50%			4.57%	4/28/2025	AUD	42	32	26
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L	+	4.25%	(0.5	% PIK)	7.88%	9/28/2023		$7,868	7,899	7,278
Great Expressions Dental Center PC (3)(13)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	+	4.25%	(0.5	% PIK)	7.88%	9/28/2023		$986	983	897
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.25%			8.11%	5/28/2026		€131	142	126
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.25%			6.25%	5/28/2026		€225	247	216
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			8.87%	1/2/2025		$7,159	7,074	7,087
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%			8.87%	1/2/2025		$1,941	1,863	1,873
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			9.42%	6/16/2028		$8,716	8,585	8,433
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%			8.82%	6/16/2027		$590	573	550
TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	+	8.50%			11.31%	11/1/2024		$9,472	9,381	9,022
									Healthcare & Pharmaceuticals Total		$101,715	$99,633	9.1%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	High Tech Industries	Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%			7.44%	6/2/2029		£7,960	9,770	8,801
		Access (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%			5.75%	6/2/2029		£3,217	3,318	3,483
		AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			7.81%	4/1/2025		$3,866	3,830	3,866
		Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	+	6.25%			9.30%	5/25/2029		$24,696	24,460	24,449
		Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	5/25/2028		$—	(32)	(34)
		Appriss Holdings, Inc. (14)(19)(25)	Equity Interest			—			—	—		2,136	1,606	1,505
		Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	+	7.25%			9.93%	5/6/2027		$11,278	11,092	11,081
		Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	5/6/2027		$—	(12)	(13)
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity			—			—	—		1	1,107	1,104
		AQ Software Corporation (14)(18)(19)(25)	Preferred Equity			—			—	—		2	1,844	1,839
		AQ Software Corporation (14)(19)(25)	Preferred Equity			—			—	—		1	507	506
		CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver			—			—	10/31/2025		$—	—	—
		CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	+	4.75%			7.56%	10/31/2025		$344	341	344
		Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	+	4.25%			7.37%	7/30/2025		$11,178	11,160	10,815
		Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity			—			—	-		3,345	3,345	3,798
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.50%			8.62%	7/19/2025		$10,993	11,008	10,993
		Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L	+	5.50%			8.62%	7/18/2025		$36,721	36,878	36,721
		Element Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.50%			8.62%	7/19/2024		$850	831	850
		Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	+	8.00%			11.55%	4/25/2027		$7,439	7,369	7,365
		Eleven Software (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	9/25/2026		$—	(13)	(15)
		Eleven Software (14)(19)(25)	Preferred Equity			—			—	—		896	896	896
		Gluware (19)(26)	First Lien Senior Secured Loan			9.00%	(3.50	% PIK)	12.50%	10/15/2025		$19,404	18,700	18,434
		Gluware (14)(19)(25)	Warrants			—			—	—		3,328	478	435
		MRI Software LLC (15)(28)	First Lien Senior Secured Loan	L	+	5.50%			9.17%	2/10/2026		$25,728	25,667	25,004
		MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver			—			—	2/10/2026		$—	52	(50)
		Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%			9.42%	4/15/2027		$5,371	5,325	5,331
		Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	4/15/2027		$—	(112)	(98)
		Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%			9.42%	4/15/2027		$1,340	1,329	1,330
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	3/6/2028		$—	(24)	(26)
		Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver			—			—	3/6/2028		$—	(24)	(26)
		Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR		6.50%			9.52%	3/6/2028		$14,958	14,675	14,808
		Superna Inc. (6)(14)(19)(25)	Equity Interest			—			—	—		1,463	1,463	1,514
		Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	+	8.00%			9.00%	12/9/2026		$2,330	2,290	2,289
		Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver			—			—	12/9/2026		$—	(21)	(22)
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.00%			6.58%	5/13/2029		€92	100	91
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			8.83%	5/13/2029		$128	127	128
		Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			8.83%	5/13/2029		$262	259	262
		Utimaco (6)(14)(19)(25)	Equity Interest			—			—	—		1	2,123	2,006
		Utimaco (6)(14)(19)(25)	Preferred Equity			—			—	—		1	2,123	2,006
		Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			9.17%	9/3/2025		$13,807	13,693	13,531
		Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver			—			—	9/3/2025		$—	(34)	(68)
		Ventiv Topco, Inc. (14)(19)(25)	Equity Interest			—			—	—		28	2,833	2,121
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	+	4.00%			4.75%	3/10/2025	DKK	570	92	75
		VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	+	4.00%			6.60%	3/10/2025	NOK	740	93	68
											High Tech Industries Total		$220,512	$217,497	19.8%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Hospitality Holdings	PPX (14)(19)(25)	Preferred Equity	—			—	—		33	—	163
		PPX (14)(19)(25)	Preferred Equity	—			—	—		33	5,000	5,678
									Hospitality Holdings Total		$5,000	$5,841	0.5%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	+	7.50%	10.06%	2/1/2027		$14,193	13,906	13,413
		Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.75%	6.50%	3/30/2029		$6,847	6,724	6,778
		Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	+	5.75%	9.40%	3/30/2029		$1,065	987	1,023
		Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	5.75%	9.46%	3/31/2028		$356	310	331
		Quidditch Acquisition, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	7.00%	9.52%	3/21/2025		$9,104	9,154	9,058
		Saltoun (18)(19)(29)	First Lien Senior Secured Loan			10.50%	10.50%	4/11/2028		$4,726	4,726	4,584
		Saltoun (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw			10.50%	10.50%	4/11/2028		$1,352	1,352	881
									Hotel, Gaming & Leisure Total		$37,159	$36,068	3.3%

	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc. (7)(15)(19)	First Lien Senior Secured Loan	L	+	6.50%	9.31%	12/20/2024		$41,731	40,925	20,866
		Ansira Holdings, Inc. (7)(15)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	L	+	6.50%	9.57%	12/20/2024		$5,064	5,066	2,532
		Ansira Holdings, Inc. (3)(7)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%	8.79%	12/20/2024		$5,383	5,383	1,842
		TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	L	+	7.00%	10.60%	4/30/2026	AUD	4,166	2,720	2,520
		TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	+	7.00%	8.50%	4/30/2026	AUD	97	75	59
									Media: Advertising, Printing & Publishing Total		$54,169	$27,819	2.5%

	Media: Broadcasting & Subscription	Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	+	5.50%	8.57%	9/1/2028		$1,443	1,408	1,443
		Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	6.25%	9/1/2028		€1,300	1,417	1,274
									Media: Broadcasting & Subscription Total		$2,825	$2,717	0.2%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Media: Diversified & Production	9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver			—			—	4/30/2026	CAD	—	(1)	—
		9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	+	5.25%			9.03%	4/30/2026	CAD	1,295	1,004	937
		9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.25%			5.83%	4/30/2026		€586	621	573
		Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	+	6.25%			9.39%	8/23/2027		$4,971	4,971	4,909
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	+	6.75%			10.42%	6/15/2024		$15,006	15,006	13,543
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	+	6.75%			10.42%	6/15/2024		$9,736	9,764	8,787
		Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.25%			8.73%	6/15/2024		$1,275	1,275	1,275
		International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	4.75%			6.47%	5/31/2025		£87	107	98
		Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	+	6.25%			9.39%	8/3/2027		$4,065	3,974	4,014
											Media: Diversified & Production Total		$36,721	$34,136	3.1%

	Media: Publishing	OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	6.25%			8.53%	6/29/2029		£13,299	15,685	14,706
		OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	+	6.25%			7.44%	6/29/2029		£5,172	5,893	5,719
		OGH Bidco Limited (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	6/29/2029		£—	(71)	(69)
											Media: Publishing Total		$21,507	$20,356	1.9%

	Retail	Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	+	6.75%			9.87%	6/30/2023		$18,172	18,172	18,172
		Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	+	6.25%			12.00%	6/30/2023		$2,038	2,037	2,038
		New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			9.17%	5/26/2028		$9,677	9,590	9,580
		New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.50%			9.67%	5/26/2028		$386	376	363
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	+	5.50%			9.67%	5/26/2028	CAD	81	64	58
		New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	+	5.50%			9.67%	5/26/2026	CAD	1,419	1,055	1,009
		Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	+	7.00%			11.17%	12/18/2026		$8,506	8,320	7,826
		Walker Edison (7)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	5.75%	(3.00	% PIK)	12.42%	3/31/2027		$20,912	20,736	14,220
											Retail Total		$60,350	$53,266	4.9%

	Services: Business	ACAMS (14)(19)(25)	Equity Interest			—			—	—		3,337	3,337	3,309
		AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	L	+	4.25%			7.37%	7/10/2025		$16,297	16,174	13,222
		AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	L	+	4.25%			7.37%	7/10/2025		$3,944	3,914	3,198
		Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	6.25%			9.80%	3/10/2028		$24,660	24,431	24,229
		Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	6.25%			9.38%	3/10/2028		$1,050	878	903
		Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	+	3.00%	(4.25	% PIK)	8.06%	7/7/2028		£707	964	789
		Brook Bidco (6)(14)(19)(25)	Preferred Equity			—			—	—		5,675	7,783	7,028
		Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	6.00%			7.19%	1/29/2029		£8,070	10,799	9,014
		Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	6.00%			7.19%	1/29/2029		£16	20	18

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Services: Business	Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	+	5.50%			7.85%	6/7/2028		$237	235	237
		Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	+	7.75%			9.50%	6/1/2028		$1,530	1,515	1,515
		Darcy Partners (2)(3)(19)	First Lien Senior Secured Loan - Revolver			—			—	6/1/2028		$—	—	(3)
		Darcy Partners (19)(25)	Equity Interest			—			—	—		359	359	367
		Elevator Holdco Inc. (14)(19)(25)	Equity Interest			—			—	—		2	2,448	3,083
		iBanFirst (6)(19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	+	8.50%	PIK		10.00%	7/13/2028		€2,748	2,817	2,694
		iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	+	10.00%	PIK		10.00%	7/13/2028		€80	83	78
		iBanFirst (3)(6)(19)	First Lien Senior Secured Loan			—			—	7/13/2028		€—	—	—
		iBanFirst Facility (6)(14)(19)(25)	Preferred Equity			—			—	—		7,112	8,136	9,252
		Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	+	3.00%	(4.25	% PIK)	9.18%	7/7/2028		£279	360	312
		Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	+	3.00%	(4.25	% PIK)	9.18%	7/7/2028		£100	129	111
		masLabor (19)(25)	Equity Interest			—			—	—		345	345	909
		masLabor (3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	7/1/2027		$—	(18)	—
		masLabor (15)(19)	First Lien Senior Secured Loan	L	+	7.50%			8.50%	7/1/2027		$8,513	8,289	8,513
		Opus2 (6)(14)(19)(25)	Equity Interest			—			—	—		2,272	2,900	2,880
		Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.28%			5.97%	5/5/2028		£123	167	137
		Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%			7.44%	7/15/2028		£39	50	43
		Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%			7.94%	7/15/2028		£125	169	140
		Parcel2Go (6)(14)(19)(25)	Equity Interest			—			—	—		3,605	4,237	3,462
		Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%			8.17%	3/3/2027		$1,094	1,154	1,094
		Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver			—			—	9/3/2026		$—	(81)	—
		Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver			—			—	11/23/2027		$—	(111)	(158)
		Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%			10.17%	11/23/2027		$12,668	12,441	12,351
		Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	+	6.00%			8.07%	7/15/2029	NOK	49,343	5,160	4,646
		Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	7/15/2029	NOK	—	—	—
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	+	8.50%			10.00%	2/17/2026		€6,650	7,945	6,519
		SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	+	8.50%			10.00%	2/17/2026		€155	180	152
		TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			8.87%	12/23/2026		$38,475	38,283	38,475
		TEI Holdings Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver			—			—	12/23/2025		$—	(40)	5
		WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.75%			8.73%	11/19/2027		$3,195	3,101	3,086
		WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.75%			8.51%	11/19/2027		$965	903	893
		WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			8.73%	11/19/2027		$1,447	1,446	1,415
											Services: Business Total		$170,902	$163,918	15.0%

	Services: Consumer	MZR Aggregator (14)(19)(25)	Equity Interest			—			—	—		1	798	791
		MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	6.75%			10.42%	12/21/2026		$16,849	16,651	16,849
		MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	12/21/2026		$—	(73)	—
		Surrey Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SONIA	+	6.00%			7.97%	5/11/2026		£54	67	52
		Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	+	5.00%			7.12%	6/28/2024	AUD	206	142	131
											Services: Consumer Total		$17,585	$17,823	1.6%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
	Telecommunications	DC Blox Inc. (14)(19)(25)	Preferred Equity			—			—	—	3,822	3,851	4,449
		DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan	L	+	2.00%	(6.00	% PIK)	11.29%	3/22/2026	$25,404	25,185	25,404
		DC Blox Inc. (14)(19)(25)	Warrants			—			—	—	177	2	—
		Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.00%			7.95%	7/17/2028	$15,294	15,009	14,988
		Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	+	5.00%			7.95%	7/17/2028	$2,353	2,234	2,231
		Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	5.00%			8.18%	7/17/2028	$188	134	132
											Telecommunications Total	$46,415	$47,204	4.3%

	Transportation: Cargo	A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			8.23%	5/5/2025	$5,928	5,881	5,928
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			8.23%	5/5/2025	$2,405	2,379	2,405
		A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	6.00%			9.71%	5/5/2025	$32,064	31,731	32,064
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.50%			8.73%	5/5/2025	$2,695	2,679	2,695
		A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	+	6.00%			8.35%	5/5/2025	$2,066	1,954	2,066
		A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	+	6.60%			9.23%	5/5/2025	$1,319	1,306	1,319
		ARL Holdings, LLC (14)(19)(25)	Equity Interest			—			—	—	0	445	619
		ARL Holdings, LLC (14)(19)(25)	Equity Interest			—			—	—	9	9	334
		Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest			—			—	—	1,011	1,011	1,011
		Grammer Investment Holdings LLC (14)(19)(25)	Warrants			—			—	—	122	—	95
		Grammer Investment Holdings LLC (19)(25)	Preferred Equity			10.00%			10.00%	—	9	791	894
		Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%			7.57%	9/30/2024	$3,843	3,782	3,834
		Grammer Purchaser, Inc. (2)(3)(19)(29)	First Lien Senior Secured Loan - Revolver			—			—	9/30/2024	$—	—	(2)
		Omni Intermediate (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	5.00%			6.00%	11/23/2026	$366	359	366
		Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	+	5.00%			8.69%	11/23/2026	$814	815	807
		Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			—			—	11/30/2026	$—	—	—
		Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	L	+	9.00%			12.69%	12/30/2027	$8,770	8,668	8,770
		REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest			—			—	—	1,377	1,377	3,568
											Transportation: Cargo Total	$63,187	$66,773	6.1%

	Transportation: Consumer	Toro Private Investments II, L.P. (14)(19)(25)	Equity Interest			—			—	—	3,090	3,090	1,173
		Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	+	5.00%	(1.75	% PIK)	10.42%	5/29/2026	$6,744	5,182	4,794
		Toro Private Investments ll, L.P. (15)(26)	First Lien Senior Secured Loan	L	+	1.50%	(7.25	% PIK)	12.42%	2/28/2025	$394	391	391
											Transportation: Consumer Total	$8,663	$6,358	0.6%

	Wholesale	Abracon Group Holding, LLC. (18)(19)	First Lien Senior Secured Loan	SOFR	+	6.00%			7.86%	7/6/2028	$11,547	11,322	11,315
		Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver			—			—	7/6/2028	$—	(39)	(40)
		Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw			—			—	7/6/2028	$—	(49)	(50)
		Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			8.37%	8/28/2024	$14,103	13,979	14,103
		Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	+	5.25%			8.37%	8/28/2024	$226	201	226
		Armor Group, LP (14)(19)(25)	Equity Interest			—			—	—	10	1,012	2,086
											Wholesale Total	$26,426	$27,640	2.5%
											Non-Controlled/Non-Affiliate Investments Total	$1,811,644	$1,733,477	158.1%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest			—			—	—	6,720	6,720	14,581
											Beverage, Food & Tobacco Total	$6,720	$14,581	1.3%

	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest			—			—	—	1,198	1	—
		Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity			—			—	—	38,505	11,777	29,476
		Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	5.00%	(2.00	% PIK)	9.11%	9/3/2025	$8,995	8,993	8,995
											Energy: Oil & Gas Total	$20,771	$38,471	3.5%

	FIRE: Finance	BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Equity Interest			—			—	10/20/2030	25,635	24,051	22,298
											FIRE: Finance Total	$24,051	$22,298	2.0%

	Transportation: Consumer	Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	+	8.50%			12.17%	10/2/2023	$3,440	3,440	3,371
		Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	L	+	8.50%			12.17%	10/2/2023	$58,721	58,721	57,547
		Direct Travel, Inc. (10)(15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L	+	8.50%			12.17%	10/2/2023	$1,741	1,741	1,707
		Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	L	+	6.50%			10.17%	10/2/2023	$4,841	4,841	4,841
		Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	L	+	6.00%			9.67%	10/2/2023	$202	202	202
		Direct Travel, Inc. (3)(10)(15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	L	+	6.00%			8.28%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest			—			—	—	68	—	—
											Transportation: Consumer Total	$73,070	$71,793	6.6%
											Non-Controlled/Affiliate Investments Total	$124,612	$147,143	13.4%

Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest			—	—	—	11,863	11,863	10,209
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(18)(19)(20)	First Lien Senior Secured Loan			10.00%	10.00%	6/2/2023	$8,013	8,013	6,399
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest			—	—	—	1,116	1,116	—
		Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest			—	—	—	90,450	90,450	88,695
									Aerospace & Defense Total	$111,442	$105,303	9.6%

	Investment Vehicles	Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles			10.00%	10.00%	12/27/2033	$50,995	50,995	50,995
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles			—	—	—	10	10	(433)
		Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles			—	—	—	5,594	5,594	4,063
		International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	+	8.00%	10.29%	2/22/2028	$173,289	173,289	173,289
		International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles			—	—	—	57,774	54,892	54,584
									Investment Vehicles Total	$284,780	$282,498	25.8%

	Transportation: Cargo	Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest			—	—	—	23,355	23,665	25,101
									Transportation: Cargo Total	$23,665	$25,101	2.3%
									Controlled Affiliate Investments Total	$419,887	$412,902	37.7%
									Investments Total	$2,356,143	$2,293,522	209.2%

Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents			—	0.03%	—	$31,249	$31,249	$31,249
									Cash Equivalents Total	$31,249	$31,249	2.9%
									Investments and Cash Equivalents Total	$2,387,392	$2,324,771	212.1%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation) (8)
US DOLLARS 6,581	EURO 6,400	Bank of New York Mellon	1/9/2023	$259
US DOLLARS 37,234	POUND STERLING 31,000	Citibank	1/9/2023	2,618
US DOLLARS 1,990	EURO 1,900	Citibank	1/9/2023	114
US DOLLARS 11,848	POUND STERLING 9,890	Bank of New York Mellon	2/17/2023	811
US DOLLARS 4,945	NORWEGIAN KRONE 48,400	Bank of New York Mellon	2/17/2023	479
US DOLLARS 7,894	AUSTRALIAN DOLLARS 11,440	Bank of New York Mellon	3/3/2023	529
US DOLLARS 10,917	POUND STERLING 9,440	Bank of New York Mellon	3/3/2023	385
US DOLLARS 1,804	CANADIAN DOLLAR 2,360	Bank of New York Mellon	3/3/2023	92
US DOLLARS 41,180	EURO 40,810	Bank of New York Mellon	3/3/2023	733
US DOLLARS 1,777	POUND STERLING 1,530	Bank of New York Mellon	3/16/2023	71
US DOLLARS 5,526	AUSTRALIAN DOLLARS 7,750	Bank of New York Mellon	8/4/2023	532
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	584
US DOLLARS 24,349	POUND STERLING 19,320	Bank of New York Mellon	11/17/2023	2,957
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	745
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	1,162
US DOLLARS 12,327	AUSTRALIAN DOLLARS 17,960	Bank of New York Mellon	7/28/2025	815
				$12,886
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,096,114 as of September 30, 2022.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets totaled 25.49% of the Company’s total assets.
(7)	Loan was on non-accrual status as of September 30, 2022.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(12)	Tickmark not used
(13)	$415 of the total par amount for this security is at P+ 4.25%.
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tickmark not used
(23)	Tickmark not used
(24)	Tickmark not used
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $339,237 or 30.95% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019

Investment	Acquisition Date
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)	Cash equivalents include $14,656 of restricted cash.
(31)	Tickmark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(In thousands)

									Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
Non-Controlled/Non-Affiliate Investments
	Aerospace & Defense	Forming & Machining Industries Inc.(18)(19)	Second Lien Senior Secured Loan	L	+	8.25%			8.47%	10/9/2026	$6,540	6,494	5,821
		Forming & Machining Industries Inc.(12)(18)	First Lien Senior Secured Loan	L	+	4.25%			4.47%	10/9/2025	$16,439	16,352	15,288
		GSP Holdings, LLC(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	5.75%	(0.25	% PIK)	6.75%	11/6/2024	$35,622	35,516	32,951
		GSP Holdings, LLC(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L	+	5.75%	(0.25	% PIK)	6.75%	11/6/2025	$1,602	1,573	1,261
		Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest			—			—	—	1	1,963	913
		Kellstrom Commercial Aerospace, Inc.(18)(19)(24)	First Lien Senior Secured Loan— Revolver	L	+	5.50%			6.50%	7/1/2025	$2,239	2,176	1,919
		Kellstrom Commercial Aerospace, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L	+	5.50%			6.50%	7/1/2025	$32,855	32,430	30,884
		Mach Acquisition R/C(2)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—			—	10/18/2026	$—	(193)	(201)
		Mach Acquisition T/L(15)(19)	First Lien Senior Secured Loan	L	+	7.50%			8.50%	10/18/2026	$32,640	32,006	31,987
		Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest			—			—	—	1,417	1,417	1,204
		WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity			—			—	—	675	675	1,993
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	+	4.75%			5.75%	2/24/2025	$1,209	1,190	1,209
		WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	4.75%			5.75%	2/24/2025	$17,422	17,285	17,422
		Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	4/3/2023	$—	(7)	(59)
		Whitcraft LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	4/3/2023	$39,775	39,594	38,482
		WP CPP Holdings, LLC.(12)(15)	Second Lien Senior Secured Loan	L	+	7.75%			8.75%	4/30/2026	$11,724	11,646	11,495
											Aerospace & Defense Total	$200,117	$192,569	17.5%
	Automotive	American Trailer Rental Group(19)(26)	Subordinated Debt			9.00%	(2	% PIK)	11.00%	12/1/2027	$4,913	4,842	4,913
		American Trailer Rental Group(19)(26)	Subordinated Debt			9.00%	(2	% PIK)	11.00%	12/1/2027	$15,114	14,793	15,114
		Cardo(6)(12)(17)(19)	First Lien Senior Secured Loan	L	+	6.00%			6.50%	5/12/2028	$10,898	10,795	10,898
		CST Buyer Company(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	10/3/2025	$—	(11)	—
		CST Buyer Company(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.55%			6.50%	10/3/2025	$19,238	19,122	19,238
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	P	+	4.50%			7.75%	9/9/2025	$2,635	2,618	2,635
		JHCC Holdings, LLC(19)(31)	First Lien Senior Secured Loan— Revolver	P	+	5.75%			6.75%	9/9/2025	$894	863	894
		JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.75%			6.75%	9/9/2025	$5,782	5,776	5,782
		JHCC Holdings, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			6.75%	9/9/2025	$29,081	28,799	29,081
											Automotive Total	$87,597	$88,555	8.1%
	Banking	Green Street Parent, LLC(3)(5)(17)(19)(29)	First Lien Senior Secured Loan— Revolver			—			—	8/27/2025	$—	(29)	—
		Green Street Parent, LLC(12)(17)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			5.50%	8/27/2026	$14,190	13,988	14,190
		Green Street Parent, LLC(17)(19)(29)	First Lien Senior Secured Loan	L	+	5.00%			5.50%	8/27/2026	$4,500	4,411	4,500
											Banking Total	$18,370	$18,690	1.7%

									Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
	Beverage, Food & Tobacco	NPC International, Inc.(19)(25)(27)	Equity Interest			—			—	—	564	843	228
											Beverage, Food & Tobacco Total	$843	$228	0.0%
	Capital Equipment	East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest			—			—	—	1,419	1,419	1,065
		Electronics For Imaging, Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L	+	9.00%			9.10%	7/23/2027	$12,070	11,460	11,285
		FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity			—			—	—	4	—	—
		Jonathan Acquisition Company(19)(15)	Second Lien Senior Secured Loan	L	+	9.00%			10.00%	12/22/2027	$8,000	7,821	8,000
		Tidel Engineering, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			6.75%	3/1/2024	$38,155	38,155	38,155
		Tidel Engineering, L.P.(15)(19)	First Lien Senior Secured Loan	L	+	5.75%			6.75%	3/1/2024	$6,337	6,274	6,336
											Capital Equipment Total	$65,129	$64,841	5.9%
	Chemicals, Plastics & Rubber	V Global Holdings LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	12/22/2027	$24,813	24,242	24,813
		V Global Holdings LLC(15)(19)	First Lien Senior Secured Loan— Revolver	P	+	5.00%			8.25%	12/22/2025	$2,050	1,893	2,050
											Chemicals, Plastics & Rubber Total	$26,135	$26,863	2.4%
	Construction & Building	Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan—Delayed Draw	L	+	5.50%	(1.5	% PIK)	6.50%	5/12/2025	$1,197	1,195	946
		Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	+	5.50%	(1.5	% PIK)	6.50%	5/12/2025	$12,622	12,586	9,971
		Elk Parent Holdings, LP(14)(19)(25)	Equity Interest			—			—	—	1	12	407
		Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity			—			—	—	120	1,202	1,427
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.50%			7.00%	4/18/2022	€2,087	2,274	2,326
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.50%			7.00%	4/18/2022	€677	768	754
		Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.50%			7.00%	4/18/2022	€6,335	6,895	7,041
		ServiceMaster LP Interest Class B Preferred Units(14) (19)(25)	Equity Interest			—			—	—	—	327	353
		Service Master Revolving Loan(15)(19)	First Lien Senior Secured Loan—Revolver	L	+	7.50%			8.50%	8/16/2027	$1,260	1,176	1,260
		Service Master Term Note(17)(19)	First Lien Senior Secured Loan	L	+	7.50%			8.50%	8/16/2027	$939	921	939
		YLG Holdings, Inc.(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L	+	6.00%			7.00%	10/31/2025	$5,060	5,055	5,060
		YLG Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver			—			—	10/31/2025	$—	(55)	—
		YLG Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			6.25%	10/31/2025	$38,086	37,900	38,086
											Construction & Building Total	$70,256	$68,570	6.2%
	Consumer Goods: Durable	New Milani Group LLC(12)(15)(19)	First Lien Senior Secured Loan	L	+	6.50%			7.50%	6/6/2024	$16,752	16,678	16,250
		Stanton Carpet T/L 2nd Lien(15)(19)	Second Lien Senior Secured Loan	L	+	9.00%			10.00%	4/1/2028	$19,664	19,277	19,271
		TLC Holdco LP(14)(19)(25)	Equity Interest			—			—	—	1,188	1,186	431
		TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw			—			—	10/13/2025	$—	(45)	(854)
		TLC Purchaser, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L	+	5.25%			8.50%	10/13/2025	$6,408	6,296	5,340
		TLC Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.25%			7.25%	10/13/2025	$41,066	40,511	36,137
											Consumer Goods: Durable Total	$83,903	$76,575	7.0%
	Consumer Goods: Non-Durable	Fineline Parent Holdings(14)(19)(25)	Equity Interest			—			—	—	939	939	1,241
		FL Hawk Intermediate Holdings, Inc.(15)(19)	Second Lien Senior Secured Loan	L	+	9.00%			10.00%	8/22/2028	$21,125	20,543	21,125
		New Era Cap Co., Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.50%			7.50%	9/10/2023	$9,970	9,970	9,970
		RoC Opco LLC(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver			—			—	2/25/2025	$—	(111)	—
		RoC Opco LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	8.50%			9.50%	2/25/2025	$40,079	39,486	40,079

							Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Rate	Date	Principal/Shares (9)	Cost	Value	NAV(4)
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L	+	5.50%	6.50%	9/9/2023	$14,276	14,276	14,276
		Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Revolver	L	+	4.50%	5.50%	9/9/2022	$907	895	907
		Solaray, LLC(12)(15)(19)	First Lien Senior Secured Loan	L	+	5.50%	6.50%	9/11/2023	$41,729	41,729	41,729
		WU Holdco, Inc.(18)(19)	First Lien Senior Secured Loan—Revolver	L	+	5.50%	5.72%	3/26/2025	$1,690	1,656	1,690
		WU Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%	6.50%	3/26/2026	$44,452	43,847	44,452
		WU Holdco, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L	+	5.50%	6.50%	3/26/2026	$6,594	6,534	6,594
		WU Holdco, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan			—	—	3/26/2026	$—	(31)	—
									Consumer Goods: Non-Durable Total	$179,733	$182,063	16.6%
	Consumer Goods: Wholesale	WSP LP Interest(14)(19)(25)	Equity Interest			—	—	—	2,898	2,898	2,829
		WSP Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.25%	7.25%	4/27/2027	$12,251	12,017	12,037
		WSP Initial Term Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan			—	—	4/27/2023	$—	(36)	(31)
		WSP Revolving Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver			—	—	4/27/2027	$—	(9)	(8)
									Consumer Goods: Wholesale Total	$14,870	$14,827	1.3%
	Containers, Packaging, & Glass	ASP-r-pac Acquisition Co LLC(16)(19)	First Lien Senior Secured Loan—Revolver	L	+	6.00%	6.75%	12/29/2027	$651	586	586
		ASP-r-pac Acquisition Co LLC(12)(16)(19)	First Lien Senior Secured Loan	L	+	6.00%	6.75%	12/29/2027	$27,339	26,793	26,792
									Containers, Packaging, & Glass Total	$27,379	$27,378	2.5%
	Energy: Oil & Gas	Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L	+	5.75%	6.75%	7/2/2024	$1,488	1,457	1,487
		Amspec Services, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%	6.75%	7/2/2024	$43,207	42,923	43,207
		Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	5.75%	6.75%	7/2/2024	$2,798	2,768	2,798
									Energy: Oil & Gas Total	$47,148	$47,492	4.3%
	FIRE: Finance	Allworth Financial Group, L.P.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.00%	6.00%	12/23/2026	$2,528	2,476	2,528
		Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.00%	6.00%	12/23/2026	$10,037	9,908	10,037
		Allworth Financial Group, L.P.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—	—	12/23/2026	$—	(15)	—
		TA/Weg Holdings(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.75%	6.75%	10/2/2027	$9,495	9,495	9,495
		TA/Weg Holdings(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.75%	6.75%	10/2/2027	$2,392	2,381	2,392
									FIRE: Finance Total	$24,245	$24,452	2.2%
	FIRE: Insurance	Margaux Acquisition Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.50%	6.50%	12/19/2024	$9,198	9,173	9,198
		Margaux Acquisition, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—	—	12/19/2024	$—	(28)	—
		Margaux Acquisition Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%	6.50%	12/19/2024	$28,334	28,000	28,334
		Margaux UK Finance Limited(3)(6)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	+	5.50%	6.50%	12/19/2024	£89	112	120
		Margaux UK Finance Limited(6)(15)(19)	First Lien Senior Secured Loan	GBP LIBOR	+	5.50%	6.50%	12/19/2024	£7,551	9,740	10,218
		MRHT Facility A(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	5.50%	7/26/2028	€216	248	245
		MRHT Acquisition Facility(3)(5)(6)(19)	First Lien Senior Secured Loan			—	—	7/26/2028	€—	(6)	—
		Paisley Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.50%	5.50%	11/24/2028	£3,210	3,583	3,614

									Interest	Maturity			Market		% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Rate	Date	Principal/Shares (9)		Cost	Value	NAV(4)
		Paisley Bidco Limited(2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw			—			—	11/24/2028		£—	(84)	(86)
		World Insurance(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.75%			6.75%	4/1/2026		$8,358	8,285	8,296
		World Insurance(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.75%			6.75%	4/1/2026		$70	54	63
		World Insurance(15)(19)	First Lien Senior Secured Loan	L	+	5.75%			6.75%	4/1/2026		$3,144	3,088	3,121
												FIRE: Insurance Total	$62,165	$63,123	5.7%
	Healthcare & Pharmaceuticals	CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity			—			—			1,953	1,953	1,153
		CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	3/3/2025		$—	(52)	—
		CPS Group Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			6.25%	3/3/2025		$54,843	54,517	54,843
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan— Revolver	L	+	4.50%			4.96%	10/28/2024		£10	13	13
		Datix Bidco Limited(6)(18)(19)	Second Lien Senior Secured Loan	L	+	7.75%			8.21%	4/27/2026		£121	164	164
		Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSW	+	4.00%			4.25%	4/28/2025	AUD	42	32	31
		Great Expressions Dental Centers PC(13)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L	+	4.75%	(0.5	% PIK)	5.75%	9/28/2022		$1,027	1,025	929
		Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L	+	4.75%	(0.5	% PIK)	5.75%	9/28/2023		$7,831	7,844	7,205
		Island Medical Management Holdings, LLC(15)(19)	First Lien Senior Secured Loan	L	+	6.50%			7.50%	9/1/2023		$8,520	8,496	8,371
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR	+	6.25%			6.25%	5/28/2026		€131	142	149
		Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	6.25%			6.25%	5/28/2026		€225	247	255
		SunMed Group Holdings, LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.75%			6.50%	6/16/2027		$197	177	197
		SunMed Group Holdings, LLC(12)(16)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%			6.50%	6/16/2028		$18,510	18,204	18,510
		TecoStar Holdings, Inc.(12)(15)(19)	Second Lien Senior Secured Loan	L	+	8.50%			9.50%	11/1/2024		$9,472	9,354	8,951
												Healthcare & Pharmaceuticals Total	$102,116	$100,771	9.2%
	High Tech Industries	AMI US Holdings Inc.(3)(6)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.25%			5.35%	4/1/2024		$698	682	698
		AMI US Holdings Inc.(6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%			6.50%	4/1/2025		$12,892	12,735	12,892
		Appriss Holdings, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	7.25%			8.25%	5/6/2027		$11,292	11,081	11,179
		Appriss Holdings, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	5/6/2027		$—	(13)	(8)
		Appriss Holdings, Inc.(19)(25)	Equity Interest			—			—	—		2,136	1,606	1,552
		AQ Software Corporation(19)	Preferred Equity			—			—	—		1	1,029	1,029
		AQ Software Corporation(19)	Preferred Equity			—			—	—		2	1,715	1,715
		Armstrong Bidco Limited(3)(6)(19)(21)	First Lien Senior Secured Loan	SONIA	+	4.75%			5.00%	4/30/2025		£56	78	76
		Armstrong Bidco T/L(6) (19)	First Lien Senior Secured Loan	SONIA	+	4.75%			5.06%	4/30/2025		£705	763	954
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	4.75%			5.75%	10/31/2025		$44	44	44
		CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan	L	+	4.75%			5.75%	10/31/2025		$347	342	347
		Drilling Info Holdings, Inc(12)(18)	First Lien Senior Secured Loan	L	+	4.25%			4.35%	7/30/2025		$22,152	22,101	21,930
		Eagle Rock Capital Corporation(19)	Preferred Equity			—			—	—		2,354	2,354	2,354
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.50%			6.50%	7/18/2025		$11,078	11,097	11,078
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.50%			6.50%	7/19/2024		$1,700	1,672	1,700
		Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	5.50%			6.50%	7/18/2025		$37,007	37,199	37,007

									Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)				Interest Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)
		Gluware T/L(6)(19)	First Lien Senior Secured Loan	Fixed	+	12.50%		9.00%	10/15/2025		$18,898	18,534	18,520
		Gluware Warrant(6)(19)	Warrants			—		—	—		3,328	—	—
		MRI Software LLC(15)(19)	First Lien Senior Secured Loan	L	+	5.50%		6.50%	2/10/2026		$25,926	25,850	25,926
		MRI Software LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver			—		—	2/10/2026		$—	48	—
		Revalize, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw			—		—	4/15/2027		$—	(133)	(134)
		Revalize, Inc.(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—		—	4/15/2027		$—	(13)	(13)
		Revalize, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.25%		6.25%	4/15/2027		$5,130	5,079	5,079
		Swoogo LLC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—		—	12/9/2026		$—	(25)	(25)
		Swoogo LLC(15)(19)	First Lien Senior Secured Loan	L	+	8.00%		9.00%	12/9/2026		$2,330	2,284	2,283
		Utimaco, Inc.(6)(18)(19)	First Lien Senior Secured Loan	L	+	4.00%		4.10%	8/9/2027		$148	146	148
		Ventiv Topco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—		—	9/3/2025		$—	(38)	—
		Ventiv Topco, Inc.(14)(19)(25)	Equity Interest			—		—	—		28	2,833	2,755
		Ventiv Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.50%		6.50%	9/3/2025		$23,812	23,576	23,812
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	CIBOR	+	4.00%		4.75%	3/10/2025	DKK	570	92	87
		VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	NIBOR	+	4.00%		4.75%	3/10/2025	NOK	740	93	84
										High Tech Industries Total		$182,811	$183,069	16.6%
	Hospitality Holdings	PPX Class A Units(14)(19)(25)	Preferred Equity			—		—	—		33	—	163
		PPX Class B Units(14)(19)(25)	Preferred Equity			—		—	—		33	5,000	5,279
										Hospitality Holdings Total		$5,000	$5,442	0.5%
	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L	+	7.50%		7.59%	2/1/2027		$20,193	19,772	18,679
		Captain D’s LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—		—	12/15/2023		$—	(6)	—
		Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%		5.50%	12/15/2023		$12,559	12,539	12,559
		Captain D’s LLC(15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%		5.50%	12/15/2023		$2,326	2,301	2,326
		Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L	+	7.00%		8.00%	3/21/2025		$18,636	18,626	18,392
										Hotel, Gaming & Leisure Total		$53,232	$51,956	4.7%
	Media: Advertising, Printing & Publishing	Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L	+	6.50%		7.50%	12/20/2024		$4,873	4,874	3,862
		Ansira Holdings, Inc.(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P	+	5.75%		7.41%	12/20/2024		$5,383	5,383	3,913
		Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	+	6.50	% PIK	7.50%	12/20/2024		$40,086	40,057	31,768
		TGI Sport Bidco Pty Ltd(6)(17)(19)	First Lien Senior Secured Loan	BBSW	+	7.00%		7.50%	4/30/2026	AUD	97	75	67
		TGI Sport Bidco Pty Ltd(2)(3)(6)(17)(19)	First Lien Senior Secured Loan— Revolver			—		—	4/30/2027	AUD	—	—	(151)
										Media: Advertising, Printing & Publishing Total		$50,389	$39,459	3.6%
	Media: Broadcasting & Subscription	Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L	+	5.75%		6.50%	7/14/2028		$4,350	4,234	4,350
		Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L	+	5.75%		6.50%	7/14/2028		$4,629	4,506	4,629
										Media: Broadcasting & Subscription Total		$8,740	$8,979	0.8%
	Media: Diversified & Production	9 Story Media Group Inc.(3)(6)(16)(19)	First Lien Senior Secured Loan— Revolver			—		—	4/30/2026	CAD	—	—	—
		9 Story Media Group Inc.(6)(16)(19)	First Lien Senior Secured Loan	CDOR	+	5.50%		6.25%	4/30/2026	CAD	72	54	57

							Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)

		9 Story Media Group Inc.(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	5.25%	5.25%	4/30/2026		€39	45	44
		Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	EURIBOR	+	6.00%	6.25%	2/23/2028		€4,162	5,055	4,732
		Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	+	6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	+	6.75%	7.75%	6/15/2022		$15,095	15,114	14,340
		Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	+	6.75%	7.75%	6/15/2022		$9,788	9,800	9,298
		International Entertainment Investments Limited (6) (18)(19)	First Lien Senior Secured Loan	GBP LIBOR	+	4.75%	5.06%	5/31/2023		£87	106	118
										Media: Diversified & Production Total	$46,420	$44,835	4.1%
	Retail	Batteries Plus Holding Corporation (19)(31)	First Lien Senior Secured Loan—Revolver	P	+	5.75%	8.44%	6/30/2023		$817	817	817
		Batteries Plus Holding Corporation (12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.75%	7.75%	6/30/2023		$28,672	28,671	28,671
		New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR	+	5.25%	6.25%	5/26/2028	CAD	2,380	1,868	1,883
		New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR	+	5.25%	6.25%	5/26/2026	CAD	313	228	248
		New Look Vision Group (16)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR	+	5.50%	6.25%	5/26/2028	CAD	322	310	322
		New Look Vision Group (16)(19)(29)	First Lien Senior Secured Loan	CDOR	+	5.50%	6.25%	5/26/2028	CAD	9,750	9,653	9,750
		Thrasio, LLC (12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	7.00%	8.00%	12/18/2026		$21,746	21,241	21,746
		Walker Edison Initial Term Loan (12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.75%	9.75%	8/5/2027		$20,447	20,248	19,627
										Retail Total	$83,036	$83,064	7.6%
	Services: Business	AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan— Delayed Draw	L	+	4.25%	4.35%	7/10/2025		$3,816	3,810	3,189
		AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan	L	+	4.25%	4.35%	7/10/2025		$15,767	15,747	13,176
		Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	+	6.00%	6.75%	7/7/2028		£5,385	7,047	7,287
		Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	+	6.00%	6.75%	7/7/2028		£7,180	9,396	9,716
		Brook Bidco Series A Preferred Units (6)(14)(19)(25)	Preferred Equity			—	—	—		5,675	7,783	7,908
		Brook Bidco Facility B (6)(18)(19)	First Lien Senior Secured Loan	L	+	6.00%	6.09%	7/7/2028		£684	935	926
		Chamber Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	L	+	6.00%	6.50%	6/7/2028		$237	234	237
		Elevator Holdco Inc.(14)(19)(25)	Equity Interest			—	—	—		2	2,448	2,550
		iBanFirst Facility Series A Preferred Units(6)(14)(19)(25)	Preferred Equity			—	—	—		5,080	5,996	6,290
		iBanFirst Facility B(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	+	8.50%	10.00%	7/13/2028		€102	128	116
		iBanFirst Revolving Facility(6)(18)(19)	First Lien Senior Secured Loan— Revolver	EURIBOR	+	8.50%	8.50%	7/13/2028		€2,030	2,244	2,308
		masLabor Equity(19)(25)	Equity Interest			—	—	—		345	345	372
		masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan— Revolver			—	—	7/1/2027		$—	(21)	—
		masLabor Term Loan Note(15)(19)	First Lien Senior Secured Loan	L	+	7.50%	8.50%	7/1/2027		$8,578	8,324	8,578
		Opus2(6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.50%	5.55%	5/5/2028		£123	167	166
		Opus2(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw			—	—	5/5/2028		£—	(173)	—
		Opus2(6)(25)(19)	Equity Interest			—	—	—		1,460	1,769	2,373
		Parcel2Go Acquisition Facility(3)(6)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%	5.92%	7/15/2028		£3,863	4,982	5,183

									Interest	Maturity				Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Rate	Date	Principal/Shares (9)		Cost	Value	NAV (4)

		Parcel2Go Facility B(6)(18)(19)	First Lien Senior Secured Loan	SONIA	+	5.75%			5.80%	7/15/2028		£125	169	169
		Parcel2Go Shares(6)(14)(19)(25)	Equity Interest			—			—	—		2,881	3,983	3,899
		Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—			—	9/3/2026		$—	(96)	—
		Refine Intermediate, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	4.50%			5.50%	3/3/2027		$21,894	21,467	21,894
		Smartronix RC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—			—	11/23/2028		$—	(124)	(126)
		Smartronix T/L(12)(15)(19)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	11/23/2028		$36,991	36,260	36,251
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	+	8.50%			10.00%	2/17/2026		€6,650	7,939	7,561
		SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	L	+	8.50%			10.00%	2/17/2026		£10,055	11,700	11,432
		TEI Holdings Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	6.00%			7.00%	12/23/2025		$458	412	458
		TEI Holdings Inc.(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	7.00%	(1.25	% PIK)	8.25%	12/23/2026		$48,720	48,350	48,720
		WCI Gigawatt Purchaser DD T/L(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.75%			6.75%	11/19/2027		$3,182	3,076	3,074
		WCI Gigawatt Purchaser R/C(2)(3)(5)(19)	First Lien Senior Secured Loan— Revolver			—			—	11/19/2027		$—	(71)	(72)
		WCI Gigawatt Purchaser T/L(12)(15)(19)	First Lien Senior Secured Loan	L	+	5.75%			6.75%	11/19/2027		$22,304	21,809	21,802
												Services: Business Total	$226,035	$225,437	20.5%
	Services: Consumer	MZR Aggregator(14)(19)(25)	Equity Interest			—			—	—		1	798	798
		MZR Buyer, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	12/21/2026		$—	(86)	—
		MZR Buyer, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.75%			7.75%	12/21/2026		$40,228	39,551	40,228
		Surrey Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	GBP LIBOR	+	7.00%			7.50%	5/11/2026		£50	62	60
		Zeppelin BidCo Pty Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSY	+	6.00%			5.12%	6/28/2024	AUD	206	142	150
												Services: Consumer Total	$40,467	$41,236	3.7%
	Telecommunications	ACM dcBLOX LLC(14)(19)(25)	Preferred Equity			—			—	—		3,822	3,851	4,130
		Conterra Ultra Broadband Holdings, Inc.(15)(29)	First Lien Senior Secured Loan	L	+	4.75%			5.75%	4/30/2026		$6,321	6,300	6,332
		DC Blox Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	+	8.00%	(6.00	% PIK)	9.00%	3/22/2026		$16,998	16,738	16,998
		DC Blox Inc.(14)(19)(25)	Warrants			—			—	—		177	2	—
		Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	+	5.00%			6.00%	6/15/2023		$116	114	116
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	+	5.00%			6.00%	6/15/2023		$890	888	890
		Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	6/15/2023		$13,104	13,045	13,104
												Telecommunications Total	$40,938	$41,570	3.8%
	Transportation: Cargo	A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	6.00%			7.00%	5/5/2025		$2,815	2,748	2,815
		A&R Logistics, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	5/5/2025		$43,092	42,527	43,092
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	5/5/2025		$2,423	2,391	2,423
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	5/5/2025		$5,974	5,916	5,974
		A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	+	6.50%			7.50%	5/5/2025		$2,716	2,695	2,716
		ARL Holdings, LLC(14)(19)(25)	Equity Interest			—			—	—		445	445	575
		ARL Holdings, LLC(14)(19)(25)	Equity Interest			—			—	—		9	9	81
		Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest			—			—	—		1,011	1,011	1,056
		Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity				10	% PIK	10.00%	—		8	790	830
		Grammer Investment Holdings LLC(14)(19)(25)	Warrants			—			—	—		122	—	126
		Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	+	4.50%			5.50%	9/30/2024		$7,319	7,202	7,319

									Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)					Rate	Date	Principal/Shares (9)	Cost	Value	NAV (4)
		Omni Logistics, LLC(15)(19)	Second Lien Senior Secured Loan	L	+	9.00%			10.00%	12/30/2027	$13,770	13,527	13,770
		Omni Intermediate DD T/L 1(15)(19)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	11/23/2026	$776	769	768
		Omni Intermediate DD T/L 2(15)(19)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	11/23/2026	$46	37	37
		Omni Intermediate Holdings Closing Date Term Loan (15)(19)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	11/23/2026	$7,306	7,233	7,233
		Omni Intermediate R/C(15)(19)	First Lien Senior Secured Loan— Revolver	L	+	5.00%			6.00%	11/23/2025	$183	183	176
		REP Coinvest III- A Omni, L.P.(14)(19)(25)	Equity Interest			—			—	—	1,377	1,377	2,616
											Transportation: Cargo Total	$88,860	$91,607	8.3%
	Transportation: Consumer	Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest			—			—	—	3,090	3,090	1,353
		Toro Private Investments II, L.P.(6)(12)(18)(19)	First Lien Senior Secured Loan	L	+	6.75%			6.90%	5/29/2026	$6,706	4,846	5,603
		Toro Private Investments II, L.P.(6)(15)(26)	First Lien Senior Secured Loan	L	+	1.50%	(7.25	% PIK)	9.75%	2/28/2025	$366	363	377
											Transportation: Consumer Total	$8,299	$7,333	0.7%
	Wholesale	Abracon Group Holding, LLC(14)(19)(25)	Equity Interest			—			—	—	2	1,833	3,282
		Abracon Group Holding, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver			—			—	7/18/2024	$—	(18)	—
		Abracon Group Holding, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			6.25%	7/18/2024	$35,363	35,270	35,363
		Aramsco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver			—			—	8/28/2024	$—	(30)	—
		Aramsco, Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L	+	5.25%			5.35%	8/28/2024	$23,796	23,537	23,796
		Armor Group, LP(14)(19)(25)	Equity Interest			—			—	—	10	1,012	2,131
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	8/19/2022	$9,740	9,721	9,327
		PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L	+	5.00%			6.00%	8/19/2022	$6,445	6,412	6,171
											Wholesale Total	$77,737	$80,070	7.3%
											Non-Controlled/Non-Affiliate Investments Total	$1,921,970	$1,901,054	172.8%
Non-Controlled/Affiliate Investments
	Beverage, Food & Tobacco	ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest			—			—	—	6,720	6,720	19,527
											Beverage, Food & Tobacco Total	$6,720	$19,527	1.8%
	Energy: Oil & Gas	Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest			—			—	—	1,123	—	—
		Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity			—			—	—	36,084	10,104	19,720
		Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	+	5.00%	(2.00	% PIK)	8.00%	9/3/2025	$12,336	12,336	12,336
											Energy: Oil & Gas Total	$22,440	$32,056	2.9%
	Transportation: Consumer	Direct Travel, Inc.(10)(18)(19)(26)	First Lien Senior Secured Loan	L	+	1.00%	(6.30	% PIK)	7.50%	10/2/2023	$4,766	4,766	4,766
		Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest			—			—	—	68	—	—
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L	+	1.00%	(8.28	% PIK)	9.50%	10/2/2023	$3,370	3,370	2,831
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L	+	1.00%	(8.28	% PIK)	9.50%	10/2/2023	$1,710	1,710	1,436
		Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan	L	+	1.00%	(8.28	% PIK)	9.50%	10/2/2023	$57,555	57,555	48,347
		Direct Travel, Inc.(10)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	+	6.00%			7.00%	10/2/2023	$4,125	4,125	4,125
		Direct Travel, Inc.(10)(18)(19)	First Lien Senior Secured Loan	L	+	6.00%			7.00%	10/2/2023	$202	202	202
											Transportation: Consumer Total	$71,728	$61,707	5.6%
											Non-Controlled/Affiliate Investments Total	$100,888	$113,290	10.3%

							Interest	Maturity			Market	% of
Control Type	Industry	Portfolio Company	Investment Type	Spread Above Index (1)			Rate	Date	Principal/Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
	Aerospace & Defense	BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(19)(20)(25)	Equity Interest			—	—	—	11,863	11,863	10,563
		BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest			—	—	—	1,116	1,116	—
		BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(18)(19)(20)(26)	First Lien Senior Secured Loan	L	+	10.00%	10.00%	6/2/2022	$7,377	7,377	6,627
		Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest			—	—	—	88,985	88,985	72,839
									Aerospace & Defense Total	$109,341	$90,029	8.2%
	Investment Vehicles	International Senior Loan Program, LLC(6)(10)(11)(25)	Equity Interest Investment Vehicles			—	—	—	41,823	39,596	44,444
		International Senior Loan Program, LLC(6)(10)(11)(15) (19)	Subordinated Note Investment Vehicles	L	+	8.00%	9.00%	2/22/2028	$125,437	125,437	125,437
									Investment Vehicles Total	$165,033	$169,881	15.4%
	Transportation: Cargo	Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest			—	—	—	13,843	14,152	14,851
									Transportation: Cargo Total	$14,152	$14,851	1.4%
									Controlled Affiliate Investments Total	$288,526	$274,761	25.0%
									Investments Total	$2,311,384	$2,289,105	208.1%
Cash Equivalents
	Cash Equivalents	Goldman Sachs Financial Square Government Fund Institutional Share Class(30)	Cash Equivalents			—	0.03%	—	$177,554	$177,554	$177,554
									Cash Equivalents Total	$177,554	$177,554	16.1%
									Investments and Cash Equivalents Total	$2,488,938	$2,466,659	224.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
US DOLLARS 1,458	POUND STERLING 1,100	Bank of New York Mellon	2/18/2022	$(31)
US DOLLARS 481	AUSTRALIAN DOLLARS 410	Bank of New York Mellon	3/2/2022	183
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	721
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	3,390
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	563
US DOLLARS 14,330	EURO 12,550	Bank of New York Mellon	9/6/2022	25
US DOLLARS 35,821	POUND STERLING 25,700	Citibank	2/18/2022	1,035
US DOLLARS 6,954	POUND STERLING 5,260	Citibank	2/23/2022	166
US DOLLARS 12,327	EURO 10,510	Citibank	9/2/2022	305
US DOLLARS 4,754	EURO 3,251	Citibank	9/6/2022	(1,036)
				$5,321
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,100,006 as of December 31, 2021.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 18.00% of the Company’s total assets.
(7)	Tickmark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	$317 of the total par amount for this security is at P+ 4.25%.
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds non-controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(23)	$992 of the total par amount for this security is at L+ 5.75%.
(24)	$533 of the total par amount for this security is at P+ 4.50%.

(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $245,307 or 22.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Acquisition
Investment	Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
Brook Bidco Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tickmark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)	Cash equivalents include $86,159 of restricted cash.
(31)	Loan includes interest rate floor of 2.00%.
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%.

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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Advisor as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

●	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor;
●	Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
●	The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, there were four loans from two issuers on non-accrual. As of December 31, 2021, there were no loans placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2022. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2022, the tax years that remain subject to examination are from 2018 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2022 (with corresponding percentage of total portfolio investments):

	As of September 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,674,322	71.1%	$1,594,469	69.5%
Subordinated Note Investment Vehicles (1)	224,284	9.5	224,284	9.8
Equity Interest	208,853	8.9	208,755	9.1
Second Lien Senior Secured Loans	97,984	4.2	96,054	4.2
Preferred Equity	50,990	2.1	71,738	3.1
Equity Interest Investment Vehicles (1)	60,486	2.6	58,647	2.6
Subordinated Debt	38,734	1.6	39,478	1.7
Warrants	480	0.0	530	0.0
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(433)	0.0
Total	$2,356,143	100.0%	$2,293,522	100.0%
(1)	Represents debt and equity investment in ISLP and SLP.

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2022 (with corresponding percentage of total portfolio investments):

	As of September 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
United States	$2,054,218	87.2%	$2,005,137	87.4%
Cayman Islands	114,115	5.0	113,796	5.1
United Kingdom	81,284	3.4	74,077	3.2
Germany	26,833	1.1	25,984	1.1
Canada	18,833	0.8	18,847	0.8
Ireland	19,146	0.8	16,838	0.7
Belgium	11,036	0.5	12,024	0.5
Australia	12,087	0.5	10,512	0.5
Luxembourg	8,125	0.3	6,671	0.3
Netherlands	5,160	0.2	4,646	0.2
Guernsey	4,780	0.2	4,503	0.2
Israel	341	0.0	344	0.0
Sweden	185	0.0	143	0.0
Total	$2,356,143	100.0%	$2,293,522	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2022 (with corresponding percentage of total portfolio investments):

	As of September 30, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$398,665	16.9%	$380,118	16.6%
Investment Vehicles(2)	284,780	11.9	282,498	12.3
High Tech Industries	220,512	9.4	217,497	9.5
Services: Business	170,902	7.3	163,918	7.1
Consumer Goods: Non-Durable	130,849	5.6	129,695	5.7
Construction & Building	117,017	5.0	113,634	5.0
Healthcare & Pharmaceuticals	101,715	4.3	99,633	4.3
Transportation: Cargo	86,852	3.7	91,874	4.0
Automotive	78,189	3.3	78,215	3.4
Transportation: Consumer	81,733	3.5	78,151	3.4
Energy: Oil & Gas	57,002	2.4	74,898	3.3
Consumer Goods: Durable	84,266	3.6	74,692	3.3
FIRE: Insurance(1)	64,944	2.8	62,954	2.7
Retail	60,350	2.6	53,266	2.3
FIRE: Finance(1)	49,741	2.1	47,545	2.1
Telecommunications	46,415	2.0	47,204	2.1
Hotel, Gaming, & Leisure	37,159	1.6	36,068	1.6
Environmental Industries	35,140	1.5	34,538	1.5
Media: Diversified & Production	36,721	1.6	34,136	1.5
Capital Equipment	31,046	1.3	30,728	1.3
Media: Advertising, Printing & Publishing	54,169	2.3	27,819	1.2
Wholesale	26,426	1.1	27,640	1.2
Media: Publishing	21,507	0.9	20,356	0.9
Services: Consumer	17,585	0.7	17,823	0.8
Containers, Packaging & Glass	16,372	0.7	16,071	0.7
Beverage, Food & Tobacco	7,359	0.3	14,702	0.6
Chemicals, Plastics, & Rubber	14,177	0.6	14,065	0.6
Banking	7,736	0.3	7,980	0.3
Consumer goods: Wholesale	8,839	0.4	7,086	0.3
Hospitality Holdings	5,000	0.2	5,841	0.3
Media: Broadcasting & Subscription	2,825	0.1	2,717	0.1
Banking, Finance, Insurance & Real Estate	150	0.0	160	0.0
Total	$2,356,143	100.0%	$2,293,522	100.0%
(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance(1)	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%
(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP.

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of September 30, 2022, the Company’s investment in ISLP consisted of subordinated notes of $173.3 million, and equity interests of $54.6 million. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million

As of September 30, 2022, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $229.6 million in capital and has $19.7 million in unfunded capital contributions. As of September 30, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $91.1 million in capital and has $12.8 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $791.5 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of September 30, 2022, ISLP had $623.0 million in debt and equity investments, at fair value. As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, has entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (“ISLP Credit Facility Tranche A”). On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things formed an additional tranche (“ISLP Credit Facility Tranche B” and collectively with ISLP Credit Facility Tranche A, the “ISLP Credit Facilities”) with an initial financing limit of $50.0 million on May 31, 2022, and $200.0 million on August 31, 2022, bringing the total facility size to $550.0 million. As of September 30, 2022, the ISLP Credit Facility had $338.8 million of outstanding debt under the credit facility. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. As of September 30, 2022, the effective rate on the ISLP Credit Facility was 2.9% per annum. As of December 31, 2021, the effective rate on the ISLP Credit Facility was 2.5% per annum.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2022	December 31, 2021
Total investments	$623,017	$501,545
Weighted average yield on investments	8.0%	6.5%
Number of borrowers in ISLP	34	27
Largest portfolio company investment	$43,581	$40,071
Total of five largest portfolio company investments	$184,555	$171,291
Unfunded commitments	$15,171	$105

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2022

(unaudited)

		Portfolio	Investment	Spread Above			Interest	Maturity				Market	% of Members
Currency	Industry	Company	Type	Index			Rate	Date	Currency	Principal/Shares	Cost	Value	Equity
Australian Dollar
	Aerospace & Defense	Ansett Aviation Training	First Lien Senior Secured Loan	BBSY+	4.69%		5.69%	9/24/2031	AUD	14,144	9,830	9,052
		Ansett Aviation Training	Equity Interest		—		—	—		10,238	7,115	6,552
										Aerospace & Defense Total	16,945	15,604	20.8%

	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW+	4.50%		4.57%	4/28/2025	AUD	4,169	3,291	2,608
										Healthcare & Pharmaceuticals Total	3,291	2,608	3.5%

	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY+	7.00%		8.50%	4/30/2026	AUD	9,658	6,949	5,841
										Media: Advertising, Printing & Publishing Total	6,949	5,841	7.8%

	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY+	5.00%		7.12%	6/28/2024	AUD	20,415	16,070	13,000
										Services: Consumer Total	16,070	13,000	17.3%

										Australian Dollar Total	43,255	37,053	49.4%

British Pound
	FIRE: Finance	Parmenion	First Lien Senior Secured Loan	SONIA+	5.75%		6.69%	5/11/2029		£32,300	39,063	36,079
										FIRE: Finance Total	39,063	36,079	48.1%

	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	SONIA+	7.75%		9.44%	4/27/2026		£12,013	16,916	13,083
										Healthcare & Pharmaceuticals Total	16,916	13,083	17.4%

	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	SONIA+	4.75%		6.47%	5/31/2025		£8,753	12,316	9,777
										Media: Diversified & Production Total	12,316	9,777	13.0%

	Services: Business	Caribou Bidco Limited	First Lien Senior Secured Loan	SONIA+	6.00%		7.19%	1/29/2029		£1,577	1,951	1,761
		Caribou Bidco Limited	First Lien Senior Secured Loan	SONIA+	6.00%		7.19%	1/29/2029		£19,500	24,141	21,782
		Comet Bidco Limited	First Lien Senior Secured Loan	SONIA+	5.25%		5.29%	9/30/2024		£7,362	9,603	5,715
		Brook Bidco I Limited	First Lien Senior Secured Loan	SONIA+	3.00	% (4.25% PIK)	8.06%	7/7/2028		£21,739	29,552	24,283
		Brook Bidco I Limited	First Lien Senior Secured Loan	L+	3.00	% (4.25% PIK)	9.18%	7/7/2028		£4,747	6,351	5,302
		Brook Bidco I Limited	First Lien Senior Secured Loan	L+	3.00	% (4.25% PIK)	9.18%	7/7/2028		£6,582	8,807	7,352
		Midcap Invest UK 1 Bidco Limited	First Lien Senior Secured Loan	SONIA+	5.28%		5.97%	5/5/2028		£12,151	16,361	13,573
		Pack-A-Punch Bidco Limited	First Lien Senior Secured Loan	SONIA+	5.75%		7.44%	7/15/2028		£3,825	5,088	4,272
		Pack-A-Punch Bidco Limited	First Lien Senior Secured Loan	SONIA+	5.75%		7.94%	7/15/2028		£12,395	16,657	13,845
										Services: Business Total	118,511	97,885	130.6%

	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	SONIA+	6.00%		7.97%	5/11/2026		£5,353	7,195	5,112
										Services: Consumer Total	7,195	5,112	6.8%

										British Pound Total	194,001	161,936	215.9%

		Portfolio	Investment	Spread Above			Interest	Maturity				Market	% of Members
Currency	Industry	Company	Type	Index			Rate	Date	Currency	Principal/Shares	Cost	Value	Equity
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR+	5.25%		9.03%	4/30/2026	CAD	6,816	5,411	4,929
										Media: Diversified & Production Total	5,411	4,929	6.5%

	Retail	New Look Vision Group	First Lien Senior Secured Loan	CDOR+	5.50%		9.67%	5/26/2028	CAD	17,920	14,660	12,829
		New Look Vision Group	First Lien Senior Secured Loan	CDOR+	5.50%		9.67%	5/26/2028	CAD	3,510	2,708	2,514
										Retail Total	17,368	15,343	20.5%

										Canadian Dollar Total	22,779	20,272	27.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+	4.00%		4.75%	3/10/2025	DKK	56,429	9,231	7,438
										High Tech Industries Total	9,231	7,438	9.9%

										Danish Krone Total	9,231	7,438	9.9%

European Currency
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	EURIBOR+	5.75%		6.50%	12/22/2027		€9,400	9,466	9,122
										Chemicals, Plastics & Rubber Total	9,466	9,122	12.2%

	FIRE: Insurance	MRH Trowe Beteiligungsgesellschaft MBH	First Lien Senior Secured Loan	EURIBOR+	5.50%		5.70%	7/26/2028		€21,335	24,541	20,703
		Paisley Bidco Limited	First Lien Senior Secured Loan	EURIBOR+	5.50%		6.19%	11/26/2028		€3,178	3,367	3,115
										FIRE: Insurance Total	27,908	23,818	31.8%

	Healthcare & Pharmaceuticals	RH Diagnostik & Therapie Holding GmbH	First Lien Senior Secured Loan	EURIBOR+	6.25%		8.11%	5/28/2026		€12,999	15,695	12,487
		RH Diagnostik & Therapie Holding GmbH	First Lien Senior Secured Loan	EURIBOR+	6.25%		6.25%	5/28/2026		€22,244	26,856	21,367
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+	5.75%		5.98%	10/25/2028		€13,492	14,957	13,192
		Pharmathen Bidco B.V.	First Lien Senior Secured Loan	EURIBOR+	5.75%		5.98%	10/25/2028		€358	337	345
										Healthcare & Pharmaceuticals Total	57,845	47,391	63.2%

	High Tech Industries	Utimaco	First Lien Senior Secured Loan	EURIBOR+	6.00%		6.58%	5/13/2029		€8,250	8,328	8,087
										High Tech Industries Total	8,328	8,087	10.8%

	Media: Broadcasting & Subscription	Lightning Finco Limited	First Lien Senior Secured Loan	EURIBOR+	5.50%		6.25%	9/1/2028		€2,619	2,951	2,567
										Media: Broadcasting & Subscription Total	2,951	2,567	3.4%

	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+	5.25%		5.83%	4/30/2026		€3,674	4,469	3,601
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+	6.00%		6.78%	8/23/2027		€35,000	41,063	33,706
										Media: Diversified & Production Total	45,532	37,307	49.7%

	Services: Business	Condor Finco SRL	First Lien Senior Secured Loan	EURIBOR+	8.50	% PIK	10.00%	7/13/2028		€10,580	11,974	10,371
		SumUp Holdings Midco S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+	8.50%		10.00%	2/17/2026		€30,900	35,395	30,288
										Services: Business Total	47,369	40,659	54.2%

										European Currency Total	199,399	168,951	225.3%

Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+	4.00%		6.60%	3/10/2025	NOK	73,280	8,651	6,731
										High Tech Industries Total	8,651	6,731	9.0%

										Norwegian Krone Total	8,651	6,731	9.0%

U.S. Dollar
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+	5.50%		8.62%	10/3/2025		$14,855	14,855	14,853
		BTM Comms Jersey Limited	First Lien Senior Secured Loan	L+	5.00%		7.09%	5/12/2028		$9,653	9,572	9,653
										Automotive Total	24,427	24,506	32.7%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR+	5.75%		8.99%	12/22/2027		$23,575	23,575	23,163
										Chemicals, Plastics & Rubber Total	23,575	23,163	30.9%

		Portfolio	Investment	Spread Above		Interest	Maturity				Market	% of Members
Currency	Industry	Company	Type	Index		Rate	Date	Currency	Principal/Shares	Cost	Value	Equity
	Consumer Goods: Non-Durable	RoC Opco LLC	First Lien Senior Secured Loan	L+	8.50%	12.17%	2/25/2025		$15,918	15,918	15,879
									Consumer Goods: Non-Durable Total	15,918	15,879	21.2%

	Consumer Goods: Durable	Stanton Carpet Corp.	Second Lien Senior Secured Loan	L+	9.00%	12.75%	4/1/2028		$5,000	4,929	5,000
									Consumer Goods: Durable Total	4,929	5,000	6.7%

	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+	4.75%	8.92%	6/22/2026		$14,124	14,068	13,347
									Healthcare & Pharmaceuticals Total	14,068	13,347	17.8%

	High Tech Industries	CB Nike Intermediate Co Ltd	First Lien Senior Secured Loan	L+	4.75%	7.56%	10/31/2025		$34,104	34,104	34,104
		Utimaco	First Lien Senior Secured Loan	SOFR+	6.00%	8.83%	5/13/2029		$16,450	16,288	16,450
		Utimaco	First Lien Senior Secured Loan	SOFR+	6.00%	8.83%	5/13/2029		$8,550	8,466	8,550
									High Tech Industries Total	58,858	59,104	78.8%

	Media: Broadcasting & Subscription	Lightning Finco Limited	First Lien Senior Secured Loan	L+	5.50%	8.57%	9/1/2028		$23,907	23,721	23,907
									Media: Broadcasting & Subscription Total	23,721	23,907	31.9%

	Media: Diversified & Production	Aptus 1724 Gmbh	First Lien Senior Secured Loan	L+	6.25%	9.39%	8/23/2027		$10,000	9,939	9,875
									Media: Diversified & Production Total	9,939	9,875	13.2%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR+	6.25%	9.80%	3/10/2028		$11,970	11,858	11,761
		Chamber Bidco Limited	First Lien Senior Secured Loan	L+	5.50%	7.85%	6/7/2028		$23,423	23,225	23,423
		Smartronix, LLC	First Lien Senior Secured Loan	L+	6.00%	10.17%	11/23/2027		$10,945	10,816	10,671
									Services: Business Total	45,899	45,855	61.0%

									U.S. Dollar Total	221,334	220,636	294.2%

									Total	698,650	623,017	830.7%

Forward Foreign Currency Exchange Contracts

				Unrealized
			Settlement	Appreciation
Currency Purchased	Currency Sold	Counterparty	Date	(Depreciation)
EURO 1,932	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	10/18/2022	$56
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	11
EURO 669	CANADIAN DOLLARS 885	Standard Chartered	10/18/2022	16
EURO 874	DANISH KRONE 6,502	Standard Chartered	10/18/2022	-
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	27
EURO 5,224	BRITISH POUNDS 4,459	Morgan Stanley	10/18/2022	140
EURO 829	NORWEGIAN KRONE 8,444	Standard Chartered	10/18/2022	36
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	(130)
EURO 23,474	US DOLLARS 24,060	Standard Chartered	10/18/2022	(1,050)
EURO 7,922	US DOLLARS 7,880	Morgan Stanley	12/09/2022	(80)
US DOLLARS 7,663	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	10/18/2022	547
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	19
US DOLLARS 2,650	CANADIAN DOLLARS 3,425	Standard Chartered	10/18/2022	173
US DOLLARS 3,466	DANISH KRONE 25,168	Standard Chartered	10/18/2022	148
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(3)
US DOLLARS 45,228	EURO 44,150	Morgan Stanley	10/18/2022	1,952
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	386
US DOLLARS 20,718	BRITISH POUNDS 17,261	Goldman Sachs	10/18/2022	1,438
US DOLLARS 3,285	NORWEGIAN KRONE 32,686	Standard Chartered	10/18/2022	282
				$3,968

Below is a listing of ISLP’s individual investments as of:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2021

(in thousands)

													% of
				Spread Above			Interest	Maturity					Members’
Currency	Industry	Portfolio Company	Investment Type	Index			Rate	Date	Currency	Principal/Shares	Cost	Market Value	Equity
Australian Dollar
	Healthcare & Pharmaceuticals	Datix Bidco Limited	First Lien Senior Secured Loan	BBSW	+	4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
										Healthcare & Pharmaceuticals Total	3,289	3,028	4.9%
	Information Technology Services	LEAP Legal Software PTY Ltd	First Lien Senior Secured Loan	BBSY	+	5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
										Information Technology Services Total	22,867	21,856	35.1%
	Media: Advertising, Printing & Publishing	TGI Sport Bidco Pty Ltd	First Lien Senior Secured Loan	BBSY	+	7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
										Media: Advertising, Printing & Publishing Total	6,886	6,631	10.6%
	Services: Consumer	Zeppelin BidCo Pty Limited	First Lien Senior Secured Loan	BBSY	+	6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
										Services: Consumer Total	16,045	14,827	23.8%
										Australian Dollar Total	49,087	46,342	74.4%
British Pounds
	Healthcare & Pharmaceuticals	Datix Bidco Limited	Second Lien Senior Secured Loan	L	+	7.75%	8.21%	4/27/2026		£963	1,323	1,303
		Datix Bidco Limited	First Lien Senior Secured Loan— Revolver	L	+	4.50%	4.96%	10/28/2024		£12,013	16,916	16,255
										Healthcare & Pharmaceuticals Total	18,239	17,558	28.2%
	High Tech Industries	Armstrong Bidco Limited	First Lien Senior Secured Loan	SONIA	+	4.75%	5.00%	4/30/2025		£5,602	7,711	7,581
										High Tech Industries Total	7,711	7,581	12.2%
	Media: Diversified & Production	International Entertainment Investments Limited	First Lien Senior Secured Loan	GBP LIBOR	+	4.75%	5.06%	5/31/2023		£8,734	12,255	11,782
										Media: Diversified & Production Total	12,255	11,782	18.9%
	Services: Business	Comet Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR	+	5.25%	5.42%	9/27/2024		£7,362	9,460	9,249
		Learning Pool Facility B	First Lien Senior Secured Loan	L	+	6.00%	6.09%	7/7/2028		£21,000	28,584	28,417
		Opus2	First Lien Senior Secured Loan	SONIA	+	5.50%	5.55%	5/5/2028		£12,151	16,326	16,443
		Parcel2Go Facility B	First Lien Senior Secured Loan	SONIA	+	5.75%	5.80%	7/15/2028		£12,395	16,619	16,689
										Services: Business Total	70,989	70,798	113.7%
	Services: Consumer	Surrey Bidco Limited	First Lien Senior Secured Loan	GBP LIBOR	+	7.00%	7.50%	5/11/2026		£4,979	6,732	5,929
										Services: Consumer Total	6,732	5,929	9.5%
										British Pounds Total	115,926	113,648	182.5%
Canadian Dollar
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan— Revolver	CDOR	+	5.50%	6.25%	4/30/2026	CAD	16	13	13
		9 Story Media Group Inc.	First Lien Senior Secured Loan	CDOR	+	5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669

				Spread								% of
				Above		Interest	Maturity				Market	Members’
Currency	Industry	Portfolio Company	Investment Type	Index(1)		Rate	Date	Currency	Principal/Shares(9)	Cost	Value	Equity
									Media: Diversified & Production Total	5,701	5,682	9.1%
	Retail	New Look Vision Group	First Lien Senior Secured Loan— Delayed Draw	CDOR+	5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
									Retail Total	14,752	14,288	22.9%
									Canadian Dollar Total	20,453	19,970	32.0%
Danish Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	CIBOR+	4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
									High Tech Industries Total	9,231	8,628	13.9%
									Danish Krone Total	9,231	8,628	13.9%
European Currency
	FIRE: Insurance	MRHT Facility A	First Lien Senior Secured Loan	EURIBOR+	5.50%	5.50%	7/26/2028		€21,335	24,521	24,257
									FIRE: Insurance Total	24,521	24,257	39.0%
	Healthcare & Pharmaceuticals	Mertus 522. GmbH	First Lien Senior Secured Loan—Delayed Draw	EURIBOR+	6.25%	6.25%	5/28/2026		€12,999	15,680	14,780
		Mertus 522. GmbH	First Lien Senior Secured Loan	EURIBOR+	6.25%	6.25%	5/28/2026		€22,244	26,830	25,291
									Healthcare & Pharmaceuticals Total	42,510	40,071	64.4%
	Media: Diversified & Production	9 Story Media Group Inc.	First Lien Senior Secured Loan	EURIBOR+	5.25%	5.25%	4/30/2026		€3,859	4,694	4,388
		Aptus 1724 Gmbh	First Lien Senior Secured Loan	EURIBOR+	6.00%	6.25%	2/23/2028		€35,000	40,944	39,795
									Media: Diversified & Production Total	45,638	44,183	71.0%
	Services: Business	iBanFirst Facility B	First Lien Senior Secured Loan	EURIBOR+	8.50%	10.00%	7/13/2028		€10,058	11,387	11,437
		SumUp Holdings Luxembourg S.à.r.l.	First Lien Senior Secured Loan	EURIBOR+	8.50%	10.00%	2/17/2026		€21,000	25,038	23,877
									Services: Business Total	36,425	35,314	56.7%
									European Currency Total	149,094	143,825	231.1%
Norwegian Krone
	High Tech Industries	VPARK BIDCO AB	First Lien Senior Secured Loan	NIBOR+	4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
									High Tech Industries Total	8,651	8,310	13.3%
									Norwegian Krone Total	8,651	8,310	13.3%
U.S. Dollars
	Automotive	CST Buyer Company	First Lien Senior Secured Loan	L+	5.55%	6.50%	10/3/2025		$14,927	14,927	14,927
		Cardo	First Lien Senior Secured Loan	L+	6.00%	6.50%	5/12/2028		$9,653	9,560	9,653
									Automotive Total	24,487	24,580	39.5%
	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	L+	6.00%	7.00%	12/22/2027		$23,634	23,634	23,634
									Chemicals, Plastics & Rubber Total	23,634	23,634	38.0%
	Healthcare & Pharmaceuticals	Golden State Buyer, Inc.	First Lien Senior Secured Loan	L+	4.75%	5.50%	6/22/2026		$14,779	14,709	14,733
									Healthcare & Pharmaceuticals Total	14,709	14,733	23.7%
	High Tech Industries	CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan—Revolver	L+	4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
		CB Nike IntermediateCo Ltd	First Lien Senior Secured Loan	L+	4.75%	5.75%	10/31/2025		$34,367	34,367	34,367

												% of
				Spread Above		Interest	Maturity				Market	Members’
Currency	Industry	Portfolio Company	Investment Type	Index		Rate	Date	Currency	Principal/Shares(9)	Cost	Value	Equity
		Utimaco, Inc.	First Lien Senior Secured Loan	L+	4.00%	4.10%	8/9/2027		$14,701	14,701	14,701
									High Tech Industries Total	53,452	53,452	85.8%
	Media: Broadcasting and Subscription Industry	Lightning Finco Limited	First Lien Senior Secured Loan	L+	5.75%	6.50%	7/14/2028		$21,000	20,790	21,000
									Media: Broadcasting and Subscription Total	20,790	21,000	33.7%
	Services: Business	Chamber Bidco Limited	First Lien Senior Secured Loan	L+	6.00%	6.50%	6/7/2028		$23,423	23,198	23,423
									Services: Business Total	23,198	23,423	37.6%
									U.S. Dollars Total	160,270	160,822	258.3%
									Total	512,712	501,545	805.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
AUSTRALIAN DOLLARS 189	EURO 121	Morgan Stanley	1/21/2022	$—
AUSTRALIAN DOLLARS 731	US DOLLARS 532	Morgan Stanley	1/21/2022	—
EURO 2,038	AUSTRALIAN DOLLARS 3,166	Morgan Stanley	1/21/2022	16
EURO 683	CANADIAN DOLLARS 982	Standard Chartered Bank	1/21/2022	(2)
EURO 892	DANISH KRONE 6,643	Standard Chartered Bank	1/21/2022	(1)
EURO 8,236	BRITISH POUNDS 6,959	Morgan Stanley	1/21/2022	(57)
EURO 884	NORWEGIAN KRONE 8,626	Standard Chartered Bank	1/21/2022	27
EURO 15,594	US DOLLARS 18,205	Standard Chartered Bank	1/21/2022	(477)
EURO 5,379	US DOLLARS 6,110	Standard Chartered Bank	1/21/2022	5
US DOLLARS 9,207	AUSTRALIAN DOLLARS 12,254	Morgan Stanley	1/21/2022	299
US DOLLARS 3,087	CANADIAN DOLLARS 3,803	Standard Chartered Bank	1/21/2022	75
US DOLLARS 4,033	DANISH KRONE 25,714	Standard Chartered Bank	1/21/2022	102
US DOLLARS 33,462	EURO 28,674	Morgan Stanley	1/21/2022	863
US DOLLARS 5,022	EURO 4,420	Goldman Sachs	1/21/2022	(3)
US DOLLARS 948	EURO 840	Morgan Stanley	1/21/2022	(7)
US DOLLARS 609	EURO 540	Morgan Stanley	1/21/2022	(5)
US DOLLARS 37,224	BRITISH POUNDS 26,939	Goldman Sachs	1/21/2022	756
US DOLLARS 3,993	NORWEGIAN KRONE 33,392	Standard Chartered Bank	1/21/2022	209
				$1,800

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2022	December 31, 2021
Investments at fair value (cost—$698,650 and $512,712, respectively)	$623,017	$501,545
Cash	30,480	6,830
Foreign cash	7,031	3,937
Deferred financing costs	2,983	1,981
Unrealized appreciation on forward currency exchange contracts	3,968	—
Other assets	6,889	7,347
Total assets	$674,368	$521,640
Debt	$338,837	$272,133
Subordinated notes payable to members	238,541	176,336
Dividend payable	1,100	1,150
Unrealized depreciation on forward currency exchange contracts	—	61
Payable for investments purchased	11,944	—
Other payables	8,949	9,693
Total liabilities	$599,371	$459,373
Members’ equity	74,997	62,267
Total liabilities and members’ equity	$674,368	$521,640

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income
Interest Income	$11,275	$6,055	$28,912	$14,167
Other	—	—	—	—
Total investment income	11,275	6,055	28,912	14,167
Expenses
Interest and debt financing expenses	3,485	1,515	7,249	3,423
Interest expense on members subordinated notes	5,745	3,242	14,072	7,686
General and administrative expenses	660	457	1,822	1,215
Total expenses	9,890	5,214	23,143	12,324
Net investment income (loss)	1,385	841	5,769	1,843
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	(525)	(904)	(2,420)	(924)
Net realized gain (loss) on foreign currency transactions	2,966	843	5,774	3,509
Net realized gain (loss) on forward contracts	4,894	330	7,030	1,524
Net change in unrealized appreciation (depreciation) on foreign currency	21,883	4,279	41,380	9,148
Net change in unrealized appreciation (depreciation) on forward contracts	(587)	1,169	2,168	1,599
Net change in unrealized appreciation (depreciation) on investments	(31,496)	(5,228)	(64,466)	(9,005)
Net gain (loss) on investments	(2,865)	489	(10,534)	5,851
Net increase (decrease) in members’ equity resulting from operations	$(1,480)	$1,330	$(4,765)	$7,694

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of September 30, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.4) million and equity interests of $4.1 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $231.9 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of September 30, 2022:

				Interest rate at
2018-1 Debt	Principal Amount	Spread above Index		September 30, 2022
Class A-1 A	$205,900	1.55	% + 3 Month LIBOR	4.26%
Class A-1 B	45,000	1.50	% + 3 Month LIBOR (first 24 months)	4.51%
		1.80	% + 3 Month LIBOR (thereafter)
Class A-2	55,100	2.15	% + 3 Month LIBOR	4.86%
Class B	29,300	3.00	% + 3 Month LIBOR	5.71%
Class C	30,400	4.00	% + 3 Month LIBOR	6.71%
Total 2018-1 Notes	$365,700

Below is a summary of SLP’s portfolio at fair value:

As of
September 30, 2022
Total investments	$570,584
Weighted average yield on investments	9.3%
Number of borrowers in SLP	51
Largest portfolio company investment	$23,075
Total of five largest portfolio company investments	$110,629
Unfunded commitments	$4,044

Additionally, SLP, through a wholly-owned subsidiary, has entered into a $225.0 million senior secured revolving credit facility which bears interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility is August 24, 2025. As of September 30, 2022 the MM_22_2 Credit Facility had $28.0 million of outstanding debt under the credit facility. As of September 30, 2022, the effective rate on the MM_22_2 Credit Facility was 4.4% per annum.

Below is a listing of SLP’s individual investments as of:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2022

(unaudited)

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index				Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollars
	Aerospace & Defense	Robinson Helicopter	First Lien Senior Secured Loan - Revolver	SOFR	+	6.50%		9.63%	6/30/2028	11,850	11,588	11,613
		Saturn Purchaser Corp.	First Lien Senior Secured Loan	SOFR	+	5.60%		8.54%	7/23/2029	12,000	11,882	11,880
		WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan - Revolver			—		—	2/22/2025	—	—	—
		WCI-HSG Purchaser, Inc.	First Lien Senior Secured Loan	L	+	4.50%		7.62%	2/24/2025	8,644	8,644	8,644
		Whitcraft LLC	First Lien Senior Secured Loan	L	+	6.00%		9.67%	4/3/2023	10,710	10,550	10,228
										Aerospace & Defense Total	42,664	42,365	160.8%

	Automotive	Cardo	First Lien Senior Secured Loan	L	+	5.00%		7.09%	5/12/2028	10,800	10,800	10,800
		CST Buyer Company	First Lien Senior Secured Loan	L	+	5.50%		8.62%	10/3/2025	10,823	10,823	10,823
		JHCC Holdings, LLC	First Lien Senior Secured Loan	L	+	5.75%		9.42%	9/9/2025	7,540	7,540	7,314
										Automotive Total	29,163	28,937	109.8%

	Banking	Green Street Parent, LLC	First Lien Senior Secured Loan	L	+	5.50%		8.62%	8/27/2026	10,670	10,670	10,777
										Banking Total	10,670	10,777	40.9%

	Banking, Finance, Insurance & Real Estate	Morrow Sodali Global LLC	First Lien Senior Secured Loan	SOFR	+	5.00%		7.69%	4/25/2028	7,959	7,844	7,840
										Banking, Finance, Insurance & Real Estate Total	7,844	7,840	29.8%

	Chemicals, Plastics & Rubber	V Global Holdings LLC	First Lien Senior Secured Loan	SOFR	+	5.75%		8.99%	12/22/2027	20,370	20,246	20,014
										Chemicals, Plastics & Rubber Total	20,246	20,014	76.0%

	Construction & Building	YLG Holdings, Inc.	First Lien Senior Secured Loan	L	+	5.25%		7.10%	10/31/2025	10,561	10,561	10,535
										Construction & Building Total	10,561	10,535	40.0%

	Consumer Goods: Durable	Stanton Carpet Corp.	Second Lien Senior Secured Loan	L	+	9.00%		12.75%	4/1/2028	5,000	4,909	5,000
		TLC Purchaser, Inc.	First Lien Senior Secured Loan	L	+	6.25	% (2.00% PIK)	11.54%	10/13/2025	9,871	8,910	8,044
										Consumer Goods: Durable Total	13,819	13,044	49.5%

	Consumer Goods: Non-Durable	FL Hawk Intermediate Holdings, Inc.	Second Lien Senior Secured Loan	L	+	9.00%		12.42%	8/22/2028	6,000	6,000	6,000
		RoC Opco LLC	First Lien Senior Secured Loan	L	+	8.50%		12.17%	2/25/2025	8,775	8,775	8,753
		Solaray, LLC	First Lien Senior Secured Loan	SOFR	+	5.75%		9.40%	9/11/2023	10,637	10,636	10,583
		WU Holdco, Inc.	First Lien Senior Secured Loan	L	+	5.50%		9.17%	3/26/2026	6,561	6,560	6,232
		WU Holdco, Inc.	First Lien Senior Secured Loan	L	+	5.50%		9.17%	3/26/2026	6,335	6,335	6,019
										Consumer Goods: Non-Durable Total	38,306	37,587	142.6%

	Consumer Goods: Wholesale	WSP Midco LLC	First Lien Senior Secured Loan	L	+	6.25%		9.37%	4/27/2027	6,157	6,061	5,756
										Consumer Goods: Wholesale Total	6,061	5,756	21.8%

	Containers, Packaging & Glass	ASP-r-pac Acquisition Co LLC	First Lien Senior Secured Loan	L	+	6.00%		9.67%	12/29/2027	23,109	22,873	22,936
		Iris Holding, Inc.	First Lien Senior Secured Loan	SOFR	+	4.75%		7.89%	6/15/2028	10,000	9,521	9,220
										Containers, Packaging & Glass Total	32,394	32,156	122.0%

	Energy: Oil & Gas	Amspec Services, Inc.	First Lien Senior Secured Loan	L	+	5.75%		9.42%	7/2/2024	9,796	9,796	9,796
		Blackbrush Oil & Gas, L.P.	First Lien Senior Secured Loan	L	+	5.00	% (2.00% PIK)	9.11%	9/3/2025	4,394	4,394	4,394
										Energy: Oil & Gas Total	14,190	14,190	53.8%

	FIRE: Finance	Allworth Financial Group, L.P.	First Lien Senior Secured Loan - Delayed Draw	SOFR	+	4.75%		7.88%	12/23/2026	2,139	2,139	2,139
		Allworth Financial Group, L.P.	First Lien Senior Secured Loan	SOFR	+	4.75%		7.88%	12/23/2026	8,452	8,452	8,452
										FIRE: Finance Total	10,591	10,591	40.2%

Currency	Industry	Portfolio Company	Investment Type	Spread Above Index			Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of Members' Equity
U.S. Dollars
	FIRE: Insurance	McLarens Acquisition Inc.	First Lien Senior Secured Loan	L	+	5.75%	8.03%	12/19/2024	10,479	10,479	10,426
									FIRE: Insurance Total	10,479	10,426	39.6%

	Healthcare & Pharmaceuticals	Apollo Intelligence	First Lien Senior Secured Loan	SOFR	+	5.75%	8.26%	6/1/2028	10,800	10,696	10,692
		CPS Group Holdings, Inc.	First Lien Senior Secured Loan	L	+	5.75%	9.42%	3/3/2025	9,776	9,776	9,776
		Sunmed Group Holdings, LLC	First Lien Senior Secured Loan	L	+	5.75%	9.42%	6/16/2028	9,655	9,655	9,341
									Healthcare & Pharmaceuticals Total	30,127	29,809	113.1%

	High Tech Industries	AMI US Holdings Inc.	First Lien Senior Secured Loan - Revolver			—	—	4/1/2024	—	—	—
		AMI US Holdings Inc.	First Lien Senior Secured Loan	L	+	5.25%	7.81%	4/1/2025	8,926	8,926	8,926
		Drilling Info Holdings, Inc	First Lien Senior Secured Loan	L	+	4.25%	7.37%	7/30/2025	10,802	10,713	10,451
		Superna Inc.	First Lien Senior Secured Loan	SOFR	+	6.50%	9.52%	3/6/2028	21,691	21,491	21,474
		Ventiv Holdco, Inc.	First Lien Senior Secured Loan	L	+	5.50%	9.17%	9/3/2025	9,823	9,823	9,626
									High Tech Industries Total	50,953	50,477	191.6%

	Hotel, Gaming & Leisure	Aimbridge Acquisition Co., Inc.	Second Lien Senior Secured Loan	L	+	7.50%	10.06%	2/1/2027	6,000	5,580	5,670
		Concert Golf Partners Holdco LLC	First Lien Senior Secured Loan	SOFR	+	5.75%	6.50%	3/30/2029	20,748	20,345	20,541
		Quidditch Acquisition, Inc.	First Lien Senior Secured Loan	L	+	7.00%	9.52%	3/21/2025	9,387	9,288	9,340
		Saltoun Franchise Holdings I, LLC	First Lien Senior Secured Loan			10.50%	10.50%	4/11/2028	10,455	10,417	10,132
									Hotel, Gaming & Leisure Total	45,630	45,683	173.4%

	Retail	Batteries Plus Holding Corporation	First Lien Senior Secured Loan	L	+	6.75%	9.87%	6/30/2023	10,500	10,500	10,500
		Thrasio, LLC	First Lien Senior Secured Loan	L	+	7.00%	11.17%	12/18/2026	13,079	13,079	12,033
									Retail Total	23,579	22,533	85.5%

	Services: Business	Avalon Acquiror, Inc.	First Lien Senior Secured Loan	SOFR	+	6.25%	9.80%	3/10/2028	22,743	22,529	22,344
		Refine Intermediate, Inc.	First Lien Senior Secured Loan	L	+	4.50%	8.17%	3/3/2027	20,800	20,800	20,800
		Smartronix, LLC	First Lien Senior Secured Loan	L	+	6.00%	10.17%	11/23/2027	13,101	12,862	12,774
		TEI Holdings Inc.	First Lien Senior Secured Loan	L	+	5.75%	8.87%	12/23/2026	9,861	9,861	9,861
		WCI-Gigawatt Purchaser, LLC	First Lien Senior Secured Loan	L	+	5.75%	8.73%	11/19/2027	20,694	20,378	20,228
									Services: Business Total	86,430	86,007	326.3%

	Services: Consumer	Eagle Parent Corp	First Lien Senior Secured Loan	SOFR	+	4.25%	7.80%	3/19/2029	3,352	3,341	3,269
		MZR Buyer, LLC	First Lien Senior Secured Loan	SOFR	+	6.75%	10.42%	12/21/2026	23,075	23,075	23,075
									Services: Consumer Total	26,416	26,344	100.0%

	Telecommunications	Conterra Ultra Broadband Holdings, Inc.	First Lien Senior Secured Loan	SOFR	+	4.75%	7.78%	4/27/2027	6,272	6,076	6,071
		Meriplex Communications Ltd.	First Lien Senior Secured Loan	SOFR	+	5.00%	7.95%	7/17/2028	12,000	11,764	11,760
									Telecommunications Total	17,840	17,831	67.7%

	Transportation: Cargo	A&R Logistics, Inc.	First Lien Senior Secured Loan	SOFR	+	6.00%	9.71%	5/5/2025	10,696	10,696	10,696
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan - Revolver			—	—	9/30/2024	—	—	(1)
		Grammer Purchaser, Inc.	First Lien Senior Secured Loan	L	+	4.50%	7.57%	9/30/2024	3,475	3,475	3,467
		Omni Intermediate Holdings, LLC	First Lien Senior Secured Loan	SOFR	+	5.00%	8.69%	11/23/2026	7,251	7,251	7,251
		Omni Intermediate Holdings, LLC	Second Lien Senior Secured Loan	L	+	9.00%	12.69%	12/30/2027	5,000	5,000	5,000
									Transportation: Cargo Total	26,422	26,413	100.2%

	Wholesale	Abracon Group Holding, LLC	First Lien Senior Secured Loan	SOFR	+	6.00%	7.86%	7/6/2028	12,000	11,764	11,760
		Aramsco, Inc.	First Lien Senior Secured Loan	L	+	5.25%	8.37%	8/28/2024	9,509	9,509	9,509
									Wholesale Total	21,273	21,269	80.7%

									Total	575,658	570,584	2,165.3%

Below is the financial information for SLP:

Selected Balance Sheet Information

As of
September 30, 2022
Investments at fair value (cost—$575,658)	$570,584
Cash	28,366
Deferred financing costs	6,702
Interest receivable on investments	2,542
Other assets	1,516
Total assets	$609,710
Debt	$393,700
Subordinated notes payable to members	102,000
Payable for investments purchased	79,688
Dividend Payable	1,649
Other payables	6,322
Total liabilities	$583,359
Members’ equity	26,351
Total liabilities and members’ equity	$609,710

Selected Statement of Operations Information

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2022
Investment Income
Interest Income	$10,202	$20,013
Other	—	—
Total investment income	10,202	20,013
Expenses
Interest and debt financing expenses	4,249	7,703
Interest expense on members subordinated notes	2,003	4,448
General and administrative expenses	881	1,351
Total expenses	7,133	13,502
Net investment income (loss)	3,069	6,511
Net realized and unrealized gain (losses)
Net realized gain (loss) on investments	10	21
Net change in unrealized appreciation (depreciation) on investments	(2,225)	(6,267)
Net gain (loss) on investments	(2,215)	(6,246)
Net increase (decrease) in members’ equity resulting from operations	$854	$265

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$77,232	$1,517,237	$—	$1,594,469
Second Lien Senior Secured Loan	—	—	96,054	—	96,054
Subordinated Note in Investment Vehicles (1)	—	—	224,284	—	224,284
Subordinated Debt	—	—	39,478	—	39,478
Equity Interest in Investment Vehicles (1)	—	—	—	58,647	58,647
Equity Interest	—	—	208,755	—	208,755
Preferred Equity Interest in Investment Vehicles (1)	—	—	—	(433)	(433)
Preferred Equity	—	—	71,738	—	71,738
Warrants	—	—	530	—	530
Total Investments	$—	$77,232	$2,158,076	$58,214	$2,293,522
Cash equivalents	$31,249	$—	$—	$—	$31,249
Forward currency exchange contracts (asset)	$—	$12,886	$—	$—	$12,886
(1)	Includes debt and equity investment in ISLP and SLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our preferred equity and equity investments in ISLP and SLP are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Note in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	1,030,589	62,177	15,478	98,847	8,537	18,573	478	1,234,679
Paid-in-kind interest	9,981	—	135	—	—	451	—	10,567
Net accretion of discounts (amortization of premiums)	2,946	—	281	—	—	75	—	3,302
Principal repayments and sales of investments (1)	(1,138,315)	(9,085)	(37,844)	—	—	—	—	(1,185,244)
Net change in unrealized appreciation (depreciation) on investments	(43,351)	4,456	(435)	—	9,210	352	(74)	(29,842)
Net realized gains (losses) on investments	(5,511)	(637)	(122)	—	—	—	—	(6,270)
Transfers out of Level 3	(47,672)	—	—	—	—	—	—	(47,672)
Transfers to Level 3	33,680	—	11,495	—	—	—	—	45,175
Balance as of September 30, 2022	$1,517,237	$208,755	$96,054	$224,284	$71,738	$39,478	$530	$2,158,076
Change in unrealized appreciation (depreciation) attributable to investments still held at September 30, 2022	$(42,058)	$5,905	$(610)	$—	$9,210	$352	$(74)	$(27,275)
(1)	Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)	Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2022, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2022, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2022 were as follows:

	As of September 30, 2022
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loan	$1,168,359	Discounted cash flows	Comparative Yields	6.9%		-	22.1%		(12.2%)
First Lien Senior Secured Loan	65,089	Comparable company multiple	EBITDA Multiple	4.8	x	-	8.5	x	(7.1x)
First Lien Senior Secured Loan	71,793	Comparable company multiple	EBITDA Multiple	7.0	x
			Probability weighting of alternative outcomes	33.3%		-	66.7%
First Lien Senior Secured Loan	6,399	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loan	7,792	Collateral Coverage	Recovery Rate	100.0%
First Lien Senior Secured Loan	25,404	Comparable company multiple	Revenue Multiple	8.2	x
Second Lien Senior Secured Loan	96,054	Discounted cash flows	Comparative Yields	13.3%		-	20.8%		(14.8%)
Subordinated Note Investment Vehicles	224,284	Collateral Coverage	Recovery Rate	100%
Subordinated Debt	39,478	Discounted cash flows	Comparative Yields	11.6%
Equity Interest	124,005	Discounted cash flows	Discount Rate	10.0%		-	16.4%		(15.2%)
Equity Interest	22,298	Discounted cash flows	Comparative Yields	15.0%
Equity Interest	58,691	Comparable company multiple	EBITDA Multiple	4.8	x	-	23.0	x	(12.2x)
Equity Interest	1,505	Comparable company multiple	Revenue Multiple	15.5	x
Preferred equity	50,113	Comparable company multiple	EBITDA Multiple	4.8	x	-	23.0	x	(7.9x)
Preferred equity	21,625	Comparable company multiple	Revenue Multiple	4.5	x	-	9.5	x	(8.4x)
Warrants	95	Comparable company multiple	EBITDA Multiple	7.5	x
Warrants	435	Comparable company multiple	Revenue Multiple	8.2	x	-	8.3	x	(8.3x)
Total investments	$1,983,419
(1)

Included within the Level 3 assets of $2,158,076 is an amount of $174,657 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2022. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

	As of December 31, 2021
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,376,465	Discounted Cash Flows	Comparative Yields	4.9%		-	19.4%		(8.1%)
First Lien Senior Secured Loans	68,877	Comparable Company Multiple	EBITDA Multiple	1.0	x	-	9.8	x	(7.5x)
First Lien Senior Secured Loans	61,707	Comparable Company Multiple	EBITDA Multiple	7.3	x
			Probability weighting of alternative outcomes	33.3%		-	66.7%
First Lien Senior Secured Loans	6,627	Discounted Cash Flows	Discount Rate	10.0%
First Lien Senior Secured Loans	3,669	Collateral Analysis	Recovery Rate	100%
Second Lien Senior Secured Loans	87,795	Discounted Cash Flows	Comparative Yields	9.6%		-	13.5%		(11.6%)
Subordinated Note Investment Vehicles	125,437	Collateral Analysis	Recovery Rate	100%
Subordinated Debt	20,027	Discounted Cash Flows	Comparative Yields	11.2%
Equity Interests	53,363	Comparable Company Multiple	EBITDA Multiple	5.5	x	-	24.5	x	(12.0x)
Equity Interests	92,420	Discounted Cash Flows	Discount Rate	10.0%		-	16.4%		(15.2%)
Preferred Equity	43,451	Comparable Company Multiple	EBITDA Multiple	4.6	x	-	13.5	x	(6.7x)
Preferred Equity	5,442	Discounted Cash Flows	Discount Rate	18.0%
Warrants	126	Comparable Company Multiple	EBITDA Multiple	5.5	x	-	8.3	x	(8.3x)
Total investments	$1,945,406
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

The 2019-1 Debt (as defined in Note 6), the 2023 Notes (as defined in Note 6), the March 2026 Notes (as defined in Note 6), the October 2026 Notes (as defined in Note 6), and the Sumitomo Credit Facility (as defined in Note 6), which are categorized as Level 3 within the fair value hierarchy as of September 30, 2022, approximate the carrying value of such notes.

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

For the three months ended September 30, 2022 and 2021, management fees were $8.9 million and $8.8 million, respectively. For the nine months ended September 30, 2022 and 2021, management fees were $25.7 million and $26.1 million, respectively. For the three months ended September 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended September 30, 2021, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived.

As of September 30, 2022, and December 31, 2021,  $8.8 million and $8.8 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2022 and 2021, the Company incurred $3.0 million and $4.5 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended September 30, 2022 and 2021. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2022 and 2021, the Company incurred $10.4 million and $19.3 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $4.5 million, respectively, of the income incentive fees earned by the Advisor during the nine months ended September 30, 2022 and 2021. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of September 30, 2022 and December 31, 2021, there was $3.0 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2022 and December 31, 2021.

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

For the three months ended September 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP Incentive Fee. For the nine months ended September 30, 2022 and 2021, the Company incurred no incentive fees related to the GAAP Incentive Fee. As of September 30, 2022 and December 31, 2021, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, there were $0.0 million and $0.0 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations.  The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of September 30, 2022 and December 31, 2021, the Advisor held 488,212.35 and 487,932.46 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at September 30, 2022 and December 31, 2021, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value			Change in		Fair Value
	as of			Unrealized	Realized	as of	Dividend,
	December 31,	Gross	Gross	Gains	Gains	September 30,	Interest, and	Other
Portfolio Company	2021	Additions	Reductions	(Losses)	(Losses)	2022	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$—	$—	$(4,946)	$—	$14,581	$—	$—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	—	24,050	—	(1,752)	—	22,298	2,918	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	984	(4,327)	2	—	8,995	604	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	1	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	1,673	—	8,083	—	29,476	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	274	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	70	—	470	—	3,371	258	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	32	—	239	—	1,707	116	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,166	—	8,034	—	57,547	4,369	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	231	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	11	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	—	—	—	—	—
Total Non-Controlled/affiliate investment	$113,290	$28,051	$(4,327)	$10,129	$—	$147,143	$8,781	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$—	$50,995	$—	$—	$—	$50,995	$2,234	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	—	10	—	(443)	—	(433)	496	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	—	5,593	—	(1,530)	—	4,063	1,404	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	635	—	(863)	—	6,399	598	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	75	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(354)	—	10,209	801	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,466	—	14,390	—	88,695	6,365	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	15,298	—	(5,158)	—	54,584	3,617	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	47,852	—	—	—	173,289	10,241	—
Lightning Holdings B, LLC- Equity Interest (1)	14,851	9,512	—	738	—	25,101	—	—
Total Controlled affiliate investment	$274,761	$131,361	$—	$6,780	$—	$412,902	$25,831	$—
Total	$388,051	$159,412	$(4,327)	$16,909	$—	$560,045	$34,612	$—

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

(1)Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 180.0% and 177.0%, respectively.

The Company’s outstanding borrowings as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022			As of December 31, 2021
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Notes	352,500	352,500	351,066	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	—	—	—	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	296,106	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,467	300,000	300,000	293,442
Sumitomo Credit Facility	635,000	418,000	418,000	300,000	—	—
Total Debt	$1,637,500	$1,370,500	$1,359,639	$1,818,200	$1,430,700	$1,414,982
(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and year ended December 31, 2021 were 3.3% and 3.1%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2022:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	418,000	—	—	418,000	—
Total Debt Obligations	$1,370,500	$—	$—	$1,018,000	$352,500

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

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$—	$—
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

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

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$—	$1,997
Amortization of deferred financing costs and upfront commitment fees	—	44
Total interest and debt financing expenses	$—	$2,041

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$1,299	$6,042
Amortization of deferred financing costs and upfront commitment fees	28	130
Total interest and debt financing expenses	$1,327	$6,172

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

On December 27, 2021, the JPM Credit Facility was terminated.

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$—	$1,558
Unused facility fee	—	860
Amortization of deferred financing costs and upfront commitment fees	—	65
Total interest and debt financing expenses	$—	$2,483

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$—	$3,977
Unused facility fee	—	3,204
Amortization of deferred financing costs and upfront commitment fees	—	194
Total interest and debt financing expenses	$—	$7,375

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

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index		Interest rate at September 30, 2022
Class A-1-R	$282,500	1.50	% + 3 Month LIBOR	4.01%
Class A-2-R	55,000	2.00	% + 3 Month LIBOR	4.51%
Class B-R	15,000	2.60	% + 3 Month LIBOR	5.11%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of September 30, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $421.5 million and cash of $14.7 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2022, and December 31, 2021, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs related to the 2019-1 Issuer was $1.4 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$3,526	$2,475
Amortization of deferred financing costs and upfront commitment fees	33	58
Total interest and debt financing expenses	$3,559	$2,533

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$7,418	$7,507
Amortization of deferred financing costs and upfront commitment fees	97	172
Total interest and debt financing expenses	$7,515	$7,679

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of September 30, 2022, there were no borrowings under the Revolving Advisor Loan.

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$—	$—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

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

The 2023 Notes were scheduled to mature on June 10, 2023 and could be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes bore interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2021, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

On August 24, 2022, the Company issued a notice to the noteholders of the 2023 Notes, indicating its intention to prepay the total aggregate principal amount committed of $150,000,000, including the principal amount outstanding of $112,500,000, under the 2023 Notes pursuant to the terms of the Note Purchase Agreement governing the 2023 Notes. The Notes were prepaid at 100% of their principal amount, plus accrued and unpaid interest thereon, on September 6, 2022.

As of September 30, 2022 and December 31, 2021, the components of the carrying value of the 2023 Notes were as follows:

	September 30,	December 31,
	2022	2021
Principal amount of debt	$—	$112,500
Unamortized debt issuance cost	—	(822)
Original issue discount, net of accretion	—	(545)
Carrying value of 2023 Notes	$—	$111,133

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$1,625	$2,520
Amortization of debt issuance cost	102	114
Accretion of original issue discount	67	76
Total interest and debt financing expenses	$1,794	$2,710

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$6,219	$8,895
Amortization of debt issuance cost	374	477
Accretion of original issue discount	248	316
Total interest and debt financing expenses	$6,841	$9,688

March 2026 Notes

On March 10, 2021, the Company and U.S. Bank National Association (the “Trustee”), entered into an Indenture (the “Base Indenture”) and First Supplemental Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”) between the Company and the Trustee. The First Supplemental Indenture relates to the Company’s issuance of $300.0 million aggregate principal amount of its 2.95% notes due 2026 (the “March 2026 Notes”).

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

As of September 30, 2022 and December 31, 2021, the components of the carrying value of the March 2026 Notes were as follows:

	September 30,	December 31,
	2022	2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,234)	(2,719)
Original issue discount, net of accretion	(1,660)	(2,021)
Carrying value of 2026 Notes	$296,106	$295,260

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$2,212	$2,213
Amortization of debt issuance cost	164	163
Accretion of original issue discount	121	122
Total interest and debt financing expenses	$2,497	$2,498

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the March 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$6,638	$4,942
Amortization of debt issuance cost	485	362
Accretion of original issue discount	360	270
Total interest and debt financing expenses	$7,483	$5,574

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

As of September 30, 2022 and December 31, 2021, the components of the carrying value of the October 2026 Notes were as follows:

	September 30,	December 31,
	2022	2021
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,949)	(3,495)
Original issue discount, net of accretion	(2,584)	(3,063)
Carrying value of October 2026 Notes	$294,467	$293,442

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$1,913	$—
Amortization of debt issuance cost	184	—
Accretion of original issue discount	162	—
Total interest and debt financing expenses	$2,259	$—

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the October 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$5,738	$—
Amortization of debt issuance cost	546	—
Accretion of original issue discount	479	—
Total interest and debt financing expenses	$6,763	$—

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

On July 6, 2022, the Company entered into the First Amendment to the Sumitomo Credit Agreement. The First Amendment provides for an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $300,000,000 to $385,000,000. The First Amendment also replaced the LIBOR benchmark provisions under the Sumitomo Credit Agreement with SOFR benchmark provisions, including applicable credit spread adjustments.

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

On August 24, 2022, the Company entered into the Second Amendment, which provides for, among other things, an upsize in the total commitments from lenders under the Sumitomo Credit Agreement from $485,000,000 to $635,000,000.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of September 30, 2022 and December 31, 2021, there were $418.0 million and $0.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended September 30, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended September 30,
	2022	2021
Borrowing interest expense	$3,952	$—
Unused facility fee	144	—
Amortization of original issue discount	176	—
Total interest and debt financing expenses	$4,272	$—

For the nine months ended September 30, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Borrowing interest expense	$5,156	$—
Unused facility fee	573	—
Amortization of original issue discount	393	—
Total interest and debt financing expenses	$6,122	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2022 and December 31, 2021 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $4.6 million for September 30, 2022 and collateral receivable of $2.8 million for December 31, 2021 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $160.6 million and $139.9 million, respectively. For the three and nine months ended September 30, 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $108.0 million and $213.5 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2022:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$10,312	$(158)	$10,154	$—	$10,154
Citibank	Unrealized appreciation on forward currency contracts	$2,789	$(57)	$2,732	$—	$2,732
(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,
	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$17,633	$(2,085)
Net change in unrealized appreciation on forward currency exchange contracts	(2,210)	6,080
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$15,423	$3,995

Included in total net gains (losses) on the consolidated statements of operations is net losses of $13.5 million and $4.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $15.4 million and $4.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.0 million and ($0.1) million for the three months ended September 30, 2022 and 2021, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2022 and 2021 was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$20,894	$(23,773)
Net change in unrealized appreciation on forward currency exchange contracts	7,565	26,685
Total net realized and unrealized gains on forward currency exchange contracts	$28,459	$2,912

Included in total net losses on the consolidated statements of operations is net losses of $25.7 million and $6.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $28.5 million and $2.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.8 million and ($3.1) million for the nine months ended September 30, 2022 and 2021, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2022:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
July 26, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
Total distributions declared			$1.02	$65,853

The distributions declared during the nine months ended September 30, 2022 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2022 and December 31, 2021, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 487,932.46 shares of the Company, respectively. At September 30, 2022 and December 31, 2021, BCSF Advisors, LP owned 0.76% and 0.76%, respectively, of the outstanding common stock of the Company.

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

For the three months ended September 30, 2022 and 2021, there were no shares issued pursuant to the dividend reinvestment plan. For the nine months ended September 30, 2022 and 2021, there were no shares issued pursuant to the dividend reinvestment plan.

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s President and a Managing Director of Bain Capital Credit, adopted the 10b5-1 Plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5-1 has been exhausted or one year after the closing of the IPO. For the year ended December 31,

2019, 827,933 shares were purchased at a weighted average price of $18.78, inclusive of commissions, for a total cost of $15.6 million. As of February 28, 2019, zero dollars remain under the 10b5-1 Plan and no further purchases are intended under the 10b5-1 Plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2022, there have been no repurchases of common stock.

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

As of September 30, 2022, the Company had $307.3 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$487
A&R Logistics, Inc. - Revolver	5/5/2025	4,030
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	5,046
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - First Lien Senior Secured Loan	6/2/2029	7,313
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	5
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	5,100
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	7,208
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,161
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	6/30/2023	2,212
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	19
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco LLC - Delayed Draw	3/30/2029	3,132
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,136
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
Darcy Partners - Revolver	6/1/2028	349
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	5,391
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2024	2,267
Element Buyer, Inc. - Revolver	7/19/2024	3,400
Eleven Software - Revolver	9/25/2026	1,488
Grammer Purchaser, Inc. - Revolver	9/30/2024	750
Great Expressions Dental Center PC - Revolver	9/28/2023	200
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	453
iBanFirst - First Lien Senior Secured Loan	7/13/2028	2,941
JHCC Holdings, LLC - Revolver	9/9/2025	1,214
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,599
Mach Acquisition R/C - Revolver	10/18/2026	7,030
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	557
masLabor - Revolver	7/1/2027	1,034
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	9,882
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,636
Morrow Sodali - Delayed Draw	4/25/2028	2,659
Morrow Sodali - Revolver	4/25/2028	1,861
Morrow Sodali - Revolver	4/25/2028	2,241
MRH Trowe Beteiligungsgesellschaft MBH - First Lien Senior Secured Loan	7/26/2028	7,974
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Delayed Draw	5/26/2028	66
New Look Vision Group - Revolver	5/26/2026	754
OGH Bidco Limited - Delayed Draw	6/29/2029	6,877
Omni Intermediate - Delayed Draw	11/23/2026	504
Omni Intermediate - Revolver	11/30/2026	732
Paisley Bidco Limited - Revolver	11/26/2028	3,013
Parcel2Go - First Lien Senior Secured Loan	7/15/2028	31
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,348
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,348
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,114
RoC Opco LLC - Revolver	2/25/2025	2,731
Saltoun - Delayed Draw	4/11/2028	14,358
Saturn Purchaser Corp. - Revolver	7/22/2029	4,232
Service Master - Revolver	8/16/2027	2,070
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	6,800
Spring Finco BV - Delayed Draw	7/15/2029	1,134
SunMed Group Holdings, LLC - Revolver	6/16/2027	639
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,523
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	11,429
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Delayed Draw	10/13/2025	7,616
TLC Purchaser, Inc. - Revolver	10/13/2025	1,828
V Global Holdings LLC - Revolver	12/22/2025	8,338
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser - Delayed Draw	11/19/2027	1,609
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,253
WCI-HSG Purchaser, Inc. - Revolver	2/22/2025	687
Whitcraft LLC - Revolver	4/3/2023	1,559
World Insurance - Revolver	4/1/2026	675
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	2,705
YLG Holdings, Inc. - Revolver	10/31/2025	7,691
Total		$307,312

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows:

	Expiration Date (1)	Unfunded Commitments (2)
Portfolio Company & Investment
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L - First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,433
Captain D’s LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	215
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	675
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/22/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,803
New Look Vision Group - Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C - Revolver	11/30/2026	549
Opus2 - Delayed Draw	5/5/2028	7,382
Paisley Bidco Limited - Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility - Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	1,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	3,240
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2027	3,026
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,478
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$234,031
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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$17.04	$16.54
Net investment income (1)	1.28	1.02
Net realized gain (loss) (1) (7)	0.29	(0.15)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	(0.61)	0.64
Net increase in net assets resulting from operations (1) (9) (10)	0.96	1.51
Stockholder distributions from income (3)	(1.02)	(1.02)
Net asset value at end of period	$16.98	$17.03
Net assets at end of period	$1,096,114	$1,099,679
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$12.00	$14.84
Total return based on market value (12)	(15.03)%	30.87%
Total return based on net asset value (4)	5.69%	9.30%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	10.29%	8.45%
Ratio of total net expenses to average net assets (5) (11) (13)	9.19%	9.58%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	4.36%	4.59%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	8.26%	8.21%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	4.04%	4.15%
Average principal debt outstanding	$1,313,035	$1,395,028
Portfolio turnover (6)	36.14%	37.21%
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
(11)The ratio of voluntary incentive fee waiver to average net assets was 0.00% and (0.42%) for the nine months ended September 30, 2022 and 2021, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and (0.45%) for the nine months ended September 30, 2022 and 2021, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2022 would be 10.29%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2021 would be 7.58%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2022 would be 9.19%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2021 would be 10.45%.
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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 9, 2022, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2022, we have invested approximately $6,224.2 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2022 and December 31, 2021, 93.6% and 97.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.0 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2022, the Company’s asset coverage was 180.0%.

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

Portfolio and Investment Activity

During the three months ended September 30, 2022, we invested $433.0 million, including PIK, in 59 portfolio companies, and had $396.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $36.5 million for the period. Of the $433.0 million invested during the three months ended September 30, 2022, $53.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the nine months ended September 30, 2022, we invested $1,292.2 million, including PIK, in 94 portfolio companies, and had $1,249.9 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $42.3 million for the period. Of the $1,292.2 million invested during the nine months ended September 30, 2022, $123.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,674,322	71.1%	$1,594,469	69.5%	9.9%	10.4%
Subordinated Note Investment Vehicles (2)	224,284	9.5	224,284	9.8	10.2	10.2
Equity Interest	208,853	8.9	208,755	9.1	11.6	12.2
Second Lien Senior Secured Loans	97,984	4.2	96,054	4.2	11.8	12.1
Preferred Equity	50,990	2.1	71,738	3.1	10.0	8.8
Equity Interest Investment Vehicles (1)	60,486	2.6	58,647	2.6	12.2	12.5
Subordinated Debt	38,734	1.6	39,478	1.7	11.4	11.2
Warrants	480	0.0	530	0.0	N/A	N/A
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	(433)	0.0	N/A	N/A
Total	$2,356,143	100.0%	$2,293,522	100.0%	10.2%	10.6%
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

(2)	Represents debt and equity investment in ISLP.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2022:

As of
September 30, 2022
Number of portfolio companies	130
Percentage of debt bearing a floating rate (1)	93.6%
Percentage of debt bearing a fixed rate (1)	6.4%
(1)	Measured on a fair value basis.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:

As of
December 31, 2021
Number of portfolio companies	106
Percentage of debt bearing a floating rate (1)	97.8%
Percentage of debt bearing a fixed rate (1)	2.2%
(1)	Measured on a fair value basis.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
		Percentage at
	Amortized	Amortized		Percentage at
	Cost	Cost	Fair Value	Fair Value
Performing	$2,284,033	96.9%	$2,254,062	98.3%
Non-accrual	72,110	3.1	39,460	1.7
Total	$2,356,143	100.0%	$2,293,522	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,311,384	100.0%	$2,289,105	100.0%
Non-accrual	—	0.0	—	0.0
Total	$2,311,384	100.0%	$2,289,105	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, there were four loans from two issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2021, there were no loans placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
Cash and cash equivalents	$32,343	1.3%	$32,343	1.4%
Foreign cash	17,388	0.7	11,830	0.5
Restricted cash and cash equivalents	14,656	0.6	14,656	0.6
First Lien Senior Secured Loans	1,674,322	69.3	1,594,469	67.8
Subordinated Note Investment Vehicles (1)	224,284	9.3	224,284	9.5
Equity Interest	208,853	8.6	208,755	8.9
Second Lien Senior Secured Loans	97,984	4.0	96,054	4.1
Preferred Equity	50,990	2.1	71,738	3.0
Equity Interest Investment Vehicles (1)	60,486	2.5	58,647	2.5
Subordinated Debt	38,734	1.6	39,478	1.7
Warrants	480	0.0	530	0.0
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(433)	0.0
Total	$2,420,530	100.0%	$2,352,351	100.0%
(1)	Represents debt and equity investment in ISLP and SLP

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

●	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.
●	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
●	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
		Percentage	Number of	Percentage of
Investment Performance Rating	Fair Value	of Total	Companies(1)	Total
1	$2,626	0.1%	3	2.3%
2	2,068,358	90.2	116	89.2
3	183,078	8.0	9	6.9
4	39,460	1.7	2	1.6
Total	$2,293,522	100.0%	130	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	0.0	—	0.0
Total	$2,289,105	100.0%	106	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

Results of Operations

Our operating results for the three months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Total investment income	$62,815	$49,545
Total expenses, net of fee waivers	28,712	27,784
Net investment income	34,103	21,761
Net realized gain (loss)	13,962	(5,992)
Net change in unrealized appreciation (depreciation)	(37,014)	7,573
Net increase in net assets resulting from operations	$11,051	$23,342

Our operating results for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Total investment income	$161,190	$145,864
Total expenses, net of fee waivers	78,669	80,014
Net investment income	82,521	65,850
Net realized gain (loss)	18,742	(9,681)
Net change in unrealized appreciation (depreciation)	(39,302)	41,359
Net increase in net assets resulting from operations	$61,961	$97,528

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Interest income	$43,817	$43,259
Dividend income	10,345	2,638
PIK income	4,324	2,467
Other income	4,329	1,181
Total investment income	$62,815	$49,545

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $43.8 million for the three months ended September 30, 2022 from $43.3 million for the three months ended September 30, 2021, primarily due to the rising base rates in the Company’s investment portfolio. Our investment portfolio at amortized cost decreased to $2,356.1 million as September 30, 2022 compared to $2,380.1 million as of September 30, 2021. Dividend income increased to $10.3 million for the three months ended September 30, 2022 from $2.6 million for the three months ended September 30, 2021, primarily due to a one-time equity payoff on an equity investment and an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $4.3 million for the three months ended September 30, 2022 from $1.2 million for the three months ended September 30, 2021, primarily due to an increase in one-time fees earned on certain investments. As of September 30, 2022, the weighted average yield of our investment portfolio at amortized cost increased to 10.2% from 7.5% as of September 30, 2021.

The composition of our investment income for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Interest income	$117,734	$124,986
Dividend income	20,316	7,602
PIK income	10,656	7,764
Other income	12,484	5,512
Total investment income	$161,190	$145,864

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $117.7 million for the nine months ended September 30, 2022 from $125.0 million for the nine months ended September 30, 2021, primarily due to the decrease in the Company’s investment portfolio and the establishment of the newly formed joint venture, SLP, between the periods. Our investment portfolio at amortized cost decreased to $2,356.1 million as September 30, 2022 compared to $2,380.1 million as of September 30, 2021. Dividend income increased to $20.3 million for the nine months ended September 30, 2022 from $7.6 million for the nine months ended September 30, 2021, primarily due to a one-time equity payoff on an equity investment and an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $12.5 million for the nine months ended September 30, 2022 from $5.5 million for the nine months ended September 30, 2021, primarily due to an increase in one-time fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Interest and debt financing expenses	$14,381	$12,265
Base management fee	8,853	8,776
Incentive fee	2,976	4,531
Professional fees	968	581
Directors fees	177	186
Other general and administrative expenses	1,357	1,445
Total expenses, before fee waivers	$28,712	$27,784
Base management fee waiver	—	—
Incentive fee waiver	—	—
Total expenses, net of fee waivers	$28,712	$27,784

The composition of our operating expenses for the nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Interest and debt financing expenses	$36,051	$37,115
Base management fee	25,673	26,096
Incentive fee	10,356	19,301
Professional fees	1,804	2,254
Directors fees	531	529
Other general and administrative expenses	4,254	4,075
Total expenses, before fee waivers	$78,669	$89,370
Base management fee waiver	—	(4,837)
Incentive fee waiver	—	(4,519)
Total expenses, net of fee waivers	$78,669	$80,014

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $14.4 million and $12.3 million for the three months ended September 30, 2022 and 2021, respectively. Interest and debt financing expense for the three months ended September 30, 2022 as compared to September 30, 2021 increased primarily due to an increase in total principal debt outstanding and rising rates on the 2019-1 Debt and Sumitomo Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $36.1 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively. Interest and debt financing expense for the nine months ended September 30, 2022 as compared to September 30, 2021 decreased primarily due to the termination of the JPM Credit Facility, retirement of the 2023 Notes, refinance of the 2019-1 Debt to more favorable rates and the sale of the 2018-1 Notes to the SLP between periods.  The weighted average principal debt balance outstanding for the three months ended September 30, 2022 was $1,402.8 million compared to $1,423.7 million for the three months ended September 30, 2021. The weighted average principal debt balance outstanding for the nine months ended September 30, 2022 was $1,313.0 million compared to $1,395.0 million for the nine months ended September 30, 2021.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and year ended December 31, 2021 were 3.3% and 3.1%, respectively.

Management Fees

Management fees (net of waivers) increased to $8.9 million for the three months ended September 30, 2022 from $8.8 million for the three months ended September 30, 2021. Management fees (gross of waivers) increased to $8.9 million for the three months ended September 30, 2022 compared to $8.8 million for the three months ended September 30, 2021. Management fees waived for the three months ended September 30, 2022 and 2021 were $0.0 million and $0.0 million, respectively.

Management fees (net of waivers) increased to $25.7 million for the nine months ended September 30, 2022 from $21.3 million for the nine months ended September 30, 2021. Management fees (gross of waivers) decreased to $25.7 million for the nine months ended September 30, 2022 compared to $26.1 million for the nine months ended September 30, 2021. Management fees waived for the nine months ended September 30, 2022 and 2021 were $0.0 million and $4.8 million, respectively.

Incentive Fees

Incentive fee (net of waivers) decreased to $3.0 million for the three months ended September 30, 2022 from $4.5 million for the three months ended September 30, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended September 30, 2022 and $0.0 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) decreased to $10.4 million for the nine months ended September 30, 2022 from $14.8 million for the nine months ended September 30, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the nine months ended September 30, 2022 and $4.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.3 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $6.1 million for the nine months ended September 30, 2022 from $6.3 million for the nine months ended September 30, 2021, primarily due to a decrease in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Net realized gain on investments	$909	$192
Net realized loss on investments	(6,089)	(1,481)
Net realized gain on foreign currency transactions	2,672	279
Net realized loss on foreign currency transactions	(418)	(351)
Net realized gain on forward currency exchange contracts	17,633	374
Net realized loss on forward currency exchange contracts	—	(2,459)
Net realized loss on extinguishment of debt	(745)	(2,546)
Net realized gains (losses)	$13,962	$(5,992)

Change in unrealized appreciation on investments	$14,185	$14,261
Change in unrealized depreciation on investments	(44,169)	(12,260)
Net change in unrealized appreciation (depreciation) on investments	(29,984)	2,001
Unrealized depreciation on foreign currency translation	(4,820)	(508)
Unrealized appreciation (depreciation) on forward currency exchange contracts	(2,210)	6,080
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(7,030)	5,572
Net change in unrealized appreciation (depreciation)	$(37,014)	$7,573

For the three months ended September 30, 2022 and 2021, we had net realized gains (losses) on investments of ($5.2) million and ($1.3) million, respectively. For the three months ended September 30, 2022 and 2021, we had net realized gains on foreign currency transactions of $2.3 million and ($0.1) million, respectively. For the three months ended September 30, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of $17.6 million and ($2.1) million, respectively, primarily as a result of settling EUR, GBP and AUD forward contracts.

For the three months ended September 30, 2022, we had $14.2 million in unrealized appreciation on 47 portfolio company investments, which was offset by $44.2 million in unrealized depreciation on 83 portfolio company investments. Unrealized depreciation for the three months ended September 30, 2022 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

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

For the three months ended September 30, 2022 and 2021, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($2.2) million and $6.1 million, respectively. For the three months ended September 30, 2022, unrealized depreciation on forward currency exchange contracts was due to EUR forward contracts, partially offset by unrealized appreciation on GBP, AUD, NOK and CAD forward contracts.

	For the Nine Months Ended
	September 30,
	2022	2021
Net realized gain on investments	$5,654	$27,918
Net realized loss on investments	(11,993)	(9,187)
Net realized gain on foreign currency transactions	5,899	868
Net realized loss on foreign currency transactions	(967)	(2,961)
Net realized gain on forward currency exchange contracts	20,934	40
Net realized loss on forward currency exchange contracts	(40)	(23,813)
Net realized loss on extinguishment of debt	(745)	(2,546)
Net realized gains (losses)	$18,742	$(9,681)

Change in unrealized appreciation on investments	$58,433	$61,756
Change in unrealized depreciation on investments	(98,775)	(46,896)
Net change in unrealized appreciation (depreciation) on investments	(40,342)	14,860
Unrealized appreciation (depreciation) on foreign currency translation	(6,525)	(186)
Unrealized appreciation on forward currency exchange contracts	7,565	26,685
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,040	26,499
Net change in unrealized appreciation (depreciation)	$(39,302)	$41,359

For the nine months ended September 30, 2022 and 2021, we had net realized gains (losses) on investments of ($6.3) million and $18.7 million, respectively. For the nine months ended September 30, 2022 and 2021, we had net realized gains (losses) on foreign currency transactions of $4.9 million and ($2.1) million, respectively. For the nine months ended September 30, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of $20.9 million and ($23.8) million, respectively, primarily as a result of settling EUR, GBP and AUD forward contracts.

For the nine months ended September 30, 2022, we had $58.4 million in unrealized appreciation on 38 portfolio company investments, which was offset by $98.8 million in unrealized depreciation on 98 portfolio company investments. Unrealized depreciation for the nine months ended September 30, 2022 resulted from an decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

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

For the nine months ended September 30, 2022 and 2021, we had unrealized appreciation on forward currency exchange contracts of $7.6 million and $26.7 million, respectively. For the nine months ended September 30, 2022, unrealized appreciation on forward currency exchange contracts was due to AUD and GBP forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(6,034)	$(2,953)
Net realized loss on investments due to foreign currency	(4,856)	(561)
Net change in unrealized depreciation on foreign currency translation	(4,820)	(508)
Net realized gain (loss) on foreign currency transactions	2,254	(72)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(2,210)	6,080
Net realized gain (loss) on forward currency exchange contracts	17,633	(2,085)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$1,967	$(99)

Included in total net gains (losses) on the consolidated statements of operations is net losses of $13.5 million and $4.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $15.4 million and $4.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.0 million and ($0.1) million for the three months ended September 30, 2022 and 2021, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Net change in unrealized depreciation on investments due to foreign currency	$(16,641)	$(18,664)
Net realized gain (loss) on investments due to foreign currency	(7,402)	14,968
Net change in unrealized depreciation on foreign currency translation	(6,525)	(186)
Net realized gain (loss) on foreign currency transactions	4,932	(2,093)
Net change in unrealized appreciation on forward currency exchange contracts	7,565	26,685
Net realized gain (loss) on forward currency exchange contracts	20,894	(23,773)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$2,823	$(3,063)

Included in total net gains (losses) on the consolidated statements of operations is losses of $25.7 million and $6.0 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2022 and 2021, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $28.5 million and $2.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.8 million and ($3.1) million for the nine months ended September 30, 2022 and 2021, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2022 and 2021, the net increase in net assets resulting from operations was $11.1 million and $23.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2022 and 2021, our per share net increase in net assets resulting from operations was $0.17 and $0.36, respectively.

For the nine months ended September 30, 2022 and 2021, the net increase in net assets resulting from operations was $62.0 million and $97.5 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, our per share net increase in net assets resulting from operations was $0.96 and $1.51, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019-1 Debt, March 2026 Notes, October 2026 Notes and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 180.0% and 177.0%, respectively.

At September 30, 2022 and December 31, 2021, we had $58.8 million and $203.6 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2022, we had approximately $217.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2021, we had approximately $300.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $144.8 million. During the nine months ended September 30, 2022, we used $379.9 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $1,202.2 million, which was offset by proceeds from principal payments and sales of investments of $731.4 million and a net increase in assets resulting from operations of $62.0 million.

During the nine months ended September 30, 2022, we provided $235.5 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and the retirement of the 2023 Notes.

For the nine months ended September 30, 2021, cash, foreign cash, restricted cash, and cash equivalents increased by $11.2 million. During the nine months ended September 30, 2021, we provided $196.5 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the proceeds from principal payments and sales of investments of $1,059.0 million, and a net increase in net assets resulting from operations of $97.5 million, which was offset by purchases of investments of $888.4 million and net realized loss from investments of $18.7 million, net change in unrealized appreciation on forward currency exchange contracts of $26.7 million, and net change in unrealized appreciation on investments of $14.9 million.

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

During the nine months ended September 30, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2022, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022			As of December 31, 2021
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Notes	352,500	352,500	351,066	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	—	—	—	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	296,106	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,467	300,000	300,000	293,442
Sumitomo Credit Facility	635,000	418,000	418,000	300,000	—	—
Total Debt	$1,637,500	$1,370,500	$1,359,639	$1,818,200	$1,430,700	$1,414,982
(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2022 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
July 26, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
Total distributions declared			$1.02	$65,853

The distributions declared during the nine months ended September 30, 2022 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2021 (dollars in thousands):

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

Commitments and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of September 30, 2022, the Company had $307.3 million of unfunded commitments under loan and financing agreements

Significant Accounting Estimates and Critical Accounting Policies

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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Advisor as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process, which includes among other things, the below:

●	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor;
●	Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
●	The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2022 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	418,000	—	—	418,000	—
Total Debt Obligations	$1,370,500	$—	$—	$1,018,000	$352,500

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

Assuming that the statement of financial condition as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 25 basis points	$(4,915)	$(1,926)	$(2,989)
Up 100 basis points	19,130	7,705	11,425
Up 200 basis points	39,484	15,410	24,074
Up 300 basis points	59,241	23,115	36,126

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During September 30, 2022 there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Invasion of Ukraine

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

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.18

Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).

10.19

Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.20

First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.21	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.22

Underwriting Agreement, dated October 5, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP, and Goldman Sachs & Co. LLC and SMBC Nikko Securities America Inc., as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 6, 2021).

10.23

Second Supplemental Indenture, dated as of October 13, 2021, relating to the 2.550% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.24	Form of 2.550% Notes due 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

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

10.26*

First Amendment dated as of July 6, 2022 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

10.27

Increasing Lender/Joinder Lender Agreement dated as of July 22, 2022, pursuant to Section 2.08(e) of the Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10 Q (File No. 814 01175), filed on August 3, 2022).

10.28*

Second Amendment dated as of August 24, 2022 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Defition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: November 9, 2022	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 9, 2022	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer