Form 10-K
period 2022-12-31
Bain Capital Specialty Finance, Inc.
filed 2023-02-28
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $601.2 million based on the number of shares held by non-affiliates of the registrant as of September 30, 2022 (the last business day of the registrant’s mostly recently completed third fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 28, 2023 64,562,265.27 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

●	We may be unable to meet our investment objectives or investment strategy;
●	We are dependent upon key personnel of Bain Capital Credit and our Advisor;
●	We may not replicate the historical results achieved by Bain Capital Credit, or by our Advisor or its affiliates;
●	The due diligence process that our Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment;
●	Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements;
●	Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest;

●	Our management and incentive fee structure as well as our lending relationship with our Advisor may create incentives for our Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments;
●	Conflicts created by valuation process for certain portfolio holdings;
●	Conflicts may arise related to other arrangements with Bain Capital Credit and our Advisor’s other affiliates.
●	Our Advisor has limited liability and is entitled to indemnification under the second amended and restated investment advisory agreement (the “Amended Advisory Agreement”).
●	We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.
●	We may need to raise additional capital.
●	Our business could be adversely affected in the event we default under our debt agreements or any future credit or other borrowing agreements.
●	Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.
●	The expected discontinuation of LIBOR could have a significant impact on our business.
●	We are and may be subject to restrictions under our credit debt agreements and any future credit or other borrowing facility that could adversely impact our business.
●	The majority of our portfolio investments are recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	New or modified laws or regulations governing our operations may adversely affect our business.
●	Our Advisor and Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	We are subject to certain risks as a result of our interests in the membership interests in the 2018-1 Issuer and 2019-1 Issuer.
●	We have limited experience managing CLOs. The subordination of the CLO Membership Interests will affect our right to payment.
●	The holders of certain CLO Notes will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
●	The CLO Indentures require mandatory redemption of the CLO Notes for failure to satisfy applicable Coverage Tests.
●	We and our Advisor are subject to regulations and SEC oversight. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.
●	Our ability to enter into transactions with our affiliates is restricted.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
●	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
●	Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements and otherwise negatively impact our current debt financing arrangements.
●	Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.
●	Our debt investments may be risky, and we could lose all or part of our investments.
●	We may hold the debt securities of leveraged companies.
●	We expect to invest in middle market companies, which involve higher risks than investments in larger companies.
●	The lack of liquidity in our investments may adversely affect our business.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
●	Our investments in secured loans may nonetheless expose us to losses from default and foreclosure.
●	Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields. We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.
●	Investments in financially troubled companies involve significantly greater risk than investments in non-troubled companies.
●	We cannot assure the accuracy of projections and forecasts used by our Advisor.
●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
●	Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.
●	We are subject to risks associated with investing alongside other third parties.
●	We will be subject to corporate level income tax if we are unable to qualify as a RIC.
●	Stockholders may be required to pay tax in excess of the cash they receive.
●	We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
●	We may be subject to withholding of U.S. federal income tax on distributions for non U.S. stockholders.
●	Our business may be adversely affected if we fail to maintain our qualification as a RIC.

●	We may be impacted by recently enacted federal tax legislation.
●	Investing in our common stock involves an above average degree of risk.
●	The market price of our common stock may fluctuate significantly.
●	We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.
●	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
●	We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
●	There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
●	Our stockholders may experience dilution in their ownership percentage.
●	We may incur significant costs as a result of being a public company.
●	We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
●	Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
●	We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.
●	We are highly dependent on information systems, and systems failures or cyber attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.
●	Changes to U.S. tariff and import/export regulations or sanctions imposed against certain countries, companies or individuals may have a negative effect on our portfolio companies and, in turn, harm us.
●	Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
●	The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.
●	We may experience fluctuations in our quarterly operating results.
●	We may be the target of litigation.

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

The Company is managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”). Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of eight directors, five of whom are independent.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $60.0 billion in assets under management as of December 31, 2022. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $20.0 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $4.5 billion has been invested within the 12-month period ended December 31, 2022) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

The Board of Directors

Our business and affairs are managed under the direction of the Board. The Board consists of eight members, five of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Investment Decision Process

The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global contacts, enabling the group to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit’s industry groups, Trading Desk, and Special Situations team, including private equity firms, banks and a variety of advisors and other intermediaries.

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

Environmental, Social and Governance

Our Advisor believes that environmental, social, and governance (ESG) management helps to create lasting impact for all of its stakeholder groups, including investors, portfolio companies, employees and communities. ESG risks can have a negative impact on an issuer’s ability to meet its financial obligations. Therefore, strong ESG management aligns with our Advisor’s goal to seek and generate attractive risk-adjusted returns with the capital it invests. Our Advisor considers ESG factors throughout its investment decision-making process. These factors include, but are not limited to, applying a negative screen to avoid investing in companies with outsized ESG risks; examining the impact a company has on society and the environment during the diligence process; seeking to consider ESG factors from a company-specific and sector-wide perspective; and engaging companies via corporate actions and board seats, where applicable.

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

As of December 31, 2022, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,703,591	70.4%	$1,630,877	68.3%
Second Lien Senior Secured Loans	98,120	4.1	93,950	3.9
Subordinated Debt	43,752	1.8	43,922	1.8
Structured Products	24,050	1.0	22,763	1.0
Preferred Equity	57,106	2.4	80,945	3.4
Equity Interests	189,896	7.8	210,689	8.8
Warrants	480	0.0	524	0.0
Subordinated Notes in Investment Vehicles (1)	237,974	9.8	237,974	10.0
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(644)	0.0
Equity Interests in Investment Vehicles (1)	64,959	2.7	65,977	2.8
Total	$2,419,938	100.0%	$2,386,977	100.0%

(1)	Represents debt and equity in ISLP and SLP.

As of December 31, 2021, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2
Subordinated Debt	19,635	0.8	20,027	0.9
Preferred Equity	42,452	1.8	53,991	2.4
Equity Interests	156,399	6.8	151,844	6.6
Warrants	2	0.0	126	0.0
Subordinated Notes in Investment Vehicles (1)	125,437	5.5	125,437	5.5
Equity Interests in Investment Vehicles (1)	39,596	1.7	44,444	1.9
Total	$2,311,384	100.0%	$2,289,105	100.0%

(1)	Represents debt and equity in ISLP

The Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

●	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
●	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
●	comparisons to our other portfolio companies in the industry, if any;
●	attendance at and participation in board meetings or presentations by portfolio companies; and
●	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.

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

●	An investment is rated 1 if, in the opinion of the Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of the Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.
●	An investment is rated 3 if, in the opinion of the Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).

●	An investment is rated 4 if, in the opinion of the Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage	Number of	Percentage of
Investment Performance Rating	Fair Value	of Total	Companies(1)	Total
1	$2,499	0.1%	3	2.3%
2	2,163,990	90.7	117	88.6
3	182,082	7.6	9	6.8
4	38,406	1.6	3	2.3
Total	$2,386,977	100.0%	132	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	—	—	—
Total	$2,289,105	100.0%	106	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

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

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals 17.5% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal to 17.5%, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below.

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

Year 3:Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million

Year 4:Fair value of Investment B determined to be $45.0 million

Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:

Year 1:None

Year 2:$0.875 million

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

Year 4:$0.175 million, which is calculated as follows:

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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Fees and Expenses

Our primary operating expenses include the payment of fees to our Advisor under the Amended Advisory Agreement, our allocable portion of overhead expenses under the administration agreement (the “Administration Agreement”) and other operating costs, including those described below. The Base Management Fee and Incentive Fee compensate our Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our operational and organizational costs;
●	the costs of any public offerings of our common stock and other securities, including registration and listing fees;
●	cost of calculating our net asset value, including the cost and expenses of any third-party valuation services;
●	fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including our Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring our investments and, if necessary, enforcing our rights;
●	interest payable on debt and other borrowing costs, if any, incurred to finance our investments;
●	costs of effecting sales and repurchases of our common stock and other securities;
●	distributions on our common stock;
●	transfer agent and custody fees and expenses;
●	the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;
●	other expenses incurred by BCSF Advisors or us in connection with administering our business, including payments made to third-party providers of goods or services;
●	brokerage fees and commissions;
●	federal and state registration fees;
●	U.S. federal, state and local taxes;
●	Independent Directors’ fees and expenses;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
●	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	our fidelity bond;

●	directors and officers’ errors and omissions liability insurance, and any other insurance premiums;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance, tax and legal costs;
●	fees and expenses associated with marketing efforts;
●	dues, fees and charges of any trade association of which we are a member; and
●	all other expenses reasonably incurred by us or the Administrator in connection with administering our business.

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

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

On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes.

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2022, there were no borrowings under the Revolving Advisor Loan.

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

The 2023 Notes will mature on June 10, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes will bear interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of December 31, 2022, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

On August 24, 2022, the Company issued a notice to the noteholders of the 2023 Notes, indicating its intention to prepay the total aggregate principal amount committed of $150.0 million, including the principal amount outstanding of $112.5 million, under the 2023 Notes pursuant to the terms of the Note Purchase Agreement governing the 2023 Notes. The Notes were prepaid at 100% of their principal amount, plus accrued and unpaid interest thereon, on September 6, 2022.

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

On July 6, 2022, the Company entered into the First Amendment to the Sumitomo Credit Agreement. The First Amendment provides for an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $300.0 million to $385.0 million. The First Amendment also replaced the LIBOR benchmark provisions under the Sumitomo Credit Agreement with SOFR benchmark provisions, including applicable credit spread adjustments.

On July 22, 2022, the Company entered into the Increasing Lender/Joinder Lender Agreement (the “Joinder Agreement”), dated as of July 22, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $385.0 million to $485.0 million.

On August 24, 2022, the Company entered into the Second Amendment, which provides for, among other things, an upsize in the total commitments from lenders under the Sumitomo Credit Agreement from $485.0 million to $635.0 million.

On December 14, 2022, the Company entered into a second Increasing Lender/Joinder Lender Agreement (the “Second Joinder Agreement”), dated as of December 14, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Second Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $635.0 million to $665.0 million.

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent public accounting firm; and
●	pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that conflicts of interest may arise from time to time in relation to proxy voting requirements. A conflict between the Advisor and any client can arise in a number of situations. The following non-exclusive examples illustrate conflicts of interest that could arise:

●	A failure to vote in favor of a position supported by management may harm the relationship the Advisor or the Company has with the company;
●	A failure to vote in favor of a particular proposal may harm the relationship the Advisor or the Company has with the proponent of the proposal;
●	A failure to vote for or against a particular proposal may adversely affect a business or personal relationship, such as when an officer of the Advisor has a spouse or other relative who serves as a director of the company, is employed by the company or otherwise has an economic interest therein; or
●	Conflicts arising from investment positions held by affiliates of the Advisor.

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

●	an individual who is a citizen or resident of the United States;
●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (collectively, the “Diversification Tests”).

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

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board has designated the Advisor as the Valuation Designee pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of these loans and securities in good faith as described below in “— The majority of our portfolio investments are recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor’s investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2022 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2022, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022 (180%) (1)	(27.65)%	(16.04)%	(4.43)%	7.19%	18.80%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(37.80)%	(22.44)%	(7.08)%	8.28%	23.64%

(1)	Based on (i) $2,592.4 million in total assets as of December 31, 2022, (ii) $1,395.5 million in outstanding indebtedness as of December 31, 2022, (iii) $1,116.4 million in net assets as of December 31, 2022, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2022, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.5%.
(2)	Based on (i) $3,429.7 million in total assets on a pro forma basis as of December 31, 2022, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,232.8 million in outstanding indebtedness on a pro forma basis as of December 31, 2022 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,116.4 million in net assets as of December 31, 2022, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2022, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.5%.

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

On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or us. At this time, U.S. dollar LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). All remaining U.S. dollar LIBOR settings will cease to be published after June 30, 2023, absent subsequent action by the relevant authorities.

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

The majority of our portfolio investments are recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

We expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by the Advisor, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Advisor and not by such third-party valuation firm. The types of factors that the Advisor may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation on investments.

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

The central banks and, in particular, the Federal Reserve, have taken unprecedented steps in recent periods. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

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

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks. These heightened risks could also include, but are not limited to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitation on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

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

In addition, investment in middle market companies involves a number of other significant risks, including:

●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
●	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board as described above in “— The majority of our portfolio investments are recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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

There are special risks associated with investing in preferred securities, including:

●	preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
●	preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
●	preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
●	generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following our initial investment in a portfolio company, we may decide to provide additional funds to such portfolio company, seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	preserve or enhance the value of our investment.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;
●	the approval of amendments to collateral documents;
●	releases of liens on the collateral; and
●	waivers of past defaults under collateral documents.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;
●	OID income may also create uncertainty about the source of our cash dividends;
●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
●	for accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact;
●	generally, we need to recognize income for income tax purposes no later than when we recognize such income for accounting purposes;
●	the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;
●	the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to our Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;
●	even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;
●	OID and PIK create the risk that incentive fees will be paid to our Advisor based on non-cash accruals that ultimately may not be realized, while our Advisor will be under no obligation to reimburse us for these fees; and
●	PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

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

The market price and liquidity of the market for shares of our common stock that will prevail in the market may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
●	price and volume fluctuations in the overall stock market from time to time;
●	the inclusion or exclusion of our stock from certain indices;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	any loss of RIC or BDC status;
●	changes in earnings or perceived changes or variations in operating results;
●	changes or perceived changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	the inability of our Advisor to employ additional experienced investment professionals or the departure of any of our Advisor’s key personnel;
●	short-selling pressure with respect to shares of our common stock or BDCs generally;
●	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
●	uncertainty surrounding the strength of the U.S. economy;
●	concerns regarding European sovereign debt and economic activity generally;
●	operating performance of companies comparable to us;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

We have 64,562,265 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation as well as actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

In recent periods, the U.S. Federal Reserve and certain other central banks or monetary authorities have increased interest rates at significant levels and may continue to increase or maintain interest rates at increased levels. It is difficult to predict the magnitude or timing of these interest rate increases and the impact these actions will have on the Company’s portfolio companies and the markets where they operate.

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

Risks Relating to COVID-19

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

The war in Ukraine and Russia may continue to have a material adverse impact on us and our portfolio companies.

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

Holders

As of February 11, 2023, there were approximately 110 holders of record of our common stock.

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

Performance Graph

The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2022. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
11/15/2018
12/31/2018
2/28/2019
4/30/2019
6/28/2019
8/30/2019
10/31/2019
12/31/2019
2/28/2020
4/30/2020
6/30/2020
8/31/2020
10/30/2020
12/31/2020
2/26/2021
4/30/2021
6/30/2021
8/31/2021
10/29/2021
12/31/2021
2/28/2022
4/29/2022
6/30/2022
8/31/2022
10/31/2022
12/30/2022
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the dates indicated in the table below which is derived from our consolidated financial statements and related notes. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2022, is included elsewhere in this annual report on Form 10-K.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2022	$443.0	$5,670.2	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$365.7	$6,920.2	—	N/A
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2022	$352.5	$7,125.9	—	N/A
December 31, 2021	$352.5	$7,179.3	—	N/A
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$112.5	$22,495.2	—	N/A
December 31, 2020	$150.0	$16,890.1	—	N/A
March 2026 Notes
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
October 2026 Notes
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
Total Senior Securities
December 31, 2022	$1,395.5	$1,800.0	—	N/A
December 31, 2021	$1,430.7	$1,768.9	—	N/A
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)	The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “— “ in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Consolidated Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

The following selected consolidated financial data as of and for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):

	As of and for the	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Consolidated Statements of operations data:
Total investment income	$219,545	$197,394	$194,460	$197,945	$99,294
Total expenses, net of waivers	116,002	109,522	108,397	113,078	43,364
Net investment income before taxes	103,543	87,872	86,063	84,867	55,930
Excise tax expense	837	134	232	—	—
Net investment income after taxes	102,706	87,738	85,831	84,867	55,930
Net realized and unrealized gain (loss)	2,774	32,069	(77,553)	13,218	(29,285)
Net increase in net assets resulting from operations	$105,480	$119,807	$8,278	$98,085	$26,645
Per share data:
Net investment income	$1.59	$1.36	$1.46	$1.64	$1.45
Net increase in net assets resulting from operations	$1.63	$1.86	$0.14	$1.90	$0.69
Distributions declared(1)	$1.38	$1.36	$1.43	$1.64	$1.52
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$2,592,434	$2,571,193	$2,603,492	$2,645,554	$1,791,014
Total investments, at fair value	2,386,977	2,289,105	2,484,488	2,527,055	1,727,806
Total liabilities	1,476,043	1,471,187	1,535,488	1,627,154	789,385
Total debt, net of unamortized debt issuance costs	1,385,303	1,414,982	1,458,360	1,574,635	634,925
Total net assets	1,116,391	1,100,006	1,068,004	1,018,400	1,001,629

(1)	The per share data for distributions reflects the actual amount of distributions declared during the period.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through December 31, 2022, we have invested approximately $6,400.2 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2022 and December 31, 2021, 94.5% and 97.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments  that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2022, the Company’s asset coverage was 180.0%.

Investment Decision Process

The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global contacts, enabling the group to generate middle market investment opportunities. Our Advisor also seeks to leverage the contacts of Bain Capital Credit’s industry groups, Trading Desk, and Special Situations team, including private equity firms, banks and a variety of advisors and other intermediaries.

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

Environmental, Social and Governance

Our Advisor believes that environmental, social, and governance (ESG) management helps to create lasting impact for all of its stakeholder groups, including investors, portfolio companies, employees and communities. ESG risks can have a negative impact on an issuer’s ability to meet its financial obligations. Therefore, strong ESG management aligns with our Advisor’s goal to seek and generate attractive risk-adjusted returns with the capital it invests. Our Advisor considers ESG factors throughout its investment decision-making process. These factors include, but are not limited to, applying a negative screen to avoid investing in companies with outsized ESG risks; examining the impact a company has on society and the environment during the diligence process; seeking to consider ESG factors from a company-specific and sector-wide perspective; and engaging companies via corporate actions and board seats, where applicable.

Portfolio and Investment Activity

During the year ended December 31, 2022, we invested $1,517.3 million, including PIK, in 104 portfolio companies, and had $1,411.9 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $105.4 million for the year. Of the $1,517.3 million invested during the year ended December 31, 2022, $182.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,703,591	70.4%	$1,630,877	68.3%	10.9%	11.2%
Second Lien Senior Secured Loans	98,120	4.1	93,950	3.9	13.7	14.3
Subordinated Debt	43,752	1.8	43,922	1.8	11.6	11.6
Structured Products	24,050	1.0	22,763	1.0	19.8	20.9
Preferred Equity	57,106	2.4	80,945	3.4	10.0	8.6
Equity Interests	189,896	7.8	210,689	8.8	10.6	10.7
Warrants	480	0.0	524	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	237,974	9.8	237,974	10.0	11.4	11.4
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(644)	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	64,959	2.7	65,977	2.8	17.9	17.6
Total	$2,419,938	100.0%	$2,386,977	100.0%	11.4%	11.6%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%	7.3%	7.4%
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2	9.8	9.9
Subordinated Debt	19,635	0.8	20,027	0.9	11.4	11.2
Preferred equity	42,452	1.8	53,991	2.4	10.0	9.5
Equity Interests	156,399	6.8	151,844	6.6	7.9	9.7
Warrants	2	0.0	126	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	125,437	5.5	125,437	5.5	9.0	9.0
Equity Interests in Investment Vehicles (2)	39,596	1.7	44,444	1.9	8.4	7.5
Total	$2,311,384	100.0%	$2,289,105	100.0%	7.6%	7.8%
(1)

Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.

(2)	Represents debt and equity investment in ISLP.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2022:

As of
December 31, 2022
Number of portfolio companies	132
Percentage of debt bearing a floating rate (1)	94.5%
Percentage of debt bearing a fixed rate (1)	5.5%

(1)	Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2021:

As of
December 31, 2021
Number of portfolio companies	106
Percentage of debt bearing a floating rate (1)	97.8%
Percentage of debt bearing a fixed rate (1)	2.2%
(1)	Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage at
	Amortized	Amortized		Percentage at
	Cost	Cost	Fair Value	Fair Value
Performing	$2,348,395	97.0%	$2,348,571	98.4%
Non-accrual	71,543	3.0	38,406	1.6
Total	$2,419,938	100.0%	$2,386,977	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,311,384	100.0%	$2,289,105	100.0%
Total	$2,311,384	100.0%	$2,289,105	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, there were five loans from three issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2021, there were no loans placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
First Lien Senior Secured Loans	$1,703,591	66.9%	$1,630,877	65.0%
Second Lien Senior Secured Loans	98,120	3.9	93,950	3.7
Subordinated Debt	43,752	1.7	43,922	1.7
Structured Products	24,050	0.9	22,763	0.9
Preferred Equity	57,106	2.2	80,945	3.2
Equity Interests	189,896	7.4	210,689	8.4
Warrants	480	0.0	524	0.0
Subordinated Notes in Investment Vehicles (1)	237,974	9.3	237,974	9.5
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(644)	0.0
Equity Interests in Investment Vehicles (1)	64,959	2.5	65,977	2.6
Cash and cash equivalents	30,205	1.2	30,205	1.2
Foreign cash	34,528	1.4	29,575	1.2
Restricted cash and cash equivalents	65,950	2.6	65,950	2.6
Total	$2,550,621	100.0%	$2,512,707	100.0%

(1)	Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2021 (dollars in thousands):

	As of December 31, 2021
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
First Lien Senior Secured Loans	$1,807,805	71.9%	$1,774,675	71.2%
Second Lien Senior Secured Loans	120,058	4.8	118,561	4.7
Subordinated Debt	19,635	0.8	20,027	0.8
Preferred Equity	42,452	1.7	53,991	2.2
Equity Interests	156,399	6.1	151,844	6.1
Warrants	2	0.0	126	0.0
Subordinated Notes in Investment Vehicles (1)	125,437	5.0	125,437	5.0
Equity Interests in Investment Vehicles (1)	39,596	1.6	44,444	1.8
Cash and cash equivalents	87,443	3.5	87,443	3.5
Foreign cash	30,877	1.2	29,979	1.2
Restricted cash and cash equivalents	86,159	3.4	86,159	3.5
Total	$2,515,863	100.0%	$2,492,686	100.0%
(1)	Represents debt and equity investment in ISLP

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

●	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

●	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
●	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage	Number of	Percentage of
Investment Performance Rating	Fair Value	of Total	Companies(1)	Total
1	$2,499	0.1%	3	2.3%
2	2,163,990	90.7	117	88.6
3	182,082	7.6	9	6.8
4	38,406	1.6	3	2.3
Total	$2,386,977	100.0%	132	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2021  (dollars in thousands):

	As of December 31, 2021
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$42,233	1.9%	4	3.8%
2	2,017,059	88.1	95	89.6
3	229,813	10.0	7	6.6
4	—	—	—	—
Total	$2,289,105	100.0%	106	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

Results of Operations

Our operating results for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Total investment income	$219,545	$197,394	$194,460
Total expenses, net of fee waivers	116,002	109,522	108,397
Net investment income before taxes	103,543	87,872	86,063
Less Income taxes, including excise tax	837	134	232
Net investment income	102,706	87,738	85,831
Net realized gain (loss)	22,359	(10,902)	(27,222)
Net change in unrealized appreciation (depreciation)	(19,585)	42,971	(50,331)
Net increase in net assets resulting from operations	$105,480	$119,807	$8,278

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for years ended December 31, 2022, 2021 and 2020 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest income	$166,273	$167,343	$174,197
Dividend income	23,144	13,115	9,324
PIK income	15,037	10,763	8,778
Other income	15,091	6,173	2,161
Total investment income	$219,545	$197,394	$194,460

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $166.3 million for the year ended December 31, 2022 from $167.3 million for the year ended December 31, 2021, primarily due to the continued ramping of the joint ventures, ISLP and SLP, and the increase in PIK, between the periods. Our investment portfolio at amortized cost increased to $2,419.9 million from $2,311.4 million for the years ended December 31, 2022 and 2021, respectively. Dividend income increased to $23.1 million for the year ended December 31, 2022 from $13.1 million for the year ended December 31, 2021, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $15.1 million for the year ended December 31, 2022 from $6.2 million for the year ended December 31, 2021, primarily due to an increase in one-time fees earned on certain investments. As of December 31, 2022, the weighted average yield of our investment portfolio increased to 11.4% from 7.6% as of December 31, 2021, at amortized cost.

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $167.3 million for the year ended December 31, 2021 from $174.2 million for the year ended December 31, 2020, primarily due to the formation of the International Senior Loan Program, LLC (“ISLP”) joint venture. Our investment portfolio at amortized cost decreased to $2,311.4 million from $2,522.7 million for the years ended December 31, 2021 and 2020, respectively. Dividend income increased to $13.1 million for the year ended December 31, 2021 from $9.3 million for the year ended December 31, 2020, primarily due to the formation of the ISLP joint venture and our investment in Gale Aviation (Offshore) Co. PIK income increased to $10.8 million for the year ended December 31, 2021 from $8.8 million for the year ended December 31, 2020, primarily due to the Company’s investment in Direct Travel, Inc. As of December 31, 2021, the weighted average yield of our investment portfolio increased to 7.6% from 7.3% as of December 31, 2020, at amortized cost.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest and debt financing expenses	$52,318	$51,345	$63,309
Base management fee	34,669	34,888	35,215
Incentive fee	19,572	24,028	4,473
Professional fees	2,959	2,854	2,626
Directors fees	707	725	726
Other general and administrative expenses	5,777	5,038	5,398
Total expenses, before fee waivers	$116,002	$118,878	$111,747
Base management fee waiver	—	(4,837)	(2,676)
Incentive fee waiver	—	(4,519)	(674)
Total expenses, net of fee waivers	$116,002	$109,522	$108,397

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $52.3 million and $51.3 million for the years ended December 31, 2022 and 2021, respectively. Interest and debt financing expense for the year ended December 31, 2022 as compared to December 31, 2021 increased primarily due to rise in base rates of the variable rate debt and the usage of our Sumitomo Credit Facility, offset by the termination of the JPM Credit Facility, retirement of the 2023 Notes, refinance of the 2019-1 Debt to more favorable rates and the sale of the 2018-1 Notes to the SLP between periods.  The weighted average principal debt balance outstanding for the year ended December 31, 2022 was $1.3 billion compared to $1.6 billion for the year ended December 31, 2021.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for years ended December 31, 2022 and 2021 were 3.5% and 3.1%, respectively.

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

Management Fee

Management fee (net of waivers) increased to $34.7 million for the year ended December 31, 2022 from $30.1 million for the year ended December 31, 2021. Management fee decreased to $34.7 million for the year ended December 31, 2022 from $34.9 million for the year ended December 31, 2021, primarily due to a decrease in total assets throughout the year ended December 31, 2022 compared to the year ended December 31, 2021. Management fee waived for the years ended December 31, 2022 and 2021, were $0.0 million and $4.8 million, respectively. The decrease in management fee waived during the year ended December 31, 2022 compared to December 31, 2021, was due to a reduction of the Company’s voluntary fee waiver.

Management fee (net of waivers) decreased to $30.1 million for the year ended December 31, 2021 from $32.5 million for the year ended December 31, 2020. Management fee decreased to $34.9 million for the year ended December 31, 2021 from $35.2 million for the year ended December 31, 2020, primarily due to a decrease in total assets throughout the year ended December 31, 2021 compared to the year ended December 31, 2020. Management fee waived for the years ended December 31, 2021 and 2020, were $4.8 million and $2.7 million, respectively. The increase in management fees waived during the year ended December 31, 2021 compared to December 31, 2020, was due to the Company’s voluntary fee waiver.

Incentive Fee

Incentive fee (net of waivers) increased slightly to $19.6 million for the year ended December 31, 2022 from $19.5 million for the year ended December 31, 2021. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the year ended December 31, 2022 and $4.5 million for the year ended December 31, 2021. For the year ended December 31, 2022 there were no incentive fees related to the GAAP Incentive Fee.

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

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $8.7 million for the year ended December 31, 2022 from $7.9 million for the year ended December 31, 2021, primarily due to an increase in costs associated with servicing our investment portfolio.

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

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net realized gain on investments	$11,604	$31,274	$1,518
Net realized loss on investments	(14,684)	(10,048)	(35,342)
Net realized gain on foreign currency transactions	5,589	632	647
Net realized loss on foreign currency transactions	(297)	(4,128)	(517)
Net realized gain on forward currency exchange contracts	20,934	40	6,545
Net realized loss on forward currency exchange contracts	(40)	(23,813)	(73)
Net realized loss on extinguishment of debt	(747)	(4,859)	—
Net realized gains (losses)	$22,359	$(10,902)	$(27,222)

Net change in unrealized appreciation on investments	$69,073	$65,152	$54,050
Net change in unrealized depreciation on investments	(79,755)	(49,180)	(82,093)
Net change in unrealized appreciation (depreciation) on investments	(10,682)	15,972	(28,043)
Unrealized appreciation (depreciation) on foreign currency translation	(3,644)	(936)	108
Unrealized appreciation (depreciation) on forward currency exchange contracts	(5,259)	27,935	(22,396)
Net change in unrealized appreciation (depreciation) on foreign currency and forward currency exchange contracts	(8,903)	26,999	(22,288)
Net change in unrealized appreciation (depreciation)	$(19,585)	$42,971	$(50,331)

For the years ended December 31, 2022, 2021 and 2020, we had net realized gains (losses) on investments of ($3.1) million, $21.2 million and ($33.8) million, respectively. For the years ended December 31, 2022, 2021 and 2020, we had net realized gains (losses) on foreign currency transactions of $5.3 million ($3.5) million and $0.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we had net realized gains (losses) on forward currency contracts of $20.9 million, ($23.8) million and $6.5 million, respectively, primarily as a result of settling EUR, GBP, AUD and CAD forward contracts.

For the year ended December 31, 2022, we had $69.1 million in unrealized appreciation on 53 portfolio company investments, which was offset by $79.8 million in unrealized depreciation on 89 portfolio company investments. Unrealized depreciation for the year ended December 31, 2022 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

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

For the years ended December 31, 2022, 2021 and 2020, we had unrealized appreciation (depreciation) on forward currency exchange contracts of ($5.3) million, $27.9 million and ($22.4) million, respectively. For the year ended December 31, 2022, unrealized depreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts. For the year ended December 31, 2021, unrealized appreciation on forward currency exchange contracts was due to EUR and GBP forward contracts. For the year ended December 31, 2020, unrealized depreciation on forward currency exchange contracts was due to CAD, EUR, GBP, DKK, NOK and AUD forward contracts.

The following table summarizes the impact of foreign currency for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$(5,211)	$(16,764)	$16,926
Net realized gain (loss) on investments due to foreign currency	(9,419)	13,945	1,053
Net change in unrealized appreciation (depreciation) on foreign currency translation	(3,644)	(936)	108
Net realized gain (loss) on foreign currency transactions	5,292	(3,496)	130
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,259)	27,935	(22,396)
Net realized gain (loss) on forward currency exchange contracts	20,894	(23,773)	6,472
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$2,653	$(3,089)	$2,293

Included in total net gains (losses) on the consolidated statements of operations is losses of ($13.0) million, ($7.3) million and $18.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2022, 2021 and 2020, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $15.6 million, $4.2 million and ($15.9) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.6 million ($3.1) million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2022, 2021 and 2020, the net increase in net assets resulting from operations was $105.5 million $119.8 million and $8.3 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2022, 2021 and 2020, our per share net increase in net assets resulting from operations was $1.63, $1.86 and $0.14, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019-1 Debt, March 2026 Notes, October 2026 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 180.0% and 177.0%, respectively.

At December 31, 2022 and December 31, 2021, we had $125.7 million and $203.6 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2022, we had approximately $222.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements. At December 31, 2021, we had approximately $300.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the year ended December 31, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $77.9 million. During the year ended December 31, 2022, we used $316.8 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $1,404.1 million, which was offset by proceeds from principal payments and sales of investments of $988.1 million and a net increase in assets resulting from operations of $105.5 million.

During the year ended December 31, 2022, we provided $238.3 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and the retirement of the 2023 Notes.

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

During the year ended December 31, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2020, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2022, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of December 31, 2022 and December 31, 2021 were as follows:

	As of December 31, 2022			As of December 31, 2021
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Debt	352,500	352,500	351,099	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	—	—	—	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	296,392	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,812	300,000	300,000	293,442
Sumitomo Credit Facility(2)	665,000	443,000	443,000	300,000	—	—
Total Debt	$1,667,500	$1,395,500	$1,385,303	$1,818,200	$1,430,700	$1,414,982

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2)On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7M. As of December 31, 2022, $14.7M is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

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

On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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

As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of  $56.0 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2022, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.4 million and $1.5 million as of December 31, 2022 and December 31, 2021, respectively.

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2022, there were no borrowings under the Revolving Advisor Loan.

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

On July 6, 2022, the Company entered into the First Amendment to the Sumitomo Credit Agreement. The First Amendment provides for an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $300.0 million to $385.0 million. The First Amendment also replaced the LIBOR benchmark provisions under the Sumitomo Credit Agreement with SOFR benchmark provisions, including applicable credit spread adjustments.

On July 22, 2022, the Company entered into the Increasing Lender/Joinder Lender Agreement (the “Joinder Agreement”), dated as of July 22, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $385.0 million to $485.0 million.

On August 24, 2022, the Company entered into the Second Amendment, which provides for, among other things, an upsize in the total commitments from lenders under the Sumitomo Credit Agreement from $485.0 million to $635.0 million.

On December 14, 2022, the Company entered into a second Increasing Lender/Joinder Lender Agreement (the “Second Joinder Agreement”), dated as of December 14, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Second Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $635.0 million to $665.0 million.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2022 and December 31, 2021, there were $443.0 million and $0.0 million of borrowings under the Sumitomo Credit Facility.

Distribution Policy

The following table summarizes distributions declared during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
Feburuary 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
July 26, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
Total distributions declared			$4.17	$263,928

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

As of December 31, 2022, the Company had $303.7 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$497
A&R Logistics, Inc. - Revolver	5/5/2025	5,735
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	5,046
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - First Lien Senior Secured Loan	6/4/2029	2,642
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	7
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,463
Ansira Holdings New DD T/L(2) - First Lien Senior Secured Loan	12/20/2024	1,508
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	7,208
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,709
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,334
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Cloud Technology Solutions (CTS) - Revolver	7/3/2029	1,705
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	2,340
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Darcy Partners R/C - First Lien Senior Secured Loan	6/1/2028	349
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	1,915
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	2,267
Element Buyer, Inc. - Revolver	7/19/2024	4,250
Eleven Software - Revolver	9/25/2026	1,339
Grammer Purchaser, Inc. - Revolver	9/30/2024	234
Great Expressions Dental Center PC - Revolver	9/28/2023	127
Gulf Winds International - Revolver	12/16/2028	5,292
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Delayed Draw	9/9/2025	31
JHCC Holdings, LLC - Revolver	9/9/2025	1,088
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	6,026

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Margaux Acquisition Inc. - Revolver	12/19/2025	1,915
Margaux UK Finance Limited - Revolver	12/19/2024	603
masLabor - Revolver	7/1/2027	345
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	8,931
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,542
Morrow Sodali - Delayed Draw	4/25/2028	1,345
Morrow Sodali - Revolver	4/25/2028	1,312
MRH Trowe Beteiligungsgesellschaft MBH - First Lien Senior Secured Loan	7/26/2028	7,888
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Delayed Draw	5/26/2028	62
New Look Vision Group - Revolver	5/26/2026	571
OGH Bidco Limited - Delayed Draw	6/29/2029	7,440
Omni Intermediate - Delayed Draw	11/23/2026	504
Omni Intermediate R/C - First Lien Senior Secured Loan	11/30/2026	732
Paisley Bidco Limited - Revolver	11/26/2028	1,460
Parcel2Go - First Lien Senior Secured Loan	7/15/2028	33
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,340
RoadOne - Delayed Draw	12/29/2028	5,666
RoadOne - Revolver	12/29/2028	3,388
RoC Opco LLC - Revolver	2/25/2025	7,510
Saltoun - Delayed Draw	4/11/2028	14,358
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,470
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	6,800
Spring Finco DD T/L - First Lien Senior Secured Loan	7/15/2029	1,259
SunMed Group Holdings, LLC - Revolver	6/16/2027	639
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	939
Swoogo LLC - Revolver	12/9/2026	1,243

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
TEI Holdings Inc. - Revolver	12/23/2025	4,221
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	11,429
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TGI Sport Bidco Pty Ltd - Delayed Draw	4/30/2026	1,315
TLC Purchaser, Inc. - Revolver	10/13/2025	1,828
V Global Holdings LLC - Revolver	12/22/2025	9,690
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,704
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,253
Whitcraft LLC - Revolver	4/3/2023	362
World Insurance - Revolver	4/1/2026	326
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	2,705
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$303,665

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L - First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,433
Captain D’s LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	215
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	675
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/22/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,803
New Look Vision Group - Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C - Revolver	11/30/2026	549
Opus2 - Delayed Draw	5/5/2028	7,382

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Paisley Bidco Limited - Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility - Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	1,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	3,240
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2027	3,026
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,478
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$234,031

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2021.

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

The following table shows the contractual maturities of our debt obligations as of December 31, 2022 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	443,000	—	—	443,000	—
Total Debt Obligations	$1,395,500	$—	$—	$1,043,000	$352,500

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

Assuming that the statement of financial condition as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 25 basis points	$(4,894)	$(1,989)	$(2,905)
Up 100 basis points	19,389	7,955	11,434
Up 200 basis points	39,151	15,910	23,241
Up 300 basis points	58,726	23,865	34,861

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 114.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, 2019, 2018, 2017, and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2019, 2018, 2017 and 2016 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the seven years in the period ended December 31, 2022, appearing on pages 78 and 79 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Subordinated Debt,

Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs

As described in Notes 2 and 4 to the consolidated financial statements, $2,119 million of the Company’s $2,387 million total investments at fair value as of December 31, 2022 represent level 3 portfolio investments for which significant unobservable inputs were used in developing the fair value. Management used the income approach and the market approach to determine the fair value of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests. As disclosed by management, management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate which are used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in the market approach is the comparable company multiple which is used to estimate the enterprise value of the underlying investment.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests valued using significant unobservable inputs is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of certain level 3 portfolio investments which included the development and use of significant unobservable inputs related to the comparative yields, discount rates, and comparable company multiples; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the valuation; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests valued using significant unobservable inputs, including controls over the methods, data, and significant unobservable inputs related to the comparative yields, discount rates, and comparable company multiples. These procedures also included, among others, either (i) testing management’s process for determining the fair value estimate of certain level 3 portfolio investments, which included (a) evaluating the appropriateness of the income and market approaches; (b) testing the completeness and accuracy of the underlying data used in the income and market approaches; (c) evaluating the reasonableness of the significant unobservable inputs used by management related to the comparative yields, discount rates, and comparable company multiples by considering the consistency with external market and industry data and evidence obtained in other areas of the audit; and (d) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant unobservable inputs related to the comparative yields, discount rates, and comparable company multiples for certain level 3 portfolio investments; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of fair values for certain level 3 portfolio investments using independently developed significant unobservable inputs related to the comparative yields, discount rates, and comparable company multiples and comparing the independent range of fair values to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent range of fair values involved testing the completeness and accuracy of the underlying data used in developing the independent range of fair values.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2023

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016
Bain Capital Specialty Finance, Inc.
Bain Capital Private Credit

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31,
	2022	2021

Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,846,172 and $1,921,970, respectively)	$1,774,947	$1,901,054
Non-controlled/affiliate investment (amortized cost of $133,808 and $100,888 respectively)	173,400	113,290
Controlled affiliate investment (amortized cost of $439,958 and $288,526, respectively)	438,630	274,761
Cash and cash equivalents	30,205	87,443
Foreign cash (cost of $34,528 and $30,877, respectively)	29,575	29,979
Restricted cash and cash equivalents	65,950	86,159
Collateral on forward currency exchange contracts	9,612	2,815
Deferred financing costs	3,742	2,178
Interest receivable on investments	34,270	19,269
Receivable for sales and paydowns of investments	18,166	30,334
Prepaid Insurance	194	193
Unrealized appreciation on forward currency exchange contracts	62	5,321
Dividend receivable	13,681	18,397
Total Assets	$2,592,434	$2,571,193

Liabilities
Debt (net of unamortized debt issuance costs of $10,197 and $15,718, respectively)	$1,385,303	$1,414,982
Interest payable	12,130	7,058
Payable for investments purchased	34,292	7,594
Base management fee payable	8,906	8,792
Incentive fee payable	9,216	4,727
Accounts payable and accrued expenses	2,954	6,083
Distributions payable	23,242	21,951
Total Liabilities	1,476,043	1,471,187

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable earnings (loss)	(52,058)	(68,443)
Total Net Assets	1,116,391	1,100,006
Total Liabilities and Total Net assets	$2,592,434	$2,571,193

Net asset value per share	$17.29	$17.04

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$138,984	$153,703	$170,914
Dividend income	634	514	787
PIK income	13,495	4,475	7,272
Other income	15,091	6,173	1,955
Total investment income from non-controlled/non-affiliate investments	168,204	164,865	180,928

Investment income from non-controlled/affiliate investments:
Interest from investments	7,470	1,818	639
Dividend income	4,109	—	—
PIK income	1,542	5,622	1,227
Other Income	—	—	202
Total investment income from non-controlled/affiliate investments	13,121	7,440	2,068

Investment income from controlled affiliate investments:
Interest from investments	19,819	11,822	2,644
Dividend income	18,401	12,601	8,537
PIK income	—	666	279
Other income	—	—	4
Total investment income from controlled affiliate investments	38,220	25,089	11,464
Total investment income	219,545	197,394	194,460

Expenses
Interest and debt financing expenses	52,318	51,345	63,309
Base management fee	34,669	34,888	35,215
Incentive fee	19,572	24,028	4,473
Professional fees	2,959	2,854	2,626
Directors fees	707	725	726
Other general and administrative expenses	5,777	5,038	5,398
Total expenses before fee waivers	116,002	118,878	111,747
Base management fee waiver	—	(4,837)	(2,676)
Incentive fee waiver	—	(4,519)	(674)
Total expenses, net of fee waivers	116,002	109,522	108,397
Net investment income before taxes	103,543	87,872	86,063
Excise tax expense	837	134	232
Net investment income	102,706	87,738	85,831

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(1,725)	25,084	(33,824)
Net realized gain (loss) on non-controlled/affiliate investments	(1,355)	—	—
Net realized loss on controlled affiliate investments	—	(3,858)	—
Net realized gain (loss) on foreign currency transactions	5,292	(3,496)	130
Net realized gain (loss) on forward currency exchange contracts	20,894	(23,773)	6,472
Net realized loss on extinguishment of debt	(747)	(4,859)	—
Net change in unrealized appreciation (depreciation) on foreign currency translation	(3,644)	(936)	108
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,259)	27,935	(22,396)
Net change in unrealized depreciation on non-controlled/non-affiliate investments	(50,309)	(568)	(6,744)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliate investments	27,190	12,576	(174)
Net change in unrealized appreciation (depreciation) on controlled affiliate investments	12,437	3,964	(21,125)
Total net gains (losses)	2,774	32,069	(77,553)

Net increase in net assets resulting from operations	$105,480	$119,807	$8,278

Basic and diluted net investment income per common share	$1.59	$1.36	$1.46
Basic and diluted increase in net assets resulting from operations per common share	$1.63	$1.86	$0.14
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	58,670,518

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Operations:
Net investment income	$102,706	$87,738	$85,831
Net realized gain (loss)	22,359	(10,902)	(27,222)
Net change in unrealized appreciation (depreciation)	(19,585)	42,971	(50,331)
Net increase in net assets resulting from operations	105,480	119,807	8,278
Stockholder distributions:
Distributions from distributable earnings	(89,095)	(87,805)	(87,029)
Net decrease in net assets resulting from stockholder distributions	(89,095)	(87,805)	(87,029)
Capital share transactions:
Issuance of common stock, net	—	—	128,355
Net increase in net assets resulting from capital share transactions	—	—	128,355
Total increase in net assets	16,385	32,002	49,604
Net assets at beginning of year	1,100,006	1,068,004	1,018,400
Net assets at end of year	$1,116,391	$1,100,006	$1,068,004

Net asset value per common share	$17.29	$17.04	$16.54
Common stock outstanding at end of year	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$105,480	$119,807	$8,278
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,404,088)	(1,177,339)	(516,234)
Proceeds from principal payments and sales of investments	988,084	1,399,163	538,494
Net realized (gain) loss from investments	3,080	(21,226)	33,824
Net realized (gain) loss on foreign currency transactions	(5,292)	3,496	(130)
Net realized loss on extinguishment of debt	747	4,859	—
Net change in unrealized (appreciation) depreciation on forward currency exchange contracts	5,259	(27,935)	22,396
Net change in unrealized (appreciation) depreciation on investments	10,682	(15,972)	28,043
Net change in unrealized (appreciation) depreciation on foreign currency translation	3,644	936	(108)
Increase in investments due to PIK	(15,037)	(10,763)	(8,779)
Accretion of discounts and amortization of premiums	(4,934)	(5,674)	(5,905)
Amortization of deferred financing costs and debt issuance costs	3,896	5,731	2,675
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(6,797)	2,119	(4,934)
Interest receivable on investments	(15,001)	(3,549)	6,762
Prepaid Insurance	(1)	(193)	—
Dividend receivable	4,716	(10,808)	(6,628)
Interest payable	5,072	(1,165)	(7,311)
Collateral payable on forward currency exchange contracts	—	—	(331)
Base management fee payable	114	2,503	(976)
Incentive fee payable	4,489	928	(714)
Accounts payable and accrued expenses	(943)	636	996
Net cash provided by (used in) operating activities	(316,830)	265,554	89,418

Cash flows from financing activities
Borrowings on debt	792,747	1,425,050	597,262
Repayments on debt	(462,247)	(1,461,826)	(710,802)
Payments of financing costs	(4,366)	—	(1,447)
Payments of offering costs	—	—	(3,545)
Payments of debt issuance costs	—	(14,053)	(3,648)
Proceeds from issuance of common stock	—	—	131,917
Stockholder distributions paid	(87,804)	(87,805)	(86,254)
Net cash (used in) provided by financing activities	238,330	(138,634)	(76,517)

Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(78,500)	126,920	12,901
Effect of foreign currency exchange rates	649	(5,041)	(45)
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	203,581	81,702	68,846
Cash, foreign cash, restricted cash and cash equivalents, end of year	$125,730	$203,581	$81,702
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$43,350	$46,780	$67,945
Cash paid for excise taxes during the year	$134	$237	$—
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$—	$317,077	$—
Company investment into ISLP in exchange for investments sold	$—	$128,970	$—
Company investment into SLP	$5,584	$—	$—
Deconsolidation of MM 2018-1		—
Disposition of assets	$470,616	$—	$—
Reduction of liabilities	$(390,448)	$—	$—

	2022	2021	2020
Cash	$30,205	$87,443	$53,704
Restricted cash	65,950	86,159	27,026
Foreign cash	29,575	29,979	972
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$125,730	$203,581	$81,702

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	4.25%	8.98%	10/9/2025	$16,269	16,206	13,504
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	8.25%	12.98%	10/9/2026	$6,540	6,503	5,265
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	10.48%	11/6/2025	$35,352	35,459	33,054
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	5.75% (0.25% PIK)	10.24%	11/6/2025	$4,550	4,528	4,254
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest		—	—	—	1	1,963	894
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.88%	7/1/2025	$29,898	29,611	28,403
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% (0.5% PIK)	11.25%	7/1/2025	$1,173	1,136	960
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.50%	11.96%	10/18/2026	$4,017	3,864	3,465
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (4.00% PIK)	12.72%	10/18/2026	$33,012	32,502	31,197
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	1,417	1,417	1,362
Robinson Helicopter (14)(19)(25)	Equity Interest		—	—	—	1,592	1,592	1,710
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$26,272	25,716	25,878
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/22/2029	$56,867	56,299	56,867
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/22/2029	$—	(46)	—
Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$28,686	28,651	28,686
Whitcraft LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.00%	11.25%	4/3/2023	$1,450	1,448	1,450
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	12.17%	4/30/2026	$11,724	11,659	9,438
Aerospace & Defense Total							$258,508	$246,387	22.1%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$4,999	4,937	4,949
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$15,424	15,144	15,270
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$19,261	18,889	19,068
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$98	97	98
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$19,522	19,327	19,327
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.18%	11/1/2028	$343	310	309
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	9/9/2025	$8,332	8,309	8,145
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$21,263	21,108	20,785
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	11.17%	9/9/2025	$1,746	1,719	1,682
Automotive Total							$89,840	$89,633	8.0%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	4/25/2028	$815	787	783
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.23%	4/25/2028	$2,659	2,641	2,619
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.48%	4/25/2028	$896	832	863
Banking, Finance, Insurance & Real Estate Total							$4,260	$4,265	0.4%

Beverage, Food & Tobacco
NPC International, Inc. (14)(19)(25)(27)	Equity Interest		—	—	—	342	512	35
Beverage, Food & Tobacco Total							$512	$35	0.0%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.08%	8/1/2025	$5,301	5,217	5,248
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest		—	—	—	1,419	1,419	661
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.18%	7/6/2028	$12,219	11,987	11,975
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity		—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.75%	12/22/2027	$8,000	7,843	7,860
TCFIII Owl Finance, LLC (19)	Subordinated Debt		12.00%	12.00%	1/30/2027	$4,841	4,782	4,635
Capital Equipment Total							$31,248	$30,379	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	L	4.75%	8.97%	8/10/2028	$7,287	7,076	7,069
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$5,862	5,761	5,642
V Global Holdings LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/22/2025	$—	(147)	(363)
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027	€100	103	103
Chemicals, Plastics & Rubber Total							$12,793	$12,451	1.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	11.73%	5/12/2025	$1,335	1,334	1,114
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	11.73%	5/12/2025	$14,122	14,095	11,792
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest		—	—	—	1	12	630
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity		—	—	—	120	1,202	1,545
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€2,087	2,274	2,139
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€677	768	694
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€6,335	6,888	6,477
SAM (19)(26)	First Lien Senior Secured Loan		11.25% PIK	11.25%	5/9/2028	$34,277	34,002	32,392
Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.94%	8/16/2027	$7,030	6,677	6,746
Service Master (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.99%	8/16/2027	$926	911	926
Service Master (14)(19)(25)	Equity Interest		—	—	—	350	350	426
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	12.94%	8/16/2027	$21,923	21,923	21,923
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$27,151	27,067	27,151
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.00%	9.21%	10/31/2025	$5,022	5,017	5,022
YLG Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	(40)	—
Construction & Building Total							$122,480	$118,977	10.7%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.73%	6/6/2024	$21,475	21,053	21,206
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$11,434	11,232	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	12.95%	5/30/2028	$8,915	8,756	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest		—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$35,621	35,007	27,874
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.77%	10/13/2025	$7,693	7,549	5,622
Consumer Goods: Durable Total							$84,818	$75,051	6.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest		—	—	—	939	939	1,083
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$15,125	14,753	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	8.50%	12.73%	2/25/2025	$15,041	14,882	15,041
RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan – Revolver	L	8.50%	12.45%	2/25/2025	$2,731	2,653	2,731
Solaray, LLC (15)(19)	First Lien Senior Secured Loan – Delayed Draw	SOFR	5.75%	10.43%	9/9/2023	$14,165	14,165	14,094
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$30,762	30,762	30,608
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan – Revolver	SOFR	3.55%	9.08%	9/9/2023	$5,950	5,941	5,950
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan – Delayed Draw	L	5.50%	10.23%	3/26/2026	$1,700	1,674	1,598
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$37,677	37,272	35,417
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan – Revolver	L	5.50%	10.23%	3/26/2025	$2,930	2,906	2,592
Consumer Goods: Non-Durable Total							$125,947	$124,239	11.1%

Consumer Goods: Wholesale
WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,002	5,905	5,477
WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan – Delayed Draw		—	—	4/27/2027	$—	(8)	(157)
WSP LP Interest (14)(19)(25)	Equity Interest		—	—	—	2,898	2,898	1,506
WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan – Revolver	L	6.25%	10.63%	4/27/2027	$47	40	8
Consumer Goods: Wholesale Total							$8,835	$6,834	0.6%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$4,083	4,013	4,032
ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan – Revolver		—	—	12/29/2027	$—	(54)	(41)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$13,017	12,379	11,871
Containers, Packaging, & Glass Total							$16,338	$15,862	1.4%

Energy: Oil & Gas
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$2,770	2,751	2,770
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$32,990	32,858	32,990
Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan – Revolver	P	3.75%	11.25%	7/2/2024	$1,204	1,186	1,204
Energy: Oil & Gas Total							$36,795	$36,964	3.3%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£68	82	82
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest		—	—	—		3,226	3,226	3,226
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.05%	9/7/2029		$25,714	25,464	25,457
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	9/7/2029		$—	(108)	(114)
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/7/2028		$—	(54)	(57)
Environmental Industries Total								$28,488	$28,623	2.6%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026		$1,505	1,490	1,460
Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026		$874	861	848
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/23/2026		$—	(12)	(73)
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	8.06%	9/30/2026	AUD	81	55	55
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.19%	8/1/2028		$3,825	3,733	3,729
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest		—	—	—		2,190	2,191	2,190
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£328	409	396
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.75%	10/2/2025		$2,373	2,364	2,373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.41%	10/2/2025		$9,399	9,399	9,399
FIRE: Finance Total								$20,490	$20,377	1.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	9.49%	12/19/2024		$9,105	9,088	9,105
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024		$17,591	17,445	17,591
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.98%	12/19/2024		$957	939	957
Margaux UK Finance Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/19/2024		£—	(5)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.06%	12/19/2024		£7,493	9,689	9,053
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.41%	7/26/2028		€2,631	2,655	2,817
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	6.90%	7/26/2028		€500	535	535
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€216	249	231
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€100	101	107
Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	8.30%	11/26/2028		£5,165	6,128	6,257
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€32	36	34
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.33%	4/1/2026		$8,274	8,218	8,192
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.33%	4/1/2026		$3,114	3,070	3,083
World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	4/1/2026		$605	593	596
FIRE: Insurance Total								$58,741	$58,558	5.3%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028		$15,271	15,127	15,271
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/1/2028		$—	(87)	—
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	(65)	—
Apollo Intelligence (14)(19)(25)	Equity Interest		—	—	—		32	3,197	3,164
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity		—	—	—		1,953	1,953	612
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	3/3/2025		$44,790	44,606	44,566
CPS Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/3/2025		$—	(27)	(25)
Datix Bidco Limited (6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£10	11	12
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.44%	4/27/2026		£121	164	147
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$7,730	7,768	7,285
Great Expressions Dental Center PC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$1,080	1,078	1,010
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€131	142	138
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€225	248	236
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.13%	1/2/2025		$7,141	7,064	7,141
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.13%	1/2/2025		$1,936	1,866	1,936
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028		$8,694	8,568	8,151
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.48%	6/16/2027		$590	574	513
TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	8.50%	12.91%	11/1/2024		$9,472	9,390	8,264
Healthcare & Pharmaceuticals Total								$101,609	$98,450	8.8%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£80	98	97
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.68%	6/4/2029	£7,578	8,549	9,156
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$3,856	3,822	3,856
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	10.57%	5/25/2029	$25,316	25,085	25,063
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/25/2028	$—	(31)	(34)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest		—	—	-	2,136	1,606	1,470
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	7.25%	11.54%	5/6/2027	$11,264	11,084	10,926
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/6/2027	$—	(11)	(23)
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	1	1,107	1,095
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	2	1,844	1,825
AQ Software Corporation (14)(19)(25)	Preferred Equity		—	—	—	1	507	502
CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$344	340	344
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity		—	—	—	4,408	5,360	5,326
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	11.93%	1/3/2030	£7,406	8,815	8,859
Cloud Technology Solutions (CTS) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	—	£—	(13)	(17)
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$11,149	11,133	10,759
Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	3,345	3,345	3,575
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	9.89%	7/19/2025	$10,965	10,978	10,965
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.50%	9.89%	7/18/2025	$36,625	36,767	36,625
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/19/2024	$—	(16)	—
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.55%	4/25/2027	$7,439	7,371	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.25%	12.77%	9/25/2026	$149	136	149
Eleven Software (14)(19)(25)	Preferred Equity		—	—	—	896	896	946
Gluware (19)(26)	First Lien Senior Secured Loan		9.00% (3.50% PIK)	12.50%	10/15/2025	$19,576	18,915	18,206
Gluware (14)(19)(25)	Warrants		—	—	—	3,328	478	399
MRI Software LLC (15)	First Lien Senior Secured Loan	L	5.50%	10.23%	2/10/2026	$25,662	25,602	24,732
MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver		—	—	2/10/2026	$—	53	(65)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.48%	12/9/2029	$39,648	38,855	38,855
NearMap (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2029	$—	(92)	(93)
Revalize, Inc. (14)(19)(25)	Preferred Equity		—	—	—	1	1,431	1,431
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.48%	4/15/2027	$5,358	5,313	5,077
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.46%	4/15/2027	$2,009	1,993	1,904
Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/15/2027	$—	(11)	(70)

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028		$14,920	14,652	14,622
Superna Inc. (6)(14)(19)(25)	Equity Interest		—	—	—		1,463	1,463	1,429
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.24%	12/9/2026		$2,330	2,291	2,295
Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2026		$—	(20)	(19)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€92	98	99
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$128	127	128
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$262	259	262
Utimaco (6)(14)(19)(25)	Equity Interest		—	—	—		147	2,123	2,203
Utimaco (6)(14)(19)(25)	Preferred Equity		—	—	—		147	2,123	2,203
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025		$13,771	13,668	13,530
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2025		$—	(21)	(30)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest		—	—	—		28	2,833	2,230
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	570	92	82
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	740	93	76
High Tech Industries Total								$271,044	$268,283	24.0%

Hospitality Holdings
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	—	201
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	5,000	5,836
Hospitality Holdings Total								$5,000	$6,037	0.6%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027		$14,193	13,917	13,483
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.28%	3/30/2029		$6,816	6,690	6,816
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.28%	4/2/2029		$1,852	1,777	1,852
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/31/2028		$—	(44)	—
Saltoun (19)(29)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028		$4,714	4,714	4,573
Saltoun (3)(19)	First Lien Senior Secured Loan - Delayed Draw		10.50%	10.50%	4/11/2028		$1,352	1,352	881
Hotel, Gaming & Leisure Total								$28,406	$27,605	2.5%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan	L	6.50%	10.91%	12/20/2024		$42,836	40,675	20,989
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.50%	11.23%	12/20/2024		$5,134	5,017	2,516
Ansira Holdings, Inc. (3)(7)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	8.79%	12/20/2024		$5,383	5,099	1,771
Ansira Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/20/2024		$—	—	—
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	L	7.00%	11.39%	4/30/2026	AUD	4,166	2,851	2,851
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.07%	4/30/2026	AUD	97	75	66
Media: Advertising, Printing & Publishing Total								$53,717	$28,193	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028		$1,443	1,431	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€1,300	1,418	1,392
Media: Broadcasting & Subscription Total								$2,849	$2,835	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	1,292	1,001	953
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€585	619	626
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,971	4,971	4,909
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$14,961	14,961	12,717
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$9,711	9,736	8,254
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.99%	6/30/2024		$1,275	1,275	1,275
International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025		£87	107	106
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,065	3,977	4,014
Media: Diversified & Production Total								$36,646	$32,854	2.9%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029		£139	164	168
OGH Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/29/2029		£—	(68)	—
Media: Publishing Total								$96	$168	0.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023		$18,172	18,172	18,172
Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	11.13%	6/30/2023		$916	915	916
New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	5/26/2028		$9,653	9,568	9,266
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028		$385	376	292
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	55	44	39
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	29	22	18
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.38%	5/26/2026	CAD	1,688	1,250	1,173
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026		$8,485	8,308	7,519
Walker Edison (7)(14)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (3.00% PIK)	13.48%	8/5/2027		$21,019	20,685	13,084
Retail Total								$59,340	$50,479	4.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest		—	—	—		3,337	3,337	3,859
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.35%	8.67%	7/10/2025		$16,254	16,141	13,491
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.35%	8.67%	7/10/2025		$3,934	3,906	3,265
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028		$24,598	24,376	24,352
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.74%	3/10/2028		$1,050	886	966
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028		£717	976	867
Brook Bidco (6)(14)(19)(25)	Preferred Equity		—	—	—		5,675	7,783	7,136
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029		£8,070	10,801	9,751
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029		£16	20	19
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	12.44%	6/1/2028		$1,526	1,511	1,526
Darcy Partners (19)(25)	Equity Interest		—	—	—		359	359	434
Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest		—	—	—		2	2,448	3,241
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€2,820	2,889	3,019
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€80	83	85
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	8.50% PIK	10.04%	7/13/2028		€3,000	3,018	3,212
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity		—	—	—		7,112	8,136	12,463
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£284	366	343
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£102	131	123
masLabor (19)(25)	Equity Interest		—	—	—		345	345	968
masLabor (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	6.50%	13.50%	7/1/2027		$689	672	689
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	11.24%	7/1/2027		$8,492	8,275	8,492

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
Opus2 (6)(14)(19)(25)	Equity Interest		—	—	—		2,272	2,900	2,958
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028		£123	167	148
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028		£39	50	45
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028		£125	169	147
Parcel2Go (6)(14)(19)(25)	Equity Interest		—	—	—		3,605	4,237	3,247
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027		$1,094	1,077	1,094
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2026		$—	(76)	—
Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	11/23/2027		$—	(106)	(158)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028		$12,636	12,419	12,320
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	503	51	51
Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€6,650	7,951	7,119
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€155	180	166
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026		$36,044	35,902	36,044
TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.47%	12/23/2025		$307	261	307
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	11/19/2027		$4,804	4,714	4,708
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.04%	11/19/2027		$965	906	901
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027		$1,447	1,420	1,418
Services: Business Total								$168,916	$169,053	15.1%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest		—	—	—		1	798	786
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026		$16,806	16,570	16,806
MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/21/2026		$—	(69)	—
Surrey Bidco Limited (6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026		£54	67	46
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	206	142	140
Services: Consumer Total								$17,508	$17,778	1.6%

Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest		—	—	—		124	—	—
DC Blox Inc. (14)(19)(25)	Preferred Equity		—	—	—		3,822	3,851	4,548
DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	2.00% (6.00% PIK)	11.74%	3/22/2026		$29,262	29,046	29,262
DC Blox Inc. (14)(19)(25)	Warrants		—	—	—		177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028		$15,294	15,003	15,141
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.42%	7/17/2028		$3,304	3,189	3,181
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	7/17/2028		$282	230	254
Telecommunications Total								$51,321	$52,386	4.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$5,913	5,869	5,913
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$2,399	2,375	2,398
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$31,982	31,670	31,981
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.21%	5/5/2025	$2,688	2,673	2,688
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.99%	5/5/2025	$361	255	361
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	—	445	635
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	9	9	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest		—	—	—	1,011	1,011	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Warrants		—	—	—	122	—	125
Grammer Investment Holdings LLC (19)(25)	Preferred Equity		10.00%	10.00%	—	9	791	916
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,830	3,768	3,830
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$26,625	25,828	25,826
Gulf Winds International (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/16/2028	$—	(158)	(159)
Omni Intermediate (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	11/23/2026	$—	(4)	—
Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$1,175	1,166	1,175
Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			—	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$8,770	8,686	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest		—	—	—	1,377	1,377	3,387
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.81%	12/29/2028	$19,289	18,711	18,711
RoadOne (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	—	$—	(85)	(85)
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	866	866
Transportation: Cargo Total							$105,769	$109,945	9.9%

Transportation: Consumer
Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest		—	—	—	3,090	3,090	1,066
Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	5.00% (1.75% PIK)	11.48%	5/29/2026	$6,756	5,297	4,645
Toro Private Investments II, L.P. (15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	13.48%	2/28/2025	$401	399	402
Transportation: Consumer Total							$8,786	$6,113	0.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,518	11,299	11,288
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/6/2028	$—	(37)	(40)
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	7/6/2028	$—	(47)	(101)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$14,066	13,958	14,066
Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.59%	8/28/2024	$677	654	677
Armor Group, LP (14)(19)(25)	Equity Interest		—	—	—	10	1,012	1,952
SureWerx (18)(19)	First Lien Senior Secured Loan	SOFR	6.75%	11.30%	12/28/2029	$8,365	8,156	8,198
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/28/2029	$—	(30)	(20)
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/28/2028	$134	107	113
Wholesale Total							$35,072	$36,133	3.2%
Non-Controlled/Non-Affiliate Investments Total							$1,846,172	$1,774,947	159.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	7,072	5,308	4,818
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest		—	—	—		5,119	3,842	5,310
Aerospace & Defense Total								$9,150	$10,128	0.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest		—	—	—		6,720	6,721	14,581
Beverage, Food & Tobacco Total								$6,721	$14,581	1.3%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest		—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity		—	—	—		38,505	11,777	30,785
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025		$9,040	9,039	9,040
Energy: Oil & Gas Total								$20,817	$39,825	3.6%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products		—	—	10/20/2030		$25,635	24,050	22,763
FIRE: Finance Total								$24,050	$22,763	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$3,440	3,440	3,440
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	13.23%	10/2/2025		$58,721	58,721	58,721
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$1,741	1,741	1,741
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.23%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.73%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.74%	10/2/2025		$4,125	4,125	4,125
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest		—	—	—		68	—	13,033
Transportation: Consumer Total								$73,070	$86,103	7.7%
Non-Controlled/Affiliate Investments Total								$133,808	$173,400	15.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest		—	—	—	11,863	11,863	10,388
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan		10.00%	10.00%	6/2/2023	$8,013	8,013	6,400
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest		—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest		—	—	—	90,450	90,450	91,326
Aerospace & Defense Total							$111,442	$108,114	9.7%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles		10.00%	10.00%	12/27/2033	$50,995	50,995	50,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles		—	—	—	10	10	(644)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	10	5,594	3,347
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	8.00%	11.74%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	62,337	59,365	62,630
Investment Vehicles Total							$302,943	$303,307	27.2%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest		—	—	—	25,264	25,573	27,209
Transportation: Cargo Total							$25,573	$27,209	2.4%
Controlled Affiliate Investments Total							$439,958	$438,630	39.3%
Investments Total							$2,419,938	$2,386,977	213.8%

Cash Equivalents
Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents		—	4.16%	—	$63,394	63,394	63,394
Cash Equivalents Total							$63,394	$63,394	5.7%
Investments and Cash Equivalents Total							$2,483,332	$2,450,371	219.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation) (8)
US DOLLARS 291	EURO 220	Bank of New York Mellon	1/9/2023	$56
US DOLLARS 37,234	POUND STERLING 31,000	Citibank	1/9/2023	(66)
EURO 4,000	US DOLLARS 4,023	Citibank	1/9/2023	249
US DOLLARS 4,122	EURO 4,000	Citibank	1/9/2023	(150)
US DOLLARS 11,848	POUND STERLING 9,890	Bank of New York Mellon	2/17/2023	(65)
US DOLLARS 7,894	AUSTRALIAN DOLLARS 11,440	Bank of New York Mellon	3/3/2023	112
US DOLLARS 10,917	POUND STERLING 9,440	Bank of New York Mellon	3/3/2023	(458)
US DOLLARS 1,804	CANADIAN DOLLAR 2,360	Bank of New York Mellon	3/3/2023	61
US DOLLARS 41,180	EURO 40,810	Bank of New York Mellon	3/3/2023	(2,575)
US DOLLARS 1,777	POUND STERLING 1,530	Bank of New York Mellon	3/16/2023	(67)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	11
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	96
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	285
US DOLLARS 3,094	EURO 2,920	Bank of New York Mellon	11/15/2023	(79)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,312
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(47)
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	341
US DOLLARS 3,143	EURO 3,000	Bank of New York Mellon	6/13/2025	(168)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	214
				$62

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,116,391 as of December 31, 2022.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 26.01% of the Company’s total assets.
(7)	Loan was on non-accrual status as of December 31, 2022.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds a controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used

(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $370,957 or 34.06% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Marlin-Cobalt Aggregator, L.P.	12/15/2022
Darcy Partners	6/1/2022
BCC BCSF DCB Blocker LP Interest	5/16/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Investment	Acquisition Date
Gale Aviation (Offshore) Co	1/2/2019
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tick mark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)	Cash equivalents include $55,950 of restricted cash.
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming & Machining Industries Inc.(18)(19)	Second Lien Senior Secured Loan	L	8.25%	8.47%	10/9/2026	$6,540	6,494	5,821
Forming & Machining Industries Inc.(12)(18)	First Lien Senior Secured Loan	L	4.25%	4.47%	10/9/2025	$16,439	16,352	15,288
GSP Holdings, LLC(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	6.75%	11/6/2024	$35,622	35,516	32,951
GSP Holdings, LLC(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L	5.75% (0.25% PIK)	6.75%	11/6/2025	$1,602	1,573	1,261
Kellstrom Aerospace Group, Inc(14)(19)(25)	Equity Interest		—	—	—	1	1,963	913
Kellstrom Commercial Aerospace, Inc.(18)(19)(24)	First Lien Senior Secured Loan— Revolver	L	5.50%	6.50%	7/1/2025	$2,239	2,176	1,919
Kellstrom Commercial Aerospace, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	6.50%	7/1/2025	$32,855	32,430	30,884
Mach Acquisition R/C(2)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	10/18/2026	$—	(193)	(201)
Mach Acquisition T/L(15)(19)	First Lien Senior Secured Loan	L	7.50%	8.50%	10/18/2026	$32,640	32,006	31,987
Precision Ultimate Holdings, LLC(14)(19)(25)	Equity Interest		—	—	—	1,417	1,417	1,204
WCI-HSG HOLDCO, LLC(14)(19)(25)	Preferred Equity		—	—	—	675	675	1,993
WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	4.75%	5.75%	2/24/2025	$1,209	1,190	1,209
WCI-HSG Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	4.75%	5.75%	2/24/2025	$17,422	17,285	17,422
Whitcraft LLC(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	4/3/2023	$—	(7)	(59)
Whitcraft LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	7.00%	4/3/2023	$39,775	39,594	38,482
WP CPP Holdings, LLC.(12)(15)	Second Lien Senior Secured Loan	L	7.75%	8.75%	4/30/2026	$11,724	11,646	11,495
Aerospace & Defense Total							$200,117	$192,569	17.5%

Automotive
American Trailer Rental Group(19)(26)	Subordinated Debt		9.00% (2% PIK)	11.00%	12/1/2027	$4,913	4,842	4,913
American Trailer Rental Group(19)(26)	Subordinated Debt		9.00% (2% PIK)	11.00%	12/1/2027	$15,114	14,793	15,114
Cardo(6)(12)(17)(19)	First Lien Senior Secured Loan	L	6.00%	6.50%	5/12/2028	$10,898	10,795	10,898
CST Buyer Company(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	10/3/2025	$—	(11)	—
CST Buyer Company(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.55%	6.50%	10/3/2025	$19,238	19,122	19,238
JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	P	4.50%	7.75%	9/9/2025	$2,635	2,618	2,635
JHCC Holdings, LLC(19)(31)	First Lien Senior Secured Loan— Revolver	P	5.75%	6.75%	9/9/2025	$894	863	894
JHCC Holdings, LLC(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.75%	6.75%	9/9/2025	$5,782	5,776	5,782
JHCC Holdings, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	6.75%	9/9/2025	$29,081	28,799	29,081
Automotive Total							$87,597	$88,555	8.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking
Green Street Parent, LLC(3)(5)(17)(19)(29)	First Lien Senior Secured Loan— Revolver		—	—	8/27/2025	$—	(29)	—
Green Street Parent, LLC(12)(17)(19)(29)	First Lien Senior Secured Loan	L	5.75%	5.50%	8/27/2026	$14,190	13,988	14,190
Green Street Parent, LLC(17)(19)(29)	First Lien Senior Secured Loan	L	5.00%	5.50%	8/27/2026	$4,500	4,411	4,500
Banking Total							$18,370	$18,690	1.7%

Beverage, Food & Tobacco
NPC International, Inc.(19)(25)(27)	Equity Interest		—	—	—	564	843	228
Beverage, Food & Tobacco Total							$843	$228	0.0%

Capital Equipment
East BCC Coinvest II, LLC(14)(19)(25)	Equity Interest		—	—	—	1,419	1,419	1,065
Electronics For Imaging, Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L	9.00%	9.10%	7/23/2027	$12,070	11,460	11,285
FCG Acquisitions, Inc.(14)(19)(25)	Preferred Equity		—	—	—	4	—	—
Jonathan Acquisition Company(19)(15)	Second Lien Senior Secured Loan	L	9.00%	10.00%	12/22/2027	$8,000	7,821	8,000
Tidel Engineering, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	6.75%	3/1/2024	$38,155	38,155	38,155
Tidel Engineering, L.P.(15)(19)	First Lien Senior Secured Loan	L	5.75%	6.75%	3/1/2024	$6,337	6,274	6,336
Capital Equipment Total							$65,129	$64,841	5.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	7.00%	12/22/2027	$24,813	24,242	24,813
V Global Holdings LLC(15)(19)	First Lien Senior Secured Loan— Revolver	P	5.00%	8.25%	12/22/2025	$2,050	1,893	2,050
Chemicals, Plastics & Rubber Total							$26,135	$26,863	2.4%

Construction & Building
Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan—Delayed Draw	L	5.50% (1.5% PIK)	6.50%	5/12/2025	$1,197	1,195	946
Chase Industries, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	5.50% (1.5% PIK)	6.50%	5/12/2025	$12,622	12,586	9,971
Elk Parent Holdings, LP(14)(19)(25)	Equity Interest		—	—	—	1	12	407
Elk Parent Holdings, LP(14)(19)(25)	Preferred Equity		—	—	—	120	1,202	1,427
Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	7.00%	4/18/2022	€2,087	2,274	2,326
Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	7.00%	4/18/2022	€677	768	754
Regan Development Holdings Limited(6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	7.00%	4/18/2022	€6,335	6,895	7,041
ServiceMaster LP Interest Class B Preferred Units(14) (19)(25)	Equity Interest		—	—	—	—	327	353
Service Master Revolving Loan(15)(19)	First Lien Senior Secured Loan—Revolver	L	7.50%	8.50%	8/16/2027	$1,260	1,176	1,260
Service Master Term Note(17)(19)	First Lien Senior Secured Loan	L	7.50%	8.50%	8/16/2027	$939	921	939
YLG Holdings, Inc.(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L	6.00%	7.00%	10/31/2025	$5,060	5,055	5,060
YLG Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver		—	—	10/31/2025	$—	(55)	—
YLG Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	6.25%	10/31/2025	$38,086	37,900	38,086
Construction & Building Total							$70,256	$68,570	6.2%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC(12)(15)(19)	First Lien Senior Secured Loan	L	6.50%	7.50%	6/6/2024	$16,752	16,678	16,250
Stanton Carpet T/L 2nd Lien(15)(19)	Second Lien Senior Secured Loan	L	9.00%	10.00%	4/1/2028	$19,664	19,277	19,271
TLC Holdco LP(14)(19)(25)	Equity Interest		—	—	—	1,188	1,186	431
TLC Purchaser, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan—Delayed Draw		—	—	10/13/2025	$—	(45)	(854)
TLC Purchaser, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L	5.25%	8.50%	10/13/2025	$6,408	6,296	5,340
TLC Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	7.25%	10/13/2025	$41,066	40,511	36,137
Consumer Goods: Durable Total							$83,903	$76,575	7.0%

Consumer Goods: Non-Durable
Fineline Parent Holdings(14)(19)(25)	Equity Interest		—	—	—	939	939	1,241
FL Hawk Intermediate Holdings, Inc.(15)(19)	Second Lien Senior Secured Loan	L	9.00%	10.00%	8/22/2028	$21,125	20,543	21,125
New Era Cap Co., Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.50%	7.50%	9/10/2023	$9,970	9,970	9,970
RoC Opco LLC(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver		—	—	2/25/2025	$—	(111)	—
RoC Opco LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	8.50%	9.50%	2/25/2025	$40,079	39,486	40,079
Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Delayed Draw	L	5.50%	6.50%	9/9/2023	$14,276	14,276	14,276
Solaray, LLC(15)(19)	First Lien Senior Secured Loan—Revolver	L	4.50%	5.50%	9/9/2022	$907	895	907
Solaray, LLC(12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	6.50%	9/11/2023	$41,729	41,729	41,729
WU Holdco, Inc.(18)(19)	First Lien Senior Secured Loan—Revolver	L	5.50%	5.72%	3/26/2025	$1,690	1,656	1,690
WU Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	6.50%	3/26/2026	$44,452	43,847	44,452
WU Holdco, Inc.(12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	6.50%	3/26/2026	$6,594	6,534	6,594
WU Holdco, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan		—	—	3/26/2026	$—	(31)	—
Consumer Goods: Non-Durable Total							$179,733	$182,063	16.6%

Consumer Goods: Wholesale
WSP LP Interest(14)(19)(25)	Equity Interest		—	—	—	2,898	2,898	2,829
WSP Initial Term Loan(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	7.25%	4/27/2027	$12,251	12,017	12,037
WSP Initial Term Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan		—	—	4/27/2023	$—	(36)	(31)
WSP Revolving Loan(2)(3)(5)(15)(19)	First Lien Senior Secured Loan—Revolver		—	—	4/27/2027	$—	(9)	(8)
Consumer Goods: Wholesale Total							$14,870	$14,827	1.3%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC(16)(19)	First Lien Senior Secured Loan—Revolver	L	6.00%	6.75%	12/29/2027	$651	586	586
ASP-r-pac Acquisition Co LLC(12)(16)(19)	First Lien Senior Secured Loan	L	6.00%	6.75%	12/29/2027	$27,339	26,793	26,792
Containers, Packaging, & Glass Total							$27,379	$27,378	2.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Energy: Oil & Gas
Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan—Revolver	L	5.75%	6.75%	7/2/2024	$1,488	1,457	1,487
Amspec Services, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	6.75%	7/2/2024	$43,207	42,923	43,207
Amspec Services, Inc.(15)(19)	First Lien Senior Secured Loan	L	5.75%	6.75%	7/2/2024	$2,798	2,768	2,798
Energy: Oil & Gas Total							$47,148	$47,492	4.3%

FIRE: Finance
Allworth Financial Group, L.P.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.00%	6.00%	12/23/2026	$2,528	2,476	2,528
Allworth Financial Group, L.P.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	6.00%	12/23/2026	$10,037	9,908	10,037
Allworth Financial Group, L.P.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	12/23/2026	$—	(15)	—
TA/Weg Holdings(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	5.75%	6.75%	10/2/2027	$9,495	9,495	9,495
TA/Weg Holdings(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.75%	6.75%	10/2/2027	$2,392	2,381	2,392
FIRE: Finance Total							$24,245	$24,452	2.2%

FIRE: Insurance
Margaux Acquisition Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.50%	6.50%	12/19/2024	$9,198	9,173	9,198
Margaux Acquisition, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	12/19/2024	$—	(28)	—
Margaux Acquisition Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	6.50%	12/19/2024	$28,334	28,000	28,334
Margaux UK Finance Limited(3)(6)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	5.50%	6.50%	12/19/2024	£89	112	120
Margaux UK Finance Limited(6)(15)(19)	First Lien Senior Secured Loan	GBP LIBOR	5.50%	6.50%	12/19/2024	£7,551	9,740	10,218
MRHT Facility A(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	5.50%	7/26/2028	€216	248	245
MRHT Acquisition Facility(3)(5)(6)(19)	First Lien Senior Secured Loan		—	—	7/26/2028	€—	(6)	—
Paisley Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	5.50%	11/24/2028	£3,210	3,583	3,614
Paisley Bidco Limited(2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw		—	—	11/24/2028	£—	(84)	(86)
World Insurance(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.75%	6.75%	4/1/2026	$8,358	8,285	8,296
World Insurance(3)(15)(19)	First Lien Senior Secured Loan— Revolver	L	5.75%	6.75%	4/1/2026	$70	54	63
World Insurance(15)(19)	First Lien Senior Secured Loan	L	5.75%	6.75%	4/1/2026	$3,144	3,088	3,121
FIRE: Insurance Total							$62,165	$63,123	5.7%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
CB Titan Holdings, Inc.(14)(19)(25)	Preferred Equity		—	—			1,953	1,953	1,153
CPS Group Holdings, Inc.(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	3/3/2025		$—	(52)	—
CPS Group Holdings, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	6.25%	3/3/2025		$54,843	54,517	54,843
Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan— Revolver	L	4.50%	4.96%	10/28/2024		£10	13	13
Datix Bidco Limited(6)(18)(19)	Second Lien Senior Secured Loan	L	7.75%	8.21%	4/27/2026		£121	164	164
Datix Bidco Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.00%	4.25%	4/28/2025	AUD	42	32	31
Great Expressions Dental Centers PC(13)(15)(19)(26)	First Lien Senior Secured Loan— Revolver	L	4.75% (0.5% PIK)	5.75%	9/28/2022		$1,027	1,025	929
Great Expressions Dental Centers PC(15)(19)(26)	First Lien Senior Secured Loan	L	4.75% (0.5% PIK)	5.75%	9/28/2023		$7,831	7,844	7,205
Island Medical Management Holdings, LLC(15)(19)	First Lien Senior Secured Loan	L	6.50%	7.50%	9/1/2023		$8,520	8,496	8,371
Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw	EURIBOR	6.25%	6.25%	5/28/2026		€131	142	149
Mertus 522. GmbH(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	6.25%	5/28/2026		€225	247	255
SunMed Group Holdings, LLC(16)(19)	First Lien Senior Secured Loan— Revolver	L	5.75%	6.50%	6/16/2027		$197	177	197
SunMed Group Holdings, LLC(12)(16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	6.50%	6/16/2028		$18,510	18,204	18,510
TecoStar Holdings, Inc.(12)(15)(19)	Second Lien Senior Secured Loan	L	8.50%	9.50%	11/1/2024		$9,472	9,354	8,951
Healthcare & Pharmaceuticals Total								$102,116	$100,771	9.2%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
AMI US Holdings Inc.(3)(6)(12)(18)(19)	First Lien Senior Secured Loan— Revolver	L	5.25%	5.35%	4/1/2024	$698	682	698
AMI US Holdings Inc.(6)(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	6.50%	4/1/2025	$12,892	12,735	12,892
Appriss Holdings, Inc.(15)(19)	First Lien Senior Secured Loan	L	7.25%	8.25%	5/6/2027	$11,292	11,081	11,179
Appriss Holdings, Inc.(2)(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	5/6/2027	$—	(13)	(8)
Appriss Holdings, Inc.(19)(25)	Equity Interest		—	—	—	2,136	1,606	1,552
AQ Software Corporation(19)	Preferred Equity		—	—	—	1	1,029	1,029
AQ Software Corporation(19)	Preferred Equity		—	—	—	2	1,715	1,715
Armstrong Bidco Limited(3)(6)(19)(21)	First Lien Senior Secured Loan	SONIA	4.75%	5.00%	4/30/2025	£56	78	76
Armstrong Bidco T/L(6) (19)	First Lien Senior Secured Loan	SONIA	4.75%	5.06%	4/30/2025	£705	763	954
CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan— Revolver	L	4.75%	5.75%	10/31/2025	$44	44	44
CB Nike IntermediateCo Ltd(6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	5.75%	10/31/2025	$347	342	347
Drilling Info Holdings, Inc(12)(18)	First Lien Senior Secured Loan	L	4.25%	4.35%	7/30/2025	$22,152	22,101	21,930
Eagle Rock Capital Corporation(19)	Preferred Equity		—	—	—	2,354	2,354	2,354
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.50%	6.50%	7/18/2025	$11,078	11,097	11,078
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	5.50%	6.50%	7/19/2024	$1,700	1,672	1,700
Element Buyer, Inc.(15)(19)	First Lien Senior Secured Loan	L	5.50%	6.50%	7/18/2025	$37,007	37,199	37,007
Gluware T/L(6)(19)	First Lien Senior Secured Loan	Fixed	12.50%	9.00%	10/15/2025	$18,898	18,534	18,520
Gluware Warrant(6)(19)	Warrants		—	—	—	3,328	—	—
MRI Software LLC(15)(19)	First Lien Senior Secured Loan	L	5.50%	6.50%	2/10/2026	$25,926	25,850	25,926
MRI Software LLC(3)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	2/10/2026	$—	48	—

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Revalize, Inc.(2)(3)(5)(19)	First Lien Senior Secured Loan— Delayed Draw		—	—	4/15/2027		$—	(133)	(134)
Revalize, Inc.(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	4/15/2027		$—	(13)	(13)
Revalize, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	5.25%	6.25%	4/15/2027		$5,130	5,079	5,079
Swoogo LLC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	12/9/2026		$—	(25)	(25)
Swoogo LLC(15)(19)	First Lien Senior Secured Loan	L	8.00%	9.00%	12/9/2026		$2,330	2,284	2,283
Utimaco, Inc.(6)(18)(19)	First Lien Senior Secured Loan	L	4.00%	4.10%	8/9/2027		$148	146	148
Ventiv Topco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	9/3/2025		$—	(38)	—
Ventiv Topco, Inc.(14)(19)(25)	Equity Interest		—	—	—		28	2,833	2,755
Ventiv Holdco, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	6.50%	9/3/2025		$23,812	23,576	23,812
VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	4.75%	3/10/2025	DKK	570	92	87
VPARK BIDCO AB(6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	4.75%	3/10/2025	NOK	740	93	84
High Tech Industries Total								$182,811	$183,069	16.6%

Hospitality Holdings
PPX Class A Units(14)(19)(25)	Preferred Equity		—	—	—		33	—	163
PPX Class B Units(14)(19)(25)	Preferred Equity		—	—	—		33	5,000	5,279
Hospitality Holdings Total								$5,000	$5,442	0.5%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc.(12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	7.59%	2/1/2027		$20,193	19,772	18,679
Captain D’s LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	12/15/2023		$—	(6)	—
Captain D’s LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	5.50%	12/15/2023		$12,559	12,539	12,559
Captain D’s LLC(15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	5.50%	12/15/2023		$2,326	2,301	2,326
Quidditch Acquisition, Inc.(12)(15)(29)	First Lien Senior Secured Loan	L	7.00%	8.00%	3/21/2025		$18,636	18,626	18,392
Hotel, Gaming & Leisure Total								$53,232	$51,956	4.7%

Media: Advertising, Printing & Publishing
Ansira Holdings, Inc.(15)(19)(26)(33)	First Lien Senior Secured Loan— Delayed Draw	L	6.50%	7.50%	12/20/2024		$4,873	4,874	3,862
Ansira Holdings, Inc.(19)(23)(31)	First Lien Senior Secured Loan— Revolver	P	5.75%	7.41%	12/20/2024		$5,383	5,383	3,913
Ansira Holdings, Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	6.50% PIK	7.50%	12/20/2024		$40,086	40,057	31,768
TGI Sport Bidco Pty Ltd(6)(17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	7.50%	4/30/2026	AUD	97	75	67
TGI Sport Bidco Pty Ltd(2)(3)(6)(17)(19)	First Lien Senior Secured Loan— Revolver		—	—	4/30/2027	AUD	—	—	(151)
Media: Advertising, Printing & Publishing Total								$50,389	$39,459	3.6%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Broadcasting & Subscription
Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L	5.75%	6.50%	7/14/2028		$4,350	4,234	4,350
Lightning Finco Limited(6)(16)(19)	First Lien Senior Secured Loan	L	5.75%	6.50%	7/14/2028		$4,629	4,506	4,629
Media: Broadcasting & Subscription Total								$8,740	$8,979	0.8%

Media: Diversified & Production
9 Story Media Group Inc.(3)(6)(16)(19)	First Lien Senior Secured Loan— Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc.(6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.50%	6.25%	4/30/2026	CAD	72	54	57
9 Story Media Group Inc.(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	5.25%	4/30/2026		€39	45	44
Aptus 1724 Gmbh(6)(19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	6.25%	2/23/2028		€4,162	5,055	4,732
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	6.50%	2/23/2028		$14,971	14,971	14,971
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan— Revolver	L	5.25%	6.25%	6/15/2022		$1,275	1,275	1,275
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	7.75%	6/15/2022		$15,095	15,114	14,340
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	7.75%	6/15/2022		$9,788	9,800	9,298
International Entertainment Investments Limited (6) (18)(19)	First Lien Senior Secured Loan	GBP LIBOR	4.75%	5.06%	5/31/2023		£87	106	118
Media: Diversified & Production Total								$46,420	$44,835	4.1%

Retail
Batteries Plus Holding Corporation (19)(31)	First Lien Senior Secured Loan—Revolver	P	5.75%	8.44%	6/30/2023		$817	817	817
Batteries Plus Holding Corporation (12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	7.75%	6/30/2023		$28,672	28,671	28,671
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR	5.25%	6.25%	5/26/2028	CAD	2,380	1,868	1,883
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan— Revolver	CDOR	5.25%	6.25%	5/26/2026	CAD	313	228	248
New Look Vision Group (16)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR	5.50%	6.25%	5/26/2028	CAD	322	310	322
New Look Vision Group (16)(19)(29)	First Lien Senior Secured Loan	CDOR	5.50%	6.25%	5/26/2028	CAD	9,750	9,653	9,750
Thrasio, LLC (12)(15)(19)(29)	First Lien Senior Secured Loan	L	7.00%	8.00%	12/18/2026		$21,746	21,241	21,746
Walker Edison Initial Term Loan (12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	9.75%	8/5/2027		$20,447	20,248	19,627
Retail Total								$83,036	$83,064	7.6%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan— Delayed Draw	L	4.25%	4.35%	7/10/2025	$3,816	3,810	3,189
AMCP Clean Acquisition Company, LLC (12)(18)	First Lien Senior Secured Loan	L	4.25%	4.35%	7/10/2025	$15,767	15,747	13,176
Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	6.00%	6.75%	7/7/2028	£5,385	7,047	7,287
Brook Bidco I Limited (6)(16)(19)	First Lien Senior Secured Loan— Revolver	GBP LIBOR	6.00%	6.75%	7/7/2028	£7,180	9,396	9,716
Brook Bidco Series A Preferred Units (6)(14)(19)(25)	Preferred Equity		—	—	—	5,675	7,783	7,908
Brook Bidco Facility B (6)(18)(19)	First Lien Senior Secured Loan	L	6.00%	6.09%	7/7/2028	£684	935	926
Chamber Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	L	6.00%	6.50%	6/7/2028	$237	234	237
Elevator Holdco Inc.(14)(19)(25)	Equity Interest		—	—	—	2	2,448	2,550
iBanFirst Facility Series A Preferred Units(6)(14)(19)(25)	Preferred Equity		—	—	—	5,080	5,996	6,290
iBanFirst Facility B(6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.00%	7/13/2028	€102	128	116
iBanFirst Revolving Facility(6)(18)(19)	First Lien Senior Secured Loan— Revolver	EURIBOR	8.50%	8.50%	7/13/2028	€2,030	2,244	2,308
masLabor Equity(19)(25)	Equity Interest		—	—	—	345	345	372
masLabor Revolver (3)(5)(19)	First Lien Senior Secured Loan— Revolver		—	—	7/1/2027	$—	(21)	—
masLabor Term Loan Note(15)(19)	First Lien Senior Secured Loan	L	7.50%	8.50%	7/1/2027	$8,578	8,324	8,578
Opus2(6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	5.55%	5/5/2028	£123	167	166
Opus2(3)(5)(6)(18)(19)	First Lien Senior Secured Loan— Delayed Draw		—	—	5/5/2028	£—	(173)	—
Opus2(6)(25)(19)	Equity Interest		—	—	—	1,460	1,769	2,373
Parcel2Go Acquisition Facility(3)(6)(19)	First Lien Senior Secured Loan	SONIA	5.75%	5.92%	7/15/2028	£3,863	4,982	5,183
Parcel2Go Facility B(6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	5.80%	7/15/2028	£125	169	169
Parcel2Go Shares(6)(14)(19)(25)	Equity Interest		—	—	—	2,881	3,983	3,899
Refine Intermediate, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	9/3/2026	$—	(96)	—
Refine Intermediate, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	5.50%	3/3/2027	$21,894	21,467	21,894
Smartronix RC(2)(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	11/23/2028	$—	(124)	(126)
Smartronix T/L(12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	7.00%	11/23/2028	$36,991	36,260	36,251
SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.00%	2/17/2026	€6,650	7,939	7,561
SumUp Holdings Luxembourg S.à.r.l.(6)(19)(32)	First Lien Senior Secured Loan	L	8.50%	10.00%	2/17/2026	£10,055	11,700	11,432
TEI Holdings Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	6.00%	7.00%	12/23/2025	$458	412	458
TEI Holdings Inc.(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	7.00% (1.25% PIK)	8.25%	12/23/2026	$48,720	48,350	48,720
WCI Gigawatt Purchaser DD T/L(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	5.75%	6.75%	11/19/2027	$3,182	3,076	3,074
WCI Gigawatt Purchaser R/C(2)(3)(5)(19)	First Lien Senior Secured Loan— Revolver		—	—	11/19/2027	$—	(71)	(72)
WCI Gigawatt Purchaser T/L(12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	6.75%	11/19/2027	$22,304	21,809	21,802
Services: Business Total							$226,035	$225,437	20.5%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
MZR Aggregator(14)(19)(25)	Equity Interest		—	—	—		1	798	798
MZR Buyer, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	12/21/2026		$—	(86)	—
MZR Buyer, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	7.75%	12/21/2026		$40,228	39,551	40,228
Surrey Bidco Limited(6)(17)(19)	First Lien Senior Secured Loan	GBP LIBOR	7.00%	7.50%	5/11/2026		£50	62	60
Zeppelin BidCo Pty Limited(6)(18)(19)	First Lien Senior Secured Loan	BBSY	6.00%	5.12%	6/28/2024	AUD	206	142	150
Services: Consumer Total								$40,467	$41,236	3.7%

Telecommunications
ACM dcBLOX LLC(14)(19)(25)	Preferred Equity		—	—	—		3,822	3,851	4,130
Conterra Ultra Broadband Holdings, Inc.(15)(29)	First Lien Senior Secured Loan	L	4.75%	5.75%	4/30/2026		$6,321	6,300	6,332
DC Blox Inc.(15)(19)(26)	First Lien Senior Secured Loan	L	8.00% (6.00% PIK)	9.00%	3/22/2026		$16,998	16,738	16,998
DC Blox Inc.(14)(19)(25)	Warrants		—	—	—		177	2	—
Horizon Telcom, Inc.(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	5.00%	6.00%	6/15/2023		$116	114	116
Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Delayed Draw	L	5.00%	6.00%	6/15/2023		$890	888	890
Horizon Telcom, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	6.00%	6/15/2023		$13,104	13,045	13,104
Telecommunications Total								$40,938	$41,570	3.8%

Transportation: Cargo
A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan— Revolver	L	6.00%	7.00%	5/5/2025		$2,815	2,748	2,815
A&R Logistics, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	7.00%	5/5/2025		$43,092	42,527	43,092
A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	6.00%	7.00%	5/5/2025		$2,423	2,391	2,423
A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	6.00%	7.00%	5/5/2025		$5,974	5,916	5,974
A&R Logistics, Inc.(15)(19)	First Lien Senior Secured Loan	L	6.50%	7.50%	5/5/2025		$2,716	2,695	2,716
ARL Holdings, LLC(14)(19)(25)	Equity Interest		—	—	—		445	445	575
ARL Holdings, LLC(14)(19)(25)	Equity Interest		—	—	—		9	9	81
Grammer Investment Holdings LLC(14)(19)(25)	Equity Interest		—	—	—		1,011	1,011	1,056
Grammer Investment Holdings LLC(19)(25)(26)	Preferred Equity		10% PIK	10.00%	—		8	790	830
Grammer Investment Holdings LLC(14)(19)(25)	Warrants		—	—	—		122	—	126
Grammer Purchaser, Inc.(12)(15)(19)(29)	First Lien Senior Secured Loan— Revolver	L	4.50%	5.50%	9/30/2024		$7,319	7,202	7,319
Omni Logistics, LLC(15)(19)	Second Lien Senior Secured Loan	L	9.00%	10.00%	12/30/2027		$13,770	13,527	13,770
Omni Intermediate DD T/L 1(15)(19)	First Lien Senior Secured Loan	L	5.00%	6.00%	11/23/2026		$776	769	768
Omni Intermediate DD T/L 2(15)(19)	First Lien Senior Secured Loan	L	5.00%	6.00%	11/23/2026		$46	37	37
Omni Intermediate Holdings Closing Date Term Loan (15)(19)	First Lien Senior Secured Loan	L	5.00%	6.00%	11/23/2026		$7,306	7,233	7,233
Omni Intermediate R/C(15)(19)	First Lien Senior Secured Loan— Revolver	L	5.00%	6.00%	11/23/2025		$183	183	176
REP Coinvest III- A Omni, L.P.(14)(19)(25)	Equity Interest		—	—	—		1,377	1,377	2,616
Transportation: Cargo Total								$88,860	$91,607	8.3%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
Toro Private Investments II, L.P.(6)(14)(19)(25)	Equity Interest		—	—	—	3,090	3,090	1,353
Toro Private Investments II, L.P.(6)(12)(18)(19)	First Lien Senior Secured Loan	L	6.75%	6.90%	5/29/2026	$6,706	4,846	5,603
Toro Private Investments II, L.P.(6)(15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	9.75%	2/28/2025	$366	363	377
Transportation: Consumer Total							$8,299	$7,333	0.7%

Wholesale
Abracon Group Holding, LLC(14)(19)(25)	Equity Interest		—	—	—	2	1,833	3,282
Abracon Group Holding, LLC(3)(5)(15)(19)	First Lien Senior Secured Loan— Revolver		—	—	7/18/2024	$—	(18)	—
Abracon Group Holding, LLC(12)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	6.25%	7/18/2024	$35,363	35,270	35,363
Aramsco, Inc.(3)(5)(18)(19)	First Lien Senior Secured Loan— Revolver		—	—	8/28/2024	$—	(30)	—
Aramsco, Inc.(12)(18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	5.35%	8/28/2024	$23,796	23,537	23,796
Armor Group, LP(14)(19)(25)	Equity Interest		—	—	—	10	1,012	2,131
PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L	5.00%	6.00%	8/19/2022	$9,740	9,721	9,327
PetroChoice Holdings, Inc.(12)(15)	First Lien Senior Secured Loan	L	5.00%	6.00%	8/19/2022	$6,445	6,412	6,171
Wholesale Total							$77,737	$80,070	7.3%
Non-Controlled/Non-Affiliate Investments Total							$1,921,970	$1,901,054	172.8%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Beverage, Food & Tobacco
ADT Pizza, LLC(10)(14)(19)(25)	Equity Interest		—	—	—	6,720	6,720	19,527
Beverage, Food & Tobacco Total							$6,720	$19,527	1.8%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Equity Interest		—	—	—	1,123	—	—
Blackbrush Oil & Gas, L.P.(10)(14)(19)(25)	Preferred Equity		—	—	—	36,084	10,104	19,720
Blackbrush Oil & Gas, L.P.(10)(12)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	8.00%	9/3/2025	$12,336	12,336	12,336
Energy: Oil & Gas Total							$22,440	$32,056	2.9%

Transportation: Consumer
Direct Travel, Inc.(10)(18)(19)(26)	First Lien Senior Secured Loan	L	1.00% (6.30% PIK)	7.50%	10/2/2023	$4,766	4,766	4,766
Direct Travel, Inc.(10)(14)(19)(25)	Equity Interest		—	—	—	68	—	—
Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L	1.00% (8.28% PIK)	9.50%	10/2/2023	$3,370	3,370	2,831
Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan— Delayed Draw	L	1.00% (8.28% PIK)	9.50%	10/2/2023	$1,710	1,710	1,436
Direct Travel, Inc.(10)(15)(19)(26)	First Lien Senior Secured Loan	L	1.00% (8.28% PIK)	9.50%	10/2/2023	$57,555	57,555	48,347
Direct Travel, Inc.(10)(15)(19)	First Lien Senior Secured Loan— Delayed Draw	L	6.00%	7.00%	10/2/2023	$4,125	4,125	4,125
Direct Travel, Inc.(10)(18)(19)	First Lien Senior Secured Loan	L	6.00%	7.00%	10/2/2023	$202	202	202
Transportation: Consumer Total							$71,728	$61,707	5.6%
Non-Controlled/Affiliate Investments Total							$100,888	$113,290	10.3%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC(6)(10)(11)(19)(20)(25)	Equity Interest		—	—	—	11,863	11,863	10,563
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest		—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC(10)(11)(18)(19)(20)(26)	First Lien Senior Secured Loan	L	10.00%	10.00%	6/2/2022	$7,377	7,377	6,627
Gale Aviation (Offshore) Co(6)(10)(11)(19)(25)	Equity Interest		—	—	—	88,985	88,985	72,839
Aerospace & Defense Total							$109,341	$90,029	8.2%

Investment Vehicles
International Senior Loan Program, LLC(6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	41,823	39,596	44,444
International Senior Loan Program, LLC(6)(10)(11)(15) (19)	Subordinated Note Investment Vehicles	L	8.00%	9.00%	2/22/2028	$125,437	125,437	125,437
Investment Vehicles Total							$165,033	$169,881	15.4%

Transportation: Cargo
Lightning Holdings B, LLC(6)(10)(11)(14)(19)(25)	Equity Interest		—	—	—	13,843	14,152	14,851
Transportation: Cargo Total							$14,152	$14,851	1.4%
Controlled Affiliate Investments Total							$288,526	$274,761	25.0%
Investments Total							$2,311,384	$2,289,105	208.1%

Cash Equivalents
Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class(30)	Cash Equivalents		—	0.03%	—	$177,554	177,554	177,554
Cash Equivalents Total							$177,554	$177,554	16.1%
Investments and Cash Equivalents Total							$2,488,938	$2,466,659	224.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
US DOLLARS 1,458	POUND STERLING 1,100	Bank of New York Mellon	2/18/2022	$(31)
US DOLLARS 481	AUSTRALIAN DOLLARS 410	Bank of New York Mellon	3/2/2022	183
US DOLLARS 29,087	POUND STERLING 20,990	Bank of New York Mellon	9/2/2022	721
US DOLLARS 75,862	EURO 63,360	Bank of New York Mellon	9/2/2022	3,390
US DOLLARS 27,411	POUND STERLING 20,700	Bank of New York Mellon	9/6/2022	563
US DOLLARS 14,330	EURO 12,550	Bank of New York Mellon	9/6/2022	25
US DOLLARS 35,821	POUND STERLING 25,700	Citibank	2/18/2022	1,035
US DOLLARS 6,954	POUND STERLING 5,260	Citibank	2/23/2022	166
US DOLLARS 12,327	EURO 10,510	Citibank	9/2/2022	305
US DOLLARS 4,754	EURO 3,251	Citibank	9/6/2022	(1,036)
				$5,321
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,100,006 as of December 31, 2021.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 18.00% of the Company’s total assets.
(7)	Tick mark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	$317 of the total par amount for this security is at P+ 4.25%.

(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	The Company generally earns a higher interest rate on the “last out” tranche of debt, to the extent the debt has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(23)	$992 of the total par amount for this security is at L+ 5.75%.
(24)	$533 of the total par amount for this security is at P+ 4.50%.
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $245,307 or 22.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Acquisition
Investment	Date
Abracon Group Holding, LLC	7/18/2018
ACM dcBLOX LLC	3/22/2021
ADT Pizza, LLC	10/29/2018
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	12/10/2021
ARL Holdings, LLC	5/3/2019
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Blackbrush Oil & Gas, L.P.	9/3/2020
CB Titan Holdings, Inc.	5/1/2017
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Elk Parent Holdings, LP	11/1/2019
Elk Parent Holdings, LP	11/1/2019

Acquisition
Investment	Date
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gluware Warrant	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility Series A Preferred Units	7/13/2021
Brook Bidco Series A Preferred Units	7/8/2021
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor Equity	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go Shares	7/15/2021
PPX Class A Units	7/29/2021
PPX Class B Units	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
ServiceMaster LP Interest Class B Preferred Units	8/16/2021
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Ventiv Topco, Inc.	9/3/2019
WCI-HSG HOLDCO, LLC	2/22/2019
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tick mark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)	Cash equivalents include $86,159 of restricted cash.
(31)	Loan includes interest rate floor of 2.00%.
(32)	Loan includes interest rate floor of 1.50%.
(33)	$2 of the total par amount for this security is at P+ 5.50%.

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

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, BCSF II C, BCSF CFSH, LLC, BCSF CFS,

LLC and BCC Middle Market CLO 2019-1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, there were five loans from three issuers on non-accrual. As of December 31, 2021, there were no loans placed on non-accrual status.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2022 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2022. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2022, the tax years that remain subject to examination are from 2019 forward.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued an ASU, ASU 2022-06, which includes amendments to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the reference rate reform relief in Topic 848.  The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction.  The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value.  The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years.  The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of December 31, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,703,591	70.4%	$1,630,877	68.3%
Second Lien Senior Secured Loans	98,120	4.1	93,950	3.9
Subordinated Debt	43,752	1.8	43,922	1.8
Structured Products	24,050	1.0	22,763	1.0
Preferred Equity	57,106	2.4	80,945	3.4
Equity Interests	189,896	7.8	210,689	8.8
Warrants	480	0.0	524	0.0
Subordinated Notes in Investment Vehicles (1)	237,974	9.8	237,974	10.0
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(644)	0.0
Equity Interests in Investment Vehicles (1)	64,959	2.7	65,977	2.8
Total	$2,419,938	100.0%	$2,386,977	100.0%

(1)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,807,805	78.2%	$1,774,675	77.5%
Second Lien Senior Secured Loans	120,058	5.2	118,561	5.2
Subordinated Debt	19,635	0.8	20,027	0.9
Preferred Equity	42,452	1.8	53,991	2.4
Equity Interests	156,399	6.8	151,844	6.6
Warrants	2	0.0	126	0.0
Subordinated Notes in Investment Vehicles (1)	125,437	5.5	125,437	5.5
Equity Interests in Investment Vehicles (1)	39,596	1.7	44,444	1.9
Total	$2,311,384	100.0%	$2,289,105	100.0%
(1)	Represents debt and equity investment in ISLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of December 31, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
USA	$2,113,220	87.3%	$2,076,143	87.0%
Cayman Islands	116,023	4.8	118,535	5.0
United Kingdom	54,510	2.3	52,633	2.2
Australia	50,981	2.1	51,947	2.2
Belgium	14,126	0.6	18,779	0.8
Canada	19,004	0.8	18,754	0.8
Germany	17,608	0.7	17,882	0.7
Ireland	19,186	0.8	17,779	0.7
Luxembourg	8,131	0.3	7,285	0.3
Guernsey	6,573	0.3	6,687	0.3
Israel	340	0.0	344	0.0
Sweden	185	0.0	158	0.0
Netherlands	51	0.0	51	0.0
Total	$2,419,938	100.0%	$2,386,977	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of December 31, 2022
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$379,100	15.7%	$364,629	15.2%
Investment Vehicles (2)	302,943	12.5	303,307	12.7
High Tech Industries	271,044	11.2	268,283	11.2
Services: Business	168,916	7.0	169,053	7.1
Transportation: Cargo	131,342	5.4	137,154	5.7
Consumer Goods: Non-Durable	125,947	5.2	124,239	5.2
Construction & Building	122,480	5.1	118,977	5.0
Healthcare & Pharmaceuticals	101,609	4.2	98,450	4.1
Transportation: Consumer	81,856	3.4	92,216	3.9
Automotive	89,840	3.7	89,633	3.8
Energy: Oil & Gas	57,612	2.4	76,789	3.2
Consumer Goods: Durable	84,818	3.5	75,051	3.1
FIRE: Insurance (1)	58,741	2.4	58,558	2.5
Telecommunications	51,321	2.1	52,386	2.2
Retail	59,340	2.5	50,479	2.1
FIRE: Finance (1)	44,540	1.8	43,140	1.8
Wholesale	35,072	1.4	36,133	1.5
Media: Diversified & Production	36,646	1.5	32,854	1.4
Capital Equipment	31,248	1.3	30,379	1.3
Environmental Industries	28,488	1.2	28,623	1.2
Media: Advertising, Printing & Publishing	53,717	2.2	28,193	1.2
Hotel, Gaming & Leisure	28,406	1.2	27,605	1.2
Services: Consumer	17,508	0.7	17,778	0.7
Containers, Packaging & Glass	16,338	0.7	15,862	0.7
Beverage, Food & Tobacco	7,233	0.3	14,616	0.6
Chemicals, Plastics & Rubber	12,793	0.5	12,451	0.5
Consumer Goods: Wholesale	8,835	0.4	6,834	0.3
Hospitality Holdings	5,000	0.2	6,037	0.3
Banking, Finance, Insurance & Real Estate	4,260	0.2	4,265	0.2
Media: Broadcasting & Subscription	2,849	0.1	2,835	0.1
Media: Publishing	96	0.0	168	0.0
Total	$2,419,938	100.0%	$2,386,977	100.0%

(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2021 (with corresponding percentage of total portfolio investments):

	As of December 31, 2021
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$309,458	13.4%	$282,598	12.3%
Services: Business	226,035	9.8	225,437	9.8
High Tech Industries	182,811	7.9	183,069	8.0
Consumer Goods: Non-Durable	179,733	7.8	182,063	8.0
Investment Vehicles (2)	165,033	7.1	169,881	7.4
Transportation: Cargo	103,012	4.5	106,458	4.7
Healthcare & Pharmaceuticals	102,116	4.4	100,771	4.4
Automotive	87,597	3.8	88,555	3.9
Retail	83,036	3.6	83,064	3.6
Wholesale	77,737	3.4	80,070	3.5
Energy: Oil & Gas	69,588	3.0	79,548	3.5
Consumer Goods: Durable	83,903	3.6	76,575	3.3
Transportation: Consumer	80,027	3.5	69,040	3.0
Construction & Building	70,256	3.0	68,570	3.0
Capital Equipment	65,129	2.8	64,841	2.8
FIRE: Insurance (1)	62,165	2.7	63,123	2.8
Hotel, Gaming & Leisure	53,232	2.3	51,956	2.3
Media: Diversified & Production	46,420	2.0	44,835	2.0
Telecommunications	40,938	1.8	41,570	1.8
Services: Consumer	40,467	1.8	41,236	1.8
Media: Advertising, Printing & Publishing	50,389	2.2	39,459	1.7
Containers, Packaging & Glass	27,379	1.2	27,378	1.2
Chemicals, Plastics & Rubber	26,135	1.1	26,863	1.2
FIRE: Finance (1)	24,245	1.0	24,452	1.1
Beverage, Food & Tobacco	7,563	0.3	19,755	0.9
Banking	18,370	0.8	18,690	0.8
Consumer Goods: Wholesale	14,870	0.6	14,827	0.6
Media: Broadcasting and Subscription	8,740	0.4	8,979	0.4
Hospitality Holdings	5,000	0.2	5,442	0.2
Total	$2,311,384	100.0%	$2,289,105	100.0%

(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP.

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of December 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $62.6 million. As of December 31, 2021, the Company’s investment in ISLP consisted of subordinated notes of $125.4 million, and equity interests of $44.4 million.

As of December 31, 2022, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $249.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $103.9 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $853.4 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of December 31, 2022, ISLP had $707.7 million in debt and equity investments, at fair value. As of December 31, 2021, ISLP had $501.5 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (“ISLP Credit Facility Tranche A”). On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things formed an additional tranche (“ISLP Credit Facility Tranche B” and collectively with ISLP Credit Facility Tranche A, the “ISLP Credit Facilities”) with an initial financing limit of $50.0 million on May 31, 2022, and $200.0 million on August 31, 2022, bringing the total facility size to $500.0 million. As of December 31, 2022, the ISLP Credit Facility had $375.3 million of outstanding debt under the credit facility. As of December 31, 2021 the ISLP Credit Facility had $272.1 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 and year ended December 31, 2021 were 3.3% and 2.5% respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2022	December 31, 2021
Total investments	$707,683	$501,545
Weighted average yield on investments	9.3%	6.5%
Number of borrowers in ISLP	38	27
Largest portfolio company investment	$46,687	$40,071
Total of five largest portfolio company investments	$197,270	$171,291
Unfunded commitments	$14,212	$105

Below is a listing of ISLP’s individual investments as of December 31, 2022:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	14,144	9,830	9,636
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—	AUD	10,238	7,115	10,620
Aerospace & Defense Total								$16,945	$20,256	23.2%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.06%	9/30/2026	AUD	7,660	4,902	5,219
FIRE: Finance Total								$4,902	$5,219	6.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,292	2,841
Healthcare & Pharmaceuticals Total								$3,292	$2,841	3.3%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	10.07%	4/30/2026	AUD	9,658	6,963	6,580
Media: Advertising, Printing & Publishing Total								$6,963	$6,580	7.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	20,415	16,084	13,909
Services: Consumer Total								$16,084	$13,909	16.0%

Australian Dollar Total								$48,186	$48,805	56.1%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£6,050	7,045	7,310
Environmental Industries Total								$7,045	$7,310	8.4%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£32,300	39,084	39,028
FIRE: Finance Total								$39,084	$39,028	44.8%

Healthcare & Pharmaceuticals
Datix Bidco Limited (19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£963	1,086	1,163
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,515
Healthcare & Pharmaceuticals Total								$18,002	$15,678	18.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£7,880	9,084	9,521
High Tech Industries Total							$9,084	$9,521	10.9%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025	£8,753	12,316	10,576
Media: Diversified & Production Total							$12,316	$10,576	12.2%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029	£5,172	6,022	6,249
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR+	6.25%	8.53%	6/29/2029	£13,160	15,170	15,901
Media: Publishing Total							$21,192	$22,150	25.5%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029	£1,576	1,952	1,905
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029	£19,500	24,151	23,562
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	5.29%	9/30/2024	£7,362	9,711	6,173
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028	£22,066	29,929	26,661
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£4,812	6,424	5,815
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£6,695	8,934	8,090
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028	£12,151	16,379	14,682
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028	£3,825	5,089	4,423
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028	£12,395	16,675	14,602
Services: Business Total							$119,244	$105,913	121.7%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026	£5,353	7,215	4,527
Services: Consumer Total							$7,215	$4,527	5.2%

British Pound Total							$233,182	$214,703	246.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	6,798	5,397	5,016
Media: Diversified & Production Total								$5,397	$5,016	5.8%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.38%	5/26/2028	CAD	17,875	14,631	12,660
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	2,306	1,650	1,633
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	1,198	934	746
Retail Total								$17,215	$15,039	17.3%

Canadian Dollar Total								$22,612	$20,055	23.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	56,429	9,231	8,122
High Tech Industries Total								$9,231	$8,122	9.3%

Danish Krone Total								$9,231	$8,122	9.3%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,425	9,637
Chemicals, Plastics, & Rubber Total								$9,425	$9,637	11.1%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€2,440	2,475	2,612
Environmental Industries Total								$2,475	$2,612	3.0%

FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€21,335	24,551	22,839
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€9,900	9,941	10,598
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€3,178	3,367	3,402
FIRE: Insurance Total								$37,859	$36,839	42.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€12,999	15,705	13,638
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,873	23,335
Pharmathen (19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,973	14,299
Pharmathen (3)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	8.48%	10/25/2028		€778	791	806
Healthcare & Pharmaceuticals Total								$58,342	$52,078	59.8%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€8,250	8,330	8,832
High Tech Industries Total								$8,330	$8,832	10.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€2,619	2,951	2,804
Media: Broadcasting & Subscription Total								$2,951	$2,804	3.2%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€3,665	4,458	3,923
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,137	36,812
Media: Diversified & Production Total								$45,595	$40,735	46.9%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€10,856	12,258	11,622
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€30,900	35,419	33,078
Services: Business Total								$47,677	$44,700	51.4%

European Currency Total								$212,654	$198,237	227.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	73,280	8,651	7,475
High Tech Industries Total								$8,651	$7,475	8.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	48,840	4,810	4,982
Services: Business Total								$4,810	$4,982	5.7%

Norwegian Krone Total								$13,461	$12,457	14.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,575	9,653
Automotive Total							$9,575	$9,653	11.1%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$23,516	23,516	22,634
Chemicals, Plastics & Rubber Total							$23,516	$22,634	26.0%

Consumer goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$15,878	15,878	15,878
Consumer goods: Non-durable Total							$15,878	$15,878	18.2%

Consumer goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,932	5,000
Consumer goods: Durable Total							$4,932	$5,000	5.7%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	L	4.75%	8.92%	6/21/2026	$14,086	14,035	13,453
Healthcare & Pharmaceuticals Total							$14,035	$13,453	15.5%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$34,016	34,016	34,016
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$16,450	16,292	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$8,550	8,468	8,550
High Tech Industries Total							$58,776	$59,016	67.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028	$23,907	23,729	23,907
Media: Broadcasting and Subscription Total							$23,729	$23,907	27.5%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028	$10,000	9,941	9,875
Media: Diversified & Production Total							$9,941	$9,875	11.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$11,940	11,833	11,821
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028	$23,423	23,234	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$10,917	10,795	10,644
Services: Business Total							$45,862	$45,888	52.7%

U.S. Dollar Total							$206,244	$205,304	235.9%

Total							$745,570	$707,683	813.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
			Settlement	Appreciation
Currency Purchased	Currency Sold	Counterparty	Date	(Depreciation)(8)
EURO 1,827	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	1/18/2023	$3
EURO 3,201	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	3/15/2023	45
EURO 756	CANADIAN DOLLARS 1,029	Standard Chartered	1/18/2023	49
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	41
EURO 889	DANISH KRONE 6,612	Standard Chartered	1/18/2023	-
EURO 796	BRITISH POUNDS 710	Standard Chartered	6/14/2023	2
EURO 2,045	BRITISH POUNDS 1,800	Morgan Stanley	2/17/2023	22
EURO 4,740	BRITISH POUNDS 4,130	Morgan Stanley	1/18/2023	95
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	41
EURO 823	NORWEGIAN KRONE 8,589	Standard Chartered	1/18/2023	7
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	98
EURO 2,009	US DOLLARS 2,035	Morgan Stanley	1/18/2023	111
EURO 940	US DOLLARS 952	Morgan Stanley	1/18/2023	52
EURO 24,252	US DOLLARS 24,060	Standard Chartered	1/18/2023	1,856
EURO 8,460	US DOLLARS 8,330	Morgan Stanley	1/9/2023	706
AUSTRALIAN DOLLARS 4,980	US DOLLARS 3,394	Morgan Stanley	2/17/2023	(5)
CANADIAN DOLLARS 2,610	US DOLLARS 1,923	Standard Chartered	1/18/2023	5
US DOLLARS 7,014	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	1/18/2023	(533)
US DOLLARS 16,512	AUSTRALIAN DOLLARS 24,280	Morgan Stanley	2/17/2023	4
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	(14)
US DOLLARS 2,902	CANADIAN DOLLARS 3,981	Standard Chartered	1/18/2023	(38)
US DOLLARS 3,412	DANISH KRONE 25,600	Standard Chartered	1/18/2023	(267)
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(416)
US DOLLARS 29,446	EURO 29,700	Morgan Stanley	1/18/2023	(2,291)
US DOLLARS 940	EURO 954	Standard Chartered	1/18/2023	(80)
US DOLLARS 21,972	EURO 20,740	Standard Chartered	3/9/2023	(274)
US DOLLARS 1,585	EURO 1,488	Standard Chartered	1/18/2023	(5)
US DOLLARS 1,194	EURO 1,120	Standard Chartered	3/9/2023	(7)
US DOLLARS 6,411	BRITISH POUNDS 5,650	Morgan Stanley	2/17/2023	(393)
US DOLLARS 18,142	BRITISH POUNDS 15,997	Goldman Sachs	1/18/2023	(1,111)
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	(68)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Standard Chartered	6/14/2023	4
US DOLLARS 885	BRITISH POUNDS 720	Standard Chartered	3/15/2023	18
US DOLLARS 3,160	NORWEGIAN KRONE 33,250	Standard Chartered	1/18/2023	(217)
				$(2,560)

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $87,029 as of December 31, 2022.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Loan was on non-accrual status as of December 31, 2022.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used

Below is a listing of ISLP’s individual investments as of December 31, 2021:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2021

(in thousands)

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.00%	4.25%	4/28/2025	AUD	4,169	3,289	3,028
Healthcare & Pharmaceuticals Total								$3,289	$3,028	4.9%

Information Technology Services
LEAP Legal Software PTY Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	5.75%	6.75%	3/12/2025	AUD	30,093	22,867	21,856
Information Technology Services Total								$22,867	$21,856	35.1%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	7.50%	4/30/2026	AUD	9,610	6,886	6,631
Media: Advertising, Printing & Publishing Total								$6,886	$6,631	10.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	6.00%	5.12%	6/28/2024	AUD	20,415	16,045	14,827
Services: Consumer Total								$16,045	$14,827	23.8%

Australian Dollar Total								$49,087	$46,342	74.4%

British Pounds
Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	L	7.75%	8.21%	4/27/2026		£963	1,323	1,303
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan— Revolver	L	4.50%	4.96%	10/28/2024		£12,013	16,916	16,255
Healthcare & Pharmaceuticals Total								$18,239	$17,558	28.2%

High Tech Industries
Armstrong Bidco Limited (3)(19)(21)	First Lien Senior Secured Loan	SONIA	4.75%	5.00%	4/30/2025		£5,602	7,711	7,581
High Tech Industries Total								$7,711	$7,581	12.2%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	GBP LIBOR	4.75%	5.06%	5/31/2023		£8,734	12,255	11,782
Media: Diversified & Production Total								$12,255	$11,782	18.9%

Services: Business
Comet Bidco Limited (18)(21)	First Lien Senior Secured Loan	GBP LIBOR	5.25%	5.42%	9/27/2024		£7,362	9,460	9,249
Brook Bidco Facility B (18)(19)	First Lien Senior Secured Loan	L	6.00%	6.09%	7/7/2028		£21,000	28,584	28,417
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	5.55%	5/5/2028		£12,151	16,326	16,443
Parcel2Go Facility B (18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	5.80%	7/15/2028		£12,395	16,619	16,689
Services: Business Total								$70,989	$70,798	113.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
British Pounds
Services: Consumer
Surrey Bidco Limited (17)(19)	First Lien Senior Secured Loan	GBP LIBOR	7.00%	7.50%	5/11/2026		£4,979	6,732	5,929
Services: Consumer Total								$6,732	$5,929	9.5%

British Pounds Total								$115,926	$113,648	182.5%

Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(16)(19)	First Lien Senior Secured Loan— Revolver	CDOR	5.50%	6.25%	4/30/2026	CAD	16	13	13
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.50%	6.25%	4/30/2026	CAD	7,164	5,688	5,669
Media: Diversified & Production Total								$5,701	$5,682	9.1%

Retail
New Look Vision Group (15)(19)	First Lien Senior Secured Loan— Delayed Draw	CDOR	5.25%	6.25%	5/26/2028	CAD	18,056	14,752	14,288
Retail Total								$14,752	$14,288	22.9%

Canadian Dollar Total								$20,453	$19,970	32.0%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CDOR	4.00%	4.75%	3/10/2025	DKK	56,429	9,231	8,628
High Tech Industries Total								$9,231	$8,628	13.9%

Danish Krone Total								$9,231	$8,628	13.9%

European Currency
FIRE: Insurance
MRHT Facility A (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	5.50%	7/26/2028		€21,335	24,521	24,257
FIRE: Insurance Total								$24,521	$24,257	39.0%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan—Delayed Draw	EURIBOR	6.25%	6.25%	5/28/2026		€12,999	15,680	14,780
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	6.25%	5/28/2026		€22,244	26,830	25,291
Healthcare & Pharmaceuticals Total								$42,510	$40,071	64.4%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	5.25%	4/30/2026		€3,859	4,694	4,388
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	6.25%	2/23/2028		€35,000	40,944	39,795
Media: Diversified & Production Total								$45,638	$44,183	71.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Services: Business
iBanFirst Facility B (18)(19)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.00%	7/13/2028		€10,058	11,387	11,437
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.00%	2/17/2026		€21,000	25,038	23,877
Services: Business Total								$36,425	$35,314	56.7%

European Currency Total								$149,094	$143,825	231.1%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	4.75%	3/10/2025	NOK	73,280	8,651	8,310
High Tech Industries Total								$8,651	$8,310	13.3%

Norwegian Krone Total								$8,651	$8,310	13.3%

U.S. Dollars
Automotive
CST Buyer Company (15)(19)	First Lien Senior Secured Loan	L	5.55%	6.50%	10/3/2025		$14,927	14,927	14,927
Cardo (17)(19)	First Lien Senior Secured Loan	L	6.00%	6.50%	5/12/2028		$9,653	9,560	9,653
Automotive Total								$24,487	$24,580	39.5%

Chemicals, Plastics & Rubber
V Global Holdings LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	7.00%	12/22/2027		$23,634	23,634	23,634
Chemicals, Plastics & Rubber Total								$23,634	$23,634	38.0%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)	First Lien Senior Secured Loan	L	4.75%	5.50%	6/22/2026		$14,779	14,709	14,733
Healthcare & Pharmaceuticals Total								$14,709	$14,733	23.7%

High Tech Industries
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan—Revolver	L	4.75%	5.75%	10/31/2025		$4,384	4,384	4,384
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	5.75%	10/31/2025		$34,367	34,367	34,367
Utimaco, Inc. (18)(19)	First Lien Senior Secured Loan	L	4.00%	4.10%	8/9/2027		$14,701	14,701	14,701
High Tech Industries Total								$53,452	$53,452	85.8%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollars
Media: Broadcasting and Subscription Industry
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.75%	6.50%	7/14/2028	$21,000	20,790	21,000
Media: Broadcasting and Subscription Total							$20,790	$21,000	33.7%

Services: Business
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	6.00%	6.50%	6/7/2028	$23,423	23,198	23,423
Services: Business Total							$23,198	$23,423	37.6%

U.S. Dollars Total							$160,270	$160,822	258.3%

Total							$512,712	$501,545	805.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
AUSTRALIAN DOLLARS 189	EURO 121	Morgan Stanley	1/21/2022	$—
AUSTRALIAN DOLLARS 731	US DOLLARS 532	Morgan Stanley	1/21/2022	—
EURO 2,038	AUSTRALIAN DOLLARS 3,166	Morgan Stanley	1/21/2022	16
EURO 683	CANADIAN DOLLARS 982	Standard Chartered Bank	1/21/2022	(2)
EURO 892	DANISH KRONE 6,643	Standard Chartered Bank	1/21/2022	(1)
EURO 8,236	BRITISH POUNDS 6,959	Morgan Stanley	1/21/2022	(57)
EURO 884	NORWEGIAN KRONE 8,626	Standard Chartered Bank	1/21/2022	27
EURO 15,594	US DOLLARS 18,205	Standard Chartered Bank	1/21/2022	(477)
EURO 5,379	US DOLLARS 6,110	Standard Chartered Bank	1/21/2022	5
US DOLLARS 9,207	AUSTRALIAN DOLLARS 12,254	Morgan Stanley	1/21/2022	299
US DOLLARS 3,087	CANADIAN DOLLARS 3,803	Standard Chartered Bank	1/21/2022	75
US DOLLARS 4,033	DANISH KRONE 25,714	Standard Chartered Bank	1/21/2022	102
US DOLLARS 33,462	EURO 28,674	Morgan Stanley	1/21/2022	863
US DOLLARS 5,022	EURO 4,420	Goldman Sachs	1/21/2022	(3)
US DOLLARS 948	EURO 840	Morgan Stanley	1/21/2022	(7)
US DOLLARS 609	EURO 540	Morgan Stanley	1/21/2022	(5)
US DOLLARS 37,224	BRITISH POUNDS 26,939	Goldman Sachs	1/21/2022	756
US DOLLARS 3,993	NORWEGIAN KRONE 33,392	Standard Chartered Bank	1/21/2022	209
				$1,800
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $62,267 as of December 31, 2021.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Tick mark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Tick mark not used
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2022	December 31, 2021
Investments at fair value (cost—$745,570 and $512,712, respectively)	$707,683	$501,545
Cash and cash equivalents	12,242	6,830
Foreign cash (cost $10,274)	10,279	3,937
Collateral on foreign currency exchange contracts	2,624	—
Capital contributions receivable	13,162	—
Deferred financing costs (net of accumulated amortization of $1,150)	2,759	1,981
Interest receivable on investments	7,617	—
Unrealized appreciation on forward currency contracts	1,053	—
Other receivable	59	7,347
Total assets	$757,478	$521,640

Debt	$375,260	$272,133
Subordinated notes payable to members	262,022	176,336
Payable for investments purchased	10,456	—
Interest payable on debt	3,785	1,230
Interest payable on subordinated notes	13,118	7,005
Unrealized depreciation on forward currency exchange contracts	3,613	61
Dividend payable	2,195	1,150
Accounts payable and accrued expenses	—	1,458
Total liabilities	$670,449	$459,373
Members’ equity	87,029	62,267
Total liabilities and members’ equity	$757,478	$521,640

Selected Statements of Operations Information

	For the Years Ended
	December 31, 2022	December 31, 2021
Investment Income
Interest Income	$43,903	$21,970
Total investment income	43,903	21,970

Expenses
Interest and debt financing expenses	11,660	4,926
Interest expense on members subordinated notes	21,455	11,467
General and administrative expenses	2,577	1,724
Total expenses	35,692	18,117

Net investment income	8,211	3,853

Net realized and unrealized gain (losses)
Net realized loss on investments	(1,496)	(1,655)
Net realized gain on foreign currency transactions	2,642	3,898
Net realized gain on foreign currency of debt	1,285	2,466
Net realized gain on forward contracts	9,331	1,344
Net change in unrealized appreciation on foreign currency	(451)	(240)
Net change in unrealized appreciation on forward contracts	(4,360)	1,800
Net change in unrealized appreciation from foreign currency translation of debt	12,919	6,481
Net change in unrealized appreciation from foreign currency translation of Subordinated Notes	1,628	2,050
Net change in unrealized appreciation on investments	(26,720)	(11,167)
Net gain (loss) on investments	(5,222)	4,977

Net increase in members’ equity resulting from operations	$2,989	$8,830

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of December 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.6) million and equity interests of $3.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $602.3 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of December 31, 2022:

				Interest rate at
2018-1 Debt	Principal Amount	Spread above Index		December 31, 2022
Class A-1 A	$205,900	1.55	% + 3 Month LIBOR	5.79%
Class A-1 B	45,000	1.80	% + 3 Month LIBOR	6.04%
Class A-2	55,100	2.15	% + 3 Month LIBOR	6.39%
Class B	29,300	3.00	% + 3 Month LIBOR	7.24%
Class C	30,400	4.00	% + 3 Month LIBOR	8.24%
Total 2018-1 Notes	$365,700

Additionally, SLP, through a wholly-owned subsidiary, has entered into a $225.0 million senior secured revolving credit facility which bears interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility is August 24, 2025. As of December 31,

2022 the MM_22_2 Credit Facility had $113.7 million of outstanding debt under the credit facility. As of December 31, 2022, the effective rate on the MM_22_2 Credit Facility was 6.4% per annum.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.3%.

Below is a summary of SLP’s portfolio at fair value:

As of
December 31, 2022
Total investments	$546,654
Weighted average yield on investments	10.6%
Number of borrowers in SLP	48
Largest portfolio company investment	$23,016
Total of five largest portfolio company investments	$111,597
Unfunded commitments	$1,838

Below is a listing of SLP’s individual investments as of December 31, 2022:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$22,515	22,059	22,177
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/23/2029	$12,000	11,886	12,000
Whitcraft LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$10,683	10,603	10,683
Aerospace & Defense Total							$44,548	$44,860	194.7%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$10,000	9,901	9,900
JHCC Holdings, LLC (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$7,521	7,521	7,351
Automotive Total							$28,222	$28,051	121.7%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.21%	4/25/2028	$7,939	7,830	7,820
Banking, Finance, Insurance & Real Estate Total							$7,830	$7,820	33.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$20,319	20,201	19,557
Chemicals, Plastics & Rubber Total							$20,201	$19,557	84.9%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$10,534	10,534	10,534
Construction & Building Total							$10,534	$10,534	45.7%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,913	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$9,976	9,097	7,806
Consumer Goods: Durable Total							$14,010	$12,806	55.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$8,753	8,753	8,753
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$10,637	10,637	10,584
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,527	6,526	6,136
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,319	6,319	5,940
Consumer Goods: Non-Durable Total							$38,235	$37,413	162.3%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,125	6,036	5,589
Consumer Goods: Wholesale Total							$6,036	$5,589	24.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$23,051	22,827	22,763
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$9,975	9,519	9,097
Containers, Packaging, & Glass Total							$32,346	$31,860	138.2%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$9,771	9,771	9,771
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025	$4,416	4,416	4,416
Energy: Oil & Gas Total							$14,187	$14,187	61.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026	$2,133	2,133	2,069
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026	$8,431	8,431	8,178
FIRE: Finance Total							$10,564	$10,247	44.5%

FIRE: Insurance
Margaux Acquisition Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024	$10,451	10,451	10,451
FIRE: Insurance Total							$10,451	$10,451	45.4%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028	$10,692	10,594	10,692
CPS Group Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.48%	3/3/2025	$9,776	9,776	9,728
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028	$9,630	9,630	9,028
Healthcare & Pharmaceuticals Total							$30,000	$29,448	127.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(19)	First Lien Senior Secured Loan - Revolver				4/1/2024	—	—	—
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$8,903	8,903	8,903
Drilling Info Holdings, Inc (12)(18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$10,774	10,693	10,397
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$21,614	21,423	21,182
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025	$9,797	9,797	9,626
High Tech Industries Total							$50,816	$50,108	217.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027	$6,000	5,605	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.28%	3/30/2029	$20,696	20,309	20,696
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,419	10,393	10,106
Hotel, Gaming & Leisure Total							$36,307	$36,502	158.4%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023	$10,500	10,500	10,500
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026	$13,046	13,046	11,562
Retail Total							$23,546	$22,062	95.7%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$22,686	22,482	22,459
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$13,068	12,839	12,742
TEI Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026	$9,238	9,238	9,238
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027	$20,694	20,393	20,280
Services: Business Total							$85,752	$85,519	371.1%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	8.83%	4/2/2029	$3,344	3,334	3,291
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026	$23,016	23,016	23,016
Services: Consumer Total							$26,350	$26,307	114.2%

Telecommunications
Conterra Ultra Broadband Holdings, Inc. (15)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.18%	4/27/2027	$3,802	3,691	3,668
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028	$12,000	11,774	11,880
Telecommunications Total							$15,465	$15,548	67.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$10,668	10,668	10,668
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,463	3,463	3,463
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$7,232	7,232	7,232
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$5,000	5,000	5,000
Transportation: Cargo Total							$26,570	$26,570	115.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,970	11,745	11,731
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$9,484	9,484	9,484
Wholesale Total							$21,229	$21,215	92.1%

Total							$553,199	$546,654	2372.4%
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4)	Percentages are based on the Company’s net assets of $23,042 as of December 31, 2022.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Tick mark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Tick mark not used
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used
(34)	Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 “Debt”.

Below is the financial information for SLP:

Selected Balance Sheet Information

As of
December 31, 2022
Investments at fair value (cost—$553,199 )	$546,654
Cash	4,590
Restricted cash and cash equivalents	56,013
Prepaid expenses	5,190
Interest receivable on investments	3,380
Total assets	$615,827

Interest payable on debt	$6,118
Interest payable on subordinated notes	2,607
Debt (net of unamortized debt issuance costs of ($1,349)	478,051
Subordinated notes payable to Members	102,000
Distributions payable	3,631
Accounts payable and accrued expenses	378
Total liabilities	$592,785
Members’ equity	860
Noncontrolling interests	22,182
Total members' equity	$23,042
Total liabilities and members’ equity	$615,827

Selected Statement of Operations Information

For the Period
February 28, 2022
(commencement of
operations) through
December 31, 2022
Investment Income
Interest Income	$34,190
Total investment income	34,190

Expenses
Interest and debt financing expenses	14,642
Interest expense on members subordinated notes	7,075
Professional fees and other expenses	2,034
Total expenses	23,751

Net investment income	10,439

Net realized and unrealized gain (losses)
Net realized gain on investments	114
Net change in unrealized depreciation on investments	(6,545)
Net loss on investments	(6,431)
Net increase in members' equity resulting from operations	4,008

Less: net increase (decrease) attributable to noncontrolling interests	3,085
Net increase in members' capital from operations	$923

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$76,619	$1,554,258	$—	$1,630,877
Second Lien Senior Secured Loans	—	—	93,950	—	93,950
Subordinated Debt	—	—	43,922	—	43,922
Structured Products	—	—	22,763	—	22,763
Preferred Equity	—	—	80,945	—	80,945
Equity Interests	—	—	210,689	—	210,689
Warrants	—	—	524		524
Subordinated Notes in Investment Vehicles (1)	—	—	237,974	—	237,974
Preferred Equity Interests in Investment Vehicles (1)	—	—	—	(644)	(644)
Equity Interests in Investment Vehicles (1)	—	—	—	65,977	65,977
Total Investments	$—	$76,619	$2,245,025	$65,333	$2,386,977
Cash equivalents	$63,394	$—	$—	$—	$63,394
Forward currency exchange contracts (asset)	$—	$62	$—	$—	$62

(1)	Includes debt and equity investment in ISLP and SLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our preferred equity and equity investments in ISLP and SLP are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$99,785	$1,674,890	$—	$1,774,675
Second Lien Senior Secured Loans	—	11,495	107,066	—	118,561
Subordinated Debt	—	—	20,027	—	20,027
Preferred Equity	—	—	53,991	—	53,991
Equity Interests	—	—	151,844	—	151,844
Warrants	—	—	126	—	126
Subordinated Notes in Investment Vehicles (1)	—	—	125,437	—	125,437
Equity Interests in Investment Vehicles (1)	—	—	—	44,444	44,444
Total Investments	$—	$111,280	$2,133,381	$44,444	$2,289,105
Cash equivalents	$177,554	$—	$—	$—	$177,554
Forward currency exchange contracts (asset)	$—	$5,321	$—	$—	$5,321
(1)	Includes debt and equity investments in ISLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$—	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	1,216,791	43,346	15,478	112,537	24,051	15,328	22,881	478	1,450,890
Paid-in-kind interest	13,587	—	201	—	—	—	1,123	—	14,911
Net accretion of discounts (amortization of premiums)	3,880	—	350	—	—	—	113	—	4,343
Principal repayments and sales of investments (1)	(1,296,583)	(13,176)	(37,844)	—	—	(3,142)	—	—	(1,350,745)
Net change in unrealized appreciation (depreciation) on investments	(35,647)	25,348	(2,674)	—	(1,288)	12,300	(222)	(80)	(2,263)
Net realized gains (losses) on investments	(8,668)	3,327	(122)	—	—	2,468	—	—	(2,995)
Transfers out of Level 3	(47,672)	—	—	—	—	—	—	—	(47,672)
Transfers to Level 3	33,680	—	11,495	—	—	—	—	—	45,175
Balance as of December 31, 2022	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2022	$(34,232)	$26,797	$(2,849)	$—	$(1,288)	$13,618	$(222)	$(80)	$1,744

(1)	Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)	Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the year ended December 31, 2022, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2022, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2021	$1,951,150	$119,905	$140,341	$—	$37,713	$—	$—	$2,249,109
Purchases of investments and other adjustments to cost (1)	868,537	26,487	64,012	125,437	27,805	19,497	2	1,131,777
Paid-in-kind interest	10,588	—	—	—	—	115	—	10,703
Net accretion of discounts (amortization of premiums)	4,649	—	439	—	—	23	—	5,111
Principal repayments and sales of investments (1)	(1,185,875)	(3,998)	(102,254)	—	(22,096)	—	—	(1,314,223)
Net change in unrealized appreciation (depreciation) on investments	(14,981)	7,032	2,682	—	3,548	392	124	(1,203)
Net realized gains (losses) on investments	15,434	2,418	1,846	—	7,021	—	—	26,719
Transfers to Level 3	25,388	—	—	—	—	—	—	25,388
Balance as of December 31, 2021	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Change in unrealized appreciation (depreciation) attributable to investments still held at December 31, 2021	$(6,094)	$7,355	$3,062	$—	$9,699	$392	$124	$14,538

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

	As of December 31, 2022
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,196,770	Discounted cash flows	Comparative Yields	5.9%		-	20.4%		(11.6)%
First Lien Senior Secured Loans	139,041	Comparable company multiple	EBITDA Multiple	2.0	x	-	11.8	x	(8.6)	x
First Lien Senior Secured Loans	73,070	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		-	75.0%
First Lien Senior Secured Loans	19,484	Discounted cash flows	Discount Rate	10.0%		-	14.8%		(13.2)%
First Lien Senior Secured Loans	8,429	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	93,950	Discounted cash flows	Comparative Yields	12.7%		-	21.8%		(15.7)%
Subordinated Notes in Investment Vehicles	237,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	43,922	Discounted cash flows	Comparative Yields	11.9%		-	13.5%		(12.0)%
Structured Products	22,763	Discounted cash flows	Comparative Yields				15.0%
Equity Interests	128,923	Discounted cash flows	Discount Rate	10.0%		-	16.4%		(15.2)%
Equity Interests	65,472	Comparable company multiple	EBITDA Multiple	2.0	x	-	22.8	x	(12.0)	x
Equity Interests	13,033	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		-	75.0%
Preferred equity	75,619	Comparable company multiple	EBITDA Multiple	2.0	x	-	23.0	x	(7.2)	x
Warrants	524	Comparable company multiple	EBITDA Multiple	7.5	x	-	11.8	x	(8.9)	x
Total investments	$2,118,974

(1)

Included within the Level 3 assets of $2,245,025 is an amount of $126,051 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2022. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as December 31, 2021 were as follows:

	As of December 31, 2021
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,376,465	Discounted cash flows	Comparative Yields	4.9%		-	19.4%		(8.1)%
First Lien Senior Secured Loans	68,877	Comparable company multiple	EBITDA Multiple	1.0	x	-	9.8	x	(7.5)	x
First Lien Senior Secured Loans	61,707	Comparable company multiple	EBITDA Multiple				7.3	x
			Probability weighting of alternative outcomes	33.3%		-	66.7%
First Lien Senior Secured Loans	6,627	Discounted cash flows	Discount Rate				10.0%
First Lien Senior Secured Loans	3,669	Collateral analysis	Recovery Rate				100.0%
Second Lien Senior Secured Loans	87,795	Discounted cash flows	Comparative Yields	9.6%		-	13.5%		(11.6)%
Subordinated Notes in Investment Vehicles	125,437	Collateral analysis	Recovery Rate				100.0%
Subordinated Debt	20,027	Discounted cash flows	Comparative Yields				11.2%
Equity Interests	53,363	Comparable company multiple	EBITDA Multiple	5.5	x	-	24.5	x	(12.0)	x
Equity Interests	92,420	Discounted cash flows	Discount Rate	10.0%		-	16.4%		(15.2)%
Preferred Equity	43,451	Comparable company multiple	EBITDA Multiple	4.6	x	-	13.5	x	(6.7)	x
Preferred Equity	5,442	Discounted cash flows	Discount Rate				18.0%
Warrants	126	Comparable company multiple	EBITDA Multiple	5.5	x	-	8.3	x	(8.3)	x
Total investments	$1,945,406
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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2022	December 31, 2021
2018-1 Notes	2	$—	$364,178
2019-1 Debt	2	330,634	350,969
2023 Notes	2	—	111,133
March 2026 Notes	2	259,769	295,260
October 2026 Notes	2	247,873	293,442
Sumitomo Credit Facility	3	443,000	—
Total Debt		$1,281,276	$1,414,982

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

For years ended December 31, 2022, 2021 and 2020, management fees were $34.7 million, $34.9 million, $35.2 million, respectively. For the year ended December 31, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the year ended December 31, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived. For the year ended December 31, 2020, $0.0 million was contractually waived and $2.7 million was voluntarily waived.

As of December 31, 2022, and December 31, 2021,  $8.9 million and $8.8 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $19.6 million, $24.0 million and $4.5 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million, $4.5 million and $0.7 million, respectively, of the income incentive fees earned by the Advisor during the years ended December 31, 2022, 2021 and 2020. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $19.6 million, $19.5 million and $3.8 million of income incentive fees (after waivers) for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022 and December 31, 2021, there was $9.2 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2022 and December 31, 2021.

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

For the year ended December 31, 2022, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the year ended December 31, 2021, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the year ended December 31, 2020, accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.1 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2022, and December 31, 2021, respectively, there were $0.1 million and $0.0 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of December 31, 2022 and December 31, 2021, the Advisor held 476,679.81 and 487,932.46 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at December 31, 2022 and December 31, 2021, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the year ended December 31, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value			Change in		Fair Value
	as of			Unrealized	Realized	as of	Dividend,
	December 31,	Gross	Gross	Gains	Gains	December 31,	Interest, and	Other
Portfolio Company	2021	Additions	Reductions	(Losses)	(Losses)	2022	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$1	$—	$(4,947)	$—	$14,581	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	—	15,924	(9,830)	(490)	(786)	4,818	486	—
Ansett Aviation Training Equity Interest	—	11,526	(7,115)	1,468	(569)	5,310	160	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	—	24,051	—	(1,288)	—	22,763	4,109	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	1,029	(4,327)	2	—	9,040	842	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	1	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	1,674	—	9,391	—	30,785	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	416	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	70	—	539	—	3,440	365	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	31	—	274	—	1,741	170	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,165	—	9,209	—	58,721	6,196	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	359	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	18	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	13,033	—	13,033	—	—
Total Non-Controlled/affiliate investment	$113,290	$55,547	$(21,272)	$27,190	$(1,355)	$173,400	$13,121	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$—	$50,995	$—	$—	$—	$50,995	$3,509	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	—	10	—	(654)	—	(644)	851	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	—	5,594	—	(2,247)	—	3,347	2,413	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	636	—	(863)	—	6,400	800	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	100	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(175)	—	10,388	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,465	—	17,022	—	91,326	8,804	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	19,769	—	(1,583)	—	62,630	5,165	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	61,542	—	—	—	186,979	15,510	—
Lightning Holdings B, LLC- Equity Interest (1)	14,851	11,421	—	937	—	27,209	—	—
Total Controlled affiliate investment	$274,761	$151,432	$—	$12,437	$—	$438,630	$38,220	$—
Total	$388,051	$206,979	$(21,272)	$39,627	$(1,355)	$612,030	$51,341	$—

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

(1)Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 180.0% and 177.0%, respectively.

The Company’s outstanding borrowings as of December 31, 2022 and December 31, 2021 were as follows:

	As of December 31, 2022			As of December 31, 2021
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2018-1 Notes	$—	$—	$—	$365,700	$365,700	$364,178
2019-1 Debt	352,500	352,500	351,099	352,500	352,500	350,969
Revolving Advisor Loan	50,000	—	—	50,000	—	—
2023 Notes	—	—	—	150,000	112,500	111,133
March 2026 Notes	300,000	300,000	296,392	300,000	300,000	295,260
October 2026 Notes	300,000	300,000	294,812	300,000	300,000	293,442
Sumitomo Credit Facility(2)	665,000	443,000	443,000	300,000	—	—
Total Debt	$1,667,500	$1,395,500	$1,385,303	$1,818,200	$1,430,700	$1,414,982

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)	On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7M. As of December 31, 2022, $14.7M is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 and year ended December 31, 2021 were 3.5% and 3.1%, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2022:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	—	300,000	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	443,000	—	—	443,000	—
Total Debt Obligations	$1,395,500	$—	$—	$1,043,000	$352,500

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

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$—	$510	$14,929
Unused facility fee	—	118	365
Amortization of deferred financing costs and upfront commitment fees	—	—	1,127
Total interest and debt financing expenses	$—	$628	$16,421

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

For the years ended December 31, 2022, 2021 and 2020 the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$1,299	$8,026	$10,820
Amortization of deferred financing costs and upfront commitment fees	28	174	174
Total interest and debt financing expenses	$1,327	$8,200	$10,994

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

On December 27, 2021, the JPM Credit Facility was terminated.

For the years ended December 31, 2022, 2021 and 2020 the components of interest expense related to the JPM Credit Facility were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$—	$4,290	$13,961
Unused facility fee	—	5,097	310
Amortization of deferred financing costs and upfront commitment fees	—	1,058	467
Total interest and debt financing expenses	$—	$10,445	$14,738

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

On November 30, 2021, the Co-Issuers refinanced the 2019-1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019-1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019-1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:

2019-1 Debt	Principal Amount	Spread above Index		Interest rate at December 31, 2022
Class A-1-R	$282,500	1.50	% + 3 Month LIBOR	5.58%
Class A-2-R	55,000	2.00	% + 3 Month LIBOR	6.08%
Class B-R	15,000	2.60	% + 3 Month LIBOR	6.68%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. As of December 31, 2021, there were 45 first lien and second lien senior secured loans with a total fair value of approximately $441.0 million and cash of $62.6 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2022, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.4 million and $1.5 million as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$12,311	$9,663	$13,071
Amortization of deferred financing costs and upfront commitment fees	130	183	230
Total interest and debt financing expenses	$12,441	$9,846	$13,301

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan has a maximum credit limit of $50.0 million and a maturity date of March 27, 2023. The Revolving Advisor Loan accrues interest at the Applicable Federal Rate from the date of such loan until the loan is repaid in full. As of December 31, 2022, there were no borrowings under the Revolving Advisor Loan.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$—	$—	$58
Total interest and debt financing expenses	$—	$—	$58

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

On August 24, 2022, the Company issued a notice to the noteholders of the 2023 Notes, indicating its intention to prepay the total aggregate principal amount committed of $150,000,000, including the principal amount outstanding of $112,500,000, under the 2023 Notes pursuant to the terms of the Note Purchase Agreement governing the 2023 Notes. The Notes were prepaid at 100% of their principal amount, plus accrued and unpaid interest thereon, on September 6, 2022. This resulted in a realized loss on the extinguishment of debt of $0.7 million, which included acceleration of unamortized debt issuance costs and original issue discount of $0.7 million.

For the years ended December 31, 2022, 2021 and 2020, the components of the carrying value of the 2023 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Principal amount of debt	$—	$112,500	$150,000
Unamortized debt issuance cost	—	(822)	(1,785)
Original issue discount, net of accretion	—	(545)	(1,183)
Carrying value of 2023 Notes	$—	$111,133	$147,032

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the 2023 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$6,219	$11,146	$7,120
Amortization of debt issuance cost	374	615	406
Accretion of original issue discount	248	408	271
Total interest and debt financing expenses	$6,841	$12,169	$7,797

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

For the years ended December 31, 2022, 2021 and 2020, the components of the carrying value of the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Principal amount of debt	$300,000	$300,000	$—
Unamortized debt issuance cost	(2,069)	(2,719)	—
Original issue discount, net of accretion	(1,539)	(2,021)	—
Carrying value of 2026 Notes	$296,392	$295,260	$—

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$8,850	$7,154	$—
Amortization of debt issuance cost	649	525	—
Accretion of original issue discount	482	391	—
Total interest and debt financing expenses	$9,981	$8,070	$—

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

For the years ended December 31, 2022, 2021 and 2020, the components of the carrying value of the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Principal amount of debt	$300,000	$300,000	$—
Unamortized debt issuance cost	(2,765)	(3,495)	—
Original issue discount, net of accretion	(2,423)	(3,063)	—
Carrying value of October 2026 Notes	$294,812	$293,442	$—

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$7,650	$1,658	$—
Amortization of debt issuance cost	730	158	—
Accretion of original issue discount	640	138	—
Total interest and debt financing expenses	$9,020	$1,954	$—

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

On July 6, 2022, the Company entered into the First Amendment to the Sumitomo Credit Agreement. The First Amendment provides for an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $300.0 million to $385.0 million. The First Amendment also replaced the LIBOR benchmark provisions under the Sumitomo Credit Agreement with SOFR benchmark provisions, including applicable credit spread adjustments.

On July 22, 2022, the Company entered into the Increasing Lender/Joinder Lender Agreement (the “Joinder Agreement”), dated as of July 22, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $385.0 million to $485.0 million.

On August 24, 2022, the Company entered into the Second Amendment, which provides for, among other things, an upsize in the total commitments from lenders under the Sumitomo Credit Agreement from $485.0 million to $635.0 million.

On December 14, 2022, the Company entered into a second Increasing Lender/Joinder Lender Agreement (the “Second Joinder Agreement”), dated as of December 14, 2022, pursuant to Section 2.08(e) of the Sumitomo Credit Agreement. The Second Joinder Agreement provides for, among other things, an upsize in the total commitments from lenders under the revolving credit facility governed by the Sumitomo Credit Agreement from $635.0 million to $665.0 million.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2022, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2022 and December 31, 2021, there were $443.0 million and $0.0 million of borrowings under the Sumitomo Credit Facility.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$11,337	$—	$—
Unused facility fee	756	25	—
Amortization of original issue discount	615	8	—
Total interest and debt financing expenses	$12,708	$33	$—

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2022 and December 31, 2021 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $9.6 million for December 31, 2022 and collateral receivable of $2.8 million for December 31, 2021 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the years ended December 31, 2022, 2021 and 2020, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $126.5 million, $193.1 million and $261.8 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2022:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,488	$(3,459)	$29	$—	$29
Citibank	Unrealized appreciation on forward currency contracts	$249	$(216)	$33	$—	$33

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net realized gains (losses) on forward currency exchange contracts	$20,894	$(23,773)	$6,472
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,259)	27,935	(22,396)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$15,635	$4,162	$(15,924)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($13.0) million ($7.3) million and $18.2 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2022, 2021 and 2020 respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $15.6 million, $4.2 million and ($15.9) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.6 million, ($3.1) million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2022, 2021 and 2020:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 20, 2020	March 31, 2020	April 30, 2020	$0.41	$21,176
May 4, 2020	June 30, 2020	July 30, 2020	$0.34	$21,951
July 30, 2020	September 30, 2020	October 30, 2020	$0.34	$21,951
October 28, 2020	December 31, 2020	January 29, 2021	$0.34	$21,951
Feburuary 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
April 26, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
July 26, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
Total distributions declared			$4.17	$263,928

The distributions declared during the years ended December 31, 2022, 2021 and 2020 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2022 and December 31, 2021, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 476,679.81 and 487,932.46 shares of the Company, respectively. At

December 31, 2022 and December 31, 2021, BCSF Advisors, LP owned 0.74% and 0.76%, respectively, of the outstanding common stock of the Company.

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

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, and shares issued pursuant to the dividend reinvestment plan during years ended December 31, 2022, 2021 and 2020:

		For the Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Total capital drawdowns	—	$—	—	$—	—	$—
Issuance of common stock, net	—	—	—	—	12,912,453	128,372
Dividend reinvestment	—	—	—	—	—	—
Total capital drawdowns and dividend reinvestment	—	$—	—	$—	12,912,453	$128,372

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2022, there have been no repurchases of common stock.

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

Note 10. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Distributions paid from:
Ordinary Income	$89,095	$87,805	$87,029
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$89,095	$87,805	$87,029

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Net increase in net assets resulting from operations	$105,480	$119,807	$8,278
Net change in unrealized (appreciation) depreciation	19,586	(42,971)	50,331
Expenses not currently deductible	993	793	232
Income for tax but not book	(50,464)	(28,036)	(553)
Taxable/Distributable Income (1)	$75,595	$49,593	$58,288

(1)

The calculation of estimated 2022 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2022 taxable income will not be finally determined until the Company’s 2022 tax return is filed in 2023 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2022, the Company has a short-term capital loss carryforward of $5.6 million and a long-term capital loss carryforward of $27.6 million.

As of December 31, 2022, 2021 and 2020, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2022	2021	2020
Tax cost	$2,428,076	$2,318,919	$2,527,163
Gross unrealized appreciation	98,952	74,350	47,890
Gross unrealized depreciation	(140,051)	(104,165)	(104,331)
Net unrealized appreciation (depreciation) on investments	$(41,099)	$(29,815)	$(56,441)

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2022, all tax filings of the Company since 2019 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

Note 11. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2022, the Company had $303.7 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$497
A&R Logistics, Inc. - Revolver	5/5/2025	5,735
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	5,046
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - First Lien Senior Secured Loan	6/4/2029	2,642
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	7
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,463
Ansira Holdings New DD T/L(2) - First Lien Senior Secured Loan	12/20/2024	1,508
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	7,208
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,709
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,334
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Cloud Technology Solutions (CTS) - Revolver	7/3/2029	1,705
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	2,340
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Darcy Partners R/C - First Lien Senior Secured Loan	6/1/2028	349
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	1,915
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	2,267
Element Buyer, Inc. - Revolver	7/19/2024	4,250
Eleven Software - Revolver	9/25/2026	1,339
Grammer Purchaser, Inc. - Revolver	9/30/2024	234
Great Expressions Dental Center PC - Revolver	9/28/2023	127
Gulf Winds International - Revolver	12/16/2028	5,292
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Delayed Draw	9/9/2025	31
JHCC Holdings, LLC - Revolver	9/9/2025	1,088
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	6,026

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Margaux Acquisition Inc. - Revolver	12/19/2025	1,915
Margaux UK Finance Limited - Revolver	12/19/2024	603
masLabor - Revolver	7/1/2027	345
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	8,931
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,542
Morrow Sodali - Delayed Draw	4/25/2028	1,345
Morrow Sodali - Revolver	4/25/2028	1,312
MRH Trowe Beteiligungsgesellschaft MBH - First Lien Senior Secured Loan	7/26/2028	7,888
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Delayed Draw	5/26/2028	62
New Look Vision Group - Revolver	5/26/2026	571
OGH Bidco Limited - Delayed Draw	6/29/2029	7,440
Omni Intermediate - Delayed Draw	11/23/2026	504
Omni Intermediate R/C - First Lien Senior Secured Loan	11/30/2026	732
Paisley Bidco Limited - Revolver	11/26/2028	1,460
Parcel2Go - First Lien Senior Secured Loan	7/15/2028	33
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,340
RoadOne - Delayed Draw	12/29/2028	5,666
RoadOne - Revolver	12/29/2028	3,388
RoC Opco LLC - Revolver	2/25/2025	7,510
Saltoun - Delayed Draw	4/11/2028	14,358
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,470
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	6,800
Spring Finco DD T/L - First Lien Senior Secured Loan	7/15/2029	1,259
SunMed Group Holdings, LLC - Revolver	6/16/2027	639
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	939
Swoogo LLC - Revolver	12/9/2026	1,243

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
TEI Holdings Inc. - Revolver	12/23/2025	4,221
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	11,429
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TGI Sport Bidco Pty Ltd - Delayed Draw	4/30/2026	1,315
TLC Purchaser, Inc. - Revolver	10/13/2025	1,828
V Global Holdings LLC - Revolver	12/22/2025	9,690
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,704
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,253
Whitcraft LLC - Revolver	4/3/2023	362
World Insurance - Revolver	4/1/2026	326
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	2,705
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$303,665
(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2022.

As of December 31, 2021, the Company had $234.0 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$1
A&R Logistics, Inc. - Revolver	5/5/2025	3,281
Abracon Group Holding, LLC - Revolver	7/18/2024	2,833
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
AMI US Holdings Inc. - Revolver	4/1/2024	1,047
Amspec Services, Inc. - Revolver	7/2/2024	4,179
Ansira Holdings, Inc. - Revolver	12/20/2022	1,700
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Armstrong Bidco T/L - First Lien Senior Secured Loan	4/30/2025	6,542
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,603
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,433
Captain D’s LLC - Revolver	12/15/2023	1,862
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
CST Buyer Company - Revolver	10/3/2025	2,190
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	12,781
Direct Travel, Inc. - Delayed Draw	10/2/2023	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/15/2022	2,267
Element Buyer, Inc. - Revolver	7/19/2024	2,550
Grammer Purchaser, Inc. - Revolver	9/30/2024	1,050
Great Expressions Dental Center PC - Revolver	9/28/2022	215
Green Street Parent, LLC - Revolver	8/27/2025	2,419
GSP Holdings, LLC - Revolver	11/6/2025	2,947
JHCC Holdings, LLC - Revolver	9/9/2025	1,939
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	10,043
Margaux Acquisition Inc. - Revolver	12/19/2024	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	675
masLabor Revolver - Revolver	7/1/2027	1,034
MRHT Acquisition Facility - First Lien Senior Secured Loan	7/26/2028	569
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/22/2026	5,210
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	2,005
New Look Vision Group - Delayed Draw	5/26/2028	3,803
New Look Vision Group - Revolver	5/26/2026	1,700
Omni Intermediate DD T/L 2 - First Lien Senior Secured Loan	11/30/2027	870
Omni Intermediate R/C - Revolver	11/30/2026	549
Opus2 - Delayed Draw	5/5/2028	7,382

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Paisley Bidco Limited - Delayed Draw	11/24/2028	8,624
Parcel2Go Acquisition Facility - Subordinated Debt	7/17/2028	3,731
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Delayed Draw	4/15/2027	13,395
Revalize, Inc. - Revolver	4/15/2027	1,340
RoC Opco LLC - Revolver	2/25/2025	10,241
Service Master Revolving Loan - Revolver	8/16/2027	3,240
Smartronix RC - Revolver	11/23/2028	6,321
Solaray, LLC - Revolver	9/9/2022	11,844
SunMed Group Holdings, LLC - Revolver	6/16/2027	1,032
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,070
TGI Sport Bidco Pty Ltd - Revolver	4/30/2027	3,026
Tidel Engineering, L.P. - Revolver	3/1/2023	4,250
TLC Purchaser, Inc. - Delayed Draw	10/10/2025	7,119
TLC Purchaser, Inc. - Revolver	10/13/2025	2,492
V Global Holdings LLC - Revolver	12/22/2025	5,835
Ventiv Holdco, Inc. - Revolver	9/3/2025	3,407
WCI Gigawatt Purchaser DD T/L - Delayed Draw	11/19/2027	1,646
WCI Gigawatt Purchaser R/C - Revolver	11/19/2027	3,218
WCI-HSG Purchaser, Inc. - Revolver	2/24/2025	1,478
Whitcraft LLC - Revolver	4/3/2023	1,812
World Insurance - Revolver	4/1/2026	861
WSP Initial Term Loan - First Lien Senior Secured Loan	4/27/2023	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - First Lien Senior Secured Loan	3/26/2026	1,708
WU Holdco, Inc. - Revolver	3/26/2025	3,944
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$234,031
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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, 2019, and 2018:

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Per share data:
Net asset value at beginning of period	$17.04	$16.54	$19.72	$19.46	$20.30
Net investment income (1)	1.59	1.36	1.46	1.64	1.45
Net realized gain (loss) (1) (7)	0.34	(0.17)	(0.46)	0.15	(0.17)
Net change in unrealized appreciation (depreciation) (1) (2) (8)	(0.30)	0.67	(0.86)	0.11	(0.60)
Net increase in net assets resulting from operations (1) (9) (10)	1.63	1.86	0.14	1.90	0.68
Stockholder distributions from income (3)	(1.38)	(1.36)	(1.43)	(1.64)	(1.52)
Issuance / (dilution due to issuance) of common stock	—	—	(1.89)	—	—
Net asset value at end of period	$17.29	$17.04	$16.54	$19.72	$19.46
Net assets at end of period	$1,116,391	$1,100,006	$1,068,004	$1,018,400	$1,001,629
Shares outstanding at end of period	64,562,265.27	64,562,265.27	64,562,265.27	51,649,812.27	51,482,137.46
Per share market value at end of period	$11.90	$15.21	$12.13	$19.76	$16.77
Total return based on market value (12)	(13.19)%	37.13%	(29.82)%	28.18%	(15.16)%
Total return based on net asset value (4)	9.81%	11.55%	(8.62)%	10.02%	3.36%
Ratios:
Ratio of net investment income to average net assets (5) (11)	9.31%	8.08%	8.58%	8.36%	7.19%
Ratio of total net expenses to average net assets (5) (11)	10.59%	10.10%	10.85%	11.14%	5.57%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	4.74%	4.73%	6.33%	6.53%	3.09%
Ratio of expenses (without incentive fees) to average net assets (5) (11)	8.81%	8.30%	10.47%	9.69%	4.71%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11)	4.91%	4.56%	3.63%	3.85%	2.00%
Average principal debt outstanding	$1,327,143	$1,414,069	$1,572,195	$1,339,072	$490,468
Portfolio turnover (6)	42.82%	49.83%	21.15%	49.37%	19.95%
Total committed capital, end of year	N/A	N/A	N/A	N/A	N/A
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	N/A	N/A

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
(5)The computation of average net assets during the year is based on averaging net assets for the years reported.
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
(10)Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 9.31%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 10.59%. Ratio of voluntary incentive fee waiver to average net assets was (0.42%) for the year ended December 31, 2021 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.45%) for the year ended December 31, 2021 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 7.22%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 10.96%. Ratio of voluntary incentive fee waiver to average net assets was (0.07%) for the year ended December 31, 2020 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%. Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%.
(12)Total return based on market value (not annualized) is calculated as the change in market value per share during the period, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the period. For the year ended December 31, 2018 the beginning market value per share is based on the IPO price of $20.25. For the year ended December 31, 2018 total return based on market value covers the period November 15, 2018 through December 31, 2018.

Note 13. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2022, 2021 and 2020. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Total investment income	$62,355	$58,815	$52,364	$46,011
Net investment income before taxes	$25,022	$30,103	$26,715	$21,703
Excise tax expense	$837	$—	$—	$—
Net investment income after taxes	$24,185	$30,103	$26,715	$21,703
Net realized and unrealized gain (loss)	$19,334	$(19,052)	$(9,486)	$11,978
Net increase in net assets resulting from operations	$43,519	$11,051	$17,229	$33,681
Net realized and unrealized gain (loss) per share — basic and diluted	$0.30	$(0.30)	$(0.15)	$0.19
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.17	$0.27	$0.52
Net asset value per share at period end	$17.29	$16.98	$17.15	$17.22

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Total investment income	$51,528	$49,545	$46,490	$49,831
Net investment income before taxes	$22,022	$21,761	$21,924	$22,165
Excise tax expense	$134	$—	$—	$—
Net investment income after taxes	$21,888	$21,761	$21,924	$22,165
Net realized and unrealized gain (loss)	$391	$1,581	$20,509	$9,588
Net increase in net assets resulting from operations	$22,279	$23,342	$42,433	$31,753
Net realized and unrealized gain (loss) per share — basic and diluted	$0.01	$0.02	$0.32	$0.15
Net increase in net assets resulting from operations per share — basic and diluted	$0.35	$0.36	$0.66	$0.49
Net asset value per share at period end	$17.04	$17.03	$17.01	$16.69

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Total investment income	$48,276	$46,817	$47,871	$51,496
Net investment income before taxes	$22,085	$21,456	$20,022	$22,500
Excise tax expense	$232	$—	$—	$—
Net investment income after taxes	$21,853	$21,456	$20,022	$22,500
Net realized and unrealized gain (loss)	$17,643	$30,001	$1,750	$(126,947)
Net increase (decrease) in net assets resulting from operations	$39,496	$51,457	$21,772	$(104,447)
Net realized and unrealized gain (loss) per share — basic and diluted	$0.27	$0.46	$0.03	$(2.46)
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.61	$0.80	$0.40	$(2.02)
Net asset value per share at period end	$16.54	$16.27	$15.81	$17.29

Note 14. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through February 28, 2023, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-K or adjustment of the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2022, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.10

Amended and Restated Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

10.11*

First Supplemental Indenture, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, and Bain Capital Specialty Finance, in its capacity as Portfolio Manager under the Agreement on behalf of the Issuer, and together with its successors in such capacity, the “Portfolio Manager”.

10.12

Amended and Restated Portfolio Management Agreement, dated as of November 30, 2021, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

10.13*

First Amendment to Amended and Restated Portfolio Management Agreement, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as Co-Issuer, and Wells Fargo Bank, National Association, as Trustee.

10.14

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

10.18

Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 4, 2020).

10.19

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

10.20

Underwriting Agreement, dated March 3, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP and Goldman Sachs & Co. LLC, as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 5, 2021).

10.21

Indenture, dated as of March 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

Exhibit Number	Description of Document

10.22

First Supplemental Indenture, dated as of March 10, 2021, relating to the 2.950% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.23	Form of 2.950% Notes due 2026 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 10, 2021).

10.24

Underwriting Agreement, dated October 5, 2021, by and among Bain Capital Specialty Finance, Inc., BCSF Advisors, LP, and Goldman Sachs & Co. LLC and SMBC Nikko Securities America Inc., as the representative of the underwriters (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 6, 2021).

10.25

Second Supplemental Indenture, dated as of October 13, 2021, relating to the 2.550% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.26	Form of 2.550% Notes due 2026 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on October 13, 2021).

10.27

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

10.28

First Amendment dated as of July 6, 2022 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on November 9, 2022).

10.29*

Increasing Lender/Joinder Lender Agreement, dated as of December 14, 2022, between the Company, the Lenders and Issuing Banks from time to time party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent (in such capacity, the “Administrative Agent”); and (b) the Notice of Commitment Increase Request, dated as of December 14, 2022, provided by the Company to the Administrative Agent (the “Notice”).

10.30

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

10.31

Second Amendment dated as of August 24, 2022 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on November 9, 2022).

10.32

Amended and Restated Limited Liability Company Agreement, dated December 27, 2021, of Bain Capital Senior Loan Program, LLC. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

Exhibit Number	Description of Document

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Defition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.

Date: February 28, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: February 28, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Director & Chief Executive Officer	February 28, 2023
Michael A. Ewald

/s/ SALLY F. DORNAUS	Chief Financial Officer	February 28, 2023
Sally F. Dornaus

/s/ JEFFREY B. HAWKINS	Director & Chairman	February 28, 2023
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Director & President	February 28, 2023
Michael J. Boyle

/s/ AMY BUTTE	Director	February 28, 2023
Amy Butte

/s/ DAVID G. FUBINI	Director	February 28, 2023
David G. Fubini

/s/ THOMAS A. HOUGH	Director	February 28, 2023
Thomas A. Hough

/s/ JAY MARGOLIS	Director	February 28, 2023
Jay Margolis

/s/ CLARE RICHER	Director	February 28, 2023
Clare Richer