Form 10-Q
period 2023-03-31
Bain Capital Specialty Finance, Inc.
filed 2023-05-09
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023 64,562,265.27 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2022 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,805,708 and $1,846,172, respectively)	$1,735,871	$1,774,947
Non-controlled/affiliate investment (amortized cost of $148,578 and $133,808, respectively)	191,629	173,400
Controlled affiliate investment (amortized cost of $483,604 and $439,958, respectively)	487,877	438,630
Cash and cash equivalents	23,072	30,205
Foreign cash (cost of $7,239 and $34,528, respectively)	6,571	29,575
Restricted cash and cash equivalents	51,441	65,950
Collateral on forward currency exchange contracts	4,852	9,612
Deferred financing costs	3,510	3,742
Interest receivable on investments	32,017	34,270
Receivable for sales and paydowns of investments	50,675	18,166
Prepaid Insurance	15	194
Unrealized appreciation on forward currency exchange contracts	1,107	62
Dividend receivable	17,716	13,681
Total Assets	$2,606,353	$2,592,434

Liabilities
Debt (net of unamortized debt issuance costs of $9,549 and $10,197, respectively)	$1,407,951	$1,385,303
Interest payable	14,044	12,130
Payable for investments purchased	15,034	34,292
Unrealized depreciation on forward currency contracts	884	—
Base management fee payable	8,820	8,906
Incentive fee payable	11,110	9,216
Accounts payable and accrued expenses	2,834	2,954
Distributions payable	24,534	23,242
Total Liabilities	1,485,211	1,476,043

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable loss	(47,307)	(52,058)
Total Net Assets	1,121,142	1,116,391
Total Liabilities and Total Net assets	$2,606,353	$2,592,434

Net asset value per share	$17.37	$17.29

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31	Ended March 31
	2023	2022
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$48,069	$34,287
Dividend income	1	108
PIK income	3,840	2,508
Other income	5,248	465
Total investment income from non-controlled/non-affiliate investments	57,158	37,368

Investment income from non-controlled/affiliate investments:
Interest from investments	2,438	324
Dividend income	1,375	—
PIK income	394	1,404
Total investment income from non-controlled/affiliate investments	4,207	1,728

Investment income from controlled affiliate investments:
Interest from investments	6,355	3,422
Dividend income	7,017	3,493
Total investment income from controlled affiliate investments	13,372	6,915
Total investment income	74,737	46,011

Expenses
Interest and debt financing expenses	19,550	10,643
Base management fee	8,910	8,369
Incentive fee	11,110	3,311
Professional fees	581	390
Directors fees	174	175
Other general and administrative expenses	1,659	1,420
Total expenses, net of fee waivers	41,984	24,308
Net investment income before taxes	32,753	21,703
Income tax expense, including excise tax	595	—
Net investment income	32,158	21,703

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(10,651)	1,417
Net realized gain (loss) on foreign currency transactions	(4,213)	(488)
Net realized gain (loss) on forward currency exchange contracts	(2,385)	1,243
Net change in unrealized appreciation (depreciation) on foreign currency translation	3,767	346
Net change in unrealized appreciation on forward currency exchange contracts	161	1,651
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliate investments	1,388	(5,108)
Net change in unrealized appreciation on non-controlled/affiliate investments	3,459	5,667
Net change in unrealized appreciation on controlled affiliate investments	5,601	7,250
Total net gains (losses)	(2,873)	11,978

Net increase in net assets resulting from operations	$29,285	$33,681

Basic and diluted net investment income per common share	$0.50	$0.34
Basic and diluted increase in net assets resulting from operations per common share	$0.45	$0.52
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2023	2022
Operations:
Net investment income	$32,158	$21,703
Net realized gain (loss)	(17,249)	2,172
Net change in unrealized appreciation (depreciation)	14,376	9,806
Net increase in net assets resulting from operations	29,285	33,681
Stockholder distributions:
Distributions from distributable earnings	(24,534)	(21,951)
Net decrease in net assets resulting from stockholder distributions	(24,534)	(21,951)
Total increase in net assets	4,751	11,730
Net assets at beginning of period	1,116,391	1,100,006
Net assets at end of period	$1,121,142	$1,111,736

Net asset value per common share	$17.37	$17.22
Common stock outstanding at end of period	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months	For the Three Months
	Ended March 31	Ended March 31
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$29,285	$33,681
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(327,240)	(241,809)
Proceeds from principal payments and sales of investments	252,880	111,524
Net realized (gain) loss from investments	10,651	(1,417)
Net realized (gain) loss on foreign currency transactions	4,213	488
Net change in unrealized appreciation on forward currency exchange contracts	(161)	(1,651)
Net change in unrealized appreciation on investments	(10,448)	(7,809)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(3,767)	(346)
Increase in investments due to PIK	(4,234)	(3,912)
Accretion of discounts and amortization of premiums	(1,776)	(1,523)
Amortization of deferred financing costs and debt issuance costs	880	1,009
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	4,760	2,231
Interest receivable on investments	2,253	(1,516)
Prepaid Insurance	179	178
Dividend receivable	(4,035)	11,918
Interest payable	1,914	591
Base management fee payable	(86)	(423)
Incentive fee payable	1,894	(1,416)
Accounts payable and accrued expenses	(120)	(1,550)
Net cash used in operating activities	(42,958)	(101,752)

Cash flows from financing activities
Borrowings on debt	155,000	55,000
Repayments on debt	(133,000)	(16,000)
Payments of financing costs	—	(2,186)
Stockholder distributions paid	(23,242)	(21,951)
Net cash (used in) provided by financing activities	(1,242)	14,863
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(44,200)	(86,889)
Effect of foreign currency exchange rates	(446)	(1,853)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	125,730	203,581
Cash, foreign cash, restricted cash and cash equivalents, end of period	$81,084	$114,839

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$16,756	$9,042
Cash paid for income taxes, including excise taxes during the period	834	—
Supplemental disclosure of non-cash information:
Company investment into SLP	$—	$5,584
Deconsolidation of BCC Middle Market CLO 2018-1 LLC
Disposition of assets	$—	$470,616
Reduction of liabilities	$—	$390,448

	2023	2022
Cash	$23,072	$55,963
Restricted cash	51,441	34,032
Foreign cash	6,571	24,844
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$81,084	$114,839

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(In thousands)

(Unaudited)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	4.25%	9.20%	10/9/2025	$16,227	16,172	13,468
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	8.25%	13.20%	10/9/2026	$6,540	6,507	5,266
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	10.80%	11/6/2025	$35,475	35,588	33,169
GSP Holdings, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	5.75% (0.25% PIK)	10.80%	11/6/2025	$356	336	60
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest		-	-	-	1	1,963	943
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.87%	7/1/2025	$29,909	29,462	28,713
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% (0.50% PIK)	11.16%	7/1/2025	$2,792	2,759	2,620
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.50%	12.50%	10/18/2026	$7,532	7,389	7,131
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (PIK 4.00%)	13.30%	10/18/2026	$33,572	33,101	32,229
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest		-	-	-	1,417	1,417	1,212
Robinson Helicopter (14)(19)(25)	Equity Interest		-	-	-	1,592	1,592	1,739
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.41%	6/30/2028	$25,940	25,419	25,940
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.38%	7/23/2029	$56,725	56,170	56,725
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		-	-	7/22/2029	$—	(44)	—
Whitcraft-Paradigm (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.90%	2/28/2029	$22,455	22,238	22,231
Whitcraft-Paradigm (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	2/28/2029	$—	(21)	(22)
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	12.58%	4/30/2026	$11,724	11,667	9,701
Aerospace & Defense Total							$251,715	$241,125	21.5%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$5,025	4,966	4,975
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$15,503	15,237	15,348
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$19,359	19,008	19,165
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$98	97	98
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.66%	11/1/2028	$19,473	19,295	19,279
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.66%	11/1/2028	$343	311	309
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.66%	9/9/2025	$7,409	7,394	7,335
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.66%	9/9/2025	$12,136	12,058	12,015
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.50%	10.66%	9/9/2025	$1,887	1,862	1,859
Automotive Total							$80,228	$80,383	7.2%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.91%	4/25/2028	$1,117	1,089	1,095
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.91%	4/25/2028	$2,646	2,630	2,619
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	10.16%	4/25/2028	$1,965	1,904	1,943
Banking, Finance, Insurance & Real Estate Total							$5,623	$5,657	0.5%

Beverage, Food & Tobacco
NPC International, Inc. (14)(19)(25)(27)	Equity Interest		-	-	-	342	512	86
PPX (14)(19)(25)	Preferred Equity		-	-	-	33	—	187
PPX (14)(19)(25)	Preferred Equity		-	-	-	33	5,000	5,994
Beverage, Food & Tobacco Total							$5,512	$6,267	0.6%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.32%	8/1/2025	$5,368	5,293	5,368
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest		-	-	-	1,419	1,419	608
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.66%	7/6/2028	$12,189	11,969	11,945
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity		-	-	-	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.95%	12/22/2027	$8,000	7,852	7,860
TCFIII Owl Finance, LLC (19)	Subordinated Debt		12.00%	12.00%	1/30/2027	$4,989	4,935	4,814
Capital Equipment Total							$31,468	$30,595	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	L	4.75%	9.45%	8/10/2028	$7,269	7,067	7,087
Hultec (14)(18)(19)(25)	Equity Interest		-	-	-	1	651	651
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$5,847	5,752	5,774
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.57%	12/22/2025	$1,479	1,345	1,358
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027	€100	103	106
Chemicals, Plastics & Rubber Total							$14,918	$14,976	1.3%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	12.16%	5/12/2025	$1,369	1,368	1,191
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	12.16%	5/12/2025	$14,471	14,450	12,590
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest		-	-	-	1	12	879
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity		-	-	-	120	1,202	1,575
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.11%	4/18/2023	€2,087	2,274	2,144
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.11%	4/18/2023	€677	768	695
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.11%	4/18/2023	€6,335	6,899	6,489
Service Master (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	7.50% (1.00% PIK)	13.80%	8/16/2027	$8,244	8,144	8,244
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.00% PIK)	13.53%	8/16/2027	$921	907	921
Service Master (14)(19)(25)	Equity Interest		-	-	-	350	350	393
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.00% PIK)	13.42%	8/16/2027	$21,884	21,884	21,884
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$17,081	17,027	17,081
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.00%	9.75%	10/31/2025	$5,009	5,005	5,009
YLG Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		-	-	10/31/2025	$—	(37)	—
Construction & Building Total							$80,253	$79,095	7.1%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.73%	6/6/2024	$21,419	21,069	21,419
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$11,434	11,243	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	12.95%	5/30/2028	$8,915	8,763	8,826
TLC Holdco LP (14)(19)(25)	Equity Interest		-	-	-	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	2.00% (6.75% PIK)	13.12%	10/13/2025	$36,083	35,527	28,235
TLC Purchaser, Inc. (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	13.00%	10/13/2025	$1,600	1,469	(471)
Consumer Goods: Durable Total							$79,292	$69,443	6.2%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest		-	-	-	939	939	966
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	8.75%	13.91%	8/22/2028	$15,125	14,769	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	8.00%	13.16%	2/25/2025	$15,003	14,864	15,003
RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	8.00%	12.71%	2/25/2025	$683	614	683
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.65%	9/9/2023	$14,091	14,091	13,914
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.75%	9/9/2023	$30,598	30,598	30,216
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.50%	9/9/2023	$7,367	7,361	7,367
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.55%	3/26/2026	$1,691	1,667	1,590
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.55%	3/26/2026	$37,580	37,213	35,325
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.54%	3/26/2025	$2,930	2,909	2,592
Consumer Goods: Non-Durable Total							$125,025	$122,781	11.0%

Consumer Goods: Wholesale
WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	11.09%	4/27/2027	$6,002	5,912	5,402
WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	4/27/2027	$—	(2)	(180)
WSP LP Interest (14)(19)(25)	Equity Interest		-	-	-	2,898	2,898	1,376
WSP Revolving Loan (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	L	-	-	4/27/2027	$—	(6)	(45)
Consumer Goods: Wholesale Total							$8,802	$6,553	0.6%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.83%	12/29/2027	$4,073	4,005	3,991
ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/29/2027	$—	(51)	(65)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.53%	6/28/2028	$12,985	12,372	11,212
Containers, Packaging, & Glass Total							$16,326	$15,138	1.4%

Energy: Oil & Gas
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$2,763	2,748	2,763
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$22,930	22,854	22,930
Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	11.75%	7/2/2024	$708	693	708
Energy: Oil & Gas Total							$26,295	$26,401	2.3%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.43%	6/24/2029		£68	82	84
Reconomy (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	8.89%	6/24/2029		£4,505	5,323	5,544
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.02%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	6/24/2029		£—	(72)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest		-	-	-		3,226	3,226	3,284
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.05%	9/7/2029		$25,714	25,475	25,457
Titan Cloud Software, Inc (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.87%	9/7/2029		$857	754	743
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	9/7/2028		$—	(52)	(57)
Environmental Industries Total								$34,764	$35,084	3.1%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.66%	12/23/2026		$1,501	1,487	1,471
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.66%	12/23/2026		$872	860	854
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/23/2026		$—	(11)	(49)
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.00%	8.38%	9/30/2026	AUD	81	55	54
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.08%	8/1/2028		$3,825	3,737	3,729
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest		-	-	-		2,219	2,220	2,124
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.93%	5/11/2029		£328	409	405
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.68%	10/2/2025		$2,367	2,358	2,367
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.01%	10/2/2025		$9,375	9,375	9,375
FIRE: Finance Total								$20,490	$20,330	1.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.49%	12/19/2024		$16,627	16,509	16,502
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.51%	12/19/2025		$2,394	2,377	2,372
Margaux UK Finance Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	9.80%	12/19/2024		£422	514	516
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.51%	12/19/2024		£7,454	9,650	9,127
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	9.35%	2/1/2029		€12,956	13,791	13,903
MRHT (2)(3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	2/1/2029		€—	—	(27)
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.99%	11/26/2028		£6,373	7,557	7,933
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.99%	11/26/2028		€32	36	35
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.65%	4/1/2026		$8,253	8,203	8,171
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.65%	4/1/2026		$3,106	3,066	3,075
World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.65%	4/1/2026		$605	594	596
FIRE: Insurance Total								$62,297	$62,203	5.5%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.58%	6/1/2028		$15,348	15,215	15,348
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	6/1/2028		$—	(83)	—
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	6/1/2028		$—	(62)	—
Apollo Intelligence (14)(19)(25)	Equity Interest		-	-	-		32	3,197	3,335
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity		-	-	-		1,953	1,953	620
CB Titan Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan		-	-	11/1/2024		—	173	—
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.55%	3/3/2025		$34,591	34,470	34,591
CPS Group Holdings, Inc. (3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	3/3/2025		$—	(24)	—
Datix Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	8.68%	10/28/2024		£4	5	5
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£121	164	150
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	42	32	28
Great Expressions Dental Center PC (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.56%	9/28/2023		$7,736	7,784	6,576
Great Expressions Dental Center PC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	13.25%	9/28/2023		$1,080	1,078	899
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.54%	5/28/2026		€131	142	139
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€225	248	239
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.84%	1/2/2025		$7,123	7,057	7,123
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.00%	10.84%	1/2/2025		$1,931	1,870	1,931
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.91%	6/16/2028		$8,672	8,554	8,130
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.91%	6/16/2027		$541	526	464
Healthcare & Pharmaceuticals Total								$82,299	$79,578	7.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.43%	6/4/2029	£80	98	99
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.43%	6/4/2029	£7,578	8,561	9,348
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	10.16%	4/1/2025	$3,846	3,817	3,846
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/25/2029	$15,917	15,703	15,519
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	5/25/2028	$—	(29)	(86)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest		-	-	-	2,136	1,606	1,512
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	7.25%	11.96%	5/6/2027	$11,250	11,083	10,912
Appriss Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.25%	11.93%	5/6/2027	$376	366	354
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		-	-	-	1	1,107	1,123
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		-	-	-	2	1,844	1,872
AQ Software Corporation (14)(19)(25)	Preferred Equity		-	-	-	1	507	515
CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver		-	-	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	9.58%	10/31/2025	$121	120	121
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity		-	-	-	4,408	5,360	5,438
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	11.68%	1/3/2030	£7,406	8,958	9,068
Cloud Technology Solutions (CTS) (6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	7.50%	11.68%	7/3/2029	£353	429	429
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	4.25%	9.09%	7/30/2025	$1,522	1,542	1,466
Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity		-	-	-	3,345	3,345	3,781
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.35%	7/19/2025	$10,937	10,950	10,937
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.35%	7/18/2025	$36,529	36,670	36,529
Element Buyer, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.25%	7/19/2024	$1,983	1,970	1,983
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.48%	4/25/2027	$7,439	7,376	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.89%	9/25/2026	$1,091	1,079	1,091
Eleven Software (14)(19)(25)	Preferred Equity			-	-	896	896	923
Gluware (19)(26)	First Lien Senior Secured Loan		9.00% (3.50% PIK)	12.50%	10/15/2025	$25,116	24,409	23,823
Gluware (14)(19)(25)	Warrants		-	-	-	4,307	478	457
MRI Software LLC (15)	First Lien Senior Secured Loan	L	5.50%	10.66%	2/10/2026	$25,596	25,546	24,573
MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver		-	-	2/10/2026	$—	53	(71)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.98%	12/9/2029	$17,848	17,508	17,491
NearMap (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/9/2029	$—	(88)	(93)
Onventis (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	9.95%	1/12/2030	€8,919	9,584	9,570
Revalize, Inc. (14)(19)(25)	Preferred Equity		-	-	-	1	1,431	1,468

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.66%	4/15/2027		$5,344	5,304	5,104
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.66%	4/15/2027		$2,009	1,994	1,919
Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		-	-	4/15/2027		$—	(10)	(60)
SAM (19)(26)	First Lien Senior Secured Loan		11.25% PIK	11.25%	5/9/2028		$34,277	34,024	32,906
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	3/6/2028		$—	(22)	(79)
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		-	-	3/6/2028		$—	(22)	(79)
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028		$2,755	2,707	2,673
Superna Inc. (6)(14)(19)(25)	Equity Interest		-	-	-		1,463	1,463	1,156
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.58%	12/9/2026		$2,330	2,294	2,312
Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/9/2026		$—	(18)	(9)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.95%	5/13/2029		€92	98	100
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/13/2029		$128	127	128
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/13/2029		$262	259	262
Utimaco (6)(14)(19)(25)	Equity Interest		-	-	-		1	2,123	2,202
Utimaco (6)(14)(19)(25)	Preferred Equity		-	-	-		1	2,123	2,202
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.00%	9/3/2025		$13,849	13,758	13,607
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver			-	9/3/2025		$—	(20)	(30)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest			-	-		28	2,833	2,201
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.95%	3/10/2025	DKK	570	93	83
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.40%	3/10/2025	NOK	740	93	71
High Tech Industries Total								$271,480	$268,106	23.9%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	12.16%	2/1/2027		$14,193	13,936	13,484
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.59%	3/30/2029		$6,812	6,692	6,812
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.63%	4/2/2029		$1,847	1,775	1,847
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		-	-	3/31/2028		$—	(42)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.00%	12.85%	1/19/2027		$16,000	15,547	15,520
Pyramid Global Hospitality (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	1/19/2027		$—	(99)	(104)
Saltoun (18)(19)(29)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028		$4,703	4,703	4,538
Saltoun (3)(19)	First Lien Senior Secured Loan - Delayed Draw		11.00%	11.00%	4/11/2028		$1,346	1,346	796
Hotel, Gaming & Leisure Total								$43,858	$42,893	3.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan	L	6.50%	11.71%	12/20/2024		$44,040	40,682	11,010
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.50%	11.71%	12/20/2024		$5,134	5,010	1,283
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	8.79%	12/20/2024		$5,383	5,125	1,346
Ansira Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	12/20/2024		$—	—	—
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.71%	3/3/2030		€15,081	15,635	16,183
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.71%	3/3/2030		€3,346	3,540	3,590
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.68%	3/3/2030		£4,412	5,260	5,389
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	L	7.00%	11.59%	4/30/2026	AUD	4,181	2,866	2,866
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.43%	4/30/2026	AUD	98	76	66
Media: Advertising, Printing & Publishing Total								$78,194	$41,733	3.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.50%	10.45%	8/31/2028		$1,443	1,431	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	8.20%	8/31/2028		€1,300	1,420	1,409
Media: Broadcasting & Subscription Total								$2,851	$2,852	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		-	-	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.26%	4/30/2026	CAD	1,289	999	953
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.95%	4/30/2026		€583	618	632
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.23%	2/23/2028		$4,971	4,971	4,909
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.66%	6/30/2024		$14,999	14,999	12,749
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.66%	6/30/2024		$9,735	9,757	8,275
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.50%	11.44%	6/30/2024		$850	850	850
International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.71%	11/30/2025		£71	87	88
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.23%	2/23/2028		$4,065	3,981	4,014
Media: Diversified & Production Total								$36,261	$32,470	2.9%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/29/2029		£139	164	171
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	9.68%	6/29/2029		£1,231	1,409	1,519
Media: Publishing Total								$1,573	$1,690	0.2%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	11.59%	6/30/2023		$18,172	18,172	18,172
Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	13.75%	6/30/2023		$827	827	827
New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan		-	-	-		$—	16	—
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.52%	5/26/2028		$384	375	291
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.52%	5/26/2028	CAD	55	44	39
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.52%	5/26/2028	CAD	29	22	18
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.50%	10.66%	5/26/2026	CAD	1,778	1,317	1,242
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	7.00%	12.16%	12/18/2026		$8,463	8,297	7,468
Retail Total								$29,070	$28,057	2.5%

Services: Business
ACAMS (14)(19)(25)	Equity Interest			-	-		3,337	3,337	3,194
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.29%	7/10/2025		$16,212	16,110	14,441
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.29%	7/10/2025		$3,923	3,898	3,495
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.41%	3/10/2028		$24,536	24,330	24,291
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.21%	3/10/2028		$3,361	3,205	3,277
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.87% (0.50% PIK)	10.30%	7/7/2028		£735	998	906
Brook Bidco (6)(14)(19)(25)	Preferred Equity		-	-	-		5,675	7,783	8,042
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	1/29/2029		£8,070	10,805	9,956
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	9.43%	1/29/2029		£16	20	20
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	10.31%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	12.91%	6/1/2028		$1,522	1,508	1,522
Darcy Partners (14)(19)(25)	Equity Interest		-	-	-		359	359	419
Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver		-	-	6/1/2028		$—	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest		-	-	-		2	2,448	3,455
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.13%	7/13/2028		€2,900	2,976	3,143
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.13%	7/13/2028		€84	88	91
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.13%	7/13/2028		€3,048	3,073	3,304
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity		-	-	-		7,112	8,136	12,956
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	12.43%	1/31/2029		$20,000	19,714	19,700
ImageTrend (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	1/31/2029		$—	(58)	(60)
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	6.75% (0.50% PIK)	11.58%	7/7/2028		£291	375	359
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	6.75% (0.50% PIK)	11.58%	7/7/2028		£104	134	128
masLabor (14)(19)(25)	Equity Interest			-	-		345	345	876

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
masLabor (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		-	-	7/1/2027		$—	(16)	—
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.68%	7/1/2027		$8,470	8,267	8,470
Opus2 (6)(14)(19)(25)	Equity Interest		-	-	-		2,272	2,900	3,108
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.96%	5/5/2028		£123	167	151
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.75%	9.93%	7/15/2028		£39	50	46
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	10.18%	7/15/2028		£125	170	151
Parcel2Go (6)(14)(19)(25)	Equity Interest		-	-	-		3,605	4,237	3,158
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.66%	3/3/2027		$1,094	1,078	1,094
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		-	-	9/3/2026		$—	(71)	—
Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		-	-	11/23/2027		$—	(102)	(95)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028		$12,604	12,402	12,415
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.03%	7/15/2029	NOK	125,520	11,850	11,983
Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	11.45%	2/17/2026		€6,650	7,956	7,208
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	11.35%	2/17/2026		€155	180	168
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.41%	12/23/2026		$26,005	25,891	26,005
TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.08%	12/23/2025		$307	261	307
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.67%	11/19/2027		$4,804	4,723	4,708
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.34%	11/19/2027		$1,931	1,875	1,866
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.67%	11/19/2027		$1,436	1,410	1,407
Services: Business Total								$193,047	$195,902	17.5%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest			-	-		1	798	760
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.70%	12/21/2026		$16,763	16,546	16,511
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.70%	12/21/2026		$1,737	1,672	1,658
Surrey Bidco Limited (5)(6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% (1.00% PIK)	10.20%	5/11/2026		£57	(1)	49
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.27%	6/28/2024	AUD	206	142	138
Services: Consumer Total								$19,157	$19,116	1.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest			-	-	124	—	—
DC Blox Inc. (14)(19)(25)	Preferred Equity			-	-	3,822	3,851	4,676
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	4.00% (4.00% PIK)	13.18%	3/22/2026	$31,632	31,444	31,632
DC Blox Inc. (14)(19)(25)	Warrants			-	-	177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.86%	7/17/2028	$15,240	14,965	15,240
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.86%	7/17/2028	$3,289	3,181	3,289
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.86%	7/17/2028	$1,318	1,268	1,318
Taoglas (14)(19)(25)	Equity Interest		-	-	-	2,259	2,259	2,259
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.90%	2/28/2029	$28,950	28,661	28,661
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.90%	2/28/2029	$456	443	452
Taoglas (3)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	2/28/2029	$—	—	—
Taoglas (3)(6)(19)	First Lien Senior Secured Loan - Revolver		-	-	2/28/2029	$—	—	—
Telecommunications Total							$86,074	$87,527	7.8%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.49%	5/5/2025	$5,897	5,859	5,897
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.49%	5/5/2025	$2,392	2,371	2,392
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.24%	5/5/2025	$21,899	21,837	21,899
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.99%	5/5/2025	$2,681	2,668	2,681
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.50%	5/5/2025	$433	333	433
ARL Holdings, LLC (14)(19)(25)	Equity Interest		-	-	-	—	445	651
ARL Holdings, LLC (14)(19)(25)	Equity Interest		-	-	-	9	9	1,282
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest		-	-	-	1,011	1,011	1,040
Grammer Investment Holdings LLC (14)(19)(25)	Warrants		-	-	-	122	—	124
Grammer Investment Holdings LLC (19)(25)	Preferred Equity		10.00%	10.00%	-	9	791	939
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,843	3,782	3,843
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.33%	9/30/2024	$629	629	629
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	11.84%	12/16/2028	$16,582	16,107	16,417
Gulf Winds International (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/16/2028	$—	(151)	(53)
Omni Intermediate (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.97%	11/23/2026	$504	497	497
Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.97%	11/23/2026	$1,171	1,163	1,171
Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			-	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.69%	12/30/2027	$8,770	8,708	8,770
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest		-	-	-	1,377	1,377	2,682
RoadOne (19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.11%	12/29/2028	$12,219	11,868	11,853
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.11%	12/29/2028	$1,735	1,654	1,565
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.11%	12/29/2028	$998	872	866
Transportation: Cargo Total							$81,830	$85,578	7.6%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest		-	-	-	3,090	3,090	724
Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	5.00% (1.75% PIK)	11.59%	5/29/2026	$6,756	5,401	3,902
Toro Private Investments ll, L.P. (15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	13.48%	2/28/2025	$408	405	420
Transportation: Consumer Total							$8,896	$5,046	0.4%

Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	P	4.75%	12.75%	7/6/2028	$11,490	11,282	11,260
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	7/6/2028	$—	(36)	(40)
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	7/6/2028	$—	(44)	(101)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	10.09%	8/28/2024	$14,029	13,941	14,029
Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	10.09%	8/28/2024	$2,032	2,010	2,032
Armor Group, LP (14)(19)(25)	Equity Interest		-	-	-	10	1,012	2,143
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	12/28/2029	$—	(29)	(20)
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		-	-	12/29/2028	$—	(26)	(11)
Wholesale Total							$28,110	$29,292	2.6%
Non-Controlled/Non-Affiliate Investments Total							$1,805,708	$1,735,871	154.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.44%	9/24/2031	AUD	7,072	5,308	4,727
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest		-	-	-		5,119	3,842	6,198
Aerospace & Defense Total								$9,150	$10,925	1.0%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest		-	-	-		6,720	6,721	14,581
Beverage, Food & Tobacco Total								$6,721	$14,581	1.3%

Consumer Goods: Durable Total
Walker Edison (10)(14)(18)(19)(25)	Equity Interest		-	-	-		60	5,592	5,592
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.75% PIK	11.65%	3/31/2027		$5,163	5,163	5,163
Walker Edison (3)(10)(19)	First Lien Senior Secured Loan - Delayed Draw		-	-	3/31/2027		$-	—	—
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% PIK	11.02%	3/31/2027		$3,182	3,182	3,182
Consumer Goods: Durable Total								$13,937	$13,937	1.2%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest		-	-	-		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity		-	-	-		38,505	11,777	32,754
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	12.18%	9/3/2025		$9,085	9,085	9,085
Energy: Oil & Gas Total								$20,863	$41,839	3.7%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products		-	-	10/20/2030		25,635	24,050	23,451
Fire: Finance Total								$24,050	$23,451	2.1%

Transportation: Consumer
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.55%	10/2/2025		$3,440	3,440	3,440
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	8.50%	13.55%	10/2/2025		$59,044	59,044	59,044
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	11.55%	10/2/2025		$1,755	1,755	1,755
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.23%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	SOFR	6.00%	11.05%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.05%	10/2/2025		$4,575	4,575	4,575
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest			-	-		68	—	13,039
Transportation: Consumer Total								$73,857	$86,896	7.8%
Non-Controlled/Affiliate Investments Total								$148,578	$191,629	17.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest		-	-	-	11,863	11,863	11,810
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan		10.00%	10.00%	6/2/2023	$8,013	8,013	7,400
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest		-	-	-	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest		-	-	-	90,450	90,450	90,726
Aerospace & Defense Total							$111,442	$109,936	9.8%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles		10.00%	10.00%	12/27/2033	$85,995	85,995	85,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles		-	-	-	10	10	(691)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		-	-	-	10	5,593	3,098
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	8.00%	12.77%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		-	-	-	62,337	59,364	65,241
Investment Vehicles Total							$337,941	$340,622	30.4%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest		-	-	-	33,910	34,221	37,319
Transportation: Cargo Total							$34,221	$37,319	3.3%
Controlled Affiliate Investments Total							$483,604	$487,877	43.5%
Investments Total							$2,437,890	$2,415,377	215.4%

Cash Equivalents
Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents		-	4.71%	-	$52,118	52,118	52,118
Cash Equivalents Total							$52,118	$52,118	4.7%
Investments and Cash Equivalents Total							$2,490,008	$2,467,495	220.1%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation) (8)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	$(19)
US DOLLARS 11,934	NORWEGIAN KRONE 122,500	Citibank	7/26/2023	174
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	(60)
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	288
US DOLLARS 121	EURO 000	Bank of New York Mellon	11/15/2023	(121)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,215
US DOLLARS 6,276	EURO 5,700	Bank of New York Mellon	1/18/2024	(3)
US DOLLARS 15,431	EURO 14,000	Bank of New York Mellon	1/24/2024	5
US DOLLARS 8,242	EURO 7,450	Bank of New York Mellon	2/7/2024	29
US DOLLARS 10,027	AUSTRALIAN DOLLARS 14,470	Bank of New York Mellon	3/5/2024	229
US DOLLARS 11,436	POUND STERLING 9,440	Bank of New York Mellon	3/5/2024	(278)
US DOLLARS 54,490	EURO 50,480	Bank of New York Mellon	3/5/2024	(1,207)
US DOLLARS 4,896	CANADIAN DOLLAR 6,610	Bank of New York Mellon	3/5/2024	(14)
US DOLLARS 2,054	POUND STERLING 1,710	Bank of New York Mellon	3/15/2024	(68)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(159)
US DOLLARS 4,704	POUND STERLING 3,570	Bank of New York Mellon	6/24/2024	334
US DOLLARS 10,866	POUND STERLING 8,950	Citibank	6/24/2024	(232)
US DOLLARS 33,662	POUND STERLING 27,860	Citibank	1/9/2025	(826)
US DOLLARS 98	EURO 90	Bank of New York Mellon	1/9/2025	(2)
US DOLLARS 4,186	POUND STERLING 3,430	Bank of New York Mellon	6/10/2025	(53)
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	(38)
US DOLLARS 3,143	EURO 3,000	Bank of New York Mellon	6/13/2025	(199)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	228
				$223

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,121,142 as of March 31, 2023.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets totaled 28.51% of the Company’s total assets.
(7)	Loan was on non-accrual status as of March 31, 2023.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds a controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used

(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $406,428 or 36.25% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Marlin-Cobalt Aggregator, L.P.	12/15/2022
Darcy Partners	6/1/2022
BCC BCSF DCB Blocker LP Interest	5/16/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Investment	Acquisition Date
Gale Aviation (Offshore) Co	1/2/2019
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tick mark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)	Cash equivalents include $41,440 of restricted cash.
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	4.25%	8.98%	10/9/2025	$16,269	16,206	13,504
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	8.25%	12.98%	10/9/2026	$6,540	6,503	5,265
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	10.48%	11/6/2025	$35,352	35,459	33,054
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	5.75% (0.25% PIK)	10.24%	11/6/2025	$4,550	4,528	4,254
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest		—	—	—	1	1,963	894
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.88%	7/1/2025	$29,898	29,611	28,403
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% (0.5% PIK)	11.25%	7/1/2025	$1,173	1,136	960
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.50%	11.96%	10/18/2026	$4,017	3,864	3,465
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (4.00% PIK)	12.72%	10/18/2026	$33,012	32,502	31,197
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	1,417	1,417	1,362
Robinson Helicopter (14)(19)(25)	Equity Interest		—	—	—	1,592	1,592	1,710
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$26,272	25,716	25,878
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/22/2029	$56,867	56,299	56,867
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/22/2029	$—	(46)	—
Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$28,686	28,651	28,686
Whitcraft LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.00%	11.25%	4/3/2023	$1,450	1,448	1,450
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	12.17%	4/30/2026	$11,724	11,659	9,438
Aerospace & Defense Total							$258,508	$246,387	22.1%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$4,999	4,937	4,949
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$15,424	15,144	15,270
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$19,261	18,889	19,068
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$98	97	98
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$19,522	19,327	19,327
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.18%	11/1/2028	$343	310	309
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	9/9/2025	$8,332	8,309	8,145
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$21,263	21,108	20,785
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	11.17%	9/9/2025	$1,746	1,719	1,682
Automotive Total							$89,840	$89,633	8.0%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	4/25/2028	$815	787	783
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.23%	4/25/2028	$2,659	2,641	2,619
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.48%	4/25/2028	$896	832	863
Banking, Finance, Insurance & Real Estate Total							$4,260	$4,265	0.4%

Beverage, Food & Tobacco
NPC International, Inc. (14)(19)(25)(27)	Equity Interest		—	—	—	342	512	35
Beverage, Food & Tobacco Total							$512	$35	0.0%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.08%	8/1/2025	$5,301	5,217	5,248
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest		—	—	—	1,419	1,419	661
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.18%	7/6/2028	$12,219	11,987	11,975
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity		—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.75%	12/22/2027	$8,000	7,843	7,860
TCFIII Owl Finance, LLC (19)	Subordinated Debt		12.00%	12.00%	1/30/2027	$4,841	4,782	4,635
Capital Equipment Total							$31,248	$30,379	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	L	4.75%	8.97%	8/10/2028	$7,287	7,076	7,069
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$5,862	5,761	5,642
V Global Holdings LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/22/2025	$—	(147)	(363)
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027	€100	103	103
Chemicals, Plastics & Rubber Total							$12,793	$12,451	1.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	11.73%	5/12/2025	$1,335	1,334	1,114
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	11.73%	5/12/2025	$14,122	14,095	11,792
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest		—	—	—	1	12	630
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity		—	—	—	120	1,202	1,545
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€2,087	2,274	2,139
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€677	768	694
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€6,335	6,888	6,477
SAM (19)(26)	First Lien Senior Secured Loan		11.25% PIK	11.25%	5/9/2028	$34,277	34,002	32,392
Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.94%	8/16/2027	$7,030	6,677	6,746
Service Master (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.99%	8/16/2027	$926	911	926
Service Master (14)(19)(25)	Equity Interest		—	—	—	350	350	426
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	12.94%	8/16/2027	$21,923	21,923	21,923
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$27,151	27,067	27,151
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.00%	9.21%	10/31/2025	$5,022	5,017	5,022
YLG Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	(40)	—
Construction & Building Total							$122,480	$118,977	10.7%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.73%	6/6/2024	$21,475	21,053	21,206
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$11,434	11,232	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	12.95%	5/30/2028	$8,915	8,756	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest		—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$35,621	35,007	27,874
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.77%	10/13/2025	$7,693	7,549	5,622
Consumer Goods: Durable Total							$84,818	$75,051	6.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest		—	—	—	939	939	1,083
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$15,125	14,753	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	8.50%	12.73%	2/25/2025	$15,041	14,882	15,041
RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	8.50%	12.45%	2/25/2025	$2,731	2,653	2,731
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.43%	9/9/2023	$14,165	14,165	14,094
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$30,762	30,762	30,608
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	3.55%	9.08%	9/9/2023	$5,950	5,941	5,950
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.23%	3/26/2026	$1,700	1,674	1,598
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$37,677	37,272	35,417
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.50%	10.23%	3/26/2025	$2,930	2,906	2,592
Consumer Goods: Non-Durable Total							$125,947	$124,239	11.1%

Consumer Goods: Wholesale
WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,002	5,905	5,477
WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	4/27/2027	$—	(8)	(157)
WSP LP Interest (14)(19)(25)	Equity Interest		—	—	—	2,898	2,898	1,506
WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.63%	4/27/2027	$47	40	8
Consumer Goods: Wholesale Total							$8,835	$6,834	0.6%

Containers, Packaging, & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$4,083	4,013	4,032
ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/29/2027	$—	(54)	(41)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$13,017	12,379	11,871
Containers, Packaging, & Glass Total							$16,338	$15,862	1.4%

Energy: Oil & Gas
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$2,770	2,751	2,770
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$32,990	32,858	32,990
Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	11.25%	7/2/2024	$1,204	1,186	1,204
Energy: Oil & Gas Total							$36,795	$36,964	3.3%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£68	82	82
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest		—	—	—		3,226	3,226	3,226
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.05%	9/7/2029		$25,714	25,464	25,457
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	9/7/2029		$—	(108)	(114)
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/7/2028		$—	(54)	(57)
Environmental Industries Total								$28,488	$28,623	2.6%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026		$1,505	1,490	1,460
Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026		$874	861	848
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/23/2026		$—	(12)	(73)
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	8.06%	9/30/2026	AUD	81	55	55
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.19%	8/1/2028		$3,825	3,733	3,729
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest		—	—	—		2,190	2,191	2,190
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£328	409	396
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.75%	10/2/2025		$2,373	2,364	2,373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.41%	10/2/2025		$9,399	9,399	9,399
FIRE: Finance Total								$20,490	$20,377	1.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	9.49%	12/19/2024		$9,105	9,088	9,105
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024		$17,591	17,445	17,591
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.98%	12/19/2024		$957	939	957
Margaux UK Finance Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/19/2024		£—	(5)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.06%	12/19/2024		£7,493	9,689	9,053
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.41%	7/26/2028		€2,631	2,655	2,817
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	6.90%	7/26/2028		€500	535	535
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€216	249	231
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€100	101	107
Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	8.30%	11/26/2028		£5,165	6,128	6,257
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€32	36	34
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.33%	4/1/2026		$8,274	8,218	8,192
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.33%	4/1/2026		$3,114	3,070	3,083
World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	4/1/2026		$605	593	596
FIRE: Insurance Total								$58,741	$58,558	5.3%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028		$15,271	15,127	15,271
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/1/2028		$—	(87)	—
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	(65)	—
Apollo Intelligence (14)(19)(25)	Equity Interest		—	—	—		32	3,197	3,164
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity		—	—	—		1,953	1,953	612
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	3/3/2025		$44,790	44,606	44,566
CPS Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/3/2025		$—	(27)	(25)
Datix Bidco Limited (6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£10	11	12
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.44%	4/27/2026		£121	164	147
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$7,730	7,768	7,285
Great Expressions Dental Center PC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$1,080	1,078	1,010
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€131	142	138
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€225	248	236
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.13%	1/2/2025		$7,141	7,064	7,141
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.13%	1/2/2025		$1,936	1,866	1,936
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028		$8,694	8,568	8,151
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.48%	6/16/2027		$590	574	513
TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	8.50%	12.91%	11/1/2024		$9,472	9,390	8,264
Healthcare & Pharmaceuticals Total								$101,609	$98,450	8.8%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£80	98	97
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.68%	6/4/2029	£7,578	8,549	9,156
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$3,856	3,822	3,856
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	10.57%	5/25/2029	$25,316	25,085	25,063
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/25/2028	$—	(31)	(34)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest		—	—	-	2,136	1,606	1,470
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	7.25%	11.54%	5/6/2027	$11,264	11,084	10,926
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/6/2027	$—	(11)	(23)
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	1	1,107	1,095
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	2	1,844	1,825
AQ Software Corporation (14)(19)(25)	Preferred Equity		—	—	—	1	507	502
CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$344	340	344
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity		—	—	—	4,408	5,360	5,326
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	11.93%	1/3/2030	£7,406	8,815	8,859
Cloud Technology Solutions (CTS) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	—	£—	(13)	(17)
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$11,149	11,133	10,759
Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	3,345	3,345	3,575
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	9.89%	7/19/2025	$10,965	10,978	10,965
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.50%	9.89%	7/18/2025	$36,625	36,767	36,625
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/19/2024	$—	(16)	—
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.55%	4/25/2027	$7,439	7,371	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.25%	12.77%	9/25/2026	$149	136	149
Eleven Software (14)(19)(25)	Preferred Equity		—	—	—	896	896	946
Gluware (19)(26)	First Lien Senior Secured Loan		9.00% (3.50% PIK)	12.50%	10/15/2025	$19,576	18,915	18,206
Gluware (14)(19)(25)	Warrants		—	—	—	3,328	478	399
MRI Software LLC (15)	First Lien Senior Secured Loan	L	5.50%	10.23%	2/10/2026	$25,662	25,602	24,732
MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver		—	—	2/10/2026	$—	53	(65)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.48%	12/9/2029	$39,648	38,855	38,855
NearMap (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2029	$—	(92)	(93)
Revalize, Inc. (14)(19)(25)	Preferred Equity		—	—	—	1	1,431	1,431
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.48%	4/15/2027	$5,358	5,313	5,077
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.46%	4/15/2027	$2,009	1,993	1,904
Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/15/2027	$—	(11)	(70)

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028		$14,920	14,652	14,622
Superna Inc. (6)(14)(19)(25)	Equity Interest		—	—	—		1,463	1,463	1,429
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.24%	12/9/2026		$2,330	2,291	2,295
Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2026		$—	(20)	(19)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€92	98	99
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$128	127	128
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$262	259	262
Utimaco (6)(14)(19)(25)	Equity Interest		—	—	—		147	2,123	2,203
Utimaco (6)(14)(19)(25)	Preferred Equity		—	—	—		147	2,123	2,203
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025		$13,771	13,668	13,530
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2025		$—	(21)	(30)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest		—	—	—		28	2,833	2,230
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	570	92	82
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	740	93	76
High Tech Industries Total								$271,044	$268,283	24.0%

Hospitality Holdings
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	—	201
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	5,000	5,836
Hospitality Holdings Total								$5,000	$6,037	0.6%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027		$14,193	13,917	13,483
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.28%	3/30/2029		$6,816	6,690	6,816
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.28%	4/2/2029		$1,852	1,777	1,852
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/31/2028		$—	(44)	—
Saltoun (19)(29)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028		$4,714	4,714	4,573
Saltoun (3)(19)	First Lien Senior Secured Loan - Delayed Draw		10.50%	10.50%	4/11/2028		$1,352	1,352	881
Hotel, Gaming & Leisure Total								$28,406	$27,605	2.5%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan	L	6.50%	10.91%	12/20/2024		$42,836	40,675	20,989
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.50%	11.23%	12/20/2024		$5,134	5,017	2,516
Ansira Holdings, Inc. (3)(7)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	8.79%	12/20/2024		$5,383	5,099	1,771
Ansira Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/20/2024		$—	—	—
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	L	7.00%	11.39%	4/30/2026	AUD	4,166	2,851	2,851
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.07%	4/30/2026	AUD	97	75	66
Media: Advertising, Printing & Publishing Total								$53,717	$28,193	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028		$1,443	1,431	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€1,300	1,418	1,392
Media: Broadcasting & Subscription Total								$2,849	$2,835	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	1,292	1,001	953
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€585	619	626
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,971	4,971	4,909
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$14,961	14,961	12,717
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$9,711	9,736	8,254
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.99%	6/30/2024		$1,275	1,275	1,275
International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025		£87	107	106
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,065	3,977	4,014
Media: Diversified & Production Total								$36,646	$32,854	2.9%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029		£139	164	168
OGH Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/29/2029		£—	(68)	—
Media: Publishing Total								$96	$168	0.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023		$18,172	18,172	18,172
Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	11.13%	6/30/2023		$916	915	916
New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	5/26/2028		$9,653	9,568	9,266
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028		$385	376	292
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	55	44	39
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	29	22	18
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.38%	5/26/2026	CAD	1,688	1,250	1,173
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026		$8,485	8,308	7,519
Walker Edison (7)(14)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (3.00% PIK)	13.48%	8/5/2027		$21,019	20,685	13,084
Retail Total								$59,340	$50,479	4.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest		—	—	—		3,337	3,337	3,859
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.35%	8.67%	7/10/2025		$16,254	16,141	13,491
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.35%	8.67%	7/10/2025		$3,934	3,906	3,265
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028		$24,598	24,376	24,352
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.74%	3/10/2028		$1,050	886	966
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028		£717	976	867
Brook Bidco (6)(14)(19)(25)	Preferred Equity		—	—	—		5,675	7,783	7,136
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029		£8,070	10,801	9,751
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029		£16	20	19
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	12.44%	6/1/2028		$1,526	1,511	1,526
Darcy Partners (19)(25)	Equity Interest		—	—	—		359	359	434
Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest		—	—	—		2	2,448	3,241
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€2,820	2,889	3,019
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€80	83	85
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	8.50% PIK	10.04%	7/13/2028		€3,000	3,018	3,212
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity		—	—	—		7,112	8,136	12,463
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£284	366	343
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£102	131	123
masLabor (19)(25)	Equity Interest		—	—	—		345	345	968
masLabor (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	6.50%	13.50%	7/1/2027		$689	672	689
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	11.24%	7/1/2027		$8,492	8,275	8,492

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
Opus2 (6)(14)(19)(25)	Equity Interest		—	—	—		2,272	2,900	2,958
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028		£123	167	148
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028		£39	50	45
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028		£125	169	147
Parcel2Go (6)(14)(19)(25)	Equity Interest		—	—	—		3,605	4,237	3,247
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027		$1,094	1,077	1,094
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2026		$—	(76)	—
Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	11/23/2027		$—	(106)	(158)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028		$12,636	12,419	12,320
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	503	51	51
Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€6,650	7,951	7,119
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€155	180	166
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026		$36,044	35,902	36,044
TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.47%	12/23/2025		$307	261	307
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	11/19/2027		$4,804	4,714	4,708
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.04%	11/19/2027		$965	906	901
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027		$1,447	1,420	1,418
Services: Business Total								$168,916	$169,053	15.1%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest		—	—	—		1	798	786
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026		$16,806	16,570	16,806
MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/21/2026		$—	(69)	—
Surrey Bidco Limited (6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026		£54	67	46
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	206	142	140
Services: Consumer Total								$17,508	$17,778	1.6%

Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest		—	—	—		124	—	—
DC Blox Inc. (14)(19)(25)	Preferred Equity		—	—	—		3,822	3,851	4,548
DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	2.00% (6.00% PIK)	11.74%	3/22/2026		$29,262	29,046	29,262
DC Blox Inc. (14)(19)(25)	Warrants		—	—	—		177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028		$15,294	15,003	15,141
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.42%	7/17/2028		$3,304	3,189	3,181
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	7/17/2028		$282	230	254
Telecommunications Total								$51,321	$52,386	4.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$5,913	5,869	5,913
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$2,399	2,375	2,398
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$31,982	31,670	31,981
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.21%	5/5/2025	$2,688	2,673	2,688
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.99%	5/5/2025	$361	255	361
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	—	445	635
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	9	9	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest		—	—	—	1,011	1,011	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Warrants		—	—	—	122	—	125
Grammer Investment Holdings LLC (19)(25)	Preferred Equity		10.00%	10.00%	—	9	791	916
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,830	3,768	3,830
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$26,625	25,828	25,826
Gulf Winds International (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/16/2028	$—	(158)	(159)
Omni Intermediate (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	11/23/2026	$—	(4)	—
Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$1,175	1,166	1,175
Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			—	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$8,770	8,686	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest		—	—	—	1,377	1,377	3,387
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.81%	12/29/2028	$19,289	18,711	18,711
RoadOne (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	—	$—	(85)	(85)
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	866	866
Transportation: Cargo Total							$105,769	$109,945	9.9%

Transportation: Consumer
Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest		—	—	—	3,090	3,090	1,066
Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	5.00% (1.75% PIK)	11.48%	5/29/2026	$6,756	5,297	4,645
Toro Private Investments II, L.P. (15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	13.48%	2/28/2025	$401	399	402
Transportation: Consumer Total							$8,786	$6,113	0.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,518	11,299	11,288
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/6/2028	$—	(37)	(40)
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	7/6/2028	$—	(47)	(101)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$14,066	13,958	14,066
Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.59%	8/28/2024	$677	654	677
Armor Group, LP (14)(19)(25)	Equity Interest		—	—	—	10	1,012	1,952
SureWerx (18)(19)	First Lien Senior Secured Loan	SOFR	6.75%	11.30%	12/28/2029	$8,365	8,156	8,198
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/28/2029	$—	(30)	(20)
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/28/2028	$134	107	113
Wholesale Total							$35,072	$36,133	3.2%
Non-Controlled/Non-Affiliate Investments Total							$1,846,172	$1,774,947	159.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	7,072	5,308	4,818
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest		—	—	—		5,119	3,842	5,310
Aerospace & Defense Total								$9,150	$10,128	0.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest		—	—	—		6,720	6,721	14,581
Beverage, Food & Tobacco Total								$6,721	$14,581	1.3%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest		—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity		—	—	—		38,505	11,777	30,785
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025		$9,040	9,039	9,040
Energy: Oil & Gas Total								$20,817	$39,825	3.6%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products		—	—	10/20/2030		$25,635	24,050	22,763
Fire: Finance Total								$24,050	$22,763	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$3,440	3,440	3,440
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	13.23%	10/2/2025		$58,721	58,721	58,721
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$1,741	1,741	1,741
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.23%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.73%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.74%	10/2/2025		$4,125	4,125	4,125
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest		—	—	—		68	—	13,033
Transportation: Consumer Total								$73,070	$86,103	7.7%
Non-Controlled/Affiliate Investments Total								$133,808	$173,400	15.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest		—	—	—	11,863	11,863	10,388
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan		10.00%	10.00%	6/2/2023	$8,013	8,013	6,400
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest		—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest		—	—	—	90,450	90,450	91,326
Aerospace & Defense Total							$111,442	$108,114	9.7%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles		10.00%	10.00%	12/27/2033	$50,995	50,995	50,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles		—	—	—	10	10	(644)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	10	5,594	3,347
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	8.00%	11.74%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	62,337	59,365	62,630
Investment Vehicles Total							$302,943	$303,307	27.2%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest		—	—	—	25,264	25,573	27,209
Transportation: Cargo Total							$25,573	$27,209	2.4%
Controlled Affiliate Investments Total							$439,958	$438,630	39.3%
Investments Total							$2,419,938	$2,386,977	213.8%

Cash Equivalents
Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents		—	4.16%	—	$63,394	63,394	63,394
Cash Equivalents Total							$63,394	$63,394	5.7%
Investments and Cash Equivalents Total							$2,483,332	$2,450,371	219.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
US DOLLARS 291	EURO 220	Bank of New York Mellon	1/9/2023	$56
US DOLLARS 37,234	POUND STERLING 31,000	Citibank	1/9/2023	(66)
EURO 4,000	US DOLLARS 4,023	Citibank	1/9/2023	249
US DOLLARS 4,122	EURO 4,000	Citibank	1/9/2023	(150)
US DOLLARS 11,848	POUND STERLING 9,890	Bank of New York Mellon	2/17/2023	(65)
US DOLLARS 7,894	AUSTRALIAN DOLLARS 11,440	Bank of New York Mellon	3/3/2023	112
US DOLLARS 10,917	POUND STERLING 9,440	Bank of New York Mellon	3/3/2023	(458)
US DOLLARS 1,804	CANADIAN DOLLAR 2,360	Bank of New York Mellon	3/3/2023	61
US DOLLARS 41,180	EURO 40,810	Bank of New York Mellon	3/3/2023	(2,575)
US DOLLARS 1,777	POUND STERLING 1,530	Bank of New York Mellon	3/16/2023	(67)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	11
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	96
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	285
US DOLLARS 3,094	EURO 2,920	Bank of New York Mellon	11/15/2023	(79)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,312
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(47)
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	341
US DOLLARS 3,143	EURO 3,000	Bank of New York Mellon	6/13/2025	(168)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	214
				$62
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
(2)	The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $1,116,391 as of December 31, 2022.
(5)	The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 26.01% of the Company’s total assets.
(7)	Loan was on non-accrual status as of December 31, 2022.

(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Investment” of the Company as the Company owns 5% or more of the portfolio company’s securities.
(11)	As defined in the 1940 Act, the Company is deemed to “Control” this portfolio company as the Company either owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Non-Income Producing.
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	The Company holds controlling, affiliate interest in an aircraft-owning special purpose vehicle through this investment.
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $370,957 or 34.06% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Acquisition
Investment	Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Marlin-Cobalt Aggregator, L.P.	12/15/2022
Darcy Partners	6/1/2022
BCC BCSF DCB Blocker LP Interest	5/16/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Acquisition
Investment	Date
Gale Aviation (Offshore) Co	1/2/2019
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
WSP LP Interest	8/31/2021

(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Asset is in an escrow liquidating trust.
(28)	Tick mark not used
(29)	Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)	Cash equivalents include $55,950 of restricted cash.
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used

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

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, there were four loans from two issuers on non-accrual. As of December 31, 2022, there were five loans from three issuers placed on non-accrual status.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required.  To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned.  For the periods ended March 31, 2023 and 2022, we recorded an expense of $0.5 million and $0.0 million, respectively for U. S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2023. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019-1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2023, the tax years that remain subject to examination are from 2019 forward.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2023 (with corresponding percentage of total portfolio investments):

	As of March 31, 2023
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
First Lien Senior Secured Loans	$1,678,017	68.8%	$1,605,689	66.5%
Second Lien Senior Secured Loans	89,075	3.7	85,984	3.6
Subordinated Debt	44,146	1.8	44,302	1.8
Structured Products	24,050	1.0	23,451	1.0
Preferred Equity	57,106	2.3	85,065	3.5
Equity Interests	207,075	8.5	229,683	9.5
Warrants	480	0.0	581	0.0
Subordinated Notes in Investment Vehicles (1)	272,974	11.2	272,974	11.3
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(691)	0.0
Equity Interests in Investment Vehicles (1)	64,957	2.7	68,339	2.8
Total	$2,437,890	100.0%	$2,415,377	100.0%

(1)	Represents debt and equity investment in ISLP and SLP (each as defined later).

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2023 (with corresponding percentage of total portfolio investments):

	As of March 31, 2023
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
USA	$2,090,382	85.8%	$2,058,794	85.3%
Cayman Islands	124,671	5.1	128,045	5.3
United Kingdom	62,378	2.6	61,523	2.5
Belgium	38,708	1.6	44,656	1.8
Germany	37,447	1.5	37,641	1.6
Australia	29,654	1.2	31,393	1.3
Ireland	19,231	0.8	18,763	0.8
Netherlands	11,850	0.5	11,983	0.5
Guernsey	8,002	0.3	8,373	0.3
Luxembourg	8,136	0.3	7,376	0.3
Canada	7,125	0.3	6,555	0.3
Sweden	186	0.0	154	0.0
Israel	120	0.0	121	0.0
Total	$2,437,890	100.0%	$2,415,377	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2023 (with corresponding percentage of total portfolio investments):

	As of March 31, 2023
		Percentage of		Percentage of
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio
Aerospace & Defense	$372,307	15.2%	$361,986	14.9%
Investment Vehicles (2)	337,941	13.9	340,622	14.1
High Tech Industries	271,480	11.1	268,106	11.1
Services: Business	193,047	7.9	195,902	8.1
Transportation: Cargo	116,051	4.8	122,897	5.1
Consumer Goods: Non-Durable	125,025	5.1	122,781	5.1
Transportation: Consumer	82,753	3.4	91,942	3.8
Telecommunications	86,074	3.5	87,527	3.6
Consumer Goods: Durable	93,229	3.8	83,380	3.5
Automotive	80,228	3.3	80,383	3.3
Healthcare & Pharmaceuticals	82,299	3.4	79,578	3.3
Construction & Building	80,253	3.3	79,095	3.3
Energy: Oil & Gas	47,158	1.9	68,240	2.8
FIRE: Insurance (1)	62,297	2.6	62,203	2.6
FIRE: Finance (1)	44,540	1.8	43,781	1.8
Hotel, Gaming, & Leisure	43,858	1.8	42,893	1.8
Media: Advertising, Printing & Publishing	78,194	3.2	41,733	1.7
Environmental Industries	34,764	1.4	35,084	1.5
Media: Diversified & Production	36,261	1.5	32,470	1.3
Capital Equipment	31,468	1.3	30,595	1.3
Wholesale	28,110	1.2	29,292	1.2
Retail	29,070	1.2	28,057	1.2
Beverage, Food & Tobacco	12,233	0.5	20,848	0.9
Services: Consumer	19,157	0.8	19,116	0.8
Containers, Packaging, & Glass	16,326	0.7	15,138	0.6
Chemicals, Plastics, & Rubber	14,918	0.6	14,976	0.6
Consumer goods: Wholesale	8,802	0.4	6,553	0.3
Banking, Finance, Insurance & Real Estate	5,623	0.2	5,657	0.2
Media: Broadcasting & Subscription	2,851	0.1	2,852	0.1
Media: Publishing	1,573	0.1	1,690	0.1
Total	$2,437,890	100.0%	$2,415,377	100.0%

(1)	Finance, Insurance, and Real Estate (“FIRE”).
(2)	Represents debt and equity investment in ISLP and SLP.

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of March 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $65.2 million. As of December 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $62.6 million.

As of March 31, 2023, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $249.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2023, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $103.9 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $870.3 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of March 31, 2023, ISLP had $672.4 million in debt and equity investments, at fair value. As of December 31, 2022, ISLP had $707.7 million in debt and equity investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (“ISLP Credit Facility Tranche A”). On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things formed an additional tranche (“ISLP Credit Facility Tranche B” and collectively with ISLP Credit Facility Tranche A, the “ISLP Credit Facilities”) with an initial financing limit of $50.0 million on May 31, 2022, and $200.0 million on August 31, 2022, bringing the total facility size to $500.0 million. As of March 31, 2023, the ISLP Credit Facility had $345.2 million of outstanding debt under the credit facility. As of December 31, 2022 the ISLP Credit Facility had $375.3 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2023 was 5.4%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 3.3%.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2023	December 31, 2022
Total investments	$672,385	$707,683
Weighted average yield on investments	10.2%	9.3%
Number of borrowers in ISLP	39	38
Largest portfolio company investment	$47,147	$46,687
Total of five largest portfolio company investments	$200,845	$197,270
Unfunded commitments	$14,683	$14,212

Below is a listing of ISLP’s individual investments as of March 31, 2023:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of

March 31, 2023

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.44%	9/24/2031	AUD	14,144	9,830	9,455
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—		10,238	7,115	12,395
Aerospace & Defense Total								$16,945	$21,850	24.0%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.38%	9/30/2026	AUD	7,660	4,914	5,121
FIRE: Finance Total								$4,914	$5,121	5.6%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,293	2,787
Healthcare & Pharmaceuticals Total								$3,293	$2,787	3.1%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.43%	4/30/2026	AUD	9,730	7,022	6,505
Media: Advertising, Printing & Publishing Total								$7,022	$6,505	7.2%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.27%	6/28/2024	AUD	20,415	16,093	13,647
Services: Consumer Total								$16,093	$13,647	15.0%

Australian Dollar Total								$48,267	$49,910	54.9%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.43%	6/24/2029		£6,050	7,045	7,464
Environmental Industries Total								$7,045	$7,464	8.1%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.93%	5/11/2029		£32,300	39,106	39,849
FIRE: Finance Total								$39,106	$39,849	43.9%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	8.68%	10/28/2024		£403	457	497
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,820
Healthcare & Pharmaceuticals Total								$17,373	$15,317	16.9%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.43%	6/4/2029	£7,880	9,088	9,722
High Tech Industries Total							$9,088	$9,722	10.7%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.71%	11/30/2025	£7,120	10,018	8,784
Media: Diversified & Production Total							$10,018	$8,784	9.7%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.80%	6/29/2029	£5,172	6,073	6,073
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/29/2029	£13,160	15,177	16,235
Media: Publishing Total							$21,250	$22,308	24.6%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	9.43%	1/29/2029	£1,576	1,952	1,945
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	1/29/2029	£19,500	24,160	24,057
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	9.47%	9/30/2024	£7,362	9,793	7,345
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.87% (0.50% PIK)	10.30%	7/7/2028	£22,560	30,543	27,832
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	6.75% (0.50% PIK)	11.58%	7/7/2028	£4,943	6,584	6,098
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	6.75% (0.50% PIK)	11.58%	7/7/2028	£6,923	9,213	8,541
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.96%	5/5/2028	£12,151	16,395	14,991
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.75%	9.93%	7/15/2028	£3,825	5,091	4,516
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	10.18%	7/15/2028	£12,395	16,690	14,909
Services: Business Total							$120,421	$110,234	121.4%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% (1.00% PIK)	10.20%	5/11/2026	£5,660	7,205	4,888
Services: Consumer Total							$7,205	$4,888	5.4%

British Pound Total							$231,506	$218,566	240.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.26%	4/30/2026	CAD	6,781	5,383	5,017
Media: Diversified & Production Total								$5,383	$5,017	5.5%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.52%	5/26/2028	CAD	17,829	14,601	12,664
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.52%	5/26/2028	CAD	2,300	1,647	1,634
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.52%	5/26/2028	CAD	1,195	931	746
Retail Total								$17,179	$15,044	16.6%

Canadian Dollar Total								$22,562	$20,061	22.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.95%	3/10/2025	DKK	56,429	9,231	8,212
High Tech Industries Total								$9,231	$8,212	9.0%

Danish Krone Total								$9,231	$8,212	9.0%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,431	9,935
Chemicals, Plastics & Rubber Total								$9,431	$9,935	11.0%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.02%	6/24/2029		€2,440	2,475	2,645
Environmental Industries Total								$2,475	$2,645	2.9%

FIRE: Insurance
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.99%	11/26/2028		€3,178	3,367	3,445
FIRE: Insurance Total								$3,367	$3,445	3.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.54%	5/28/2026		€12,999	15,712	13,808
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,886	23,628
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,987	14,478
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€778	794	816
Healthcare & Pharmaceuticals Total								$58,379	$52,730	58.0%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.95%	5/13/2029		€8,250	8,334	8,942
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	9.95%	1/12/2030		€5,000	5,315	5,365
High Tech Industries Total								$13,649	$14,307	15.8%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	8.20%	8/31/2028		€2,619	2,951	2,839
Media: Broadcasting & Subscription Total								$2,951	$2,839	3.1%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.95%	4/30/2026		€3,665	4,447	3,962
Aptus 1724 Gmbh (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,191	37,272
Media: Diversified & Production Total								$45,638	$41,234	45.4%

Services: Business
iBanFirst (19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.13%	7/13/2028		€11,166	12,595	12,103
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	11.45%	2/17/2026		€30,900	35,438	33,492
Services: Business Total								$48,033	$45,595	50.2%

European Currency Total								$183,923	$172,730	190.2%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.40%	3/10/2025	NOK	73,280	8,651	6,996
High Tech Industries Total								$8,651	$6,996	7.7%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.03%	7/15/2029	NOK	48,840	4,810	4,663
Services: Business Total								$4,810	$4,663	5.1%

Norwegian Krone Total								$13,461	$11,659	12.8%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,578	9,653
Automotive Total							$9,578	$9,653	10.6%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$23,457	23,457	23,164
Chemicals, Plastics & Rubber Total							$23,457	$23,164	25.5%

Consumer Goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	13.16%	2/25/2025	$15,837	15,837	15,837
Consumer Goods: Non-durable Total							$15,837	$15,837	17.4%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,935	5,000
Consumer Goods: Durable Total							$4,935	$5,000	5.5%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.66%	6/21/2026	$9,561	9,528	9,298
Healthcare & Pharmaceuticals Total							$9,528	$9,298	10.2%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.58%	10/31/2025	$12,011	12,011	12,011
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.98%	12/9/2029	$11,800	11,567	11,564
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/13/2029	$16,450	16,298	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/13/2029	$8,550	8,471	8,550
High Tech Industries Total							$48,347	$48,575	53.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.45%	8/31/2028	$23,907	23,737	23,907
Media: Broadcasting and Subscription Total							$23,737	$23,907	26.3%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	11.23%	2/23/2028	$10,000	9,944	9,875
Media: Diversified & Production Total							$9,944	$9,875	10.9%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.41%	3/10/2028	$11,910	11,808	11,790
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	10.31%	6/7/2028	$23,423	23,243	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028	$10,890	10,771	10,725
Services: Business Total							$45,822	$45,938	50.6%

U.S. Dollar Total							$191,185	$191,247	210.5%

Total							$700,135	$672,385	740.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
			Settlement	Appreciation
Currency Purchased	Currency Sold	Counterparty	Date	(Depreciation)(8)
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	6/10/2025	$33
EURO 889	AUSTRALIAN DOLLARS 1,400	Standard Chartered	1/17/2024	32
EURO 1,819	AUSTRALIAN DOLLARS 2,872	Standard Chartered	7/18/2023	57
EURO 402	CANADIAN DOLLARS 599	Morgan Stanley	9/27/2023	(4)
EURO 250	CANADIAN DOLLARS 363	Standard Chartered	4/18/2023	4
EURO 894	DANISH KRONE 6,651	Standard Chartered	4/18/2023	1
EURO 796	BRITISH POUNDS 710	Goldman Sachs	6/14/2023	(11)
EURO 4,705	BRITISH POUNDS 4,130	Standard Chartered	7/18/2023	25
EURO 839	NORWEGIAN KRONE 8,955	Standard Chartered	4/18/2023	56
EURO 16,565	US DOLLARS 18,170	Standard Chartered	1/9/2025	231
EURO 18,982	US DOLLARS 20,600	Standard Chartered	4/18/2023	44
EURO 1,870	US DOLLARS 2,030	Standard Chartered	4/18/2023	4
EURO 940	US DOLLARS 1,026	Standard Chartered	7/18/2023	2
EURO 1,305	US DOLLARS 1,417	Morgan Stanley	7/18/2023	9
BRITISH POUNDS 975	US DOLLARS 1,211	Goldman Sachs	4/18/2023	(4)
US DOLLARS 7,046	AUSTRALIAN DOLLARS 11,118	Standard Chartered	7/18/2023	(433)
US DOLLARS 3,774	AUSTRALIAN DOLLARS 5,435	Standard Chartered	1/17/2024	97
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	6/10/2025	293
US DOLLARS 1,689	CANADIAN DOLLARS 2,321	Morgan Stanley	9/27/2023	(31)
US DOLLARS 1,051	CANADIAN DOLLARS 1,407	Standard Chartered	4/18/2023	11
US DOLLARS 3,758	DANISH KRONE 25,749	Standard Chartered	4/18/2023	(3)
US DOLLARS 29,728	EURO 29,700	Standard Chartered	7/18/2023	(2,736)
US DOLLARS 2,190	EURO 2,042	Standard Chartered	4/18/2023	(31)
US DOLLARS 24,515	EURO 22,640	Standard Chartered	1/17/2024	(426)
US DOLLARS 960	EURO 890	Morgan Stanley	1/17/2024	(21)
US DOLLARS 720	EURO 658	Standard Chartered	4/18/2023	4
US DOLLARS 4,132	EURO 3,730	Standard Chartered	1/17/2024	23
US DOLLARS 3,118	BRITISH POUNDS 2,840	Morgan Stanley	6/10/2025	(392)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	6/10/2025	(38)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Goldman Sachs	6/14/2023	(59)
US DOLLARS 2,095	BRITISH POUNDS 1,735	Standard Chartered	6/14/2023	(54)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	6/10/2025	(199)
US DOLLARS 20,234	BRITISH POUNDS 16,443	Goldman Sachs	4/18/2023	(110)
US DOLLARS 3,526	NORWEGIAN KRONE 34,665	Standard Chartered	4/18/2023	213
				$(3,413)
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or

“L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $90,835 as of March 31, 2023.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Loan was on non-accrual status as of March 31, 2023.
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used
(34)	Tick mark not used

Below is a listing of ISLP’s individual investments as of December 31, 2022:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

(in thousands)

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	14,144	9,830	9,636
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—		10,238	7,115	10,620
Aerospace & Defense Total								$16,945	$20,256	23.2%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.06%	9/30/2026	AUD	7,660	4,902	5,219
FIRE: Finance Total								$4,902	$5,219	6.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,292	2,841
Healthcare & Pharmaceuticals Total								$3,292	$2,841	3.3%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	10.07%	4/30/2026	AUD	9,658	6,963	6,580
Media: Advertising, Printing & Publishing Total								$6,963	$6,580	7.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	20,415	16,084	13,909
Services: Consumer Total								$16,084	$13,909	16.0%

Australian Dollar Total								$48,186	$48,805	56.1%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£6,050	7,045	7,310
Environmental Industries Total								$7,045	$7,310	8.4%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£32,300	39,084	39,028
FIRE: Finance Total								$39,084	$39,028	44.8%

Healthcare & Pharmaceuticals
Datix Bidco Limited (19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£963	1,086	1,163
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,515
Healthcare & Pharmaceuticals Total								$18,002	$15,678	18.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£7,880	9,084	9,521
High Tech Industries Total							$9,084	$9,521	10.9%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025	£8,753	12,316	10,576
Media: Diversified & Production Total							$12,316	$10,576	12.2%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029	£5,172	6,022	6,249
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR+	6.25%	8.53%	6/29/2029	£13,160	15,170	15,901
Media: Publishing Total							$21,192	$22,150	25.5%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029	£1,576	1,952	1,905
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029	£19,500	24,151	23,562
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	5.29%	9/30/2024	£7,362	9,711	6,173
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028	£22,066	29,929	26,661
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£4,812	6,424	5,815
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£6,695	8,934	8,090
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028	£12,151	16,379	14,682
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028	£3,825	5,089	4,423
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028	£12,395	16,675	14,602
Services: Business Total							$119,244	$105,913	121.7%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026	£5,353	7,215	4,527
Services: Consumer Total							$7,215	$4,527	5.2%

British Pound Total							$233,182	$214,703	246.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	6,798	5,397	5,016
Media: Diversified & Production Total								$5,397	$5,016	5.8%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.38%	5/26/2028	CAD	17,875	14,631	12,660
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	2,306	1,650	1,633
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	1,198	934	746
Retail Total								$17,215	$15,039	17.3%

Canadian Dollar Total								$22,612	$20,055	23.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	56,429	9,231	8,122
High Tech Industries Total								$9,231	$8,122	9.3%

Danish Krone Total								$9,231	$8,122	9.3%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,425	9,637
Chemicals, Plastics, & Rubber Total								$9,425	$9,637	11.1%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€2,440	2,475	2,612
Environmental Industries Total								$2,475	$2,612	3.0%

FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€21,335	24,551	22,839
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€9,900	9,941	10,598
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€3,178	3,367	3,402
FIRE: Insurance Total								$37,859	$36,839	42.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€12,999	15,705	13,638
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,873	23,335
Pharmathen (19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,973	14,299
Pharmathen (3)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	8.48%	10/25/2028		€778	791	806
Healthcare & Pharmaceuticals Total								$58,342	$52,078	59.8%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€8,250	8,330	8,832
High Tech Industries Total								$8,330	$8,832	10.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€2,619	2,951	2,804
Media: Broadcasting & Subscription Total								$2,951	$2,804	3.2%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€3,665	4,458	3,923
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,137	36,812
Media: Diversified & Production Total								$45,595	$40,735	46.9%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€10,856	12,258	11,622
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€30,900	35,419	33,078
Services: Business Total								$47,677	$44,700	51.4%

European Currency Total								$212,654	$198,237	227.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	73,280	8,651	7,475
High Tech Industries Total								$8,651	$7,475	8.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	48,840	4,810	4,982
Services: Business Total								$4,810	$4,982	5.7%

Norwegian Krone Total								$13,461	$12,457	14.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,575	9,653
Automotive Total							$9,575	$9,653	11.1%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$23,516	23,516	22,634
Chemicals, Plastics & Rubber Total							$23,516	$22,634	26.0%

Consumer goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$15,878	15,878	15,878
Consumer goods: Non-durable Total							$15,878	$15,878	18.2%

Consumer goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,932	5,000
Consumer goods: Durable Total							$4,932	$5,000	5.7%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	L	4.75%	8.92%	6/21/2026	$14,086	14,035	13,453
Healthcare & Pharmaceuticals Total							$14,035	$13,453	15.5%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$34,016	34,016	34,016
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$16,450	16,292	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$8,550	8,468	8,550
High Tech Industries Total							$58,776	$59,016	67.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028	$23,907	23,729	23,907
Media: Broadcasting and Subscription Total							$23,729	$23,907	27.5%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028	$10,000	9,941	9,875
Media: Diversified & Production Total							$9,941	$9,875	11.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$11,940	11,833	11,821
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028	$23,423	23,234	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$10,917	10,795	10,644
Services: Business Total							$45,862	$45,888	52.7%

U.S. Dollar Total							$206,244	$205,304	235.9%

Total							$745,570	$707,683	813.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
				Appreciation
Currency Purchased	Currency Sold	Counterparty	Settlement Date	(Depreciation)(8)
EURO 1,827	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	1/18/2023	$3
EURO 3,201	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	3/15/2023	45
EURO 756	CANADIAN DOLLARS 1,029	Standard Chartered	1/18/2023	49
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	41
EURO 889	DANISH KRONE 6,612	Standard Chartered	1/18/2023	-
EURO 796	BRITISH POUNDS 710	Standard Chartered	6/14/2023	2
EURO 2,045	BRITISH POUNDS 1,800	Morgan Stanley	2/17/2023	22
EURO 4,740	BRITISH POUNDS 4,130	Morgan Stanley	1/18/2023	95
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	41
EURO 823	NORWEGIAN KRONE 8,589	Standard Chartered	1/18/2023	7
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	98
EURO 2,009	US DOLLARS 2,035	Morgan Stanley	1/18/2023	111
EURO 940	US DOLLARS 952	Morgan Stanley	1/18/2023	52
EURO 24,252	US DOLLARS 24,060	Standard Chartered	1/18/2023	1,856
EURO 8,460	US DOLLARS 8,330	Morgan Stanley	1/9/2023	706
AUSTRALIAN DOLLARS 4,980	US DOLLARS 3,394	Morgan Stanley	2/17/2023	(5)
CANADIAN DOLLARS 2,610	US DOLLARS 1,923	Standard Chartered	1/18/2023	5
US DOLLARS 7,014	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	1/18/2023	(533)
US DOLLARS 16,512	AUSTRALIAN DOLLARS 24,280	Morgan Stanley	2/17/2023	4
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	(14)
US DOLLARS 2,902	CANADIAN DOLLARS 3,981	Standard Chartered	1/18/2023	(38)
US DOLLARS 3,412	DANISH KRONE 25,600	Standard Chartered	1/18/2023	(267)
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(416)
US DOLLARS 29,446	EURO 29,700	Morgan Stanley	1/18/2023	(2,291)
US DOLLARS 940	EURO 954	Standard Chartered	1/18/2023	(80)
US DOLLARS 21,972	EURO 20,740	Standard Chartered	3/9/2023	(274)
US DOLLARS 1,585	EURO 1,488	Standard Chartered	1/18/2023	(5)
US DOLLARS 1,194	EURO 1,120	Standard Chartered	3/9/2023	(7)
US DOLLARS 6,411	BRITISH POUNDS 5,650	Morgan Stanley	2/17/2023	(393)
US DOLLARS 18,142	BRITISH POUNDS 15,997	Goldman Sachs	1/18/2023	(1,111)
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	(68)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Standard Chartered	6/14/2023	4
US DOLLARS 885	BRITISH POUNDS 720	Standard Chartered	3/15/2023	18
US DOLLARS 3,160	NORWEGIAN KRONE 33,250	Standard Chartered	1/18/2023	(217)
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

Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $87,029 as of December 31, 2022.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Tick mark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Tick mark not used
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Loan includes interest rate floor of 0.25%.
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used
(34)	Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2023	December 31, 2022
Investments at fair value (cost—$700,135 and $745,570, respectively)	$672,385	$707,683
Cash and cash equivalents	11,073	12,242
Foreign cash (cost of $18,049 and $10,274, respectively)	18,270	10,279
Collateral on foreign currency exchange contracts	4,618	2,624
Capital contributions receivable	—	13,162
Deferred financing costs (net of accumulated amortization of $1,368 and $1,150, respectively)	2,541	2,759
Interest receivable on investments	9,032	7,617
Unrealized appreciation on forward currency contracts	—	1,053
Other receivable	—	59
Total assets	$717,919	$757,478

Debt	$345,206	$375,260
Subordinated notes payable to members	262,663	262,022
Payable for investments purchased	—	10,456
Interest payable on debt	4,788	3,785
Interest payable on subordinated notes	8,417	13,118
Unrealized depreciation on forward currency exchange contracts	3,413	3,613
Dividend payable	2,239	2,195
Accounts payable and accrued expenses	358	—
Total liabilities	$627,084	$670,449
Members’ equity	90,835	87,029
Total liabilities and members’ equity	$717,919	$757,478

Selected Statements of Operations Information

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income
Interest Income	$17,369	$8,243
Total investment income	17,369	8,243

Expenses
Interest and debt financing expenses	5,661	1,891
Interest expense on members subordinated notes	8,386	4,002
General and administrative expenses	800	567
Total expenses	14,847	6,460

Net investment income	2,522	1,783

Net realized and unrealized gain (losses)
Net realized loss on investments	(2,032)	(676)
Net realized gain (loss) on foreign currency transactions	(1,193)	635
Net realized gain (loss) on forward contracts	(127)	1,413
Net unrealized gain (loss) on foreign contracts	(2,407)	3,856
Net change in unrealized depreciation on forward contracts	(853)	(455)
Net change in unrealized appreciation (depreciation) on investments	10,135	(6,423)
Net gain (loss) on investments	3,523	(1,650)
Net increase in members’ equity resulting from operations	$6,045	$133

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018-1 portfolio (“2018-1”). The Company retained 30% of the 2018-1 membership equity interests as a non-controlling equity interest. As of March 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $86.0 million, preferred equity interests of ($0.7) million and equity interests of $3.1 million. As of December 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.6) million and equity interests of $3.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $756.6 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes (the “2018-1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018-1 Notes as of March 31, 2023:

				Interest rate at
2018-1 Debt	Principal Amount	Spread above Index		March 31, 2023
Class A-1 A	$168,296	1.55	% + 3 Month LIBOR	6.36%
Class A-1 B	36,782	1.80	% + 3 Month LIBOR	6.61%
Class A-2	55,100	2.15	% + 3 Month LIBOR	6.96%
Class B	29,300	3.00	% + 3 Month LIBOR	7.81%
Class C	30,400	4.00	% + 3 Month LIBOR	8.81%
Total 2018-1 Notes	$319,878

Additionally, SLP, through a wholly-owned subsidiary, has entered into a $225.0 million senior secured revolving credit facility which bears interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility is August 24, 2025. As of March 31, 2023 the MM_22_2 Credit Facility had $177.0 million of outstanding debt under the credit facility. As of March 31, 2023, the effective rate on the MM_22_2 Credit Facility was 6.9% per annum. As of December 31, 2022 the MM_22_2 Credit Facility had

$113.7 million of outstanding debt under the credit facility. As of December 31, 2022, the effective rate on the MM_22_2 Credit Facility was 6.4% per annum.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of March 31, 2023 was 6.6%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.3%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2023	December 31, 2022
Total investments	$685,288	$546,654
Weighted average yield on investments	11.1%	10.6%
Number of borrowers in SLP	53	48
Largest portfolio company investment	$32,698	$23,016
Total of five largest portfolio company investments	$122,477	$111,597
Unfunded commitments	$1,793	$1,838

Below is a listing of SLP’s individual investments as of March 31, 2023:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of

March 31, 2023

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.41%	6/30/2028	$22,230	21,800	22,230
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	10.38%	7/23/2029	$11,970	11,861	11,970
Aerospace & Defense Total							33,661	34,200	152.3%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.66%	11/1/2028	$9,975	9,880	9,875
JHCC Holdings, LLC (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.66%	9/9/2025	$902	882	893
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.50%	10.66%	9/9/2025	$16,574	16,376	16,408
Automotive Total							37,938	37,976	169.1%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.91%	4/25/2028	$7,899	7,796	7,820
Banking, Finance, Insurance & Real Estate Total							7,796	7,820	34.8%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$20,268	20,156	20,015
Chemicals, Plastics & Rubber Total							20,156	20,015	89.1%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$20,507	20,507	20,507
Construction & Building Total							20,507	20,507	91.3%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,916	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	2.00% (6.75% PIK)	13.12%	10/13/2025	$10,107	9,308	7,909
Consumer Goods: Durable Total							14,224	12,909	57.5%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	8.75%	13.91%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	13.16%	2/25/2025	$8,730	8,730	8,730
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.75%	9/9/2023	$10,580	10,580	10,448
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.55%	3/26/2026	$6,511	6,511	6,120
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.55%	3/26/2026	$6,303	6,303	5,925
Consumer Goods: Non-Durable Total							38,124	37,223	165.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	11.09%	4/27/2027	$6,110	6,026	5,499
Consumer Goods: Wholesale Total							6,026	5,499	24.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.83%	12/29/2027	$22,993	22,780	22,533
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.53%	6/28/2028	$9,950	9,515	8,591
Containers, Packaging, & Glass Total							32,295	31,124	138.6%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$19,719	19,719	19,719
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	12.18%	9/3/2025	$4,438	4,438	4,438
Energy: Oil & Gas Total							24,157	24,157	107.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.66%	12/23/2026	$2,128	2,128	2,085
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.66%	12/23/2026	$8,409	8,409	8,241
FIRE: Finance Total							10,537	10,326	46.0%

FIRE: Insurance
Margaux Acquisition Inc. (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.49%	12/19/2024	$9,082	9,082	9,014
Margaux Acquisition Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.49%	12/19/2024	$11,343	11,343	11,257
FIRE: Insurance Total							20,425	20,271	90.3%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.58%	6/1/2028	$10,746	10,652	10,746
CPS Group Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.55%	3/3/2025	$19,702	19,654	19,702
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.91%	6/16/2028	$9,606	9,606	9,006
Healthcare & Pharmaceuticals Total							39,912	39,454	175.7%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver			-	4/1/2024	$-	-	-
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	10.16%	4/1/2025	$8,880	8,880	8,880
Applitools (19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.06%	5/25/2029	$10,094	9,994	9,841
Drilling Info Holdings, Inc (12)(18)(34)	First Lien Senior Secured Loan	L	4.25%	9.09%	7/30/2025	$20,368	19,942	19,622
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.98%	12/9/2029	$10,000	9,802	9,800
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$33,710	33,289	32,698
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.00%	9/3/2025	$9,853	9,853	9,680
High Tech Industries Total							91,760	90,521	403.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	12.16%	2/1/2027	$6,000	5,628	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.59%	3/30/2029	$20,644	20,273	20,644
Pyramid Global Hospitality (15)(19)(34)	First Lien Senior Secured Loan	SOFR	8.00%	12.85%	1/19/2027	$10,000	9,707	9,700
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,393	10,368	10,029
Hotel, Gaming & Leisure Total							45,976	46,073	205.2%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.59%	6/30/2023	$10,500	10,500	10,500
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	L	5.50%	10.66%	5/26/2028	$9,628	9,243	9,243
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	12.16%	12/18/2026	$13,012	13,012	11,484
Retail Total							32,755	31,227	139.1%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.41%	3/10/2028	$22,629	22,435	22,403
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.66%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028	$13,035	12,816	12,839
TEI Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	12/23/2026	$19,186	19,186	19,186
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.67%	11/19/2027	$20,590	20,305	20,178
Services: Business Total							95,542	95,406	424.8%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	9.15%	4/2/2029	$3,335	3,325	3,303
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.70%	12/21/2026	$22,957	22,957	22,613
Services: Consumer Total							26,282	25,916	115.4%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.86%	7/17/2028	$11,957	11,742	11,957
Telecommunications Total							11,742	11,957	53.2%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.24%	5/5/2025	$20,641	20,641	20,641
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.33%	9/30/2024	$252	252	252
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,475	3,475	3,475
Gulf Winds International (18)(19)(34)	First Lien Senior Secured Loan	SOFR	7.10%	11.84%	12/16/2028	$9,973	9,677	9,873
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.97%	11/23/2026	$7,214	7,214	7,214
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.69%	12/30/2027	$5,000	5,000	5,000
RoadOne (19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.11%	12/29/2028	$7,022	6,814	6,811
Transportation: Cargo Total							53,073	53,266	237.2%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	P	8.00%	12.75%	7/6/2028	$11,940	11,726	11,701
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	10.09%	8/28/2024	$9,459	9,459	9,459
SureWerx (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.65%	12/28/2029	$8,365	8,159	8,281
Wholesale Total							29,344	29,441	131.0%

Total							692,232	685,288	3051.6%
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)	Percentages are based on the Company’s net assets of $22,457 as of March 31, 2023.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Tick mark not used
(8)	Tick mark not used
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Tick mark not used
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used
(34)	Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 “Debt”.

Below is a listing of SLP’s individual investments as of December 31, 2022:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$22,515	22,059	22,177
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/23/2029	$12,000	11,886	12,000
Whitcraft LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$10,683	10,603	10,683
Aerospace & Defense Total							$44,548	$44,860	194.7%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$10,000	9,901	9,900
JHCC Holdings, LLC (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$7,521	7,521	7,351
Automotive Total							$28,222	$28,051	121.7%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.21%	4/25/2028	$7,939	7,830	7,820
Banking, Finance, Insurance & Real Estate Total							$7,830	$7,820	33.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$20,319	20,201	19,557
Chemicals, Plastics & Rubber Total							$20,201	$19,557	84.9%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$10,534	10,534	10,534
Construction & Building Total							$10,534	$10,534	45.7%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,913	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$9,976	9,097	7,806
Consumer Goods: Durable Total							$14,010	$12,806	55.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$8,753	8,753	8,753
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$10,637	10,637	10,584
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,527	6,526	6,136
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,319	6,319	5,940
Consumer Goods: Non-Durable Total							$38,235	$37,413	162.3%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,125	6,036	5,589
Consumer Goods: Wholesale Total							$6,036	$5,589	24.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$23,051	22,827	22,763
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$9,975	9,519	9,097
Containers, Packaging, & Glass Total							$32,346	$31,860	138.2%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$9,771	9,771	9,771
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025	$4,416	4,416	4,416
Energy: Oil & Gas Total							$14,187	$14,187	61.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026	$2,133	2,133	2,069
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026	$8,431	8,431	8,178
FIRE: Finance Total							$10,564	$10,247	44.5%

FIRE: Insurance
Margaux Acquisition Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024	$10,451	10,451	10,451
FIRE: Insurance Total							$10,451	$10,451	45.4%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028	$10,692	10,594	10,692
CPS Group Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.48%	3/3/2025	$9,776	9,776	9,728
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028	$9,630	9,630	9,028
Healthcare & Pharmaceuticals Total							$30,000	$29,448	127.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(19)	First Lien Senior Secured Loan - Revolver				4/1/2024	—	—	—
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$8,903	8,903	8,903
Drilling Info Holdings, Inc (12)(18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$10,774	10,693	10,397
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$21,614	21,423	21,182
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025	$9,797	9,797	9,626
High Tech Industries Total							$50,816	$50,108	217.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027	$6,000	5,605	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.28%	3/30/2029	$20,696	20,309	20,696
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,419	10,393	10,106
Hotel, Gaming & Leisure Total							$36,307	$36,502	158.4%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023	$10,500	10,500	10,500
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026	$13,046	13,046	11,562
Retail Total							$23,546	$22,062	95.7%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$22,686	22,482	22,459
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$13,068	12,839	12,742
TEI Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026	$9,238	9,238	9,238
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027	$20,694	20,393	20,280
Services: Business Total							$85,752	$85,519	371.1%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	8.83%	4/2/2029	$3,344	3,334	3,291
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026	$23,016	23,016	23,016
Services: Consumer Total							$26,350	$26,307	114.2%

Telecommunications
Conterra Ultra Broadband Holdings, Inc. (15)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.18%	4/27/2027	$3,802	3,691	3,668
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028	$12,000	11,774	11,880
Telecommunications Total							$15,465	$15,548	67.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$10,668	10,668	10,668
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,463	3,463	3,463
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$7,232	7,232	7,232
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$5,000	5,000	5,000
Transportation: Cargo Total							$26,570	$26,570	115.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,970	11,745	11,731
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$9,484	9,484	9,484
Wholesale Total							$21,229	$21,215	92.1%

Total							$553,199	$546,654	2372.4%
(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)	Tick mark not used
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4)	Percentages are based on the Company’s net assets of $23,042 as of December 31, 2022.
(5)	Tick mark not used
(6)	Tick mark not used
(7)	Tick mark not used
(8)	Unrealized appreciation/(depreciation) on forward currency exchange contracts.
(9)	The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)	Tick mark not used
(11)	Tick mark not used
(12)	Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 “Debt”.
(13)	Tick mark not used
(14)	Tick mark not used
(15)	Loan includes interest rate floor of 1.00%.
(16)	Loan includes interest rate floor of 0.75%.
(17)	Loan includes interest rate floor of 0.50%.
(18)	Loan includes interest rate floor of 0.00%.
(19)	Security valued using unobservable inputs (Level 3).
(20)	Tick mark not used
(21)	Tick mark not used
(22)	Tick mark not used
(23)	Tick mark not used
(24)	Tick mark not used
(25)	Tick mark not used
(26)	Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)	Tick mark not used
(28)	Tick mark not used
(29)	Tick mark not used
(30)	Tick mark not used
(31)	Tick mark not used
(32)	Loan includes interest rate floor of 1.50%.
(33)	Tick mark not used
(34)	Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 “Debt”.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2023	December 31, 2022
Investments at fair value (cost—$692,232 and $553,199, respectively)	$685,288	$546,654
Cash	1,211	4,590
Restricted cash and cash equivalents	27,966	56,013
Prepaid expenses	5,074	5,190
Interest receivable on investments	4,062	3,380
Other receivable	20,006	—
Total assets	$743,607	$615,827

Interest payable on debt	$6,347	$6,118
Interest payable on subordinated notes	2,786	2,607
Payable for investments purchased	38,506	—
Debt (net of unamortized debt issuance costs of ($1,307 and $1,349, respectively)	495,571	478,051
Subordinated notes payable to Members	172,000	102,000
Distributions payable	5,231	3,631
Accounts payable and accrued expenses	709	378
Total liabilities	$721,150	$592,785
Members’ equity	111	860
Noncontrolling interests	22,346	22,182
Total members' equity	$22,457	$23,042
Total liabilities and members’ equity	$743,607	$615,827

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income
Interest Income	$16,524	$2,516
Total investment income	16,524	2,516

Expenses
Interest and debt financing expenses	7,592	744
Interest expense on members subordinated notes	2,786	636
Professional fees and other expenses	761	112
Total expenses	11,139	1,492
Net investment income	5,385	1,024

Net realized and unrealized gain (losses)
Net realized gain on investments	47	6
Net change in unrealized depreciation on investments	(399)	(146)
Net loss on investments	(352)	(140)
Net increase from operations	5,033	884
Less: net decrease attributable to noncontrolling interests	(1,529)	—
Net increase in members' equity resulting from operations	$3,504	$884

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$66,906	$1,538,783	$—	$1,605,689
Second Lien Senior Secured Loans	—	—	85,984	—	85,984
Subordinated Debt	—	—	44,302	—	44,302
Structured Products	—	—	23,451	—	23,451
Preferred Equity	—	—	85,065	—	85,065
Equity Interests	—	—	229,683	—	229,683
Warrants	—	—	581		581
Subordinated Notes in Investment Vehicles (1)	—	—	272,974	—	272,974
Preferred Equity Interests in Investment Vehicles (1)	—	—	—	(691)	(691)
Equity Interests in Investment Vehicles (1)	—	—	—	68,339	68,339
Total Investments	$—	$66,906	$2,280,823	$67,648	$2,415,377
Cash equivalents	$52,118	$—	$—	$—	$52,118
Forward currency exchange contracts (asset)	$—	$1,107	$—	$—	$1,107
Forward currency exchange contracts (liability)	$—	$(884)	$—	$—	$(884)

(1)	Includes debt and equity investment in ISLP and SLP.
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

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$76,619	$1,554,258	$—	$1,630,877
Second Lien Senior Secured Loans	—	—	93,950	—	93,950
Subordinated Debt	—	—	43,922	—	43,922
Structured Products	—	—	22,763	—	22,763
Preferred Equity	—	—	80,945	—	80,945
Equity Interests	—	—	210,689	—	210,689
Warrants	—	—	524		524
Subordinated Notes in Investment Vehicles (1)	—	—	237,974	—	237,974
Preferred Equity Interests in Investment Vehicles (1)	—	—	—	(644)	(644)
Equity Interests in Investment Vehicles (1)	—	—	—	65,977	65,977
Total Investments	$—	$76,619	$2,245,025	$65,333	$2,386,977
Cash equivalents	$63,394	$—	$—	$—	$63,394
Forward currency exchange contracts (asset)	$—	$62	$—	$—	$62
(1)	Includes debt and equity investments in ISLP and SLP.
(2)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2023	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Purchases of investments and other adjustments to cost (1)	255,804	17,177	—	35,000	—	—	—	—	307,981
Paid-in-kind interest	3,809	—	67	—	—	—	351	—	4,227
Net accretion of discounts (amortization of premiums)	1,441	—	120	—	—	—	43	—	1,604
Principal repayments and sales of investments (1)	(267,515)	—	(8,430)	—	—	—	—	—	(275,945)
Net change in unrealized appreciation (depreciation) on investments	514	1,817	1,079	—	688	4,120	(14)	57	8,261
Net realized gains (losses) on investments	(9,528)	—	(802)	—	—	—	—	—	(10,330)
Transfers to Level 3	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2023	$1,538,783	$229,683	$85,984	$272,974	$23,451	$85,065	$44,302	$581	$2,280,823
Change in unrealized appreciation (depreciation) attributable to investments still held at March 31, 2023	$758	$1,817	$1,079	$—	$688	$4,120	$(14)	$57	$8,505

(1)	Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)	Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the three months ended March 31, 2023, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2023, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

(1)Includes reorganizations and restructuring of investments and the impact of the SLP transaction.

(2)Represents debt investment in ISLP and SLP.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2023 were as follows:

	As of March 31, 2023
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,179,939	Discounted cash flows	Comparative Yields	5.9%		-	22.1%		(11.3)%
First Lien Senior Secured Loans	130,769	Comparable company multiple	EBITDA Multiple	1.6	x	-	9.8	x	(7.6)	x
First Lien Senior Secured Loans	73,857	Comparable company multiple	EBITDA Multiple				8.5	x
			Probably weighting of alternative outcomes	25.0%		-	75.0%
First Lien Senior Secured Loans	15,745	Discounted cash flows	Discount Rate	10.0%		-	15.2%		(12.7)%
First Lien Senior Secured Loans	8,925	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	85,984	Discounted cash flows	Comparative Yields	12.3%		-	21.7%		(15.0)%
Subordinated Notes in Investment Vehicles	272,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	44,302	Discounted cash flows	Comparative Yields	11.9%		-	13.3%		(12.0)%
Structured Products	23,451	Discounted cash flows	Comparative Yields				14.6%
Equity Interests	138,769	Discounted cash flows	Discount Rate	10.0%		-	16.4%		(15.1)%
Equity Interests	68,201	Comparable company multiple	EBITDA Multiple	1.6	x	-	22.8	x	(11.7)	x
Equity Interests	13,039	Comparable company multiple	EBITDA Multiple				8.5	x
			Probably weighting of alternative outcomes	25.0%		-	75.0%
Preferred equity	74,649	Comparable company multiple	EBITDA Multiple	1.6	x	-	15.3	x	(5.8)	x
Preferred equity	4,978	Discounted cash flows	Comparative Yields				11.6%
Warrants	581	Comparable company multiple	EBITDA Multiple	7.5	x	-	12.7	x	(11.6)	x
Total investments	$2,136,163

(1)

Included within the Level 3 assets of $2,280,823 is an amount of $144,660 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2023. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2023	December 31, 2022
2019-1 Debt	2	338,790	330,634
March 2026 Notes	2	265,121	259,769
October 2026 Notes	2	253,353	247,873
Sumitomo Credit Facility	3	465,000	443,000
Total Debt		$1,322,264	$1,281,276

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

For the three months ended March 31, 2023 and 2022, management fees were $8.9 million, $8.4 million, respectively. For the three months ended March 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended March 31, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of March 31, 2023, and December 31, 2022, $8.8 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $11.1 million and $3.3 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended March 31, 2023 and 2022. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of March 31, 2023 and December 31, 2022, there was $11.1 million and $9.2 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2023 and December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, the Company accrued $0.0 and $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022 there were $0.3 million and $0.1 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan had a maximum credit limit of $50.0 million and matured on March 27, 2023. The Revolving Advisor Loan accrued interest at the Applicable Federal Rate from the date of such loan until the loan was repaid in full. Please see Note 6 for additional details.

Related Party Commitments

As of March 31, 2023 and December 31, 2022, the Advisor held 449,933.91 and 476,679.81 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at March 31, 2023 and December 31, 2022, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2023 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value			Change in		Fair Value
	as of			Unrealized	Realized	as of	Dividend,
	December 31,	Gross	Gross	Gains	Gains	March 31,	Interest, and	Other
Portfolio Company	2022	Additions	Reductions	(Losses)	(Losses)	2023	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$14,581	$—	$—	$—	$—	$14,581	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,818	—	—	(91)	—	4,727	100	—
Ansett Aviation Training Equity Interest (1)	5,310	—	—	888	—	6,198	—	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,763	—	—	688	—	23,451	1,375	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	9,040	45	—	—	—	9,085	272	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	30,785	—	—	1,969	—	32,754	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	—	—	—	4,841	136	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	3,440	—	—	—	—	3,440	113	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,741	14	—	—	—	1,755	53	—
Direct Travel, Inc. First Lien Senior Secured Loan	58,721	324	—	(1)	—	59,044	1,924	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	450	—	—	—	4,575	135	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	6	—
Direct Travel, Inc. Equity Interest (1)	13,033	—	—	6	—	13,039	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	—	5,592	—	—	—	5,592	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	—	3,182	—	—	—	3,182	42	—
Walker Edison Furniture Company LLC 1st Term Loan	—	5,163	—	—	—	5,163	51	—
Total Non-Controlled/affiliate investment	$173,400	$14,770	$—	$3,459	$—	$191,629	$4,207	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$50,995	$35,000	$—	$—	$—	$85,995	$1,393	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(644)	—	—	(47)	—	(691)	638	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	3,347	—	—	(249)	—	3,098	1,808	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,400	—	—	1,000	—	7,400	(1,010)	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,388	—	—	1,422	—	11,810	—	—
Gale Aviation (Offshore) Co, Equity Interest	91,326	—	—	(600)	—	90,726	2,993	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	62,630	—	—	2,611	—	65,241	1,578	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	186,979	—	—	—	—	186,979	5,972	—
Lightning Holdings B, LLC- Equity Interest (1)	27,209	8,646	—	1,464	—	37,319	—	—
Total Controlled affiliate investment	$438,630	$43,646	$—	$5,601	$—	$487,877	$13,372	$—
Total	$612,030	$58,416	$—	$9,060	$—	$679,506	$17,579	$—

(1)Non-income producing.

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

(1)Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 179.1% and 180.0%, respectively.

The Company’s outstanding borrowings as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023			As of December 31, 2022
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,131	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	296,670	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,150	300,000	300,000	294,812
Sumitomo Credit Facility(2)	665,000	465,000	465,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,417,500	$1,407,951	$1,667,500	$1,395,500	$1,385,303

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)	On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. As of March 31, 2023, $14.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2023 and year ended December 31, 2022 were 5.0% and 3.5%, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	465,000	—	—	465,000	—
Total Debt Obligations	$1,417,500	$—	$300,000	$765,000	$352,500

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

The CLO Transaction was executed through a private placement of the following 2018-1 Notes. The Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018-1 Issuer in exchange for its sale to the 2018-1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. At the time of the transaction, the Class A-1 A, A-1 B, A-2, B and C 2018-1 Notes were included in the consolidated financial statements and the Membership Interests were eliminated in consolidation. On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018 1 Notes to SLP, which resulted in the deconsolidation of the 2018 1 Notes from the Company’s consolidated financial statements as further discussed in Note 3.

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$—	$1,299
Amortization of deferred financing costs and upfront commitment fees	—	28
Total interest and debt financing expenses	$—	$1,327

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

The 2019-1 CLO Reset Notes was executed through a private placement of the following 2019-1 Debt:

2020-1 Debt	Principal Amount	Spread above Index		Interest rate at March 31, 2023
Class A-1-R	$282,500	1.50	% + 3 Month LIBOR	6.29%
Class A-2-R	55,000	2.00	% + 3 Month LIBOR	6.79%
Class B-R	15,000	2.60	% + 3 Month LIBOR	7.39%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of March 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $454.6 million and cash of $41.4 million securing the 2019-1 Debt. As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2023, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.4 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the 2019-1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$5,543	$1,624
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$5,575	$1,656

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with BCSF Advisors, LP, the investment adviser of the Company. The Revolving Advisor Loan had a maximum credit limit of $50.0 million and matured on March 27, 2023. The Revolving Advisor Loan accrued interest at the Applicable Federal Rate from the date of such loan until the loan was repaid in full.

For the three months ended March 31, 2023 and 2022, the Revolving Advisor Loan did not incur any interest expense.

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

The 2023 Notes were scheduled to mature on June 10, 2023 and could be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes bore interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of the Note Purchase Agreement governing the 2023 Notes.

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

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$—	$2,250
Amortization of debt issuance cost	—	135
Accretion of original issue discount	—	90
Total interest and debt financing expenses	$—	$2,475

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

As of March 31, 2023 and December 31, 2022 the components of the carrying value of the March 2026 Notes were as follows:

	March 31,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,910)	(2,069)
Original issue discount, net of accretion	(1,420)	(1,539)
Carrying value of 2026 Notes	$296,670	$296,392

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$2,213	$2,213
Amortization of debt issuance cost	160	159
Accretion of original issue discount	119	119
Total interest and debt financing expenses	$2,492	$2,491

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

As of March 31, 2023 and December 31, 2022, the components of the carrying value of the October 2026 Notes were as follows:

	March 31,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,585)	(2,765)
Original issue discount, net of accretion	(2,265)	(2,423)
Carrying value of October 2026 Notes	$295,150	$294,812

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$1,913	$1,912
Amortization of debt issuance cost	180	180
Accretion of original issue discount	158	158
Total interest and debt financing expenses	$2,251	$2,250

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2023 and December 31, 2022, there were $465.0 million and $443.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended March 31, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$8,875	$44
Unused facility fee	125	292
Amortization of original issue discount	232	108
Total interest and debt financing expenses	$9,232	$444

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $4.9 million for March 31, 2023 and collateral receivable of $9.6 million for December 31, 2022 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2023 and 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $184.7 million and $109.5 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,328	$(2,221)	$1,107	$—	$1,107
Citibank	Unrealized appreciation on forward currency contracts	$174	$(1,058)	$(884)	$—	$(884)

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
	2023	2022
Net realized gains (losses) on forward currency exchange contracts	$(2,385)	$1,243
Net change in unrealized appreciation on forward currency exchange contracts	161	1,651
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(2,224)	$2,894

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $2.1 million and ($3.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.2) million and $2.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.2) million and ($0.3) million for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
Total distributions declared			$0.38	$24,534

The distributions declared during the three months ended March 31, 2023 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during three months ended March 31, 2022

			Amount Per	Total
Date Declared	Record Date	Payment Date	Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
Total distributions declared			$0.34	$21,951

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2023 and December 31, 2022, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At March 31, 2023 and December 31, 2022, BCSF Advisors, LP owned 0.70% and 0.74%, respectively, of the outstanding common stock of the Company.

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

For the three months ended March 31, 2023 and 2022, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2023, there have been no repurchases of common stock.

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

As of March 31, 2023, the Company had $291.7 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$498
A&R Logistics, Inc. - Revolver	5/5/2025	5,663
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	5,046
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - Delayed Draw	6/4/2029	2,697
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,958
Ansira Holdings, Inc. - Delayed Draw	12/20/2024	1,508
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	7,208
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	376
Aramsco, Inc. - Revolver	8/28/2024	1,355
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	5,042
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,423
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	2,342
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	7
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,175
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	2,692
Element Buyer, Inc. - Revolver	7/19/2024	2,267
Eleven Software - Revolver	9/25/2026	397
Grammer Purchaser, Inc. - Revolver	9/30/2024	121
Great Expressions Dental Center PC - Revolver	9/28/2023	127
GSP Holdings, LLC - Revolver	11/6/2025	4,194
Gulf Winds International - Revolver	12/16/2028	5,292
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2025	946
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,516
Mach Acquisition R/C - Revolver	10/18/2026	2,511

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Margaux Acquisition Inc. - Revolver	12/19/2025	479
Margaux UK Finance Limited - Revolver	12/19/2024	95
masLabor - Revolver	7/1/2027	1,034
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	8,931
Meriplex Communications, Ltd. - Revolver	7/17/2028	1,506
Morrow Sodali - Delayed Draw	4/25/2028	269
Morrow Sodali - Revolver	4/25/2028	1,010
MRHT - Delayed Draw	7/26/2028	5,494
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	3,473
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Delayed Draw	5/26/2028	62
New Look Vision Group - Revolver	5/26/2026	506
OGH Bidco Limited - Delayed Draw	6/29/2029	6,076
Omni Intermediate - Revolver	11/30/2026	732
Parcel2Go - First Lien Senior Secured Loan	7/15/2028	34
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Pyramid Global Hospitality - Revolver	1/17/2027	3,482
Reconomy - Delayed Draw	6/24/2029	8,115
Reconomy - First Lien Senior Secured Loan	6/24/2029	2,557
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,340
RoadOne - Delayed Draw	12/29/2028	3,931
RoadOne - Revolver	12/29/2028	3,388
RoC Opco LLC - Revolver	2/25/2025	9,559
Saltoun - Delayed Draw	4/11/2028	14,358
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	6,256
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	5,383
Spring Finco DD T/L - Delayed Draw	7/15/2029	4,162
SunMed Group Holdings, LLC - Revolver	6/16/2027	688
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	1,073
Swoogo LLC - Revolver	12/9/2026	1,243
Taoglas - Delayed Draw	11/1/2024	3,636

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Taoglas - Revolver	4/18/2023	1,358
TEI Holdings Inc. - Revolver	12/23/2025	4,221
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	10,572
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	7,921
V Global Holdings LLC - Revolver	12/22/2025	8,211
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,686
Walker Edison - First Lien Senior Secured Loan	3/31/2027	796
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,287
Whitcraft-Paradigm - Revolver	2/15/2029	2,194
World Insurance - Revolver	4/1/2026	326
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,705
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$291,700
(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2023.

As of December 31, 2022, the Company had $303.7 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$497
A&R Logistics, Inc. - Revolver	5/5/2025	5,735
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	5,046
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - First Lien Senior Secured Loan	6/4/2029	2,642
Allworth Financial Group, L.P. - Delayed Draw	12/23/2026	7
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,463
Ansira Holdings New DD T/L(2) - First Lien Senior Secured Loan	12/20/2024	1,508
Ansira Holdings, Inc. - Revolver	12/20/2024	1,700
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	7,208
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,709
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	7,353
Batteries Plus Holding Corporation - Revolver	6/30/2023	3,334
Caribou Bidco Limited - First Lien Senior Secured Loan	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Cloud Technology Solutions (CTS) - Revolver	7/3/2029	1,705
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	2,340
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,933
Darcy Partners R/C - First Lien Senior Secured Loan	6/1/2028	349
DC Blox Inc. - First Lien Senior Secured Loan	3/22/2026	1,915
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,625
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	2,267
Element Buyer, Inc. - Revolver	7/19/2024	4,250
Eleven Software - Revolver	9/25/2026	1,339
Grammer Purchaser, Inc. - Revolver	9/30/2024	234
Great Expressions Dental Center PC - Revolver	9/28/2023	127
Gulf Winds International - Revolver	12/16/2028	5,292
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Delayed Draw	9/9/2025	31
JHCC Holdings, LLC - Revolver	9/9/2025	1,088
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,092
Mach Acquisition R/C - Revolver	10/18/2026	6,026

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Margaux Acquisition Inc. - Revolver	12/19/2025	1,915
Margaux UK Finance Limited - Revolver	12/19/2024	603
masLabor - Revolver	7/1/2027	345
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	8,931
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,542
Morrow Sodali - Delayed Draw	4/25/2028	1,345
Morrow Sodali - Revolver	4/25/2028	1,312
MRH Trowe Beteiligungsgesellschaft MBH - First Lien Senior Secured Loan	7/26/2028	7,888
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	5,210
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Delayed Draw	5/26/2028	62
New Look Vision Group - Revolver	5/26/2026	571
OGH Bidco Limited - Delayed Draw	6/29/2029	7,440
Omni Intermediate - Delayed Draw	11/23/2026	504
Omni Intermediate R/C - First Lien Senior Secured Loan	11/30/2026	732
Paisley Bidco Limited - Revolver	11/26/2028	1,460
Parcel2Go - First Lien Senior Secured Loan	7/15/2028	33
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Reconomy - First Lien Senior Secured Loan	6/24/2029	7,949
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,340
RoadOne - Delayed Draw	12/29/2028	5,666
RoadOne - Revolver	12/29/2028	3,388
RoC Opco LLC - Revolver	2/25/2025	7,510
Saltoun - Delayed Draw	4/11/2028	14,358
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,470
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	9/9/2023	6,800
Spring Finco DD T/L - First Lien Senior Secured Loan	7/15/2029	1,259
SunMed Group Holdings, LLC - Revolver	6/16/2027	639
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	939
Swoogo LLC - Revolver	12/9/2026	1,243
TEI Holdings Inc. - Revolver	12/23/2025	4,221
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	11,429
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TGI Sport Bidco Pty Ltd - Delayed Draw	4/30/2026	1,315
TLC Purchaser, Inc. - Revolver	10/13/2025	1,828
V Global Holdings LLC - Revolver	12/22/2025	9,690
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,704
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,253
Whitcraft LLC - Revolver	4/3/2023	362
World Insurance - Revolver	4/1/2026	326
WSP Initial Term Loan - Delayed Draw	4/27/2027	1,797
WSP Revolving Loan - Revolver	4/27/2027	402
WU Holdco, Inc. - Revolver	3/26/2025	2,705
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$303,665

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value at beginning of period	$17.29	$17.04
Net investment income (1)	0.50	0.34
Net realized gain (loss) (1) (7)	(0.26)	0.03
Net change in unrealized appreciation (1) (2) (8)	0.22	0.15
Net increase in net assets resulting from operations (1) (9) (10)	0.46	0.52
Stockholder distributions from income (3)	(0.38)	(0.34)
Net asset value at end of period	$17.37	$17.22
Net assets at end of period	$1,121,142	$1,111,736
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$11.92	$15.59
Total return based on market value (12)	3.36%	4.73%
Total return based on net asset value (4)	2.62%	3.05%
Ratios:
Ratio of net investment income to average net assets (5) (11) (13)	14.89%	8.92%
Ratio of total net expenses to average net assets (5) (11) (13)	12.26%	8.04%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5) (13)	7.10%	3.92%
Ratio of expenses (without incentive fees) to average net assets (5) (11) (13)	11.27%	7.74%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5) (11) (13)	4.23%	3.39%
Average principal debt outstanding	$1,481,599	$1,314,443
Portfolio turnover (6)	11.89%	3.88%

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
(5)The computation of average net assets during the year is based on averaging net assets for the periods reported.
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

(11)The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2023 and 2022, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2023 and 2022, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2023 would be 14.89%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2022 would be 8.92%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2023 would be 12.26%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2022 would be 8.04%.
(12)Total return based on market value is calculated as the change in market value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(13)Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 9, 2023, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2023, we have invested approximately $6,619.7 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2023 and December 31, 2022, 94.3% and 94.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2023, the Company’s asset coverage was 179.1%.

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

Portfolio and Investment Activity

During the three months ended March 31, 2023, we invested $312.2 million, including PIK, in 66 portfolio companies, and had $285.5 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $26.7 million for the period. Of the $312.2 million invested during the three months ended March 31, 2023, $77.5 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,678,017	68.8%	$1,605,689	66.5%	11.7%	12.0%
Second Lien Senior Secured Loans	89,075	3.7	85,984	3.6	14.1	14.6
Subordinated Debt	44,146	1.8	44,302	1.8	11.7	11.6
Structured Products	24,050	1.0	23,451	1.0	22.9	23.5
Preferred Equity	57,106	2.3	85,065	3.5	10.0	8.4
Equity Interests	207,075	8.5	229,683	9.5	13.2	13.2
Warrants	480	0.0	581	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	272,974	11.2	272,974	11.3	11.5	11.5
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(691)	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	64,957	2.7	68,339	2.8	24.8	23.6
Total	$2,437,890	100.0%	$2,415,377	100.0%	12.3%	12.5%

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

(2)	Represents debt and equity investment in ISLP and SLP.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2023:

As of
March 31, 2023
Number of portfolio companies	138
Percentage of debt bearing a floating rate (1)	94.3%
Percentage of debt bearing a fixed rate (1)	5.7%

(1)	Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2022:

As of
December 31, 2022
Number of portfolio companies	132
Percentage of debt bearing a floating rate (1)	94.5%
Percentage of debt bearing a fixed rate (1)	5.5%
(1)	Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
		Percentage at
	Amortized	Amortized		Percentage at
	Cost	Cost	Fair Value	Fair Value
Performing	$2,387,074	97.9%	$2,401,689	99.4%
Non-accrual	50,816	2.1	13,688	0.6
Total	$2,437,890	100.0%	$2,415,377	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,348,395	97.0%	$2,348,571	98.4%
Non-accrual	71,543	3.0	38,406	1.6
Total	$2,419,938	100.0%	$2,386,977	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, there were four loans from two issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2022, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
		Percentage
		of		Percentage of
	Amortized Cost	Total	Fair Value	Total
First Lien Senior Secured Loans	$1,678,017	66.6%	$1,605,689	64.4%
Second Lien Senior Secured Loans	89,075	3.5	85,984	3.4
Subordinated Debt	44,146	1.8	44,302	1.8
Structured Products	24,050	1.0	23,451	0.9
Preferred Equity	57,106	2.3	85,065	3.4
Equity Interests	207,075	8.2	229,683	9.2
Warrants	480	0.0	581	0.0
Subordinated Notes in Investment Vehicles (1)	272,974	10.8	272,974	10.9
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(691)	0.0
Equity Interests in Investment Vehicles (1)	64,957	2.6	68,339	2.7
Cash and cash equivalents	23,072	0.9	23,072	0.9
Foreign cash	7,239	0.3	6,571	0.3
Restricted cash and cash equivalents	51,441	2.0	51,441	2.1
Total	$2,519,642	100.0%	$2,496,461	100.0%

(1)	Represents debt and equity investment in ISLP and SLP

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

●	An investment is rated 1 if, in the opinion of our Advisor, it is performing above underwriting expectations, and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company or the likelihood of a potential exit.
●	An investment is rated 2 if, in the opinion of our Advisor, it is performing as expected at the time of our underwriting and there are generally no concerns about the portfolio company’s performance or ability to meet covenant requirements, interest payments or principal amortization, if applicable. All new investments or acquired investments in new portfolio companies are initially given a rating of 2.

●	An investment is rated 3 if, in the opinion of our Advisor, the investment is performing below underwriting expectations and there may be concerns about the portfolio company’s performance or trends in the industry, including as a result of factors such as declining performance, non-compliance with debt covenants or delinquency in loan payments (but generally not more than 180 days past due).
●	An investment is rated 4 if, in the opinion of our Advisor, the investment is performing materially below underwriting expectations. For debt investments, most of or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 4 are not anticipated to be repaid in full, if applicable, and there is significant risk that we may realize a substantial loss on our investment.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023
		Percentage	Number of	Percentage of
Investment Performance Rating	Fair Value	of Total	Companies(1)	Total
1	$2,518	0.1%	3	2.2%
2	2,208,805	91.4	122	88.4
3	190,366	7.9	11	8.0
4	13,688	0.6	2	1.4
Total	$2,415,377	100.0%	138	100.0%

(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$2,499	0.1%	3	2.3%
2	2,163,990	90.7	117	88.6
3	182,082	7.6	9	6.8
4	38,406	1.6	3	2.3
Total	$2,386,977	100.0%	132	100.0%
(1)	Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Total investment income	$74,737	$46,011
Total expenses, net of fee waivers	42,579	24,308
Net investment income	32,158	21,703
Net realized gain (loss)	(17,249)	2,172
Net change in unrealized appreciation (depreciation)	14,376	9,806
Net increase in net assets resulting from operations	$29,285	$33,681

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Interest income	$56,862	$38,033
Dividend income	8,393	3,601
PIK income	4,234	3,912
Other income	5,248	465
Total investment income	$74,737	$46,011

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $56.9 million for the three months ended March 31, 2023 from $38.0 million for the three months ended March 31, 2022, primarily due to the increase in portfolio size and rising interest rates. Our investment portfolio at amortized cost increased to $2,437.9 million from $2,178.2 million for the three months ended March 31, 2023 and 2022, respectively. Dividend income increased to $8.4 million for the three months ended March 31, 2023 from $3.6 million for the three months ended March 31, 2022, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income increased to approximately $5.3 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022, primarily due to an increase in one-time fees earned on certain investments. As of March 31, 2023, the weighted average yield of our investment portfolio increased to 12.3% from 7.9% as of March 31, 2022, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Interest and debt financing expenses	$19,550	$10,643
Base management fee	8,910	8,369
Incentive fee	11,110	3,311
Professional fees	581	390
Directors fees	174	175
Other general and administrative expenses	1,659	1,420
Total operating expenses, net of fee waivers	$41,984	$24,308

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $19.6 million and $10.6 million for the three months ended March 31, 2023 and 2022, respectively. Interest and debt financing expense for the three months ended March 31, 2023 as compared to March 31, 2022 increased primarily due to rise in base rates of the variable rate debt and the usage of our Sumitomo Credit Facility offset by the retirement of the 2023 Notes. The weighted average principal debt balance outstanding for the three months ended March 31, 2023 was $1.5 billion compared to $1.3 billion for the three months ended March 31, 2022.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding was 5.0% and 3.5% as of March 31, 2023 and December 31, 2022, respectively.

Management Fee

Management fee (net of waivers) increased to $8.9 million for the three months ended March 31, 2023 from $8.4 million for the three months ended March 31, 2022. Management fee (gross of waivers) increased to $8.9 million for the three months ended March 31, 2023 from $8.4 million for the three months ended March 31, 2022, primarily due to an increase in total assets throughout the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Management fee waived for the three months ended March 31, 2023 and 2022, were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) increased to $11.1 million for the three months ended March 31, 2023 from $3.3 million for the three months ended March 31, 2022. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended March 31, 2023 and $0.0 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $2.2 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Net realized gain on investments	$1,352	$3,625
Net realized loss on investments	(12,003)	(2,208)
Net realized gain on foreign currency transactions	981	61
Net realized loss on foreign currency transactions	(5,194)	(549)
Net realized gain on forward currency exchange contracts	119	1,283
Net realized loss on forward currency exchange contracts	(2,504)	(40)
Net realized gains (losses)	$(17,249)	$2,172

Change in unrealized appreciation on investments	$30,729	$21,872
Change in unrealized depreciation on investments	(20,281)	(14,063)
Net change in unrealized appreciation on investments	10,448	7,809
Unrealized appreciation on foreign currency translation	3,767	346
Unrealized appreciation on forward currency exchange contracts	161	1,651
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	3,928	1,997
Net change in unrealized appreciation	$14,376	$9,806

For the three months ended March 31, 2023 and 2022, we had net realized gains (losses) on investments of ($10.7) million and $1.4 million, respectively. For the three months ended March 31, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($4.2) million and ($0.5) million, respectively. For the three months ended March 31, 2023 and 2022, we had net realized gains (losses) on forward currency contracts of ($2.4) million and $1.2 million, respectively, primarily as a result of settling EUR, GBP, AUD and CAD forward contracts.

For the three months ended March 31, 2023, we had $30.7 million in unrealized appreciation on 66 portfolio company investments, which was offset by $20.3 million in unrealized depreciation on 74 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended March 31, 2023 resulted from a decrease in fair value, primarily due to negative valuation adjustments.

For the three months ended March 31, 2022, we had $21.9 million in unrealized appreciation on 36 portfolio company investments, which was offset by ($14.1) million in unrealized depreciation on 74 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2022 resulted from an increase in fair value, primarily due to a tightening positive investment-related adjustments, and the reversal of unrealized depreciation from the sale of our debt investments. Unrealized depreciation was primarily due to negative valuation adjustments.

For the three months ended March 31, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of $0.2 million and $1.7 million, respectively. For the three months ended March 31, 2023, unrealized appreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2023 and 2022, (dollars in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on investments due to foreign currency	$2,164	$(2,876)
Net realized gain (loss) on investments due to foreign currency	341	(153)
Net change in unrealized appreciation on foreign currency translation	3,767	346
Net realized loss on foreign currency transactions	(4,213)	(488)
Net change in unrealized appreciation on forward currency exchange contracts	161	1,651
Net realized gain (loss) on forward currency exchange contracts	(2,385)	1,243
Foreign currency impact to net decrease in net assets resulting from operations	$(165)	$(277)

Included in total net losses on the consolidated statements of operations is gains (losses) of $2.1 million and ($3.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.2) million and $2.9 million, respectively, included in the above table, the net impact of foreign currency on total net losses on the consolidated statements of operations is ($0.2) million and ($0.3) million for the three months ended March 31, 2023 and 2022, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net increase in net assets resulting from operations was $29.3 million and $33.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, our per share net increase in net assets resulting from operations was $0.45 and $0.52, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 179.1% and 180.0%, respectively.

At March 31, 2023 and December 31, 2022, we had $81.1 million and $125.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2023, we had approximately $185.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2022, we had approximately $222.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the three months ended March 31, 2023, cash, foreign cash, restricted cash, and cash equivalents decreased by $44.6 million. During the three months ended March 31, 2023, we used $43.0 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $327.2 million, which was offset by proceeds from principal payments and sales of investments of $252.9 million and a net increase in assets resulting from operations of $29.3 million.

During the three months ended March 31, 2023, we used $1.2 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and paying our quarterly dividend to shareholders.

For the three months ended March 31, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $88.7 million. During the three months ended March 31, 2022, we used $101.8 million in cash for operating activities. The decrease in cash provided by operating activities was primarily related to the purchases of investments of $247.4 million, which was offset by proceeds from principal payments and sales of investments of $117.1 million and a net increase in assets resulting from operations of $33.7 million.

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

During the three months ended March 31, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2023, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31, 2023			As of December 31, 2022
	Total			Total
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,131	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	296,670	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,150	300,000	300,000	294,812
Sumitomo Credit Facility(2)	665,000	465,000	465,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,417,500	$1,407,951	$1,667,500	$1,395,500	$1,385,303

(1)	Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)	On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7M. As of March 31, 2023, $14.7M is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following tables summarizes distributions declared during the three months ended March 31, 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
Total distributions declared			$0.38	$24,534

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2022 (dollars in thousands, except per share data):

			Amount Per	Total
Date Declared	Record Date	Payment Date	Share	Distributions
February 16, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
Total distributions declared			$0.34	$21,951

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of:

(1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.  The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year.  Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax.  For the periods ended March 31, 2023 and 2022, we recorded a net excise tax expense of $0.5 million and $0.0 million, respectively.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	465,000	—	—	465,000	—
Total Debt Obligations	$1,417,500	$—	$300,000	$765,000	$352,500

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

Assuming that the statement of financial condition as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(19,038)	$(8,175)	$(10,863)
Down 200 basis points	(38,064)	(16,350)	(21,714)
Down 300 basis points	(56,973)	(24,525)	(32,448)
Up 100 basis points	19,038	8,175	10,863
Up 200 basis points	38,076	16,350	21,726
Up 300 basis points	57,115	24,525	32,590

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the banking industry, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted, including suffering bank failures, and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.11

First Supplemental Indenture, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, and Bain Capital Specialty Finance, in its capacity as Portfolio Manager under the Agreement on behalf of the Issuer, and together with its successors in such capacity, the “Portfolio Manager”. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

10.12

Amended and Restated Portfolio Management Agreement, dated as of November 30, 2021, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

10.13

First Amendment to Amended and Restated Portfolio Management Agreement, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as Co-Issuer, and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

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

Exhibit Number	Description of Document

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

10.29

Increasing Lender/Joinder Lender Agreement, dated as of December 14, 2022, between the Company, the Lenders and Issuing Banks from time to time party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent (in such capacity, the “Administrative Agent”); and (b) the Notice of Commitment Increase Request, dated as of December 14, 2022, provided by the Company to the Administrative Agent (the “Notice”). (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

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

Exhibit Number	Description of Document

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

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175), filed on March 29, 2017).

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

Bain Capital Specialty Finance, Inc.

Date: May 9, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 9, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer