Form 10-Q
period 2023-06-30
Bain Capital Specialty Finance, Inc.
filed 2023-08-08
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2023 the registrant had 64,562,265.27 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,745,841 and $1,846,172, respectively)	$1,669,079	$1,774,947
Non-controlled/affiliate investment (amortized cost of $149,376 and $133,808, respectively)	191,995	173,400
Controlled affiliate investment (amortized cost of $520,410 and $439,958, respectively)	524,198	438,630
Cash and cash equivalents	87,727	30,205
Foreign cash (cost of $5,203 and $34,528, respectively)	4,612	29,575
Restricted cash and cash equivalents	36,243	65,950
Collateral on forward currency exchange contracts	7,545	9,612
Deferred financing costs	3,276	3,742
Interest receivable on investments	40,342	34,270
Receivable for sales and paydowns of investments	95,893	18,166
Prepaid Insurance	605	194
Unrealized appreciation on forward currency exchange contracts	55	62
Dividend receivable	13,818	13,681
Total Assets	$2,675,388	$2,592,434

Liabilities
Debt (net of unamortized debt issuance costs of $8,893 and $10,197, respectively)	$1,489,607	$1,385,303
Interest payable	15,897	12,130
Payable for investments purchased	233	34,292
Base management fee payable	9,116	8,906
Incentive fee payable	4,008	9,216
Unrealized depreciation on forward currency exchange contracts	1,308	—
Accounts payable and accrued expenses	4,906	2,954
Distributions payable	24,534	23,242
Total Liabilities	1,549,609	1,476,043

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable loss	(42,670)	(52,058)
Total Net Assets	1,125,779	1,116,391
Total Liabilities and Total Net Assets	$2,675,388	$2,592,434

Net asset value per share	$17.44	$17.29

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Six Months Ended June 30
	2023	2022	2023	2022
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$47,101	$29,769	$95,170	$64,056
Dividend income	61	—	62	108
PIK income	6,249	2,375	10,089	4,883
Other income	1,922	7,690	7,170	8,155
Total investment income from non-controlled/non-affiliate investments	55,333	39,834	112,491	77,202

Investment income from non-controlled/affiliate investments:
Interest from investments	2,525	1,901	4,963	2,225
Dividend income	1,630	1,851	3,005	1,851
PIK income	628	45	1,022	1,449
Total investment income from non-controlled/affiliate investments	4,783	3,797	8,990	5,525

Investment income from controlled affiliate investments:
Interest from investments	8,562	4,214	14,917	7,636
Dividend income	7,037	4,519	14,054	8,012
Total investment income from controlled affiliate investments	15,599	8,733	28,971	15,648
Total investment income	75,715	52,364	150,452	98,375

Expenses
Interest and debt financing expenses	20,459	11,027	40,009	21,670
Base management fee	9,116	8,451	18,026	16,820
Incentive fee	4,008	4,069	15,118	7,380
Professional fees	451	446	1,032	836
Directors fees	179	179	353	354
Other general and administrative expenses	1,493	1,477	3,152	2,897
Total expenses, net of fee waivers	35,706	25,649	77,690	49,957
Net investment income before taxes	40,009	26,715	72,762	48,418
Income tax expense, including excise tax	1,097	—	1,692	—
Net investment income	38,912	26,715	71,070	48,418

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(229)	(2,576)	(10,880)	(1,159)
Net realized gain (loss) on foreign currency transactions	(321)	3,166	(4,534)	2,678
Net realized gain (loss) on forward currency exchange contracts	—	2,018	(2,385)	3,261
Net change in unrealized appreciation on foreign currency translation	127	(2,051)	3,894	(1,705)
Net change in unrealized appreciation on forward currency exchange contracts	(1,476)	8,124	(1,315)	9,775
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(6,925)	(27,206)	(5,537)	(32,314)
Net change in unrealized appreciation on non-controlled/affiliate investments	(432)	9,102	3,027	14,769
Net change in unrealized appreciation on controlled affiliate investments	(485)	(63)	5,116	7,187
Total net gains (losses)	(9,741)	(9,486)	(12,614)	2,492
Net increase in net assets resulting from operations	$29,171	$17,229	$58,456	$50,910

Basic and diluted net investment income per common share	$0.60	$0.41	$1.10	$0.75
Basic and diluted increase in net assets resulting from operations per common share	$0.45	$0.27	$0.91	$0.79
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Six Months Ended June 30
	2023	2022	2023	2022
Operations:
Net investment income	$38,912	$26,715	$71,070	$48,418
Net realized gain (loss)	(550)	2,608	(17,799)	4,780
Net change in unrealized appreciation	(9,191)	(12,094)	5,185	(2,288)
Net increase in net assets resulting from operations	29,171	17,229	58,456	50,910
Stockholder distributions:
Distributions from distributable earnings	(24,534)	(21,951)	(49,068)	(43,902)
Net decrease in net assets resulting from stockholder distributions	(24,534)	(21,951)	(49,068)	(43,902)
Total increase (decrease) in net assets	4,637	(4,722)	9,388	7,008
Net assets at beginning of period	1,121,142	1,111,736	1,116,391	1,100,006
Net assets at end of period	$1,125,779	$1,107,014	$1,125,779	$1,107,014

Net asset value per common share	$17.44	$17.15	$17.44	$17.15
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30	For the Six Months Ended June 30
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$58,456	$50,910
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(539,565)	(761,843)
Proceeds from principal payments and sales of investments	435,472	434,198
Net realized loss from investments	10,880	1,159
Net realized (gain) loss on foreign currency transactions	4,534	(2,678)
Net change in unrealized appreciation on forward currency exchange contracts	1,315	(9,775)
Net change in unrealized appreciation on investments	(2,606)	10,358
Net change in unrealized appreciation on foreign currency translation	(3,894)	1,705
Increase in investments due to PIK	(11,111)	(6,314)
Accretion of discounts and amortization of premiums	(3,151)	(2,694)
Amortization of deferred financing costs and debt issuance costs	1,770	2,001
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	2,067	5,558
Interest receivable on investments	(6,072)	(8,507)
Prepaid Insurance	(411)	(366)
Dividend receivable	(137)	7,571
Interest payable	3,767	106
Base management fee payable	210	(341)
Incentive fee payable	(5,208)	(658)
Accounts payable and accrued expenses	1,952	(579)
Net cash used in operating activities	(51,732)	(280,189)

Cash flows from financing activities
Borrowings on debt	308,000	349,747
Repayments on debt	(205,000)	(157,000)
Payments of financing costs	—	(2,186)
Stockholder distributions paid	(47,776)	(43,902)
Net cash provided by financing activities	55,224	146,659
Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	3,492	(133,530)
Effect of foreign currency exchange rates	(640)	(1,125)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	125,730	203,581
Cash, foreign cash, restricted cash and cash equivalents, end of period	$128,582	$68,926

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$34,472	$19,562
Cash paid for income taxes, including excise taxes during the period	$1,209	$—
Supplemental disclosure of non-cash information:
Company investment into Bain Capital Senior Loan Program, LLC	$—	$5,584
Deconsolidation of BCC Middle Market CLO 2018-1 LLC
Disposition of assets	$—	$470,616
Reduction of liabilities	$—	$(390,448)

	2023	2022
Cash	$87,727	$38,013
Restricted cash	36,243	25,910
Foreign cash	4,612	5,003
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$128,582	$68,926

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.25%	9.66%	10/9/2025	$16,185	16,136	13,676
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	13.66%	10/9/2026	$6,540	6,509	5,330
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.75% (0.25% PIK)	11.14%	11/6/2025	$35,388	35,530	33,088
GSP Holdings, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.75% (0.25% PIK)	11.14%	11/6/2025	$2,283	2,265	1,987
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	968
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.72%	7/1/2025	$29,724	29,327	28,684
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.50% (0.50% PIK)	12.03%	7/1/2025	$1,112	1,105	961
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.90%	10/18/2026	$7,532	7,399	6,930
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (4.00% PIK)	13.77%	10/18/2026	$33,826	33,390	31,796
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,192
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	1,706
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.70%	6/30/2028	$15,736	15,427	15,736
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.69%	7/23/2029	$46,032	45,589	46,032
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(42)	—
Whitcraft-Paradigm (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.34%	2/28/2029	$12,424	12,309	12,300
Whitcraft-Paradigm (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(21)	(22)
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	13.03%	4/30/2026	$11,724	11,671	9,380
Aerospace & Defense Total							$221,566	$209,744	18.6%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (2.00% PIK)	11.00%	12/1/2027	$5,050	4,994	4,973
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (2.00% PIK)	11.00%	12/1/2027	$15,580	15,324	15,347
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (2.00% PIK)	11.00%	12/1/2027	$19,456	19,120	19,164
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	11.08%	5/12/2028	$98	97	98
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.09%	5/15/2029	$12,695	12,695	12,695
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/15/2029	$—	—	—
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/15/2029	$—	—	—
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	184
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.00%	11/1/2028	$12,189	12,080	12,128
Intoxalock (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028	$—	(31)	(17)
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.66%	9/9/2025	$—	19	3
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	9/9/2025	$12,104	12,032	12,104
JHCC Holdings, LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/9/2025	$—	(25)	—
Automotive Total							$76,489	$76,679	6.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.20%	4/25/2028	$762	736	741
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.20%	4/25/2028	$2,639	2,623	2,613
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	10.45%	4/25/2028	$1,960	1,902	1,938
Banking, Finance, Insurance & Real Estate Total							$5,261	$5,292	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(31)	First Lien Senior Secured Loan	SOFR	6.50%	11.65%	5/24/2028	$13,073	12,814	12,812
Arctic Glacier U.S.A., Inc. (3)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	P	4.25% (4.00% PIK)	13.86%	5/24/2028	$1,085	1,047	1,046
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	342	512	41
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	187
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,159
Beverage, Food & Tobacco Total							$19,373	$20,245	1.8%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.74%	8/1/2025	$5,436	5,368	5,436
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	608
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.96%	7/6/2028	$12,158	11,946	12,037
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.32%	12/22/2027	$8,000	7,855	7,880
TCFIII Owl Finance, LLC (19)	Subordinated Debt	—	12.00%	12.00%	1/30/2027	$5,142	5,090	4,962
Capital Equipment Total							$31,678	$30,923	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.99%	8/10/2028	$7,212	7,020	6,960
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	651
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$5,832	5,741	5,745
V Global Holdings LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.99%	12/22/2025	$2,397	2,275	2,252
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.41%	12/22/2027	€99	103	107
Chemicals, Plastics & Rubber Total							$15,790	$15,715	1.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	12.54%	5/12/2025	$1,403	1,402	1,305
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	12.54%	5/12/2025	$14,833	14,815	13,795
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	796
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,607
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.78%	10/29/2023	€2,087	2,274	2,186
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.78%	10/29/2023	€677	768	709
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.78%	10/29/2023	€6,335	6,902	6,617
Service Master (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	7.50% (1.00% PIK)	14.01%	8/16/2027	$4,872	4,778	4,872
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.00% PIK)	13.77%	8/16/2027	$915	902	915
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	350	356	404
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.00% PIK)	13.77%	8/16/2027	$21,807	21,807	21,807
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.18%	10/31/2025	$17,050	16,990	17,050
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.15%	10/31/2025	$4,996	4,993	4,996
YLG Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.35%	10/31/2025	$598	565	598
Construction & Building Total							$77,766	$77,657	6.9%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.70%	6/6/2024	$11,389	11,205	11,389
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.42%	3/31/2028	$11,434	11,250	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	13.74%	5/30/2028	$8,915	8,769	8,804
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	13.77%	10/13/2025	$36,570	36,066	28,616
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.75%	10/13/2025	$5,408	5,290	3,337
Consumer Goods: Durable Total							$73,801	$63,580	5.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	902
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.50%	8/22/2028	$15,125	14,783	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.84%	2/25/2025	$14,964	14,847	14,964
RoC Opco LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/25/2025	$—	(60)	—
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.59%	9/9/2023	$14,053	14,053	13,807
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.61%	9/9/2023	$30,517	30,517	29,983
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.84%	9/9/2023	$7,367	7,364	7,367
WU Holdco, Inc. (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.89%	3/26/2026	$1,687	1,664	1,603
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	3/26/2026	$37,482	37,136	35,608
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.89%	3/26/2025	$3,268	3,250	2,986
Consumer Goods: Non-Durable Total							$124,493	$122,345	10.9%

Consumer Goods: Wholesale
WSP (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.45%	4/27/2027	$5,527	5,447	4,864
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	452
WSP (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(6)	(54)
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	758
Consumer Goods: Wholesale Total							$8,555	$6,020	0.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	11.31%	12/29/2027	$4,063	3,998	3,961
ASP-r-pac Acquisition Co LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/29/2027	$—	(49)	(81)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.90%	6/28/2028	$12,952	12,363	11,030
Containers, Packaging & Glass Total							$16,312	$14,910	1.3%

Energy: Oil & Gas
AmSpec Group, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	7/2/2024	$5,076	4,994	5,076
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$2,755	2,744	2,755
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$22,870	22,811	22,870
Amspec Services, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	12.00%	7/2/2024	$2,911	2,899	2,911
Energy: Oil & Gas Total							$33,448	$33,612	3.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/24/2029		£68	82	86
Reconomy (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	9.60%	6/24/2029		£7,187	7,947	8,213
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.60%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/24/2029		£—	(69)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—		3,226	3,226	3,926
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.13%	9/7/2029		$25,714	25,482	25,521
Titan Cloud Software, Inc (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.35%	9/7/2029		$857	758	771
Titan Cloud Software, Inc (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028		$—	(49)	(43)
Environmental Industries Total								$37,405	$38,503	3.4%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.20%	12/23/2026		$1,497	1,484	1,467
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.20%	12/23/2026		$870	858	852
Allworth Financial Group, L.P. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2026		$—	(11)	(49)
Congress Buyer DD T/L (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029		$—	—	—
Congress Buyer R/C (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029		$—	—	—
Congress Buyer T/L A (18)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.09%	6/30/2029		$4,743	4,743	4,743
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—		15	294	294
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	9.37%	9/30/2026	AUD	81	55	54
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.08%	8/1/2028		$3,825	3,740	3,749
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,252	2,263	2,142
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.68%	5/11/2029		£328	409	417
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.63%	10/2/2025		$2,361	2,354	2,343
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.63%	10/2/2025		$9,352	9,352	9,281
FIRE: Finance Total								$25,541	$25,293	2.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	12/19/2024		$16,584	16,480	16,584
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.02%	12/19/2025		$2,138	2,124	2,138
Margaux UK Finance Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	10.80%	12/19/2024		£422	515	536
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.80%	12/19/2024		£7,434	9,636	9,444
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.03%	2/1/2029		€956	1,025	1,033
MRHT (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029		€—	(25)	(55)
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.25%	9.54%	11/26/2028		£6,373	7,561	8,152
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.00%	8.24%	11/26/2028		€32	36	35
Simplicity (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	12/2/2026		$16,683	16,220	16,183
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/2/2026		$—	(154)	(164)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	(41)	(44)
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.99%	4/1/2026		$8,233	8,186	8,150
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	4/1/2026		$3,098	3,061	3,067
World Insurance (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/1/2026		$—	(10)	(9)
FIRE: Insurance Total								$64,614	$65,050	5.8%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.91%	6/1/2028		$15,309	15,182	15,309
Apollo Intelligence (3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/1/2028		$—	(79)	—
Apollo Intelligence (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.91%	6/1/2028		$1,201	1,142	1,201
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—		32	3,162	3,183
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	1,036
CB Titan Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	—	—	—	11/1/2024		$—	186	—
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.64%	3/3/2025		$34,504	34,391	34,504
CPS Group Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.46%	3/3/2025		$1,776	1,756	1,776
Datix Bidco Limited (3)(6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	8.68%	10/28/2024		£8	10	10
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	11.93%	4/27/2026		£121	164	154
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.41%	4/28/2025	AUD	42	32	28
Great Expressions Dental Center PC (15)(19)	First Lien Senior Secured Loan	P	4.75%	11.75%	9/28/2023		$8,114	8,166	6,572
Great Expressions Dental Center PC (15)(19)	First Lien Senior Secured Loan - Revolver	P	7.50%	13.25%	9/28/2023		$1,266	1,265	1,025
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€131	143	139
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€225	248	238
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.22%	1/2/2025		$7,105	7,048	7,105
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.22%	1/2/2025		$1,926	1,874	1,926
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	6/16/2028		$8,650	8,535	8,347
Sunmed Group Holdings, LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	(14)	(43)
Healthcare & Pharmaceuticals Total								$85,164	$82,510	7.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.68%	6/4/2029	£80	98	102
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.68%	6/4/2029	£8,577	9,818	10,896
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.50%	4/1/2025	$3,836	3,811	3,836
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.35%	5/25/2029	$16,381	16,253	15,971
Applitools (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(28)	(86)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,546
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.90%	5/6/2027	$11,236	11,077	11,039
Appriss Holdings, Inc. (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(10)	(13)
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,107	1,129
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2	1,844	1,881
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	507	517
CB Nike IntermediateCo Ltd (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	10.02%	10/31/2025	$120	119	120
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,674
Cloud Technology Solutions (CTS) (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.00% (3.50% PIK)	12.43%	1/3/2030	£8,112	9,825	10,304
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	SOFR	4.25%	9.50%	7/30/2025	$1,493	1,491	1,428
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	3,345	3,345	3,989
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.70%	7/19/2025	$10,908	10,920	10,908
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.70%	7/19/2025	$36,434	36,557	36,434
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2024	$—	(11)	—
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.49%	4/25/2027	$7,439	7,380	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.26%	9/25/2026	$1,091	1,080	1,091
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	863
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025	$25,466	24,819	24,409
Gluware (14)(19)(25)	Warrants	—	—	—	—	4,307	478	457
MRI Software LLC (15)(28)	First Lien Senior Secured Loan	SOFR	5.50%	10.84%	2/10/2026	$25,530	25,488	24,828
MRI Software LLC (2)(3)(15)	First Lien Senior Secured Loan - Revolver	—	—	—	2/10/2026	$—	55	(49)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.45%	12/9/2029	$17,848	17,516	17,670
NearMap (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029	$—	(85)	(47)
Onventis (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	10.76%	1/12/2030	€8,919	9,588	9,729
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,431	1,475

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries, Continued
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.95%	4/15/2027		$5,331	5,292	5,118
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.95%	4/15/2027		$2,009	1,995	1,929
Revalize, Inc. (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/15/2027		$—	(10)	(54)
SAM (19)(26)	First Lien Senior Secured Loan	—	11.25% PIK	11.25%	5/9/2028		$36,195	35,948	34,747
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(21)	(86)
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(21)	(86)
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.74%	3/6/2028		$2,748	2,702	2,659
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,213
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	13.19%	12/9/2026		$2,330	2,296	2,318
Swoogo LLC (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2026		$—	(17)	(6)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.71%	5/13/2029		€92	98	99
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	5/13/2029		$128	127	125
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	5/13/2029		$262	260	257
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		1	2,123	2,120
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		1	2,123	2,120
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.84%	9/3/2025		$13,866	13,781	13,658
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2025		$—	(20)	(25)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		28	2,833	1,978
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.42%	3/10/2025	DKK	570	93	84
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.06%	3/10/2025	NOK	740	93	69
High Tech Industries Total								$273,473	$271,777	24.1%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	12.67%	2/1/2027		$14,193	13,950	13,484
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	3/30/2029		$6,795	6,677	6,795
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.63%	4/2/2029		$2,297	2,223	2,297
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/31/2028		$—	(39)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.00%	13.08%	1/19/2027		$9,975	9,708	9,776
Pyramid Global Hospitality (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2027		$—	(93)	(70)
Saltoun (18)(19)(29)	First Lien Senior Secured Loan	—	11.00%	11.00%	4/11/2028		$4,715	4,715	4,244
Saltoun (19)	First Lien Senior Secured Loan - Delayed Draw	—	11.00%	11.00%	4/11/2028		$1,346	1,346	1,211
Hotel, Gaming & Leisure Total								$38,487	$37,737	3.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(19)	First Lien Senior Secured Loan	—	—	—	12/20/2024		$44,754	40,589	—
Ansira Holdings, Inc. (7)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2024		$5,123	4,992	—
Ansira Holdings, Inc. (7)(14)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2024		$5,383	5,125	—
Ansira Holdings, Inc. (14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2024		$—	—	—
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.71%	3/3/2030		€15,081	15,655	16,287
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.71%	3/3/2030		€3,346	3,542	3,614
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.43%	3/3/2030		£4,412	5,263	5,549
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.20%	4/30/2026	AUD	4,187	2,866	2,866
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.19%	4/30/2026	AUD	98	76	65
Media: Advertising, Printing & Publishing Total								$78,108	$28,381	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.75%	11.23%	8/31/2028		$1,443	1,432	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.23%	8/31/2028		€1,300	1,421	1,418
Media: Broadcasting & Subscription Total								$2,853	$2,861	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.32%	4/30/2026	CAD	1,285	997	970
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	8.73%	4/30/2026		€582	616	634
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.76%	2/23/2028		$4,971	4,971	4,884
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	13.00%	6/30/2024		$14,967	14,967	12,123
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	13.00%	6/30/2024		$9,720	9,736	7,873
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.98%	6/30/2024		$1,275	1,275	1,275
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.76%	2/23/2028		$4,065	3,984	3,994
Media: Diversified & Production Total								$36,545	$31,753	2.8%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/29/2029		£139	164	175
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.18%	6/29/2029		£1,231	1,413	1,486
Media: Publishing Total								$1,577	$1,661	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.89%	5/26/2028		$383	375	291
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.88%	5/26/2028	CAD	55	44	40
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.88%	5/26/2028	CAD	29	22	21
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.89%	5/26/2026	CAD	2,180	1,625	1,572
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.50%	12/18/2026		$8,441	8,285	6,584
Retail Total								$10,351	$8,508	0.8%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,090
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.66%	7/10/2025		$6,196	6,118	5,576
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.66%	7/10/2025		$3,913	3,891	3,522
Avalon Acquiror, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.49%	3/10/2028		$14,500	14,381	14,137
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.49%	3/10/2028		$3,361	3,213	3,151
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.87% (0.50% PIK)	11.05%	7/7/2028		£748	1,015	950
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	8,207
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	1/29/2029		£8,070	10,810	10,251
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	9.43%	1/29/2029		£16	20	20
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	10.71%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	13.07%	6/1/2028		$1,519	1,504	1,503
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	351
Darcy Partners (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	(3)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	3,502
iBanFirst (6)(19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.59%	7/13/2028		€2,988	3,074	3,260
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.59%	7/13/2028		€86	90	94
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.59%	7/13/2028		€3,141	3,176	3,426
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	20,090
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	12.80%	1/31/2029		$20,000	19,725	19,700
ImageTrend (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(56)	(60)
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (0.50% PIK)	12.31%	7/7/2028		£298	383	378
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (0.50% PIK)	12.31%	7/7/2028		£106	137	135
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		345	345	1,214

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business, Continued
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	13.03%	7/1/2027		$8,449	8,255	8,449
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,345
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	9.96%	5/5/2028		£123	167	156
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	10.93%	7/15/2028		£39	50	47
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	10.93%	7/15/2028		£125	170	155
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	2,506
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	9.74%	3/3/2027		$1,037	1,022	1,037
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2026		$—	(65)	—
Smartronix (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(97)	(79)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028		$12,572	12,379	12,415
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.99%	7/15/2029	NOK	125,520	11,857	11,690
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	11.97%	2/17/2026		€6,805	8,138	7,424
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	10.64%	12/23/2026		$25,935	25,865	25,935
TEI Holdings Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.45%	12/23/2025		$302	261	302
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	11.13%	11/19/2027		$—	32	—
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.90%	11/19/2027		$1,287	1,234	1,223
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	11.13%	11/19/2027		$1,432	1,408	1,403
Services: Business Total								$167,938	$178,739	15.9%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	662
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.93%	12/21/2026		$11,964	11,815	11,665
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.09%	12/21/2026		$1,737	1,676	1,606
Surrey Bidco Limited (5)(6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% (1.00% PIK)	10.20%	5/11/2026		£57	(1)	51
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.61%	6/28/2024	AUD	206	143	137
Services: Consumer Total								$14,431	$14,121	1.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—	124	1	—
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	3,822	3,851	4,793
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	4.00% (4.00% PIK)	13.53%	3/22/2026	$31,994	31,821	31,994
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—	177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.93%	7/17/2028	$12,185	11,972	12,185
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.93%	7/17/2028	$5,182	5,060	5,182
Meriplex Communications, Ltd. (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	P	4.00%	12.00%	7/17/2028	$—	(47)	—
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,259
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.24%	2/28/2029	$18,903	18,717	18,714
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.24%	2/28/2029	$455	442	451
Taoglas (2)(3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(36)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.27%	2/28/2029	$477	477	463
Telecommunications Total							$74,555	$76,005	6.8%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$5,882	5,849	5,882
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$2,386	2,368	2,386
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$21,842	21,678	21,842
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.65%	5/5/2025	$2,674	2,663	2,674
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.01%	5/5/2025	$245	150	245
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	667
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	1,113
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	961
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	9	791	962
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	9/30/2024	$3,790	3,730	3,790
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.70%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.19%	12/16/2028	$12,189	11,849	12,128
Gulf Winds International (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/16/2028	$—	(144)	(26)
Omni Intermediate (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	11/23/2026	$1,671	1,656	1,664
Omni Intermediate (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.39%	12/30/2027	$8,770	8,729	8,770
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	1,868
RoadOne (19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.11%	12/29/2028	$12,189	11,848	11,945
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.11%	12/29/2028	$1,731	1,627	1,618
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.11%	12/29/2028	$267	146	179
Transportation: Cargo Total							$76,306	$79,184	7.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.94%	5/1/2029	$17,250	16,915	16,733
Toro Private Investments II, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3,090	3,090	—
Toro Private Investments II, L.P. (6)(18)	First Lien Senior Secured Loan	SOFR	8.50%	13.36%	5/29/2026	$7,084	5,835	4,497
Toro Private Investments ll, L.P. (15)(26)	First Lien Senior Secured Loan	SOFR	1.10% (7.25% PIK)	13.45%	2/28/2025	$416	414	410
Transportation: Consumer Total							$26,254	$21,640	1.9%

Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.89%	7/6/2028	$11,461	11,260	11,002
Abracon Group Holding, LLC. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/6/2028	$—	(34)	(81)
Abracon Group Holding, LLC. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.95%	7/6/2028	$1,494	1,436	1,292
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.95%	8/28/2024	$13,993	13,918	13,993
Aramsco, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/28/2024	$—	(20)	—
Armor Group, LP (14)(19)(25)	Equity Interest	—	—	—	—	10	1,012	2,263
SureWerx (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(28)	(15)
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.99%	12/29/2028	$188	163	180
Wholesale Total							$27,707	$28,634	2.6%
Non-Controlled/Non-Affiliate Investments Total							$1,745,841	$1,669,079	148.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.04%	9/24/2031	AUD	7,072	5,308	4,713
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	6,768
Aerospace & Defense Total								$9,150	$11,481	1.0%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	14,581
Beverage, Food & Tobacco Total								$6,732	$14,581	1.3%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	4,634
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.75% PIK	11.99%	3/31/2027		$5,419	5,419	5,418
Walker Edison (3)(10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.75% PIK	11.94%	3/31/2027		$161	161	161
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% PIK	11.49%	3/31/2027		$3,182	3,182	3,182
Consumer Goods: Durable Total								$14,354	$13,395	1.2%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		38,505	11,777	33,028
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	12.65%	9/3/2025		$9,132	9,131	9,131
Energy: Oil & Gas Total								$20,909	$42,159	3.8%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Product	—	—	—	10/20/2030		25,635	24,050	23,159
FIRE: Finance Total								$24,050	$23,159	2.1%

Transportation: Consumer
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.39%	10/2/2025		$3,457	3,457	3,457
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.89%	10/2/2025		$59,342	59,342	59,342
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	11.89%	10/2/2025		$1,764	1,764	1,764
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.89%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	SOFR	6.00%	11.39%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.39%	10/2/2025		$4,575	4,575	4,575
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest	—	—	—	—		68	—	13,039
Transportation: Consumer Total								$74,181	$87,220	7.7%
Non-Controlled/Affiliate Investments Total								$149,376	$191,995	17.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,863
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	6/2/2024	$8,013	8,013	6,811
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	90,450	90,450	89,672
Aerospace & Defense Total							$111,442	$107,346	9.5%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Equity Interest	—	—	—	—	1	641	641
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	5	5,175	5,175
FIRE: Finance Total							$5,816	$5,816	0.5%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$115,995	115,995	115,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(1,080)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	1,879
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.55%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	62,337	59,365	65,831
Investment Vehicles Total							$367,943	$369,604	32.8%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	34,899	35,209	41,432
Transportation: Cargo Total							$35,209	$41,432	3.7%
Controlled Affiliate Investments Total							$520,410	$524,198	46.5%
Investments Total							$2,415,627	$2,385,272	211.9%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	—	5.02%	—	$106,722	106,722	106,722
Cash Equivalents Total							$106,722	$106,722	9.5%
Investments and Cash Equivalents Total							$2,522,349	$2,491,994	221.4%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	$(16)
US DOLLARS 11,934	NORWEGIAN KRONE 122,500	Citibank	7/26/2023	488
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	(219)
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	289
US DOLLARS 121	EURO 000	Bank of New York Mellon	11/15/2023	(121)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,121
US DOLLARS 3,578	EURO 3,260	Bank of New York Mellon	1/18/2024	(16)
US DOLLARS 15,431	EURO 14,000	Bank of New York Mellon	1/24/2024	(7)
US DOLLARS 5,068	EURO 4,610	Bank of New York Mellon	2/7/2024	(19)
US DOLLARS 10,027	AUSTRALIAN DOLLARS 14,470	Bank of New York Mellon	3/5/2024	335
US DOLLARS 11,436	POUND STERLING 9,440	Bank of New York Mellon	3/5/2024	(541)
US DOLLARS 54,490	EURO 50,480	Bank of New York Mellon	3/5/2024	(1,282)
US DOLLARS 4,896	CANADIAN DOLLAR 6,610	Bank of New York Mellon	3/5/2024	(119)
US DOLLARS 2,054	POUND STERLING 1,710	Bank of New York Mellon	3/15/2024	(115)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(187)
US DOLLARS 3,951	POUND STERLING 3,150	Bank of New York Mellon	6/21/2024	(34)
US DOLLARS 4,704	POUND STERLING 3,570	Bank of New York Mellon	6/24/2024	142
US DOLLARS 10,866	POUND STERLING 8,950	Citibank	6/24/2024	(456)
US DOLLARS 33,662	POUND STERLING 27,860	Citibank	1/9/2025	(1,340)
US DOLLARS 098	EURO 090	Bank of New York Mellon	1/9/2025	(2)
US DOLLARS 4,186	POUND STERLING 3,430	Bank of New York Mellon	6/10/2025	(99)
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	(76)
US DOLLARS 5,371	EURO 5,000	Bank of New York Mellon	6/13/2025	(240)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	261
				$(1,253)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at June 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,125,779 as of June 30, 2023.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 29.26% of the Company’s total assets.
(7)
Loan was on non-accrual status as of June 30, 2023.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian dollar, CAD represents Canadian dollar and DKK represents Danish krone.
(10)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s securities.
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
(22)
Tick mark not used
(23)
Tick mark not used
(24)
Tick mark not used
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $419,633 or 37.27% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Investment	Acquisition Date
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)
Cash equivalents include $36,243 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Tick mark not used

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	4.25%	8.98%	10/9/2025	$16,269	16,206	13,504
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	8.25%	12.98%	10/9/2026	$6,540	6,503	5,265
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	10.48%	11/6/2025	$35,352	35,459	33,054
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	5.75% (0.25% PIK)	10.24%	11/6/2025	$4,550	4,528	4,254
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest		—	—	—	1	1,963	894
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.88%	7/1/2025	$29,898	29,611	28,403
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% (0.5% PIK)	11.25%	7/1/2025	$1,173	1,136	960
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.50%	11.96%	10/18/2026	$4,017	3,864	3,465
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (4.00% PIK)	12.72%	10/18/2026	$33,012	32,502	31,197
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	1,417	1,417	1,362
Robinson Helicopter (14)(19)(25)	Equity Interest		—	—	—	1,592	1,592	1,710
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$26,272	25,716	25,878
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/22/2029	$56,867	56,299	56,867
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/22/2029	$—	(46)	—
Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$28,686	28,651	28,686
Whitcraft LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.00%	11.25%	4/3/2023	$1,450	1,448	1,450
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	12.17%	4/30/2026	$11,724	11,659	9,438
Aerospace & Defense Total							$258,508	$246,387	22.1%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$4,999	4,937	4,949
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$15,424	15,144	15,270
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$19,261	18,889	19,068
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$98	97	98
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$19,522	19,327	19,327
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.18%	11/1/2028	$343	310	309
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	9/9/2025	$8,332	8,309	8,145
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$21,263	21,108	20,785
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	11.17%	9/9/2025	$1,746	1,719	1,682
Automotive Total							$89,840	$89,633	8.0%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	4/25/2028	$815	787	783
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.23%	4/25/2028	$2,659	2,641	2,619
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.48%	4/25/2028	$896	832	863
Banking, Finance, Insurance & Real Estate Total							$4,260	$4,265	0.4%

Beverage, Food & Tobacco
NPC International, Inc. (14)(19)(25)(27)	Equity Interest		—	—	—	342	512	35
Beverage, Food & Tobacco Total							$512	$35	0.0%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.08%	8/1/2025	$5,301	5,217	5,248
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest		—	—	—	1,419	1,419	661
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.18%	7/6/2028	$12,219	11,987	11,975
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity		—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.75%	12/22/2027	$8,000	7,843	7,860
TCFIII Owl Finance, LLC (19)	Subordinated Debt		12.00%	12.00%	1/30/2027	$4,841	4,782	4,635
Capital Equipment Total							$31,248	$30,379	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	L	4.75%	8.97%	8/10/2028	$7,287	7,076	7,069
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$5,862	5,761	5,642
V Global Holdings LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/22/2025	$—	(147)	(363)
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027	€100	103	103
Chemicals, Plastics & Rubber Total							$12,793	$12,451	1.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	11.73%	5/12/2025	$1,335	1,334	1,114
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	11.73%	5/12/2025	$14,122	14,095	11,792
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest		—	—	—	1	12	630
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity		—	—	—	120	1,202	1,545
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€2,087	2,274	2,139
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€677	768	694
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€6,335	6,888	6,477
SAM (19)(26)	First Lien Senior Secured Loan		11.25% PIK	11.25%	5/9/2028	$34,277	34,002	32,392
Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.94%	8/16/2027	$7,030	6,677	6,746
Service Master (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.99%	8/16/2027	$926	911	926
Service Master (14)(19)(25)	Equity Interest		—	—	—	350	350	426
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	12.94%	8/16/2027	$21,923	21,923	21,923
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$27,151	27,067	27,151
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.00%	9.21%	10/31/2025	$5,022	5,017	5,022
YLG Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	(40)	—
Construction & Building Total							$122,480	$118,977	10.7%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.73%	6/6/2024	$21,475	21,053	21,206
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$11,434	11,232	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	12.95%	5/30/2028	$8,915	8,756	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest		—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$35,621	35,007	27,874
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.77%	10/13/2025	$7,693	7,549	5,622
Consumer Goods: Durable Total							$84,818	$75,051	6.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest		—	—	—	939	939	1,083
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$15,125	14,753	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	8.50%	12.73%	2/25/2025	$15,041	14,882	15,041
RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	8.50%	12.45%	2/25/2025	$2,731	2,653	2,731
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.43%	9/9/2023	$14,165	14,165	14,094
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$30,762	30,762	30,608
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	3.55%	9.08%	9/9/2023	$5,950	5,941	5,950
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.23%	3/26/2026	$1,700	1,674	1,598
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$37,677	37,272	35,417
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.50%	10.23%	3/26/2025	$2,930	2,906	2,592
Consumer Goods: Non-Durable Total							$125,947	$124,239	11.1%

Consumer Goods: Wholesale
WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,002	5,905	5,477
WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	4/27/2027	$—	(8)	(157)
WSP LP Interest (14)(19)(25)	Equity Interest		—	—	—	2,898	2,898	1,506
WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.63%	4/27/2027	$47	40	8
Consumer Goods: Wholesale Total							$8,835	$6,834	0.6%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$4,083	4,013	4,032
ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/29/2027	$—	(54)	(41)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$13,017	12,379	11,871
Containers, Packaging & Glass Total							$16,338	$15,862	1.4%

Energy: Oil & Gas
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$2,770	2,751	2,770
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$32,990	32,858	32,990
Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	11.25%	7/2/2024	$1,204	1,186	1,204
Energy: Oil & Gas Total							$36,795	$36,964	3.3%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£68	82	82
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest		—	—	—		3,226	3,226	3,226
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.05%	9/7/2029		$25,714	25,464	25,457
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	9/7/2029		$—	(108)	(114)
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/7/2028		$—	(54)	(57)
Environmental Industries Total								$28,488	$28,623	2.6%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026		$1,505	1,490	1,460
Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026		$874	861	848
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/23/2026		$—	(12)	(73)
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	8.06%	9/30/2026	AUD	81	55	55
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.19%	8/1/2028		$3,825	3,733	3,729
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest		—	—	—		2,190	2,191	2,190
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£328	409	396
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.75%	10/2/2025		$2,373	2,364	2,373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.41%	10/2/2025		$9,399	9,399	9,399
FIRE: Finance Total								$20,490	$20,377	1.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	9.49%	12/19/2024		$9,105	9,088	9,105
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024		$17,591	17,445	17,591
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.98%	12/19/2024		$957	939	957
Margaux UK Finance Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/19/2024		£—	(5)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.06%	12/19/2024		£7,493	9,689	9,053
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.41%	7/26/2028		€2,631	2,655	2,817
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	6.90%	7/26/2028		€500	535	535
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€216	249	231
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€100	101	107
Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	8.30%	11/26/2028		£5,165	6,128	6,257
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€32	36	34
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.33%	4/1/2026		$8,274	8,218	8,192
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.33%	4/1/2026		$3,114	3,070	3,083
World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	4/1/2026		$605	593	596
FIRE: Insurance Total								$58,741	$58,558	5.3%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028		$15,271	15,127	15,271
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/1/2028		$—	(87)	—
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	(65)	—
Apollo Intelligence (14)(19)(25)	Equity Interest		—	—	—		32	3,197	3,164
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity		—	—	—		1,953	1,953	612
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	3/3/2025		$44,790	44,606	44,566
CPS Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/3/2025		$—	(27)	(25)
Datix Bidco Limited (6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£10	11	12
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.44%	4/27/2026		£121	164	147
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$7,730	7,768	7,285
Great Expressions Dental Center PC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$1,080	1,078	1,010
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€131	142	138
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€225	248	236
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.13%	1/2/2025		$7,141	7,064	7,141
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.13%	1/2/2025		$1,936	1,866	1,936
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028		$8,694	8,568	8,151
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.48%	6/16/2027		$590	574	513
TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	8.50%	12.91%	11/1/2024		$9,472	9,390	8,264
Healthcare & Pharmaceuticals Total								$101,609	$98,450	8.8%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£80	98	97
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.68%	6/4/2029	£7,578	8,549	9,156
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$3,856	3,822	3,856
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	10.57%	5/25/2029	$25,316	25,085	25,063
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/25/2028	$—	(31)	(34)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest		—	—	-	2,136	1,606	1,470
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	7.25%	11.54%	5/6/2027	$11,264	11,084	10,926
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/6/2027	$—	(11)	(23)
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	1	1,107	1,095
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	2	1,844	1,825
AQ Software Corporation (14)(19)(25)	Preferred Equity		—	—	—	1	507	502
CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$344	340	344
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity		—	—	—	4,408	5,360	5,326
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	11.93%	1/3/2030	£7,406	8,815	8,859
Cloud Technology Solutions (CTS) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	—	£—	(13)	(17)
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$11,149	11,133	10,759
Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	3,345	3,345	3,575
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	9.89%	7/19/2025	$10,965	10,978	10,965
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.50%	9.89%	7/18/2025	$36,625	36,767	36,625
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/19/2024	$—	(16)	—
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.55%	4/25/2027	$7,439	7,371	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.25%	12.77%	9/25/2026	$149	136	149
Eleven Software (14)(19)(25)	Preferred Equity		—	—	—	896	896	946
Gluware (19)(26)	First Lien Senior Secured Loan		9.00% (3.50% PIK)	12.50%	10/15/2025	$19,576	18,915	18,206
Gluware (14)(19)(25)	Warrants		—	—	—	3,328	478	399
MRI Software LLC (15)	First Lien Senior Secured Loan	L	5.50%	10.23%	2/10/2026	$25,662	25,602	24,732
MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver		—	—	2/10/2026	$—	53	(65)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.48%	12/9/2029	$39,648	38,855	38,855
NearMap (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2029	$—	(92)	(93)
Revalize, Inc. (14)(19)(25)	Preferred Equity		—	—	—	1	1,431	1,431
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.48%	4/15/2027	$5,358	5,313	5,077
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.46%	4/15/2027	$2,009	1,993	1,904
Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/15/2027	$—	(11)	(70)

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028		$14,920	14,652	14,622
Superna Inc. (6)(14)(19)(25)	Equity Interest		—	—	—		1,463	1,463	1,429
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.24%	12/9/2026		$2,330	2,291	2,295
Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2026		$—	(20)	(19)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€92	98	99
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$128	127	128
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$262	259	262
Utimaco (6)(14)(19)(25)	Equity Interest		—	—	—		147	2,123	2,203
Utimaco (6)(14)(19)(25)	Preferred Equity		—	—	—		147	2,123	2,203
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025		$13,771	13,668	13,530
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2025		$—	(21)	(30)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest		—	—	—		28	2,833	2,230
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	570	92	82
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	740	93	76
High Tech Industries Total								$271,044	$268,283	24.0%

Hospitality Holdings
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	—	201
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	5,000	5,836
Hospitality Holdings Total								$5,000	$6,037	0.6%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027		$14,193	13,917	13,483
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.28%	3/30/2029		$6,816	6,690	6,816
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.28%	4/2/2029		$1,852	1,777	1,852
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/31/2028		$—	(44)	—
Saltoun (19)(29)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028		$4,714	4,714	4,573
Saltoun (3)(19)	First Lien Senior Secured Loan - Delayed Draw		10.50%	10.50%	4/11/2028		$1,352	1,352	881
Hotel, Gaming & Leisure Total								$28,406	$27,605	2.5%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan	L	6.50%	10.91%	12/20/2024		$42,836	40,675	20,989
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.50%	11.23%	12/20/2024		$5,134	5,017	2,516
Ansira Holdings, Inc. (3)(7)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	8.79%	12/20/2024		$5,383	5,099	1,771
Ansira Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/20/2024		$—	—	—
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	L	7.00%	11.39%	4/30/2026	AUD	4,166	2,851	2,851
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.07%	4/30/2026	AUD	97	75	66
Media: Advertising, Printing & Publishing Total								$53,717	$28,193	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028		$1,443	1,431	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€1,300	1,418	1,392
Media: Broadcasting & Subscription Total								$2,849	$2,835	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	1,292	1,001	953
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€585	619	626
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,971	4,971	4,909
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$14,961	14,961	12,717
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$9,711	9,736	8,254
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.99%	6/30/2024		$1,275	1,275	1,275
International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025		£87	107	106
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,065	3,977	4,014
Media: Diversified & Production Total								$36,646	$32,854	2.9%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029		£139	164	168
OGH Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/29/2029		£—	(68)	—
Media: Publishing Total								$96	$168	0.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023		$18,172	18,172	18,172
Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	11.13%	6/30/2023		$916	915	916
New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	5/26/2028		$9,653	9,568	9,266
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028		$385	376	292
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	55	44	39
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	29	22	18
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.38%	5/26/2026	CAD	1,688	1,250	1,173
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026		$8,485	8,308	7,519
Walker Edison (7)(14)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (3.00% PIK)	13.48%	8/5/2027		$21,019	20,685	13,084
Retail Total								$59,340	$50,479	4.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest		—	—	—		3,337	3,337	3,859
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.35%	8.67%	7/10/2025		$16,254	16,141	13,491
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.35%	8.67%	7/10/2025		$3,934	3,906	3,265
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028		$24,598	24,376	24,352
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.74%	3/10/2028		$1,050	886	966
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028		£717	976	867
Brook Bidco (6)(14)(19)(25)	Preferred Equity		—	—	—		5,675	7,783	7,136
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029		£8,070	10,801	9,751
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029		£16	20	19
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	12.44%	6/1/2028		$1,526	1,511	1,526
Darcy Partners (19)(25)	Equity Interest		—	—	—		359	359	434
Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest		—	—	—		2	2,448	3,241
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€2,820	2,889	3,019
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€80	83	85
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	8.50% PIK	10.04%	7/13/2028		€3,000	3,018	3,212
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity		—	—	—		7,112	8,136	12,463
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£284	366	343
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£102	131	123
masLabor (19)(25)	Equity Interest		—	—	—		345	345	968
masLabor (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	6.50%	13.50%	7/1/2027		$689	672	689
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	11.24%	7/1/2027		$8,492	8,275	8,492

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
Opus2 (6)(14)(19)(25)	Equity Interest		—	—	—		2,272	2,900	2,958
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028		£123	167	148
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028		£39	50	45
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028		£125	169	147
Parcel2Go (6)(14)(19)(25)	Equity Interest		—	—	—		3,605	4,237	3,247
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027		$1,094	1,077	1,094
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2026		$—	(76)	—
Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	11/23/2027		$—	(106)	(158)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028		$12,636	12,419	12,320
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	503	51	51
Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€6,650	7,951	7,119
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€155	180	166
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026		$36,044	35,902	36,044
TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.47%	12/23/2025		$307	261	307
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	11/19/2027		$4,804	4,714	4,708
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.04%	11/19/2027		$965	906	901
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027		$1,447	1,420	1,418
Services: Business Total								$168,916	$169,053	15.1%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest		—	—	—		1	798	786
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026		$16,806	16,570	16,806
MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/21/2026		$—	(69)	—
Surrey Bidco Limited (6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026		£54	67	46
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	206	142	140
Services: Consumer Total								$17,508	$17,778	1.6%

Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest		—	—	—		124	—	—
DC Blox Inc. (14)(19)(25)	Preferred Equity		—	—	—		3,822	3,851	4,548
DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	2.00% (6.00% PIK)	11.74%	3/22/2026		$29,262	29,046	29,262
DC Blox Inc. (14)(19)(25)	Warrants		—	—	—		177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028		$15,294	15,003	15,141
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.42%	7/17/2028		$3,304	3,189	3,181
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	7/17/2028		$282	230	254
Telecommunications Total								$51,321	$52,386	4.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$5,913	5,869	5,913
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$2,399	2,375	2,398
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$31,982	31,670	31,981
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.21%	5/5/2025	$2,688	2,673	2,688
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.99%	5/5/2025	$361	255	361
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	—	445	635
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	9	9	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest		—	—	—	1,011	1,011	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Warrants		—	—	—	122	—	125
Grammer Investment Holdings LLC (19)(25)	Preferred Equity		10.00%	10.00%	—	9	791	916
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,830	3,768	3,830
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$26,625	25,828	25,826
Gulf Winds International (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/16/2028	$—	(158)	(159)
Omni Intermediate (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	11/23/2026	$—	(4)	—
Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$1,175	1,166	1,175
Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			—	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$8,770	8,686	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest		—	—	—	1,377	1,377	3,387
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.81%	12/29/2028	$19,289	18,711	18,711
RoadOne (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	—	$—	(85)	(85)
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	866	866
Transportation: Cargo Total							$105,769	$109,945	9.9%

Transportation: Consumer
Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest		—	—	—	3,090	3,090	1,066
Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	5.00% (1.75% PIK)	11.48%	5/29/2026	$6,756	5,297	4,645
Toro Private Investments II, L.P. (15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	13.48%	2/28/2025	$401	399	402
Transportation: Consumer Total							$8,786	$6,113	0.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,518	11,299	11,288
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/6/2028	$—	(37)	(40)
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	7/6/2028	$—	(47)	(101)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$14,066	13,958	14,066
Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.59%	8/28/2024	$677	654	677
Armor Group, LP (14)(19)(25)	Equity Interest		—	—	—	10	1,012	1,952
SureWerx (18)(19)	First Lien Senior Secured Loan	SOFR	6.75%	11.30%	12/28/2029	$8,365	8,156	8,198
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/28/2029	$—	(30)	(20)
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/28/2028	$134	107	113
Wholesale Total							$35,072	$36,133	3.2%
Non-Controlled/Non-Affiliate Investments Total							$1,846,172	$1,774,947	159.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	7,072	5,308	4,818
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest		—	—	—		5,119	3,842	5,310
Aerospace & Defense Total								$9,150	$10,128	0.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest		—	—	—		6,720	6,721	14,581
Beverage, Food & Tobacco Total								$6,721	$14,581	1.3%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest		—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity		—	—	—		38,505	11,777	30,785
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025		$9,040	9,039	9,040
Energy: Oil & Gas Total								$20,817	$39,825	3.6%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products		—	—	10/20/2030		$25,635	24,050	22,763
Fire: Finance Total								$24,050	$22,763	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$3,440	3,440	3,440
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	13.23%	10/2/2025		$58,721	58,721	58,721
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$1,741	1,741	1,741
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.23%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.73%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.74%	10/2/2025		$4,125	4,125	4,125
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest		—	—	—		68	—	13,033
Transportation: Consumer Total								$73,070	$86,103	7.7%
Non-Controlled/Affiliate Investments Total								$133,808	$173,400	15.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest		—	—	—	11,863	11,863	10,388
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan		10.00%	10.00%	6/2/2023	$8,013	8,013	6,400
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest		—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest		—	—	—	90,450	90,450	91,326
Aerospace & Defense Total							$111,442	$108,114	9.7%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles		10.00%	10.00%	12/27/2033	$50,995	50,995	50,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles		—	—	—	10	10	(644)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	10	5,594	3,347
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	8.00%	11.74%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	62,337	59,365	62,630
Investment Vehicles Total							$302,943	$303,307	27.2%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest		—	—	—	25,264	25,573	27,209
Transportation: Cargo Total							$25,573	$27,209	2.4%
Controlled Affiliate Investments Total							$439,958	$438,630	39.3%
Investments Total							$2,419,938	$2,386,977	213.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents		—	4.16%	—	$63,394	63,394	63,394
Cash Equivalents Total							$63,394	$63,394	5.7%
Investments and Cash Equivalents Total							$2,483,332	$2,450,371	219.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
US DOLLARS 291	EURO 220	Bank of New York Mellon	1/9/2023	$56
US DOLLARS 37,234	POUND STERLING 31,000	Citibank	1/9/2023	(66)
EURO 4,000	US DOLLARS 4,023	Citibank	1/9/2023	249
US DOLLARS 4,122	EURO 4,000	Citibank	1/9/2023	(150)
US DOLLARS 11,848	POUND STERLING 9,890	Bank of New York Mellon	2/17/2023	(65)
US DOLLARS 7,894	AUSTRALIAN DOLLARS 11,440	Bank of New York Mellon	3/3/2023	112
US DOLLARS 10,917	POUND STERLING 9,440	Bank of New York Mellon	3/3/2023	(458)
US DOLLARS 1,804	CANADIAN DOLLAR 2,360	Bank of New York Mellon	3/3/2023	61
US DOLLARS 41,180	EURO 40,810	Bank of New York Mellon	3/3/2023	(2,575)
US DOLLARS 1,777	POUND STERLING 1,530	Bank of New York Mellon	3/16/2023	(67)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	11
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	96
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	285
US DOLLARS 3,094	EURO 2,920	Bank of New York Mellon	11/15/2023	(79)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,312
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(47)
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	341
US DOLLARS 3,143	EURO 3,000	Bank of New York Mellon	6/13/2025	(168)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	214
				$62

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), Sterling Overnight Interbank Average Rate (“SONIA”), or the Prime Rate (“Prime” or “P”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SONIA, or Prime interest rate floor.
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
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian dollar and DKK represents Danish krone.
(10)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s securities.
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
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019‑1 Issuer. See Note 6 “Debt”.
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, BCSF II C, BCSF CFSH, LLC, BCSF CFS, LLC and BCC Middle Market CLO 2019‑1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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
•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
•
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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, there were four loans from two issuers on non-accrual. As of December 31, 2022, there were five loans from three issuers placed on non-accrual status.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with US GAAP. The Company may pay distributions to its stockholders in a year in excess of its investment company taxable income and net capital gain for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess generally would be a tax-free return of capital in the period and generally would reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain investments and the tax characterization of income and non-deductible expenses.

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2023 and 2022 we recorded an expense of $0.8 million and $0.0 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2023 and 2022 we recorded an expense of $1.3 million and $0.0 million, respectively for U.S. federal excise tax.

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

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation on investments, respectively, on the consolidated statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

Changes in net unrealized appreciation are recorded on the consolidated statements of operations in net change in unrealized appreciation on forward currency exchange contracts. Net realized gains and losses are recorded on the consolidated statements of operations in net realized gain (loss) on forward currency exchange contracts. Realized gains and losses on forward currency exchange contracts are determined using the difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered. Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation. The Company records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC Topic 470‑50, Modification and Extinguishments. For modifications to or exchanges of our revolving debt obligations, any unamortized deferred financing costs related to lenders who are not part of the new lending group are expensed. For extinguishments of our term debt obligations, any unamortized debt issuance costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for federal income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2023. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2023, the tax years that remain subject to examination are from 2019 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2023 (with corresponding percentage of total portfolio investments):

	As of June 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,617,678	67.0%	$1,532,422	64.2%
Second Lien Senior Secured Loan	89,234	3.7	85,797	3.6
Subordinated Debt	44,528	1.8	44,446	1.9
Structured Products	24,050	1.0	23,159	1.0
Preferred Equity	62,497	2.6	99,650	4.2
Equity Interest	209,217	8.7	229,737	9.6
Warrants	480	0.0	457	0.0
Subordinated Note Investment Vehicles (1)	302,974	12.5	302,974	12.7
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,080)	0.0
Equity Interest Investment Vehicles (1)	64,959	2.7	67,710	2.8
Total	$2,415,627	100.0%	$2,385,272	100.0%

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

(1)
Represents debt and equity investment in ISLP and SLP

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2023 (with corresponding percentage of total portfolio investments):

	As of June 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,069,256	85.7%	$2,019,468	84.7%
Cayman Islands	125,659	5.2	131,104	5.5
United Kingdom	66,616	2.8	66,918	2.8
Belgium	38,936	1.6	52,320	2.2
Australia	29,666	1.2	32,172	1.3
Germany	24,665	1.0	24,683	1.0
Ireland	19,262	0.8	19,182	0.8
Luxembourg	13,973	0.6	11,921	0.5
Netherlands	11,857	0.5	11,690	0.5
Guernsey	8,006	0.3	8,604	0.4
Canada	7,426	0.3	6,937	0.3
Sweden	186	0.0	153	0.0
Israel	119	0.0	120	0.0
Total	$2,415,627	100.0%	$2,385,272	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2023 (with corresponding percentage of total portfolio investments):

	As of June 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$367,943	15.1%	$369,604	15.4%
Aerospace & Defense	342,158	14.2	328,571	13.7
High Tech Industries	273,473	11.3	271,777	11.3
Services: Business	167,938	7.0	178,739	7.5
Consumer Goods: Non-Durable	124,493	5.2	122,345	5.1
Transportation: Cargo	111,515	4.6	120,616	5.1
Transportation: Consumer	100,435	4.2	108,860	4.6
Healthcare & Pharmaceuticals	85,164	3.5	82,510	3.5
Construction & Building	77,766	3.2	77,657	3.3
Consumer Goods: Durable	88,155	3.6	76,975	3.2
Automotive	76,489	3.2	76,679	3.2
Telecommunications	74,555	3.1	76,005	3.2
Energy: Oil & Gas	54,357	2.3	75,771	3.2
FIRE: Insurance (1)	64,614	2.7	65,050	2.7
FIRE: Finance (1)	55,407	2.3	54,268	2.3
Environmental Industries	37,405	1.5	38,503	1.6
Hotel, Gaming & Leisure	38,487	1.6	37,737	1.6
Beverage, Food & Tobacco	26,105	1.1	34,826	1.5
Media: Diversified & Production	36,545	1.5	31,753	1.3
Capital Equipment	31,678	1.3	30,923	1.3
Wholesale	27,707	1.1	28,634	1.2
Media: Advertising, Printing & Publishing	78,108	3.2	28,381	1.2
Chemicals, Plastics & Rubber	15,790	0.7	15,715	0.7
Containers, Packaging & Glass	16,312	0.7	14,910	0.6
Services: Consumer	14,431	0.6	14,121	0.6
Retail	10,351	0.4	8,508	0.4
Consumer goods: Wholesale	8,555	0.4	6,020	0.3
Banking, Finance, Insurance & Real Estate	5,261	0.2	5,292	0.2
Media: Broadcasting & Subscription	2,853	0.1	2,861	0.1
Media: Publishing	1,577	0.1	1,661	0.1
Total	$2,415,627	100.0%	$2,385,272	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of June 30, 2023, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $65.8 million. As of December 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $62.6 million.

As of June 30, 2023, the Company had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $249.3 million in capital and has $0.0 million in unfunded capital contributions. As of June 30, 2023, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $103.9 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $883.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2023, ISLP had $686.6 million in debt and equity investments, at fair value. As of December 31, 2022, ISLP had $707.7 million in debt and equity investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (“ISLP Credit Facility Tranche A”). On February 4, 2022, ISLP entered into the second amended and restated credit agreement, which among other things formed an additional tranche (“ISLP Credit Facility Tranche B” and collectively with ISLP Credit Facility Tranche A, the “ISLP Credit Facilities”) with an initial financing limit of $50.0 million on May 31, 2022, and $200.0 million on August 31, 2022, bringing the total facility size to $500.0 million. As of June 30, 2023, the ISLP Credit Facility had $350.7 million of outstanding debt under the credit facility. As of December 31, 2022 the ISLP Credit Facility had $375.3 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2023 was 5.8%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 3.3%.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2023	December 31, 2022
Total investments	$686,583	$707,683
Weighted average yield on investments	10.9%	9.3%
Number of borrowers in ISLP	39	38
Largest portfolio company investment	$47,147	$46,687
Total of five largest portfolio company investments	$203,765	$197,270
Unfunded commitments	$10,326	$14,212

Below is a listing of ISLP’s individual investments as of June 30, 2023:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2023

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.04%	9/24/2031	AUD	14,144	9,830	9,425
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—	AUD	10,238	7,115	13,536
Aerospace & Defense Total								$16,945	$22,961	24.6%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.50%	9.37%	9/30/2026	AUD	7,660	4,926	5,105
FIRE: Finance Total								$4,926	$5,105	5.5%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.41%	4/28/2025	AUD	4,169	3,294	2,779
Healthcare & Pharmaceuticals Total								$3,294	$2,779	3.0%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.19%	4/30/2026	AUD	9,730	7,032	6,484
Media: Advertising, Printing & Publishing Total								$7,032	$6,484	6.9%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.61%	6/28/2024	AUD	20,415	16,103	13,604
Services: Consumer Total								$16,103	$13,604	14.6%

Australian Dollar Total								$48,300	$50,933	54.6%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/24/2029		£6,050	7,045	7,685
Environmental Industries Total								$7,045	$7,685	8.2%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.68%	5/11/2029		£32,300	39,129	41,031
FIRE: Finance Total								$39,129	$41,031	44.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	8.68%	10/28/2024		£788	943	1,000
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	11.93%	4/27/2026		£12,013	16,916	15,260
Healthcare & Pharmaceuticals Total								$17,859	$16,260	17.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.68%	6/4/2029	£7,880	9,092	10,010
High Tech Industries Total							$9,092	$10,010	10.7%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.80%	6/29/2029	£5,172	6,073	6,007
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/29/2029	£13,160	15,183	16,550
Media: Publishing Total							$21,256	$22,557	24.2%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	9.43%	1/29/2029	£1,576	1,953	2,002
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	1/29/2029	£19,500	24,171	24,771
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	10.22%	9/30/2024	£7,434	9,975	8,920
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.87% (0.50% PIK)	11.05%	7/7/2028	£23,009	31,119	29,228
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (0.50% PIK)	12.31%	7/7/2028	£5,051	6,720	6,417
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (0.50% PIK)	12.31%	7/7/2028	£7,037	9,356	8,939
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	9.96%	5/5/2028	£12,151	16,412	15,436
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	10.93%	7/15/2028	£3,825	5,093	4,629
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	10.93%	7/15/2028	£12,395	16,707	15,312
Services: Business Total							$121,506	$115,654	123.9%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% (1.00% PIK)	10.20%	5/11/2026	£5,660	7,200	5,033
Services: Consumer Total							$7,200	$5,033	5.4%

British Pound Total							$223,087	$218,230	233.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.32%	4/30/2026	CAD	6,764	5,370	5,108
Media: Diversified & Production Total								$5,370	$5,108	5.5%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	5/26/2028	CAD	17,784	14,571	12,893
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.88%	5/26/2028	CAD	2,295	1,644	1,663
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.88%	5/26/2028	CAD	1,195	929	864
Retail Total								$17,144	$15,420	16.5%

Canadian Dollar Total								$22,514	$20,528	22.0%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.42%	3/10/2025	DKK	56,429	9,231	8,269
High Tech Industries Total								$9,231	$8,269	8.9%

Danish Krone Total								$9,231	$8,269	8.9%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.41%	12/22/2027		€9,330	9,414	10,025
Chemicals, Plastics & Rubber Total								$9,414	$10,025	10.7%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.60%	6/24/2029		€2,440	2,475	2,662
Environmental Industries Total								$2,475	$2,662	2.9%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.03%	2/1/2029		€12,000	12,962	12,960
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.00%	8.24%	11/26/2028		€3,178	3,367	3,467
FIRE: Insurance Total								$16,329	$16,427	17.6%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€12,999	15,720	13,756
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€22,244	26,898	23,538
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.66%	10/25/2028		€13,492	15,000	14,718
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.66%	10/25/2028		€1,266	1,329	1,381
Healthcare & Pharmaceuticals Total								$58,947	$53,393	57.2%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.71%	5/13/2029		€8,250	8,337	8,820
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	10.76%	1/12/2030		€5,000	5,317	5,455
High Tech Industries Total								$13,654	$14,275	15.3%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.23%	8/31/2028		€2,619	2,951	2,857
Media: Broadcasting & Subscription Total								$2,951	$2,857	3.1%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	8.73%	4/30/2026		€3,646	4,435	3,977
Aptus 1724 Gmbh (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.49%	2/23/2028		€35,000	41,245	37,322
Media: Diversified & Production Total								$45,680	$41,299	44.2%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.59%	7/13/2028		€11,505	12,975	12,550
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	11.97%	2/17/2026		€30,900	35,457	33,709
Services: Business Total								$48,432	$46,259	49.5%

European Currency Total								$197,882	$187,197	200.5%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.06%	3/10/2025	NOK	73,280	8,651	6,825
High Tech Industries Total								$8,651	$6,825	7.3%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.99%	7/15/2029	NOK	48,840	4,810	4,549
Services: Business Total								$4,810	$4,549	4.9%

Norwegian Krone Total								$13,461	$11,374	12.2%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.50%	11.08%	5/12/2028	$9,653	9,582	9,653
Automotive Total							$9,582	$9,653	10.3%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$23,398	23,398	23,047
Chemicals, Plastics & Rubber Total							$23,398	$23,047	24.7%

Consumer Goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.84%	2/25/2025	$15,796	15,796	15,796
Consumer Goods: Non-durable Total							$15,796	$15,796	16.9%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.42%	3/31/2028	$5,000	4,938	5,000
Consumer Goods: Durable Total							$4,938	$5,000	5.4%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.95%	6/21/2026	$9,536	9,506	8,987
Healthcare & Pharmaceuticals Total							$9,506	$8,987	9.6%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	10.02%	10/31/2025	$11,923	11,923	11,923
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.45%	12/9/2029	$11,800	11,576	11,682
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	5/13/2029	$16,450	16,304	16,121
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	5/13/2029	$8,550	8,474	8,379
High Tech Industries Total							$48,277	$48,105	51.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.75%	11.23%	8/31/2028	$23,907	23,745	23,907
Media: Broadcasting and Subscription Total							$23,745	$23,907	25.6%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	11.76%	2/23/2028	$10,000	9,947	9,825
Media: Diversified & Production Total							$9,947	$9,825	10.5%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.49%	3/10/2028	$11,880	11,784	11,583
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	10.71%	6/7/2028	$23,423	23,251	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028	$10,862	10,749	10,726
Services: Business Total							$45,784	$45,732	49.0%

U.S. Dollar Total							$190,973	$190,052	203.5%

Total							$705,448	$686,583	735.5%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
EURO 477	AUSTRALIAN DOLLARS 785	Morgan Stanley	01/17/2024	$-
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	101
EURO 889	AUSTRALIAN DOLLARS 1,400	Standard Chartered	01/17/2024	43
EURO 1,819	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2023	73
EURO 402	CANADIAN DOLLARS 599	Morgan Stanley	09/27/2023	(13)
EURO 325	CANADIAN DOLLARS 480	Standard Chartered	07/18/2023	(8)
EURO 918	DANISH KRONE 6,844	Standard Chartered	07/18/2023	(1)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(49)
EURO 4,705	BRITISH POUNDS 4,130	Standard Chartered	07/18/2023	(113)
EURO 818	BRITISH POUNDS 710	Standard Chartered	12/19/2023	(1)
EURO 706	BRITISH POUNDS 610	Morgan Stanley	11/28/2023	1
EURO 835	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2023	23
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	13
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	8
EURO 18,365	US DOLLARS 20,330	Standard Chartered	07/18/2023	(280)
EURO 940	US DOLLARS 1,042	Morgan Stanley	07/18/2023	(16)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	342
EURO 1,305	US DOLLARS 1,417	Morgan Stanley	07/18/2023	8
EURO 940	US DOLLARS 1,026	Standard Chartered	07/18/2023	-
BRITISH POUNDS 2,050	US DOLLARS 2,560	Goldman Sachs	07/18/2023	46
BRITISH POUNDS 13,990	US DOLLARS 17,417	Goldman Sachs	07/22/2024	268
US DOLLARS 7,046	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2023	(359)
US DOLLARS 1,837	AUSTRALIAN DOLLARS 2,735	Morgan Stanley	01/17/2024	7
US DOLLARS 3,774	AUSTRALIAN DOLLARS 5,435	Standard Chartered	01/17/2024	137
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	460
US DOLLARS 1,689	CANADIAN DOLLARS 2,321	Morgan Stanley	09/27/2023	(67)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2023	(15)
US DOLLARS 3,921	DANISH KRONE 26,496	Standard Chartered	07/18/2023	35
US DOLLARS 29,728	EURO 29,700	Standard Chartered	07/18/2023	(2,698)
US DOLLARS 960	EURO 890	Morgan Stanley	01/17/2024	(22)
US DOLLARS 24,515	EURO 22,640	Standard Chartered	01/17/2024	(443)
US DOLLARS 1,616	EURO 1,470	Morgan Stanley	11/15/2023	1
US DOLLARS 4,132	EURO 3,730	Standard Chartered	01/17/2024	20
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(49)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(344)
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/20/2023	(526)
US DOLLARS 19,976	BRITISH POUNDS 16,040	Goldman Sachs	07/18/2023	(415)
US DOLLARS 3,187	BRITISH POUNDS 2,540	Morgan Stanley	11/28/2023	(40)
US DOLLARS 4,601	BRITISH POUNDS 3,690	Standard Chartered	12/19/2023	(87)
US DOLLARS 3,558	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2023	117
				$(3,843)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR

Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at June 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $93,345 as of June 30, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of June 30, 2023.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian dollar and DKK represents Danish krone.
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
Tick mark not used
(34)
Tick mark not used

Below is a listing of ISLP’s individual investments as of December 31, 2022:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

(in thousands)

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	14,144	9,830	9,636
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—		10,238	7,115	10,620
Aerospace & Defense Total								$16,945	$20,256	23.2%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.06%	9/30/2026	AUD	7,660	4,902	5,219
FIRE: Finance Total								$4,902	$5,219	6.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,292	2,841
Healthcare & Pharmaceuticals Total								$3,292	$2,841	3.3%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	10.07%	4/30/2026	AUD	9,658	6,963	6,580
Media: Advertising, Printing & Publishing Total								$6,963	$6,580	7.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	20,415	16,084	13,909
Services: Consumer Total								$16,084	$13,909	16.0%

Australian Dollar Total								$48,186	$48,805	56.1%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£6,050	7,045	7,310
Environmental Industries Total								$7,045	$7,310	8.4%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£32,300	39,084	39,028
FIRE: Finance Total								$39,084	$39,028	44.8%

Healthcare & Pharmaceuticals
Datix Bidco Limited (19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£963	1,086	1,163
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,515
Healthcare & Pharmaceuticals Total								$18,002	$15,678	18.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£7,880	9,084	9,521
High Tech Industries Total							$9,084	$9,521	10.9%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025	£8,753	12,316	10,576
Media: Diversified & Production Total							$12,316	$10,576	12.2%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029	£5,172	6,022	6,249
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR+	6.25%	8.53%	6/29/2029	£13,160	15,170	15,901
Media: Publishing Total							$21,192	$22,150	25.5%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029	£1,576	1,952	1,905
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029	£19,500	24,151	23,562
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	5.29%	9/30/2024	£7,362	9,711	6,173
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028	£22,066	29,929	26,661
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£4,812	6,424	5,815
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£6,695	8,934	8,090
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028	£12,151	16,379	14,682
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028	£3,825	5,089	4,423
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028	£12,395	16,675	14,602
Services: Business Total							$119,244	$105,913	121.7%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026	£5,353	7,215	4,527
Services: Consumer Total							$7,215	$4,527	5.2%

British Pound Total							$233,182	$214,703	246.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	6,798	5,397	5,016
Media: Diversified & Production Total								$5,397	$5,016	5.8%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.38%	5/26/2028	CAD	17,875	14,631	12,660
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	2,306	1,650	1,633
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	1,198	934	746
Retail Total								$17,215	$15,039	17.3%

Canadian Dollar Total								$22,612	$20,055	23.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	56,429	9,231	8,122
High Tech Industries Total								$9,231	$8,122	9.3%

Danish Krone Total								$9,231	$8,122	9.3%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,425	9,637
Chemicals, Plastics, & Rubber Total								$9,425	$9,637	11.1%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€2,440	2,475	2,612
Environmental Industries Total								$2,475	$2,612	3.0%

FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€21,335	24,551	22,839
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€9,900	9,941	10,598
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€3,178	3,367	3,402
FIRE: Insurance Total								$37,859	$36,839	42.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€12,999	15,705	13,638
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,873	23,335
Pharmathen (19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,973	14,299
Pharmathen (3)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	8.48%	10/25/2028		€778	791	806
Healthcare & Pharmaceuticals Total								$58,342	$52,078	59.8%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€8,250	8,330	8,832
High Tech Industries Total								$8,330	$8,832	10.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€2,619	2,951	2,804
Media: Broadcasting & Subscription Total								$2,951	$2,804	3.2%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€3,665	4,458	3,923
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,137	36,812
Media: Diversified & Production Total								$45,595	$40,735	46.9%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€10,856	12,258	11,622
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€30,900	35,419	33,078
Services: Business Total								$47,677	$44,700	51.4%

European Currency Total								$212,654	$198,237	227.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	73,280	8,651	7,475
High Tech Industries Total								$8,651	$7,475	8.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	48,840	4,810	4,982
Services: Business Total								$4,810	$4,982	5.7%

Norwegian Krone Total								$13,461	$12,457	14.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,575	9,653
Automotive Total							$9,575	$9,653	11.1%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$23,516	23,516	22,634
Chemicals, Plastics & Rubber Total							$23,516	$22,634	26.0%

Consumer goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$15,878	15,878	15,878
Consumer goods: Non-durable Total							$15,878	$15,878	18.2%

Consumer goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,932	5,000
Consumer goods: Durable Total							$4,932	$5,000	5.7%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	L	4.75%	8.92%	6/21/2026	$14,086	14,035	13,453
Healthcare & Pharmaceuticals Total							$14,035	$13,453	15.5%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$34,016	34,016	34,016
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$16,450	16,292	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$8,550	8,468	8,550
High Tech Industries Total							$58,776	$59,016	67.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028	$23,907	23,729	23,907
Media: Broadcasting and Subscription Total							$23,729	$23,907	27.5%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028	$10,000	9,941	9,875
Media: Diversified & Production Total							$9,941	$9,875	11.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$11,940	11,833	11,821
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028	$23,423	23,234	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$10,917	10,795	10,644
Services: Business Total							$45,862	$45,888	52.7%

U.S. Dollar Total							$206,244	$205,304	235.9%

Total							$745,570	$707,683	813.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 1,827	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	1/18/2023	$3
EURO 3,201	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	3/15/2023	45
EURO 756	CANADIAN DOLLARS 1,029	Standard Chartered	1/18/2023	49
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	41
EURO 889	DANISH KRONE 6,612	Standard Chartered	1/18/2023	—
EURO 796	BRITISH POUNDS 710	Standard Chartered	6/14/2023	2
EURO 2,045	BRITISH POUNDS 1,800	Morgan Stanley	2/17/2023	22
EURO 4,740	BRITISH POUNDS 4,130	Morgan Stanley	1/18/2023	95
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	41
EURO 823	NORWEGIAN KRONE 8,589	Standard Chartered	1/18/2023	7
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	98
EURO 2,009	US DOLLARS 2,035	Morgan Stanley	1/18/2023	111
EURO 940	US DOLLARS 952	Morgan Stanley	1/18/2023	52
EURO 24,252	US DOLLARS 24,060	Standard Chartered	1/18/2023	1,856
EURO 8,460	US DOLLARS 8,330	Morgan Stanley	1/9/2023	706
AUSTRALIAN DOLLARS 4,980	US DOLLARS 3,394	Morgan Stanley	2/17/2023	(5)
CANADIAN DOLLARS 2,610	US DOLLARS 1,923	Standard Chartered	1/18/2023	5
US DOLLARS 7,014	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	1/18/2023	(533)
US DOLLARS 16,512	AUSTRALIAN DOLLARS 24,280	Morgan Stanley	2/17/2023	4
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	(14)
US DOLLARS 2,902	CANADIAN DOLLARS 3,981	Standard Chartered	1/18/2023	(38)
US DOLLARS 3,412	DANISH KRONE 25,600	Standard Chartered	1/18/2023	(267)
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(416)
US DOLLARS 29,446	EURO 29,700	Morgan Stanley	1/18/2023	(2,291)
US DOLLARS 940	EURO 954	Standard Chartered	1/18/2023	(80)
US DOLLARS 21,972	EURO 20,740	Standard Chartered	3/9/2023	(274)
US DOLLARS 1,585	EURO 1,488	Standard Chartered	1/18/2023	(5)
US DOLLARS 1,194	EURO 1,120	Standard Chartered	3/9/2023	(7)
US DOLLARS 6,411	BRITISH POUNDS 5,650	Morgan Stanley	2/17/2023	(393)
US DOLLARS 18,142	BRITISH POUNDS 15,997	Goldman Sachs	1/18/2023	(1,111)
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	(68)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Standard Chartered	6/14/2023	4
US DOLLARS 885	BRITISH POUNDS 720	Standard Chartered	3/15/2023	18
US DOLLARS 3,160	NORWEGIAN KRONE 33,250	Standard Chartered	1/18/2023	(217)
				$(2,560)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $87,029 as of December 31, 2022.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Tick mark not used

(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian dollar and DKK represents Danish krone.
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
(33)
Tick mark not used
(34)
Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2023	December 31, 2022
Investments at fair value (amortized cost of $705,448 and $745,570, respectively)	$686,583	$707,683
Cash and cash equivalents	18,093	12,242
Foreign cash (cost of $29,131 and $10,274, respectively)	29,581	10,279
Collateral on foreign currency exchange contracts	4,601	2,624
Capital contributions receivable	—	13,162
Deferred financing costs (net of accumulated amortization of $1,589 and $1,150, respectively)	2,320	2,759
Interest receivable on investments	9,547	7,617
Unrealized appreciation on forward currency contracts	48	1,053
Other receivable	—	59
Total assets	$750,773	$757,478

Debt	$350,691	$375,260
Subordinated notes payable to members	262,998	262,022
Payable for investments purchased	13,015	10,456
Interest payable on debt	7,107	3,785
Interest payable on subordinated notes	17,157	13,118
Unrealized depreciation on forward currency exchange contracts	3,891	3,613
Dividend payable	2,296	2,195
Accounts payable and accrued expenses	273	—
Total liabilities	$657,428	$670,449
Members’ equity	93,345	87,029
Total liabilities and members’ equity	$750,773	$757,478

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income
Interest Income	$17,980	$9,394	$35,349	$17,637
Total investment income	17,980	9,394	35,349	17,637

Expenses
Interest and debt financing expenses	6,028	1,873	11,689	3,764
Interest expense on members subordinated notes	8,771	4,325	17,157	8,327
General and administrative expenses	762	595	1,562	1,162
Total expenses	15,561	6,793	30,408	13,253
Net investment income	2,419	2,601	4,941	4,384

Net realized and unrealized gain (losses)
Net realized loss on investments	(1,125)	(1,219)	(3,157)	(1,895)
Net realized gain (loss) on foreign currency transactions	(374)	2,173	(1,567)	2,808
Net realized gain on forward contracts	145	723	18	2,136
Net unrealized gain (loss) on foreign contracts	(5,178)	15,641	(7,585)	19,497
Net change in unrealized appreciation on forward contracts	(429)	3,210	(1,282)	2,755
Net change in unrealized appreciation on investments	8,886	(26,547)	19,021	(32,970)
Net gain (loss) on investments	1,925	(6,019)	5,448	(7,669)
Net increase (decrease) in members’ equity resulting from operations	$4,344	$(3,418)	$10,389	$(3,285)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC ("SLP"), an unconsolidated joint venture. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of June 30, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.1) million and equity interests of $1.9 million. As of December 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.6) million and equity interests of $3.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $917.6 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On March 7, 2022, SLP acquired 70% of the Company’s Membership Interests of BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018‑1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s consolidated financial statements. The Company retained the remaining 30% of the 2018‑1 membership interests as a non-controlling equity interest. Please see Note 6 for additional details on the formation of the 2018‑1 Issuer and the related CLO Transaction.

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26161%, effective July 1, 2023.

The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes (the “2018‑1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018‑1 Notes as of June 30, 2023:

				Interest rate at
2018-1 Debt	Principal Amount	Spread above Index		June 30, 2023
Class A-1 A	$158,762	1.55	% + 3 Month LIBOR	6.80%
Class A-1 B	34,698	1.80	% + 3 Month LIBOR	7.05%
Class A-2	55,100	2.15	% + 3 Month LIBOR	7.40%
Class B	29,300	3.00	% + 3 Month LIBOR	8.25%
Class C	30,400	4.00	% + 3 Month LIBOR	9.25%
Total 2018-1 Notes	$308,260

Additionally, SLP, through a wholly-owned subsidiary, has entered into a $225.0 million senior secured revolving credit facility which bears interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility is August 24, 2025. As of June 30, 2023 the MM_22_2 Credit Facility had $219.8 million of outstanding debt under the credit facility. As of June 30, 2023, the effective rate on the MM_22_2 Credit Facility was 7.2% per annum. As of December 31, 2022 the MM_22_2 Credit Facility had $113.7 million of outstanding debt under the credit facility. As of December 31, 2022, the effective rate on the MM_22_2 Credit Facility was 6.4% per annum.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of June 30, 2023 was 6.9%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.3%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2023	December 31, 2022
Total investments	$830,104	$546,654
Weighted average yield on investments	11.5%	10.6%
Number of borrowers in SLP	60	48
Largest portfolio company investment	$32,532	$23,016
Total of five largest portfolio company investments	$147,880	$111,597
Unfunded commitments	$1,628	$1,838

Below is a listing of SLP’s individual investments as of June 30, 2023:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2023

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.70%	6/30/2028	$31,817	31,413	31,817
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	10.69%	7/23/2029	$21,644	21,541	21,644
Whitcraft-Paradigm (18)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.34%	2/28/2029	$9,975	9,877	9,875
Aerospace & Defense Total							62,831	63,336	327.0%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.50%	11.08%	5/12/2028	$10,800	10,800	10,800
Gills Point S (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.09%	5/15/2029	$10,000	10,000	10,000
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	12.00%	11/1/2028	$17,186	17,018	17,100
JHCC Holdings, LLC (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.89%	9/9/2025	$8,290	8,198	8,290
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	9/9/2025	$16,531	16,353	16,531
Automotive Total							62,369	62,721	323.8%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.20%	4/25/2028	$7,879	7,781	7,801
Banking, Finance, Insurance & Real Estate Total							7,781	7,801	40.3%

Chemicals, Plastics & Rubber
Hultec(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	3/31/2029	$6,546	6,351	6,349
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.87%	12/22/2027	$20,217	20,111	19,914
Chemicals, Plastics & Rubber Total							26,462	26,263	135.6%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	10.18%	10/31/2025	$20,454	20,454	20,454
Construction & Building Total							20,454	20,454	105.6%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.70%	6/6/2024	$9,974	9,974	9,974
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.42%	3/31/2028	$5,000	4,920	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	13.77%	10/13/2025	$10,243	9,525	8,015
Consumer Goods: Durable Total							24,419	22,989	118.7%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.50%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.84%	2/25/2025	$8,708	8,708	8,708
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.61%	9/9/2023	$10,552	10,552	10,367
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	3/26/2026	$6,494	6,494	6,169
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	3/26/2026	$6,286	6,286	5,972
Consumer Goods: Non-Durable Total							38,040	37,216	192.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.45%	4/27/2027	$5,640	5,567	4,964
Consumer Goods: Wholesale Total							5,567	4,964	25.6%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	11.31%	12/29/2027	$22,935	22,734	22,361
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.90%	6/28/2028	$9,925	9,512	8,452
Containers, Packaging & Glass Total							32,246	30,813	159.1%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.96%	7/2/2024	$19,667	19,667	19,667
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	12.65%	9/3/2025	$4,460	4,460	4,460
Energy: Oil & Gas Total							24,127	24,127	124.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.20%	12/23/2026	$2,122	2,122	2,080
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.20%	12/23/2026	$8,388	8,388	8,220
FIRE: Finance Total							10,510	10,300	53.2%

FIRE: Insurance
Margaux Acquisition Inc. (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.15%	12/19/2024	$9,058	9,058	9,058
Margaux Acquisition Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	12/19/2024	$11,313	11,313	11,313
Simplicity (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	12/2/2026	$19,950	19,357	19,352
FIRE: Insurance Total							39,728	39,723	205.1%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.91%	6/1/2028	$10,719	10,629	10,719
CPS Group Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.64%	3/3/2025	$19,653	19,611	19,653
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	6/16/2028	$9,581	9,581	9,246
Healthcare & Pharmaceuticals Total							39,821	39,618	204.5%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.45%	4/1/2024	$66	66	66
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.50%	4/1/2025	$2,799	2,799	2,799
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.45%	4/1/2024	$143	143	143
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.45%	4/1/2025	$6,058	6,058	6,058
Applitools (19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.35%	5/25/2029	$10,383	10,287	10,123
Drilling Info Holdings, Inc (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.25%	9.50%	7/30/2025	$20,315	19,934	19,414
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.45%	12/9/2029	$10,000	9,809	9,900
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.74%	3/6/2028	$33,624	33,226	32,532
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.84%	9/3/2025	$9,865	9,865	9,717
High Tech Industries Total							92,187	90,752	468.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	12.67%	2/1/2027	$6,000	5,653	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	3/30/2029	$20,592	20,238	20,592
Pyramid Global Hospitality (15)(19)(34)	First Lien Senior Secured Loan	SOFR	8.00%	13.08%	1/19/2027	$15,960	15,510	15,641
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,421	10,397	9,379
Hotel, Gaming & Leisure Total							51,798	51,312	264.9%

Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.89%	5/26/2028	$9,604	9,236	9,220
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	SOFR	7.00%	12.50%	12/18/2026	$12,979	12,979	10,124
Retail Total							22,215	19,344	99.9%

Services: Business
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.66%	7/10/2025	$8,319	7,617	7,487
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan-Delayed Draw	SOFR	4.40%	9.66%	7/10/2025	$1,655	1,515	1,490
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.49%	3/10/2028	$32,547	32,265	31,733
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	4.50%	9.74%	3/3/2027	$19,712	19,712	19,712
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	11.21%	11/23/2028	$13,002	12,794	12,839
TEI Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.25%	10.64%	12/23/2026	$19,134	19,134	19,134
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	11.13%	11/19/2027	$20,538	20,269	20,127
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan-Delayed Draw	L	5.75%	11.13%	11/19/2027	$4,804	4,708	4,708
Services: Business Total							118,014	117,230	605.2%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	9.49%	4/2/2029	$3,326	3,317	3,253
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.93%	12/21/2026	$27,654	27,584	26,963
Services: Consumer Total							30,901	30,216	156.0%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.93%	7/17/2028	$14,964	14,759	14,964
Taoglas (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.24%	2/28/2029	$10,000	9,902	9,900
Telecommunications Total							24,661	24,864	128.4%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$20,587	20,587	20,587
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	9.70%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	9/30/2024	$3,428	3,428	3,428
Gulf Winds International (18)(19)(34)	First Lien Senior Secured Loan	SOFR	7.10%	12.19%	12/16/2028	$14,303	13,979	14,231
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	11/23/2026	$7,196	7,196	7,196
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.39%	12/30/2027	$5,000	5,000	5,000
RoadOne (19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.11%	12/29/2028	$7,004	6,807	6,863
Transportation: Cargo Total							57,204	57,512	296.8%

Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(34)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	11.94%	5/1/2029	$20,000	19,400	19,400
Transportation: Consumer Total							19,400	19,400	100.1%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.89%	7/6/2028	$11,910	11,707	11,433
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.95%	8/28/2024	$9,435	9,435	9,435
SureWerx (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.99%	12/14/2029	$8,344	8,147	8,281
Wholesale Total							29,289	29,149	150.5%

Total							840,024	830,104	4285.5%

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at June 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $19,370 as of June 30, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Tick mark not used
(8)
Tick mark not used
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian dollar and DKK represents Danish Krone.
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

Below is a listing of SLP’s individual investments as of December 31, 2022:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$22,515	22,059	22,177
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/23/2029	$12,000	11,886	12,000
Whitcraft LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$10,683	10,603	10,683
Aerospace & Defense Total							$44,548	$44,860	194.7%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$10,000	9,901	9,900
JHCC Holdings, LLC (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$7,521	7,521	7,351
Automotive Total							$28,222	$28,051	121.7%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.21%	4/25/2028	$7,939	7,830	7,820
Banking, Finance, Insurance & Real Estate Total							$7,830	$7,820	33.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$20,319	20,201	19,557
Chemicals, Plastics & Rubber Total							$20,201	$19,557	84.9%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$10,534	10,534	10,534
Construction & Building Total							$10,534	$10,534	45.7%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,913	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$9,976	9,097	7,806
Consumer Goods: Durable Total							$14,010	$12,806	55.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$8,753	8,753	8,753
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$10,637	10,637	10,584
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,527	6,526	6,136
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,319	6,319	5,940
Consumer Goods: Non-Durable Total							$38,235	$37,413	162.3%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,125	6,036	5,589
Consumer Goods: Wholesale Total							$6,036	$5,589	24.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$23,051	22,827	22,763
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$9,975	9,519	9,097
Containers, Packaging & Glass Total							$32,346	$31,860	138.2%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$9,771	9,771	9,771
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025	$4,416	4,416	4,416
Energy: Oil & Gas Total							$14,187	$14,187	61.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026	$2,133	2,133	2,069
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026	$8,431	8,431	8,178
FIRE: Finance Total							$10,564	$10,247	44.5%

FIRE: Insurance
Margaux Acquisition Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024	$10,451	10,451	10,451
FIRE: Insurance Total							$10,451	$10,451	45.4%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028	$10,692	10,594	10,692
CPS Group Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.48%	3/3/2025	$9,776	9,776	9,728
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028	$9,630	9,630	9,028
Healthcare & Pharmaceuticals Total							$30,000	$29,448	127.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(19)	First Lien Senior Secured Loan - Revolver				4/1/2024	—	—	—
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$8,903	8,903	8,903
Drilling Info Holdings, Inc (12)(18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$10,774	10,693	10,397
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$21,614	21,423	21,182
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025	$9,797	9,797	9,626
High Tech Industries Total							$50,816	$50,108	217.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027	$6,000	5,605	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.28%	3/30/2029	$20,696	20,309	20,696
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,419	10,393	10,106
Hotel, Gaming & Leisure Total							$36,307	$36,502	158.4%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023	$10,500	10,500	10,500
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026	$13,046	13,046	11,562
Retail Total							$23,546	$22,062	95.7%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$22,686	22,482	22,459
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$13,068	12,839	12,742
TEI Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026	$9,238	9,238	9,238
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027	$20,694	20,393	20,280
Services: Business Total							$85,752	$85,519	371.1%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	8.83%	4/2/2029	$3,344	3,334	3,291
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026	$23,016	23,016	23,016
Services: Consumer Total							$26,350	$26,307	114.2%

Telecommunications
Conterra Ultra Broadband Holdings, Inc. (15)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.18%	4/27/2027	$3,802	3,691	3,668
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028	$12,000	11,774	11,880
Telecommunications Total							$15,465	$15,548	67.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$10,668	10,668	10,668
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,463	3,463	3,463
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$7,232	7,232	7,232
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$5,000	5,000	5,000
Transportation: Cargo Total							$26,570	$26,570	115.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,970	11,745	11,731
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$9,484	9,484	9,484
Wholesale Total							$21,229	$21,215	92.1%

Total							$553,199	$546,654	2372.4%

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $23,042 as of December 31, 2022.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Tick mark not used
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian dollar and DKK represents Danish krone.
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
(33)
Tick mark not used
(34)
Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 “Debt”.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2023	December 31, 2022
Investments at fair value (amortized cost of $840,024 and $553,199, respectively)	$830,104	$546,654
Cash	555	4,590
Restricted cash and cash equivalents	33,539	56,013
Prepaid expenses	4,956	5,190
Interest receivable on investments	4,584	3,380
Total assets	$873,738	$615,827

Interest payable on debt	$8,012	$6,118
Interest payable on subordinated notes	4,681	2,607
Payable for investments purchased	77,384	—
Debt (net of unamortized debt issuance costs of $1,264 and $1,349, respectively)	526,796	478,051
Subordinated notes payable to members	232,000	102,000
Distributions payable	4,722	3,631
Accounts payable and accrued expenses	773	378
Total liabilities	$854,368	$592,785
Members’ equity (deficit)	(2,278)	860
Noncontrolling interests	21,648	22,182
Total members' equity	$19,370	$23,042
Total liabilities and members’ equity	$873,738	$615,827

Selected Statement of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income
Interest Income	$21,132	$7,295	$37,656	$9,811
Total investment income	21,132	7,295	37,656	9,811

Expenses
Interest and debt financing expenses	9,264	2,710	16,856	3,454
Interest expense on members subordinated notes	4,681	1,809	7,467	2,445
Professional fees and other expenses	971	358	1,732	470
Total expenses	14,916	4,877	26,055	6,369
Net investment income	6,216	2,418	11,601	3,442

Net realized and unrealized gain (losses)
Net realized gain on investments	26	5	73	11
Net change in unrealized appreciation on investments	(2,976)	(3,896)	(3,375)	(4,042)
Net loss on investments	(2,950)	(3,891)	(3,302)	(4,031)
Net increase (decrease) from operations	3,266	(1,473)	8,299	(589)
Less: net decrease attributable to noncontrolling interests	(933)	—	(2,462)	—
Net increase (decrease) in partners' capital from operations	$2,333	$(1,473)	$5,837	$(589)

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$57,826	$1,474,596	$—	$1,532,422
Second Lien Senior Secured Loan	—	—	85,797	—	85,797
Subordinated Debt	—	—	44,446	—	44,446
Structured Products	—	—	23,159	—	23,159
Preferred Equity	—	—	99,650	—	99,650
Equity Interest	—	—	229,737	—	229,737
Warrants	—	—	457	—	457
Subordinated Note Investment Vehicles (1)	—	—	302,974	—	302,974
Preferred Equity Interest Investment Vehicles (1)	—	—	—	(1,080)	(1,080)
Equity Interest Investment Vehicles (1)	—	—	—	67,710	67,710
Total Investments	$—	$57,826	$2,260,816	$66,630	$2,385,272
Cash equivalents	$106,722	$—	$—	$—	$106,722
Forward currency exchange contracts (asset)	$—	$55	$—	$—	$55
Forward currency exchange contracts (liability)	$—	$(1,308)	$—	$—	$(1,308)

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
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2023	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Purchases of investments and other adjustments to cost (1)	415,793	19,322	-	65,000	-	5,391	-	-	505,506
Paid-in-kind interest income	9,896	-	135	-	-	-	703	-	10,734
Net accretion of discounts (amortization of premiums)	2,549	-	213	-	-	-	72	-	2,834
Principal repayments and sales of investments (1)	(485,969)	-	(8,430)	-	-	-	-	-	(494,399)
Net change in unrealized appreciation on investments	(13,026)	(274)	731	-	396	13,314	(251)	(67)	823
Net realized gains (losses) on investments	(8,905)	-	(802)	-	-	-	-	-	(9,707)
Balance as of June 30, 2023	$1,474,596	$229,737	$85,797	$302,974	$23,159	$99,650	$44,446	$457	$2,260,816
Change in unrealized appreciation attributable to investments still held at June 30, 2023	$(21,070)	$(274)	$731	$-	$396	$13,314	$(251)	$(67)	$(7,221)

(1)
Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2023, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the six months ended June 30, 2023, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	658,706	53,929	15,477	52,700	8,537	18,573	478	808,400
Paid-in-kind interest	6,002	—	—	—	—	253	—	6,255
Net accretion of discounts (amortization of premiums)	2,127	—	221	—	—	53	—	2,401
Principal repayments and sales of investments (1)	(753,527)	(136)	(37,844)	—	—	—	—	(791,507)
Net change in unrealized appreciation on investments	(24,109)	10,450	(953)	—	13,422	374	(98)	(914)
Net realized gains (losses) on investments	(984)	(67)	(122)	—	—	—	—	(1,173)
Transfers out of Level 3	(47,672)	—	—	—	—	—	—	(47,672)
Transfers to Level 3	15,288	—	11,495	—	—	—	—	26,783
Balance as of June 30, 2022	$1,530,721	$216,020	$95,340	$178,137	$75,950	$39,280	$506	$2,135,954
Change in unrealized appreciation attributable to investments still held at June 30, 2022	$(22,995)	$10,450	$(1,128)	$—	$13,422	$374	$(98)	$25

(1)
Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the six months ended June 30, 2022, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the six months ended June 30, 2022, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2023 were as follows:

	As of June 30, 2023
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,196,348	Discounted cash flows	Comparative Yields	5.9%		—	26.8%		(12.0%)
First Lien Senior Secured Loans	112,938	Comparable company multiple	EBITDA Multiple	0.5	x	—	10.1	x	(8.3x)
First Lien Senior Secured Loans	74,181	Comparable company multiple	EBITDA Multiple				8.2	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
First Lien Senior Secured Loans	8,761	Discounted cash flows	Discount Rate				15.2%
First Lien Senior Secured Loans	11,553	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	85,797	Discounted cash flows	Comparative Yields	13.8%		—	23.9%		(15.7%)
Subordinated Notes in Investment Vehicles	302,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	44,446	Discounted cash flows	Comparative Yields	12.1%		—	13.3%		(12.2%)
Structured Products	23,159	Discounted cash flows	Comparative Yields				14.6%
Equity Interests	135,738	Discounted cash flows	Discount Rate	13.4%		—	16.4%		(15.4%)
Equity Interests	68,937	Comparable company multiple	EBITDA Multiple	1.7	x	—	24.8	x	(11.7x)
Equity Interests	13,039	Comparable company multiple	EBITDA Multiple				8.2	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
Preferred equity	89,473	Comparable company multiple	EBITDA Multiple	1.7	x	—	15.3	x	(7.1x)
Preferred equity	5,002	Discounted cash flows	Comparative Yields				11.5%
Warrants	457	Comparable company multiple	EBITDA Multiple	7.8	x	—	10.3	x	(10.3x)
Total investments	$2,172,803

(1)
Included within the Level 3 assets of $2,260,816 is an amount of $88,013 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2023. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

	As of December 31, 2022
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,196,770	Discounted cash flows	Comparative Yields	5.9%		—	20.4%		(11.6%)
First Lien Senior Secured Loans	139,041	Comparable company multiple	EBITDA Multiple	2.0	x	—	11.8	x	(8.6x)
First Lien Senior Secured Loans	73,070	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
First Lien Senior Secured Loans	19,484	Discounted cash flows	Discount Rate	10.0%		—	14.8%		(13.2%)
First Lien Senior Secured Loans	8,429	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	93,950	Discounted cash flows	Comparative Yields	12.7%		—	21.8%		(15.7%)
Subordinated Notes in Investment Vehicles	237,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	43,922	Discounted cash flows	Comparative Yields	11.9%		—	13.5%		(12.0%)
Structured Products	22,763	Discounted cash flows	Comparative Yields				15.0%
Equity Interests	128,923	Discounted cash flows	Discount Rate	10.0%		—	16.4%		(15.2%)
Equity Interests	65,472	Comparable company multiple	EBITDA Multiple	2.0	x	—	22.8	x	(12.0x)
Equity Interests	13,033	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
Preferred equity	75,619	Comparable company multiple	EBITDA Multiple	2.0	x	—	23.0	x	(7.2x)
Warrants	524	Comparable company multiple	EBITDA Multiple	7.5	x	—	11.8	x	(8.9x)
Total investments	$2,118,974

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2023	December 31, 2022
2019-1 Debt	2	339,837	330,634
March 2026 Notes	2	266,260	259,769
October 2026 Notes	2	257,468	247,873
Sumitomo Credit Facility	3	546,000	443,000
Total Debt		$1,409,565	$1,281,276

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

For the three months ended June 30, 2023 and 2022, management fees were $9.1 million and $8.5 million, respectively. For the six months ended June 30, 2023 and 2022, management fees were $18.0 million and $16.8 million, respectively. For the three months ended June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended June 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of June 30, 2023, and December 31, 2022, $9.1 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended June 30, 2023 and 2022, the Company incurred $4.0 million and $4.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended June 30, 2023 and 2022. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the six months ended June 30, 2023 and 2022, the Company incurred $15.1 million and $7.4 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the six months ended June 30, 2023 and 2022. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of June 30, 2023 and December 31, 2022, there was $4.0 million and $9.2 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2023 and December 31, 2022.

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

For the three months ended June 30, 2023 and 2022, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022 there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.4 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2023 and December 31, 2022 there were $0.2 million and $0.1 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2023 and December 31, 2022, the Advisor held 449,699.30 and 476,679.81 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at June 30, 2023 and December 31, 2022, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the six months ended June 30, 2023 in which the portfolio company was an "affiliated person" (as defined in the 1940 Act) and/or an "affiliated person" that the Company is deemed to "control" (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$14,581	$11	$—	$(11)	$—	$14,581	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,818	—	—	(105)	—	4,713	195	—
Ansett Aviation Training Equity Interest (1)	5,310	—	—	1,458	—	6,768	—	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,763	—	—	396	—	23,159	3,005	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	9,040	92	—	(1)	—	9,131	558	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	30,785	—	—	2,243	—	33,028	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	—	—	—	4,841	274	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	3,440	17	—	—	—	3,457	228	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	1,741	23	—	—	—	1,764	88	—
Direct Travel, Inc. First Lien Senior Secured Loan	58,721	621	—	—	—	59,342	4,004	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	4,125	450	—	—	—	4,575	278	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	12	—
Direct Travel, Inc. Equity Interest (1)	13,033	—	—	6	—	13,039	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	—	5,593	—	(959)	—	4,634	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan	—	5,418	—	—	—	5,418	205	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	—	3,182	—	—	—	3,182	141	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	—	161	—	—	—	161	2	—
Total Non-Controlled/affiliate investment	$173,400	$15,568	$—	$3,027	$—	$191,995	$8,990	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$50,995	$65,000	$—	$—	$—	$115,995	$3,719	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(644)	—	—	(436)	—	(1,080)	1,346	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	3,347	—	—	(1,468)	—	1,879	3,815	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,400	—	—	411	—	6,811	(1,010)	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest (1)	10,388	—	—	475	—	10,863	—	—
Gale Aviation (Offshore) Co, Equity Interest	91,326	—	—	(1,654)	—	89,672	6,022	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	62,630	—	—	3,201	—	65,831	2,871	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	186,979	—	—	—	—	186,979	12,208	—
Legacy Corporate Lending HoldCo, LLC Equity Interest	—	641	—	—	—	641	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	—	5,175	—	—	—	5,175	—	—
Lightning Holdings Equity Interest (1)	27,209	9,636	—	4,587	—	41,432	—	—
Total Controlled affiliate investment	$438,630	$80,452	$—	$5,116	$—	$524,198	$28,971	$—
Total	$612,030	$96,020	$—	$8,143	$—	$716,193	$37,961	$—

(1) Non-income producing

Transactions during the year ended December 31, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value					Fair Value
	as of			Change in	Realized	as of	Dividend,
	December 31,	Gross	Gross	Unrealized	Gains	December 31,	Interest, and	Other
Portfolio Company	2021	Additions	Reductions	Appreciation	(Losses)	2022	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$1	$—	$(4,947)	$—	$14,581	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	—	15,924	(9,830)	(490)	(786)	4,818	486	—
Ansett Aviation Training Equity Interest	—	11,526	(7,115)	1,468	(569)	5,310	160	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	—	24,051	—	(1,288)	—	22,763	4,109	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	1,029	(4,327)	2	—	9,040	842	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	1	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	1,674	—	9,391	—	30,785	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	416	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	70	—	539	—	3,440	365	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	31	—	274	—	1,741	170	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,165	—	9,209	—	58,721	6,196	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	359	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	18	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	13,033	—	13,033	—	—
Total Non-Controlled/affiliate investment	$113,290	$55,547	$(21,272)	$27,190	$(1,355)	$173,400	$13,121	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$—	$50,995	$—	$—	$—	$50,995	$3,509	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	—	10	—	(654)	—	(644)	851	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	—	5,594	—	(2,247)	—	3,347	2,413	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	636	—	(863)	—	6,400	800	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	100	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(175)	—	10,388	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,465	—	17,022	—	91,326	8,804	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	19,769	—	(1,583)	—	62,630	5,165	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	61,542	—	—	—	186,979	15,510	—
Lightning Holdings B, LLC- Equity Interest (1)	14,851	11,421	—	937	—	27,209	—	—
Total Controlled affiliate investment	$274,761	$151,432	$—	$12,437	$—	$438,630	$38,220	$—
Total	$388,051	$206,979	$(21,272)	$39,627	$(1,355)	$612,030	$51,341	$—

(1) Non-income producing

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 175.1% and 180.0%, respectively.

The Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,163	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	296,952	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,492	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	546,000	546,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,498,500	$1,489,607	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. As of June 30, 2023, $14.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and year ended December 31, 2022 were 5.1% and 3.5%, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	546,000	—	—	546,000	—
Total Debt Obligations	$1,498,500	$—	$300,000	$846,000	$352,500

2018‑1 Notes

On September 28, 2018 (the “2018‑1 Closing Date”), we, through BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018‑1 Notes”) are secured by a diversified portfolio of the 2018‑1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018‑1 Portfolio”). At the 2018‑1 Closing Date, the 2018‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018‑1 Notes. The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018‑1 Issuer in exchange for its sale to the 2018‑1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. At the time of the transaction, the Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were included in the consolidated financial statements and the Membership Interests were eliminated in consolidation. On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes from the Company’s consolidated financial statements as further discussed in Note 3.

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the 2018-1 Issuer were as follows:

For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$—	$—
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$—

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the 2018-1 Issuer were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$—	$1,299
Amortization of deferred financing costs and upfront commitment fees	—	28
Total interest and debt financing expenses	$—	$1,327

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

On June 15, 2023, the Company entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26161%, effective July 1, 2023.

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		June 30, 2023
Class A-1-R	$282,500	1.50	% + 3 Month LIBOR	6.76%
Class A-2-R	55,000	2.00	% + 3 Month LIBOR	7.26%
Class B-R	15,000	2.60	% + 3 Month LIBOR	7.86%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

The Loans and Class A‑1‑R, A‑2‑R, and B-R Notes are included in the consolidated financial statements of the Company. The $32.5 million of the Class B-R Notes, $25.0 million of the Class C-R Notes and Membership Interests retained by the Company are eliminated in consolidation.

The Company serves as portfolio manager of the 2019‑1 Issuer pursuant to a portfolio management agreement between the Company and the 2019‑1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period, pursuant to the indenture and loan agreement governing the 2019‑1 Notes and Loans, respectively, all principal collections received on the underlying collateral may be used by the 2019‑1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2019‑1 Issuer and in accordance with the 2019‑1 Issuer investment strategy and the terms of the indenture and loan agreement, as applicable.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2019‑1 Co-Issuers for so long as the 2019‑1 Debt remains outstanding.

The 2019‑1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2019‑1 Issuer.

As of June 30, 2023, there were 52 first lien and second lien senior secured loans with a total fair value of approximately $479.9 million and cash of $26.2 million securing the 2019-1 Debt. As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2023, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.3 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively.

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$6,062	$2,268
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$6,094	$2,300

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$11,605	$3,892
Amortization of deferred financing costs and upfront commitment fees	64	64
Total interest and debt financing expenses	$11,669	$3,956

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

For the three and six months ended June 30, 2023 and 2022, the Revolving Advisor Loan did not incur any interest expense.

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

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$—	$2,344
Amortization of debt issuance cost	—	137
Accretion of original issue discount	—	91
Total interest and debt financing expenses	$—	$2,572

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$—	$4,594
Amortization of debt issuance cost	—	272
Accretion of original issue discount	—	181
Total interest and debt financing expenses	$—	$5,047

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

As of June 30, 2023 and December 31, 2022 the components of the carrying value of the March 2026 Notes were as follows:

	June 30,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,748)	(2,069)
Original issue discount, net of accretion	(1,300)	(1,539)
Carrying value of 2026 Notes	$296,952	$296,392

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$2,212	$2,213
Amortization of debt issuance cost	162	162
Accretion of original issue discount	120	120
Total interest and debt financing expenses	$2,494	$2,495

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$4,425	$4,426
Amortization of debt issuance cost	322	321
Accretion of original issue discount	239	239
Total interest and debt financing expenses	$4,986	$4,986

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

As of June 30, 2023 and December 31, 2022 the components of the carrying value of the October 2026 Notes were as follows:

	June 30,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,403)	(2,765)
Original issue discount, net of accretion	(2,105)	(2,423)
Carrying value of 2026 Notes	$295,492	$294,812

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$1,912	$1,913
Amortization of debt issuance cost	182	182
Accretion of original issue discount	159	159
Total interest and debt financing expenses	$2,253	$2,254

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$3,825	$3,825
Amortization of debt issuance cost	362	362
Accretion of original issue discount	317	317
Total interest and debt financing expenses	$4,504	$4,504

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of June 30, 2023 and December 31, 2022, there were $546.0 million and $443.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended June 30, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended June 30,
	2023	2022
Borrowing interest expense	$9,244	$1,160
Unused facility fee	140	137
Accretion of original issue discount	234	109
Total interest and debt financing expenses	$9,618	$1,406

For the six months ended June 30, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Six Months Ended June 30,
	2023	2022
Borrowing interest expense	$18,119	$1,204
Unused facility fee	265	429
Accretion of original issue discount	466	217
Total interest and debt financing expenses	$18,850	$1,850

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $7.5 million for June 30, 2023 and collateral receivable of $9.6 million for December 31, 2022 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $213.6 million and $194.7 million, respectively. For the three and six months ended June 30, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $130.1 million and $116.9 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash Collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,148	$(3,093)	$55	$—	$55
Citibank	Unrealized depreciation on forward currency contracts	$488	$(1,796)	$(1,308)	$—	$(1,308)

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30
	2023	2022
Net realized gain on forward currency exchange contracts	$—	$2,018
Net change in unrealized appreciation on forward currency exchange contracts	(1,476)	8,124
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(1,476)	$10,142

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $2.6 million and ($9.0) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.5) million and $10.1 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.1 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2023 and 2022 was as follows:

	For the Six Months Ended June 30
	2023	2022
Net realized gain (loss) on forward currency exchange contracts	$(2,385)	$3,261
Net change in unrealized appreciation on forward currency exchange contracts	(1,315)	9,775
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(3,700)	$13,036

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $4.7 million and ($12.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($3.7) million and $13.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.0 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
Total distributions declared			$0.76	$49,068

The distributions declared during the six months ended June 30, 2023 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2022:

			Amount Per	Total
Date Declared	Record Date	Payment Date	Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
Total distributions declared			$0.68	$43,902

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2023 and December 31, 2022, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At June 30, 2023 and December 31, 2022, BCSF Advisors, LP owned 0.70% and 0.74%, respectively, of the outstanding common stock of the Company.

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

For the three months ended June 30, 2023 and 2022, there were no shares issued pursuant to the dividend reinvestment plan. For the six months ended June 30, 2023 and 2022, there were no shares issued pursuant to the dividend reinvestment plan.

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s President and a Managing Director of Bain Capital Credit, adopted the 10b5‑1 Plan in accordance with Rules 10b5‑1 and 10b‑18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5‑1 has been exhausted or one year after the closing of the IPO.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2023, there have been no repurchases of common stock.

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

As of June 30, 2023, the Company had $276.0 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
9 Story Media Group Inc. - Revolver	4/30/2026	$508
A&R Logistics, Inc. - Revolver	5/5/2025	5,851
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	3,552
Abracon Group Holding, LLC. - Revolver	7/6/2028	2,018
Access - Delayed Draw	6/4/2029	1,507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	2,756
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	6,007
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	3,387
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	829
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	5,042
Caribou Bidco Limited - Delayed Draw	1/29/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	1,884
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Buyer DD T/L - Delayed Draw	6/30/2029	1,654
Congress Buyer R/C - Revolver	6/30/2029	1,102
CPS Group Holdings, Inc. - Revolver	3/3/2025	3,157
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	2
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,175
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	992
Element Buyer, Inc. - Revolver	7/19/2024	4,250
Eleven Software - Revolver	9/25/2026	397
Gills Point S - Delayed Draw	5/15/2029	1,262
Gills Point S - Revolver	5/15/2029	518
Grammer Purchaser, Inc. - Revolver	9/30/2024	234
GSP Holdings, LLC - Revolver	11/6/2025	2,267
Gulf Winds International - Revolver	12/16/2028	5,292
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2025	2,833
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	3,196
Mach Acquisition R/C - Revolver	10/18/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	735

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Margaux UK Finance Limited - Revolver	12/19/2024	98
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	7,030
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Delayed Draw	4/25/2028	269
Morrow Sodali - Revolver	4/25/2028	1,365
MRHT - Delayed Draw	2/1/2029	5,529
MRI Software LLC - Revolver	2/10/2026	1,782
MZR Buyer, LLC - Revolver	12/21/2026	3,473
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
New Look Vision Group - Revolver	5/26/2026	213
OGH Bidco Limited - Delayed Draw	6/29/2029	6,257
Omni Intermediate - Revolver	11/30/2026	732
Parcel2Go - Delayed Draw	7/15/2028	35
Premier Imaging, LLC - Delayed Draw	1/2/2025	4,816
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	6/24/2029	8,357
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,340
RoadOne - Delayed Draw	12/29/2028	3,931
RoadOne - Revolver	12/29/2028	4,119
RoC Opco LLC - Revolver	2/25/2025	10,241
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	9,628
Simplicity - Delayed Draw	12/2/2026	5,470
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Delayed Draw	9/9/2023	37
Solaray, LLC - Revolver	9/9/2023	5,383
Spring Finco BV - Delayed Draw	7/15/2029	4,060
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	885
Swoogo LLC - Revolver	12/9/2026	1,243
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	881
TEI Holdings Inc. - Revolver	12/23/2025	4,226
Titan Cloud Software, Inc - Delayed Draw	9/7/2029	10,572
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	4,113
V Global Holdings LLC - Revolver	12/22/2025	7,293
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,686
Walker Edison - Delayed Draw	3/31/2027	635
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,931
Whitcraft-Paradigm - Revolver	2/28/2029	2,194
World Insurance - Revolver	4/1/2026	931
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,367
YLG Holdings, Inc. - Revolver	10/31/2025	7,947
Total		$276,008

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2023.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$17.29	$17.04
Net investment income (1)	1.10	0.75
Net realized gain (loss) (1)(7)	(0.27)	0.08
Net change in unrealized appreciation (1)(2)(8)	0.08	(0.04)
Net increase in net assets resulting from operations (1)(9)(10)	0.91	0.79
Shareholder distributions from income (3)	(0.76)	(0.68)
Net asset value at end of period	$17.44	$17.15
Net assets at end of period	$1,125,779	$1,107,014
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$13.51	$13.61
Total return based on market value (12)	20.44%	(6.28)%
Total return based on net asset value (4)	5.29%	4.65%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	14.34%	9.51%
Ratio of total expenses to average net assets (5)(11)(13)	12.78%	8.43%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.21%	3.95%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.43%	7.76%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	4.60%	3.73%
Average principal debt outstanding	$1,476,709	$1,267,665
Portfolio turnover (6)	21.10%	18.66%

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
(8)
Net change in unrealized appreciation includes net change in unrealized appreciation on investments, net change in unrealized appreciation on forward currency exchange contracts and net change in unrealized appreciation on foreign currency translation.
(9)
The sum of quarterly per share amounts presented in previously filed financial statements on Form 10‑Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2023 and 2022, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2023 and 2022, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2023 would be 14.34%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2022 would be 9.51%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2023 would be 12.78%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2022 would be 8.43%.

(12)
Total return based on market value is calculated as the change in market value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return has not been annualized.
(13)
Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through August 8, 2023, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2023, we have invested approximately $6,794.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2023 and December 31, 2022, 94.1% and 94.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. We incurred expenses related to the Administrator of $0.4 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2023, the Company’s asset coverage was 175.1%.

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

Environmental, Social and Governance

Our Advisor believes that environmental, social, and governance ("ESG") management helps to create lasting impact for all of its stakeholder groups, including investors, portfolio companies, employees and communities. ESG risks can have a negative impact on an issuer’s ability to meet its financial obligations. Therefore, strong ESG management aligns with our Advisor’s goal to seek and generate attractive risk-adjusted returns with the capital it invests. Our Advisor considers ESG factors throughout its investment decision-making process. These factors include, but are not limited to, applying a negative screen to avoid investing in companies with outsized ESG risks; examining the impact a company has on society and the environment during the diligence process; seeking to consider ESG factors from a company-specific and sector-wide perspective; and engaging companies via corporate actions and board seats, where applicable.

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $204.4 million, including PIK, in 60 portfolio companies, and had $227.9 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $23.5 million for the period. Of the $204.4 million invested during the three months ended June 30, 2023, $35.4 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the six months ended June 30, 2023, we invested $516.6 million, including PIK, in 85 portfolio companies, and had $513.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $3.2 million for the period. Of the $516.6 million invested during the six months ended June 30, 2023, $112.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,617,678	67.0%	$1,532,422	64.2%	12.0%	12.2%
Second Lien Senior Secured Loans	89,234	3.7	85,797	3.6	14.5	15.1
Subordinated Debt	44,528	1.8	44,446	1.9	11.5	11.6
Structured Products	24,050	1.0	23,159	1.0	27.1	28.2
Preferred Equity	62,497	2.6	99,650	4.2	10.0	8.2
Equity Interests	209,217	8.7	229,737	9.6	13.4	13.5
Warrants	480	0.0	457	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	302,974	12.5	302,974	12.7	12.2	12.2
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(1,080)	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	64,959	2.7	67,710	2.8	27.2	26.1
Total	$2,415,627	100.0%	$2,385,272	100.0%	12.8%	13.0%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2023:

As of
June 30, 2023
Number of portfolio companies	142
Percentage of debt bearing a floating rate (1)	94.1%
Percentage of debt bearing a fixed rate (1)	5.9%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2022:

As of
December 31, 2022
Number of portfolio companies	132
Percentage of debt bearing a floating rate (1)	94.5%
Percentage of debt bearing a fixed rate (1)	5.5%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,364,922	97.9%	$2,385,221	100.0%
Non-accrual	50,705	2.1	51	-
Total	$2,415,627	100.0%	$2,385,272	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,348,395	97.0%	$2,348,571	98.4%
Non-accrual	71,543	3.0	38,406	1.6
Total	$2,419,938	100.0%	$2,386,977	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, there were four loans from two issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2022, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,617,678	63.7%	$1,532,422	61.0%
Second Lien Senior Secured Loan	89,234	3.5	85,797	3.3
Subordinated Debt	44,528	1.7	44,446	1.8
Structured Products	24,050	0.9	23,159	0.9
Preferred Equity	62,497	2.5	99,650	4.0
Equity Interest	209,217	8.2	229,737	9.1
Warrants	480	0.0	457	0.0
Subordinated Notes in Investment Vehicles (1)	302,974	11.9	302,974	12.1
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,080)	0.0
Equity Interest in Investment Vehicles (1)	64,959	2.6	67,710	2.7
Cash and cash equivalents	87,727	3.4	87,727	3.5
Foreign Cash	5,203	0.2	4,612	0.2
Restricted cash and cash equivalents	36,243	1.4	36,243	1.4
Total	$2,544,800	100.0%	$2,513,854	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,423	0.1%	2	1.4%
2	2,180,766	91.4	126	88.7
3	202,032	8.5	12	8.5
4	51	-	2	1.4
Total	$2,385,272	100.0%	142	100.0%

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

Results of Operations

Our operating results for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Total investment income	$75,715	$52,364
Total expenses, net of fee waivers	35,706	25,649
Net investment income before taxes	40,009	26,715
Less: Income taxes, including excise tax	1,097	—
Net investment income	38,912	26,715
Net realized gain (loss)	(550)	2,608
Net change in unrealized appreciation	(9,191)	(12,094)
Net increase in net assets resulting from operations	$29,171	$17,229

Our operating results for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Total investment income	$150,452	$98,375
Total expenses, net of fee waivers	77,690	49,957
Net investment income before taxes	72,762	48,418
Less: Income taxes, including excise tax	1,692	—
Net investment income	71,070	48,418
Net realized gain (loss)	(17,799)	4,780
Net change in unrealized appreciation	5,185	(2,288)
Net increase in net assets resulting from operations	$58,456	$50,910

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Interest income	$58,188	$35,884
Dividend income	8,728	6,370
PIK income	6,877	2,420
Other income	1,922	7,690
Total investment income	$75,715	$52,364

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $58.2 million for the three months ended June 30, 2023 from $35.9 million for the three months ended June 30, 2022, primarily due to the increase in portfolio size and rising interest rates. Our investment portfolio at amortized cost increased to $2,415.6 million as of June 30, 2023 compared to $2,319.7 million as of June 30, 2022. Dividend income increased to $8.7 million for the three months ended June 30, 2023 from $6.4 million for the three months ended June 30, 2022, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income decreased to approximately $1.9 million for the three months ended June 30, 2023 from $7.7 million for the three months ended June 30, 2022, primarily due to a decrease in commitment and syndication fees earned on certain investments. As of June 30, 2023, the weighted average yield of our investment portfolio increased to 12.8% from 8.4% as of June 30, 2022, at amortized cost.

The composition of our investment income for the six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Interest income	$115,050	$73,917
Dividend income	17,121	9,971
PIK income	11,111	6,332
Other income	7,170	8,155
Total investment income	$150,452	$98,375

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $115.1 million for the six months ended June 30, 2023 from $73.9 million for the six months ended June 30, 2022, primarily due to the increase in portfolio size and rising interest rates. Our investment portfolio at amortized cost increased to $2,415.6 million as of June 30, 2023 compared to $2,319.7 million as of June 30, 2022. Dividend income increased to $17.1 million for the six months ended June 30, 2023 from $10.0 million for the six months ended June 30, 2022, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income decreased to approximately $7.2 million for the six months ended June 30, 2023 from $8.2 million for the six months ended June 30, 2022, primarily due to a decrease in commitment and syndication fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Interest and debt financing expenses	$20,459	$11,027
Base management fee	9,116	8,451
Incentive fee	4,008	4,069
Professional fees	451	446
Directors fees	179	179
Other general and administrative expenses	1,493	1,477
Total expenses, net of fee waivers	$35,706	$25,649

The composition of our operating expenses for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Interest and debt financing expenses	$40,009	$21,670
Base management fee	18,026	16,820
Incentive fee	15,118	7,380
Professional fees	1,032	836
Directors fees	353	354
Other general and administrative expenses	3,152	2,897
Total expenses, net of fee waivers	$77,690	$49,957

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $20.5 million and $11.0 million for the three months ended June 30, 2023 and 2022, respectively. Interest and debt financing expense for the three months ended June 30, 2023 as compared to June 30, 2022 increased primarily due to a rise in base rates of the variable rate debt and the increased usage of our Sumitomo Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $40.0 million and $21.7 million for the six months ended June 30, 2023 and 2022, respectively. Interest and debt financing expense for the six months ended June 30, 2023 as compared to June 30, 2022 increased primarily due to a increase in total principal debt outstanding, and a rise in base rates of the variable rate debt. The weighted average principal debt balance outstanding for the three months ended June 30, 2023 was $1,471.8 million compared to $1,220.9 million for the three months ended June 30, 2022. The weighted average principal debt balance outstanding for the six months ended June 30, 2023 was $1,477.2 million compared to $1,267.7 million for the six months ended June 30, 2022.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and year ended December 31, 2022 were 5.1% and 3.5%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.1 million for the three months ended June 30, 2023 from $8.5 million for the three months ended June 30, 2022. Management fee (gross of waivers) increased to $9.1 million for the three months ended June 30, 2023 from $8.5 million for the three months ended June 30, 2022, primarily due to an increase in total assets throughout the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Management fee waived for the three months ended June 30, 2023 and 2022, were $0.0 million and $0.0 million, respectively.

Management fees (net of waivers) increased to $18.0 million for the six months ended June 30, 2023 from $16.8 million for the six months ended June 30, 2022. Management fees (gross of waivers) increased to $18.0 million for the six months ended June 30, 2023 compared to $16.8 million for the six months ended June 30, 2022. Management fees waived for the six months ended June 30, 2023 and 2022 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $4.0 million for the three months ended June 30, 2023 from $4.1 million for the three months ended June 30, 2022. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2023 and $0.0 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $15.1 million for the six months ended June 30, 2023 from $7.4 million for the six months ended June 30, 2022. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2023 and $0.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses were $1.9 million for the three months ended June 30, 2023 compared to $1.9 million for the three months ended June 30, 2022.

Professional fees and other general and administrative expenses increased to $4.2 million for the six months ended June 30, 2023 from $3.7 million for the six months ended June 30, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Net realized gain on investments	$1,141	$1,120
Net realized loss on investments	(1,370)	(3,696)
Net realized gain on foreign currency transactions	—	3,166
Net realized loss on foreign currency transactions	(321)	—
Net realized gain on forward currency exchange contracts	—	2,018
Net realized gains (losses)	$(550)	$2,608

Change in unrealized appreciation on investments	$23,545	$22,376
Change in unrealized depreciation on investments	(31,387)	(40,543)
Net change in unrealized appreciation on investments	(7,842)	(18,167)
Unrealized appreciation on foreign currency translation	127	(2,051)
Unrealized appreciation on forward currency exchange contracts	(1,476)	8,124
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(1,349)	6,073
Net change in unrealized appreciation	$(9,191)	$(12,094)

For the three months ended June 30, 2023 and 2022, we had net realized losses on investments of ($0.2) million and ($2.6) million, respectively. For the three months ended June 30, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($0.3) million and $3.2 million, respectively. For the three months ended June 30, 2023 and 2022, we had net realized gains on forward currency contracts of $0.0 million and $2.0 million, respectively.

For the three months ended June 30, 2023, we had $23.5 million in unrealized appreciation on 58 portfolio company investments, which was offset by $31.4 million in unrealized depreciation on 83 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended June 30, 2023 resulted from a decrease in fair value, primarily due to negative valuation adjustments and widening of credit spread.

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

For the three months ended June 30, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of ($1.5) million and $8.1 million, respectively. For the three months ended June 30, 2023, unrealized depreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Net realized gain on investments	$2,043	$4,723
Net realized loss on investments	(12,923)	(5,882)
Net realized gain on foreign currency transactions	—	3,166
Net realized loss on foreign currency transactions	(4,534)	(488)
Net realized gain on forward currency exchange contracts	119	3,301
Net realized loss on forward currency exchange contracts	(2,504)	(40)
Net realized gains (losses)	$(17,799)	$4,780

Change in unrealized appreciation on investments	$47,317	$40,777
Change in unrealized depreciation on investments	(44,711)	(51,135)
Net change in unrealized appreciation on investments	2,606	(10,358)
Unrealized appreciation on foreign currency translation	3,894	(1,705)
Unrealized appreciation on forward currency exchange contracts	(1,315)	9,775
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	2,579	8,070
Net change in unrealized appreciation	$5,185	$(2,288)

For the six months ended June 30, 2023 and 2022, we had net realized losses on investments of ($10.9) million and ($1.2) million, respectively. For the six months ended June 30, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($4.5) million and $2.7 million, respectively. For the six months ended June 30, 2023 and 2022, we had net realized gains (losses) on forward currency contracts of ($2.4) million and $3.3 million, respectively, primarily as a result of settling EUR and GBP forward contracts.

For the six months ended June 30, 2023, we had $47.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by ($44.7) million in unrealized depreciation on 68 portfolio company investments. Unrealized appreciation for the six months ended June 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the six months ended June 30, 2023 resulted from a decrease in fair value, primarily due to negative valuation adjustments and widening of credit spread.

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

For the six months ended June 30, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of ($1.3) million and $9.8 million, respectively. For the six months ended June 30, 2023, unrealized depreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2023 and 2022, (dollars in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Net change in unrealized appreciation on investments due to foreign currency	$2,252	$(7,731)
Net realized gain (loss) on investments due to foreign currency	554	(2,393)
Net change in unrealized appreciation on foreign currency translation	127	(2,053)
Net realized gain (loss) on foreign currency transactions	(321)	3,166
Net change in unrealized appreciation on forward currency exchange contracts	(1,476)	8,124
Net realized gain on forward currency exchange contracts	—	2,018
Foreign currency impact to net increase in net assets resulting from operations	$1,136	$1,131

Included in total net losses on the consolidated statements of operations is gains (losses) of $2.6 million and ($9.0) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($1.5) million and $10.1 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.1 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2023 and 2022, (dollars in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Net change in unrealized appreciation on investments due to foreign currency	$4,416	$(10,607)
Net realized gain (loss) on investments due to foreign currency	895	(2,546)
Net change in unrealized appreciation on foreign currency translation	3,894	(1,707)
Net realized gain (loss) on foreign currency transactions	(4,534)	2,678
Net change in unrealized appreciation on forward currency exchange contracts	(1,315)	9,775
Net realized gain (loss) on forward currency exchange contracts	(2,385)	3,261
Foreign currency impact to net increase in net assets resulting from operations	$971	$854

Included in total net losses on the consolidated statements of operations is gains (losses) of $4.7 million and ($12.2) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($3.7) million and $13.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.0 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $29.2 million million and $17.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2023 and 2022, our per share net increase in net assets resulting from operations was $0.45 and $0.27, respectively.

For the six months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $58.5 million and $50.9 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, our per share net increase in net assets resulting from operations was $0.91 and $0.79, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, March 2026 Notes, October 2026 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 175.1% and 180.0%, respectively.

At June 30, 2023 and December 31, 2022, we had $128.6 million and $125.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2023, we had approximately $104.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2022, we had approximately $222.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the six months ended June 30, 2023, cash, foreign cash, restricted cash, and cash equivalents increased by $2.9 million. During the six months ended June 30, 2023, we used $51.7 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $539.6 million, which was offset by proceeds from principal payments and sales of investments of $435.5 million and a net increase in assets resulting from operations of $58.5 million.

During the six months ended June 30, 2023, we provided $55.2 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and paying our quarterly dividend to shareholders.

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

During the six months ended June 30, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2023, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022 were as follows:

	As of June 30, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,163	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	296,952	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,492	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	546,000	546,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,498,500	$1,489,607	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. As of June 30, 2023, $14.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following tables summarizes distributions declared during the six months ended June 30, 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
Total distributions declared			$0.76	$49,068

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2022 (dollars in thousands, except per share data):

			Amount Per	Total
Date Declared	Record Date	Payment Date	Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
Total distributions declared			$0.68	$43,902

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the three months ended June 30, 2023 and 2022 we recorded an expense of $0.8 million and $0.0 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2023 and 2022 we recorded an expense of $1.3 million and $0.0 million, respectively for U.S. federal excise tax.

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

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s unaudited consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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
•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
•
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

The following table shows the contractual maturities of our debt obligations as of June 30, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	546,000	—	—	546,000	—
Total Debt Obligations	$1,498,500	$—	$300,000	$846,000	$352,500

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

Assuming that the statement of financial condition as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(19,036)	$(8,985)	$(10,051)
Down 200 basis points	(38,072)	(17,970)	(20,102)
Down 300 basis points	(56,899)	(26,955)	(29,944)
Up 100 basis points	19,036	8,985	10,051
Up 200 basis points	38,072	17,970	20,102
Up 300 basis points	57,107	26,955	30,152

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.1

Second Amended and Restated Investment Advisory Agreement, dated November 28, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 814‑01175), filed on February 1, 2019).

10.2

Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.3

Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.4

Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.5

Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.6

Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.7

Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.8

Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.9

Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018‑1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.10

Amended and Restated Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

Exhibit Number	Description of Document

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

10.14

Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.15

Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019‑1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.16

Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019‑1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.17

Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019‑1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.18

Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on May 4, 2020).

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

Exhibit Number	Description of Document

10.33*	First Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee.

10.34*

Second Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2019-1, Ltd., as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer, and Wells Fargo Bank, National Association, as trustee.

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

24.1*	Powers of Attorney

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

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

Bain Capital Specialty Finance, Inc.

Date: August 8, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 8, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer