Form 10-Q
period 2023-09-30
Bain Capital Specialty Finance, Inc.
filed 2023-11-06
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023 the registrant had 64,562,265.27 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,701,847 and $1,846,172, respectively)	$1,666,594	$1,774,947
Non-controlled/affiliate investment (amortized cost of $150,031 and $133,808, respectively)	191,583	173,400
Controlled affiliate investment (amortized cost of $525,528 and $439,958, respectively)	532,021	438,630
Cash and cash equivalents	65,212	30,205
Foreign cash (cost of $15,089 and $34,528, respectively)	14,286	29,575
Restricted cash and cash equivalents	25,908	65,950
Collateral on forward currency exchange contracts	12,056	9,612
Deferred financing costs	3,040	3,742
Interest receivable on investments	33,398	34,270
Receivable for sales and paydowns of investments	2,824	18,166
Prepaid insurance	408	194
Unrealized appreciation on forward currency exchange contracts	5,854	62
Dividend receivable	13,291	13,681
Total Assets	$2,566,475	$2,592,434

Liabilities
Debt (net of unamortized debt issuance costs of $8,230 and $10,197, respectively)	$1,370,270	$1,385,303
Interest payable	15,016	12,130
Payable for investments purchased	3,173	34,292
Base management fee payable	9,140	8,906
Incentive fee payable	3,011	9,216
Accounts payable and accrued expenses	6,230	2,954
Distributions payable	27,116	23,242
Total Liabilities	1,433,956	1,476,043

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable loss	(35,930)	(52,058)
Total Net Assets	1,132,519	1,116,391
Total Liabilities and Total Net Assets	$2,566,475	$2,592,434

Net asset value per share	$17.54	$17.29

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2023	2022	2023	2022
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$45,418	$36,239	$140,588	$100,295
Dividend income	—	526	62	634
PIK income	4,926	4,276	15,015	9,159
Other income	1,008	4,329	8,178	12,484
Total investment income from non-controlled/non-affiliate investments	51,352	45,370	163,843	122,572

Investment income from non-controlled/affiliate investments:
Interest from investments	2,412	2,141	7,375	4,366
Dividend income	950	1,067	3,955	2,918
PIK income	655	48	1,677	1,497
Total investment income from non-controlled/affiliate investments	4,017	3,256	13,007	8,781

Investment income from controlled affiliate investments:
Interest from investments	9,403	5,437	24,320	13,073
Dividend income	7,618	4,746	21,672	12,758
Total investment income from controlled affiliate investments	17,021	10,183	45,992	25,831
Total investment income	72,390	58,809	222,842	157,184

Expenses
Interest and debt financing expenses	20,775	14,381	60,784	36,051
Base management fee	9,140	8,853	27,166	25,673
Incentive fee	3,011	2,976	18,129	10,356
Professional fees	760	968	1,792	1,804
Directors fees	182	177	535	531
Other general and administrative expenses	2,234	1,357	5,386	4,254
Total expenses, net of fee waivers	36,102	28,712	113,792	78,669
Net investment income before taxes	36,288	30,097	109,050	78,515
Income tax expense, including excise tax	640	—	2,332	—
Net investment income	35,648	30,097	106,718	78,515

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(50,873)	(1,174)	(61,753)	(2,333)
Net realized gain (loss) on foreign currency transactions	(673)	2,254	(5,207)	4,932
Net realized gain (loss) on forward currency exchange contracts	(221)	17,633	(2,606)	20,894
Net realized loss on extinguishment of debt	—	(745)	—	(745)
Net change in unrealized appreciation on foreign currency translation	(279)	(4,820)	3,615	(6,525)
Net change in unrealized appreciation on forward currency exchange contracts	7,107	(2,210)	5,792	7,565
Net change in unrealized appreciation on non-controlled/non-affiliate investments	41,509	(24,937)	35,972	(57,251)
Net change in unrealized appreciation on non-controlled/affiliate investments	(1,067)	(4,640)	1,960	10,129
Net change in unrealized appreciation on controlled affiliate investments	2,705	(407)	7,821	6,780
Total net losses	(1,792)	(19,046)	(14,406)	(16,554)
Net increase in net assets resulting from operations	$33,856	$11,051	$92,312	$61,961

Basic and diluted net investment income per common share	$0.55	$0.47	$1.65	$1.22
Basic and diluted increase in net assets resulting from operations per common share	$0.52	$0.17	$1.43	$0.96
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2023	2022	2023	2022

Operations:
Net investment income	$35,648	$30,097	$106,718	$78,515
Net realized gain (loss)	(51,767)	17,968	(69,566)	22,748
Net change in unrealized appreciation	49,975	(37,014)	55,160	(39,302)
Net increase in net assets resulting from operations	33,856	11,051	92,312	61,961
Stockholder distributions:
Distributions from distributable earnings	(27,116)	(21,951)	(76,184)	(65,853)
Net decrease in net assets resulting from stockholder distributions	(27,116)	(21,951)	(76,184)	(65,853)
Capital share transactions:
Total increase (decrease) in net assets	6,740	(10,900)	16,128	(3,892)
Net assets at beginning of period	1,125,779	1,107,014	1,116,391	1,100,006
Net assets at end of period	$1,132,519	$1,096,114	$1,132,519	$1,096,114

Net asset value per common share	$17.54	$16.98	$17.54	$16.98
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$92,312	$61,961
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(646,136)	(1,202,210)
Proceeds from principal payments and sales of investments	631,386	735,369
Net realized loss from investments	61,753	2,333
Net realized (gain) loss on foreign currency transactions	5,207	(4,932)
Net realized loss on extinguishment of debt	—	745
Net change in unrealized appreciation on forward currency exchange contracts	(5,792)	(7,565)
Net change in unrealized appreciation on investments	(45,753)	40,342
Net change in unrealized appreciation on foreign currency translation	(3,615)	6,525
Increase in investments due to PIK	(15,825)	(10,656)
Accretion of discounts and amortization of premiums	(4,423)	(3,747)
Amortization of deferred financing costs and debt issuance costs	2,669	3,010
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(2,444)	(1,762)
Interest receivable on investments	872	(8,606)
Prepaid Insurance	(214)	(183)
Dividend receivable	390	7,952
Interest payable	2,886	2,907
Base management fee payable	234	(29)
Incentive fee payable	(6,205)	(1,751)
Accounts payable and accrued expenses	3,276	414
Net cash provided by (used in) operating activities	70,578	(379,883)

Cash flows from financing activities
Borrowings on debt	328,000	727,747
Repayments on debt	(345,000)	(422,248)
Payments of financing costs	—	(4,103)
Stockholder distributions paid	(72,310)	(65,853)
Net cash provided by (used in) financing activities	(89,310)	235,543
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(18,732)	(144,340)
Effect of foreign currency exchange rates	(1,592)	(412)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	125,730	203,581
Cash, foreign cash, restricted cash and cash equivalents, end of period	$105,406	$58,829

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$55,229	$30,134
Cash paid for income taxes, including excise taxes during the period	$1,215	$—
Supplemental disclosure of non-cash information:
Company investment into Bain Capital Senior Loan Program, LLC	$—	$5,584
Deconsolidation of BCC Middle Market CLO 2018-1 LLC
Disposition of assets	$—	$470,616
Reduction of liabilities	$—	$(390,448)

	As of September 30,
	2023	2022
Cash	$65,212	$32,343
Restricted cash	25,908	14,656
Foreign cash	14,286	11,830
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$105,406	$58,829

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	SOFR	7.25%	12.58%	10/9/2026	$6,540	6,509	5,330
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.25%	9.82%	10/9/2025	$16,142	16,098	13,640
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.17%	8/22/2029	$24,966	24,346	24,966
Forward Slope (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/22/2029	$—	(291)	—
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.17%	8/22/2029	$2,369	2,151	2,369
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.75% (0.25% PIK)	11.29%	11/6/2025	$35,319	35,496	33,035
GSP Holdings, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.75% (0.25% PIK)	11.39%	11/6/2025	$2,305	2,289	2,010
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	973
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.42%	7/1/2025	$29,677	29,320	28,787
Kellstrom Commercial Aerospace, Inc. (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.00%	13.35%	7/1/2025	$47	42	(82)
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	13.05%	10/18/2026	$7,532	7,410	6,528
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.50% (2.00% PIK)	13.82%	10/18/2026	$34,051	33,638	30,646
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,040
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	2,338
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.92%	6/30/2028	$15,531	15,233	15,531
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.92%	7/23/2029	$26,603	26,353	26,603
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(41)	—
Whitcraft-Paradigm (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.32%	2/28/2029	$12,393	12,279	12,393
Whitcraft-Paradigm (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(20)	—
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	SOFR	7.75%	13.27%	4/30/2026	$11,724	11,672	9,848
Aerospace & Defense Total							$227,456	$215,955	19.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$5,076	5,021	5,077
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$15,659	15,412	15,659
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$19,554	19,232	19,554
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	11.08%	5/12/2028	$98	97	98
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.38%	5/15/2029	$12,663	12,663	12,663
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	6.00%	14.50%	5/15/2029	$104	104	104
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.10%	12.51%	5/15/2029	$252	249	252
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	197
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.92%	11/1/2028	$12,158	12,051	12,158
Intoxalock (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028	$—	(29)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	9/9/2025	$12,073	12,006	12,073
JHCC Holdings, LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/9/2025	$—	(23)	—
Automotive Total							$76,967	$77,835	6.9%

Banking, Finance, Insurance & Real Estate
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.63%	11.05%	4/25/2028	$2,632	2,617	2,606
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.92%	4/25/2028	$2,223	2,167	2,201
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.42%	4/25/2028	$798	773	776
Banking, Finance, Insurance & Real Estate Total							$5,557	$5,583	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.50% (4.00% PIK)	16.13%	5/24/2028	$13,140	12,886	12,877
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(31)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028	$—	(27)	(30)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	175
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,329
Beverage, Food & Tobacco Total							$18,320	$19,358	1.7%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (1.00% PIK)	14.89%	8/1/2025	$5,483	5,422	5,593
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	475
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.17%	7/6/2028	$12,128	11,921	12,128
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.50%	12/22/2027	$8,000	7,859	7,920
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,299	5,250	5,140
Capital Equipment Total							$31,871	$31,256	2.8%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.18%	8/10/2028	$7,212	7,026	6,960
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	593
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.41%	12/22/2027	€99	103	102
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.43%	12/22/2027	$5,818	5,730	5,643
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.18%	12/22/2025	$3,213	3,104	2,922
Chemicals, Plastics & Rubber Total							$16,614	$16,220	1.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.50% PIK)	12.54%	5/12/2025	$14,878	14,860	14,282
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50% (1.50% PIK)	12.54%	5/12/2025	$1,406	1,405	1,350
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	854
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,639
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.27%	10/29/2023	€677	768	716
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.27%	10/29/2023	€2,087	2,274	2,207
Regan Development Holdings Limited (6)(17)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.27%	10/29/2023	€6,335	6,894	6,698
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	350	356	404
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.63%	8/16/2027	$902	890	902
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.43%	8/16/2027	$21,730	21,730	21,730
Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.67%	8/16/2027	$6,348	6,270	6,348
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.47%	10/31/2025	$4,983	4,980	4,983
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.47%	10/31/2025	$17,006	16,951	17,006
YLG Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	(30)	—
Construction & Building Total							$78,562	$79,119	7.0%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.92%	6/6/2024	$11,359	11,156	11,359
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.56%	3/31/2028	$11,434	11,253	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	13.74%	5/30/2028	$8,915	8,772	8,736
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (6.25% PIK)	13.64%	10/13/2025	$37,065	36,605	29,004
TLC Purchaser, Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (6.25% PIK)	13.64%	10/13/2025	$6,931	6,826	4,860
Consumer Goods: Durable Total							$75,833	$65,393	5.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	893
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.26%	14.65%	8/22/2028	$13,829	13,524	13,829
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.99%	2/25/2025	$14,925	14,823	14,925
RoC Opco LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/25/2025	$—	(51)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	12.01%	12/15/2023	$14,053	14,070	13,421
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	12.01%	12/15/2023	$30,517	30,517	29,143
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	3.50%	11.01%	12/15/2023	$11,344	11,341	11,344
WU Holdco, Inc. (15)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.04%	3/26/2026	$1,687	1,661	1,615
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	11.04%	3/26/2026	$37,385	37,058	35,889
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	11.04%	3/26/2025	$3,606	3,590	3,381
Consumer Goods: Non-Durable Total							$127,472	$124,440	11.0%

Consumer Goods: Wholesale
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	758
WSP (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.67%	4/27/2027	$5,522	5,446	4,805
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	221
WSP (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(6)	(58)
Consumer Goods: Wholesale Total							$8,554	$5,726	0.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.63%	12/29/2027	$4,052	3,990	3,931
ASP-r-pac Acquisition Co LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/29/2027	$—	(46)	(98)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.22%	6/28/2028	$12,920	12,354	12,066
Containers, Packaging & Glass Total							$16,298	$15,899	1.4%

Energy: Oil & Gas
AmSpec Group, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.30%	7/2/2024	$5,064	5,000	5,064
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	7/2/2024	$2,748	2,739	2,748
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	7/2/2024	$22,810	22,762	22,810
Amspec Services, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	12.25%	7/2/2024	$1,494	1,485	1,494
Energy: Oil & Gas Total							$31,986	$32,116	2.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/24/2029		£—	(67)	—
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/24/2029		£68	82	83
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.97%	6/24/2029		€27	28	28
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—		3,532	3,532	4,330
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.52%	9/7/2029		$25,714	25,487	25,585
Titan Cloud Software, Inc (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028		$—	(47)	(29)
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.51%	9/7/2029		$11,429	11,334	11,372
Environmental Industries Total								$40,349	$41,369	3.6%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.92%	12/23/2026		$868	856	850
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.92%	12/23/2026		$1,494	1,481	1,464
Allworth Financial Group, L.P. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2026		$—	(10)	(49)
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.75%	12.16%	6/30/2029		$320	317	320
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029		$—	—	—
Congress Wealth (18)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.24%	6/30/2029		$4,731	4,731	4,731
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—		15	294	294
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	10.37%	9/30/2026	AUD	81	55	52
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,296	2,312	2,130
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.70%	8/1/2028		$3,825	3,743	3,768
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.93%	5/11/2029		£295	368	360
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.26%	10/4/2027		$9,328	9,328	9,258
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.26%	10/4/2027		$2,355	2,348	2,337
FIRE: Finance Total								$25,823	$25,515	2.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	12/19/2024		$16,540	16,451	16,540
Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.29%	12/19/2025		$2,872	2,861	2,872
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	10.80%	12/19/2024		£499	613	609
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.80%	12/19/2024		£7,415	9,613	9,046
MRHT (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029		€—	(24)	(54)
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.50%	2/1/2029		€956	1,018	1,001
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.21%	11/26/2028		€32	36	34
Simplicity (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.79%	12/2/2026		$16,641	16,191	16,225
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/2/2026		$—	(143)	(137)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	(38)	(36)
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.39%	4/3/2028		$11,302	11,222	11,246
World Insurance (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/3/2028		$—	(9)	—
FIRE: Insurance Total								$57,791	$57,346	5.1%

Healthcare & Pharmaceuticals
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—		32	3,162	3,061
Apollo Intelligence (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028		$15,271	15,159	15,271
Apollo Intelligence (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.12%	6/1/2028		$2,162	2,106	2,162
Apollo Intelligence (3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/1/2028		$—	(75)	—
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	—
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	3/3/2025		$34,504	34,403	34,504
CPS Group Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.69%	3/3/2025		$789	772	789
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£3	3	3
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	11.93%	4/27/2026		£121	164	148
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.41%	4/28/2025	AUD	42	32	27
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.00% PIK)	12.54%	9/30/2026		$9,450	9,443	7,655
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.48%	8/20/2029		$24,010	24,010	24,010
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	—	—
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	—	—
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029		$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	1,822
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€225	249	231
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	11.14%	5/28/2026		€132	143	136
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.65%	1/2/2025		$7,105	7,056	7,069
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.65%	1/2/2025		$1,921	1,908	1,912
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.99%	6/16/2028		$8,628	8,516	8,628
SunMed Group Holdings, LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	(13)	—
Healthcare & Pharmaceuticals Total								$110,813	$107,428	9.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	10.18%	6/4/2029	£9,764	11,304	11,911
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	10.19%	6/4/2029	£80	98	98
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.67%	4/1/2025	$3,826	3,803	3,826
Applitools (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(27)	(69)
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	5/25/2029	$16,862	16,735	16,524
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,649
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.75%	12.23%	5/6/2027	$11,208	11,055	11,208
Appriss Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(9)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,107	1,126
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2	1,844	1,876
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	507	516
CB Nike IntermediateCo Ltd (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,805
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	12.43%	1/3/2030	£8,247	10,007	10,060
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	SOFR	4.25%	9.67%	7/30/2025	$1,489	1,487	1,444
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	3,345	3,345	4,295
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.92%	7/19/2026	$10,880	10,890	10,880
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.92%	7/19/2026	$36,338	36,439	36,338
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026	$—	(8)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	868
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.64%	4/25/2027	$7,439	7,382	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.43%	9/25/2026	$1,091	1,081	1,091
Gluware (14)(19)(25)	Warrants	—	—	—	—	4,307	478	504
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025	$20,321	19,815	19,102
Gluware (18)(19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025	$5,522	5,474	5,412
NearMap (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029	$—	(81)	—
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	12/9/2029	$17,848	17,521	17,848
Onventis (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030	€8,919	9,591	9,430
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,431	1,471
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.29%	4/15/2027	$5,317	5,279	5,198
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.24%	4/15/2027	$2,009	1,995	1,964

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.30%	4/15/2027		$168	159	137
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028		$31,871	31,660	31,552
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(20)	(92)
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(20)	(92)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,315
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.90%	3/6/2028		$2,741	2,696	2,645
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	12/9/2026		$2,330	2,297	2,330
Swoogo LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2026		$—	(16)	—
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		1	2,123	1,190
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		1	2,123	1,190
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/13/2029		€92	98	93
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.81%	5/13/2029		$128	127	122
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.81%	5/13/2029		$262	260	249
Ventiv Holdco, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.50% (1.50% PIK)	12.39%	9/3/2025		$13,830	13,753	13,692
Ventiv Holdco, Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.50% (1.50% PIK)	10.92%	9/3/2025		$341	321	324
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		28	2,833	2,320
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.90%	3/10/2025	DKK	570	93	81
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.51%	3/10/2025	NOK	740	93	69
High Tech Industries Total								$246,448	$244,939	21.6%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.94%	2/1/2027		$14,193	13,961	13,590
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029		$6,778	6,663	6,778
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.25%	4/2/2029		$2,291	2,220	2,291
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/31/2028		$—	(37)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	1/19/2027		$9,950	9,696	9,950
Pyramid Global Hospitality (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2027		$—	(86)	—
Saltoun (18)(19)(29)	First Lien Senior Secured Loan	—	13.75%	13.75%	4/11/2028		$5,011	5,011	4,334
Saltoun (19)	First Lien Senior Secured Loan - Delayed Draw	—	13.75%	13.75%	4/11/2028		$1,430	1,430	1,237
Saltoun (18)(19)	First Lien Senior Secured Loan - Revolver	—	13.75%	13.75%	4/11/2028		$327	327	327
Saltoun (19)	First Lien Senior Secured Loan - Revolver	—	13.75%	13.75%	4/11/2028		$577	577	577
Hotel, Gaming & Leisure Total								$39,762	$39,084	3.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50% PIK	11.91%	12/20/2024		$48	48	48
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	3/3/2030		£4,412	5,266	5,382
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€15,081	15,670	15,945
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€3,346	3,544	3,538
TGI Sport Bidco Pty Ltd (6)(17)(19)(26)	First Lien Senior Secured Loan	BBSY	7.00% (1.00% PIK)	11.11%	4/30/2026	AUD	98	76	63
TGI Sport Bidco Pty Ltd (6)(18)(19)(26)	First Lien Senior Secured Loan	BBSY	7.00% (1.00% PIK)	12.43%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$27,470	$27,842	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.76%	11.06%	8/31/2028		$1,443	1,432	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.28%	8/31/2028		€1,300	1,422	1,375
Media: Broadcasting & Subscription Total								$2,854	$2,818	0.2%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.75%	4/30/2026	CAD	1,282	994	944
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.03%	4/30/2026		€580	615	613
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.90%	2/23/2028		$4,971	4,971	4,884
Efficient Collaborative Retail Marketing Company, LLC (7)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.50% PIK	15.89%	6/30/2024		$9,770	9,756	6,521
Efficient Collaborative Retail Marketing Company, LLC (7)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.50% PIK	15.89%	6/30/2024		$15,043	15,022	10,041
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	10.50% PIK	15.89%	6/30/2024		$1,275	1,275	1,275
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	11.90%	2/23/2028		$4,065	3,987	3,994
Media: Diversified & Production Total								$36,619	$28,272	2.5%

Media: Publishing
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.18%	6/29/2029		£1,231	1,416	1,202
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/29/2029		£139	164	163
Media: Publishing Total								$1,580	$1,365	0.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.04%	5/26/2028		$382	374	290
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	11.01%	5/26/2028	CAD	29	27	20
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	11.01%	5/26/2026	CAD	2,462	1,834	1,741
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	11.01%	5/26/2028	CAD	55	44	39
Thrasio, LLC (7)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.65%	12/18/2026		$12,303	11,138	8,018
Retail Total								$13,417	$10,108	0.9%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,091
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.82%	7/10/2025		$7,830	7,748	7,036
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.82%	7/10/2025		$2,252	2,232	2,024
Avalon Acquiror, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	3/10/2028		$14,463	14,347	14,210
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.65%	3/10/2028		$5,042	4,901	4,895
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	7,944
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	11.80%	7/7/2028		£765	1,037	933
Caribou Bidco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25% (1.25% PIK)	11.43%	1/29/2029		£16	20	19
Caribou Bidco Limited (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	5.25% (1.25% PIK)	11.43%	1/29/2029		£8,070	10,811	9,845
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.31%	6/7/2028		$213	211	213
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	325
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	13.07%	6/1/2028		$1,515	1,501	1,496
Darcy Partners (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	(4)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	3,472
iBanFirst (6)(19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.95%	7/13/2028		€3,087	3,182	3,264
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.95%	7/13/2028		€89	93	94
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.95%	7/13/2028		€3,244	3,292	3,430
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	19,469
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.12%	1/31/2029		$20,000	19,728	20,000
ImageTrend (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(53)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00 (4.25% PIK)	12.06%	7/7/2028		£305	396	403
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00 (4.25% PIK)	12.06%	7/7/2028		£109	142	144
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	711

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
masLabor (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.90%	7/1/2027		$8,427	8,242	8,427
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,159
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028		£123	168	150
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	11.18%	7/15/2028		£39	50	43
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	2,234
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	11.19%	7/15/2028		£125	170	145
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	3/3/2027		$1,037	1,023	1,037
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2026		$—	(60)	—
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.32%	11/23/2028		$12,540	12,352	12,415
Smartronix (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(93)	(63)
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	12.32%	2/17/2026		€6,650	7,959	7,031
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	12.32%	2/17/2026		€155	180	164
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.67%	12/23/2026		$25,864	25,852	25,864
TEI Holdings Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2025		$—	(40)	—
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	11.14%	11/19/2027		$1,428	1,405	1,414
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.94%	11/19/2027		$965	915	933
Services: Business Total								$157,085	$165,967	14.7%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	660
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.17%	12/21/2026		$11,933	11,789	11,933
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.29%	12/21/2026		$1,737	1,680	1,737
Surrey Bidco Limited (6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	11.46%	5/11/2026		£57	66	52
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.24%	7/12/2024	AUD	206	143	133
Services: Consumer Total								$14,476	$14,515	1.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	3,822	3,851	4,915
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—	124	1	—
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—	177	2	—
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	4.00% (4.00% PIK)	14.49%	3/22/2026	$32,344	32,179	32,344
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.42%	7/17/2028	$12,185	11,977	12,185
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.42%	7/17/2028	$5,182	5,065	5,182
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.43%	7/17/2028	$1,318	1,273	1,318
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,089
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.39%	2/28/2029	$18,855	18,673	18,384
Taoglas (2)(3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(91)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.39%	2/28/2029	$587	587	553
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.39%	2/28/2029	$454	441	443
Telecommunications Total							$76,308	$77,322	6.8%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	5/5/2025	$2,380	2,363	2,380
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	P	5.25%	13.50%	5/5/2025	$2,668	2,657	2,668
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	P	4.75%	13.00%	5/5/2025	$5,867	5,836	5,867
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$21,785	21,637	21,785
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.41%	5/5/2025	$980	891	980
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	683
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	575
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	753
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	10	792	985
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	9/30/2024	$3,790	3,730	3,790
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	10.02%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.42%	12/16/2028	$12,158	11,827	12,158
Gulf Winds International (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/16/2028	$—	(138)	—
Omni Intermediate (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.42%	11/23/2026	$1,162	1,155	1,162
Omni Intermediate (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.00%	12.50%	11/30/2026	$183	183	183
Omni Intermediate (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.42%	11/23/2026	$504	507	507
Omni Intermediate (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.54%	12/30/2027	$8,770	8,748	8,858
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	2,583
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$12,158	11,827	12,158
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.72%	12/29/2028	$267	152	267
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.72%	12/29/2028	$1,726	1,627	1,726
Transportation: Cargo Total							$77,160	$80,584	7.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	5/1/2029	$15,445	15,145	15,290
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	5/1/2029	$845	845	845
Toro Private Investments II, L.P. (6)(18)	First Lien Senior Secured Loan	SOFR	8.50%	13.89%	5/29/2026	$7,219	6,082	3,718
Toro Private Investments II, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3,090	3,090	—
Toro Private Investments ll, L.P. (15)	First Lien Senior Secured Loan	SOFR	7.00%	12.65%	2/28/2025	$421	419	401
Transportation: Consumer Total							$25,581	$20,254	1.8%

Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$14,248	14,054	13,144
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.17%	7/6/2028	$2,018	1,986	1,862
Abracon Group Holding, LLC. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/6/2028	$—	(32)	(172)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.17%	8/28/2024	$13,956	13,899	13,956
Aramsco, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.17%	8/28/2024	$1,355	1,336	1,355
Armor Group, LP (14)(19)(25)	Equity Interest	—	—	—	—	10	1,012	2,204
SureWerx (3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(27)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.15%	12/29/2028	$617	593	617
Wholesale Total							$32,821	$32,966	2.9%
Non-Controlled/Non-Affiliate Investments Total							$1,701,847	$1,666,594	147.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	6,583
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.83%	9/24/2031	AUD	7,072	5,308	4,551
Aerospace & Defense Total								$9,150	$11,134	1.0%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	14,187
Beverage, Food & Tobacco Total								$6,732	$14,187	1.3%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	3,131
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.75% PIK	12.18%	3/31/2027		$5,688	5,688	5,688
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.75% PIK	11.68%	3/31/2027		$3,182	3,182	3,182
Walker Edison (3)(10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.75% PIK	12.17%	3/31/2027		$166	166	166
Consumer Goods: Durable Total								$14,628	$12,167	1.1%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		38,505	11,777	34,293
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	12.65%	9/3/2025		$9,179	9,178	9,179
Energy: Oil & Gas Total								$20,956	$43,472	3.8%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products	—	—	—	10/20/2030		25,635	24,050	23,069
FIRE: Finance Total								$24,050	$23,069	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest	—	—	—	—		68	—	13,039
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	12.04%	10/2/2025		$59,642	59,642	59,642
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	12.04%	10/2/2025		$3,482	3,482	3,482
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	12.04%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	12.04%	10/2/2025		$1,773	1,773	1,773
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.54%	10/2/2025		$4,575	4,575	4,575
Transportation: Consumer Total								$74,515	$87,554	7.7%
Non-Controlled/Affiliate Investments Total								$150,031	$191,583	16.9%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,892
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,115	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	6/2/2024	$8,013	8,013	6,621
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	90,450	90,450	89,954
Aerospace & Defense Total							$111,441	$107,467	9.5%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	810	810
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	10	10,125	10,125
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$10,935	$10,935	1.0%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$115,995	115,995	115,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(990)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	2,014
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.55%	2/22/2028	$186,979	186,978	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	62,337	59,365	65,249
Investment Vehicles Total							$367,942	$369,247	32.5%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	34,899	35,210	44,372
Transportation: Cargo Total							$35,210	$44,372	3.9%
Controlled Affiliate Investments Total							$525,528	$532,021	46.9%
Investments Total							$2,377,406	$2,390,198	211.0%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents	—	—	5.24%	—	$52,491	52,491	52,491
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	5.24%	—	$15,692	15,692	15,692
Cash Equivalents Total							$68,183	$68,183	6.1%
Investments and Cash Equivalents Total							$2,445,589	$2,458,381	217.1%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 1,962	AUSTRALIAN DOLLARS 3,000	Bank of New York Mellon	11/10/2023	$24
US DOLLARS 121	EURO 0	Bank of New York Mellon	11/15/2023	(121)
US DOLLARS 5,178	POUND STERLING 2,375	Bank of New York Mellon	11/17/2023	2,279
US DOLLARS 78	EURO 0	Bank of New York Mellon	1/18/2024	78
US DOLLARS 2,260	EURO 1,720	Bank of New York Mellon	1/24/2024	429
US DOLLARS 1,082	NORWEGIAN KRONE 2,060	Citibank	1/26/2024	888
US DOLLARS 5,068	EURO 4,610	Bank of New York Mellon	2/7/2024	156
US DOLLARS 9,711	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	3/5/2024	643
US DOLLARS 11,436	POUND STERLING 9,440	Bank of New York Mellon	3/5/2024	(95)
US DOLLARS 54,490	EURO 50,480	Bank of New York Mellon	3/5/2024	647
US DOLLARS 4,896	CANADIAN DOLLAR 6,610	Bank of New York Mellon	3/5/2024	(4)
US DOLLARS 2,054	POUND STERLING 1,710	Bank of New York Mellon	3/15/2024	(35)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	189
US DOLLARS 3,951	POUND STERLING 3,150	Bank of New York Mellon	6/21/2024	102
US DOLLARS 4,704	POUND STERLING 3,570	Bank of New York Mellon	6/24/2024	360
US DOLLARS 10,866	POUND STERLING 8,950	Citibank	6/24/2024	(70)
US DOLLARS 10,567	POUND STERLING 8,290	Bank of New York Mellon	8/5/2024	437
US DOLLARS 33,662	POUND STERLING 27,860	Citibank	1/9/2025	(382)
US DOLLARS 98	EURO 90	Bank of New York Mellon	1/9/2025	1
US DOLLARS 4,186	POUND STERLING 3,430	Bank of New York Mellon	6/10/2025	(3)
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	83
US DOLLARS 5,371	EURO 5,000	Bank of New York Mellon	6/13/2025	(74)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	322
				$5,854

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets (in thousands) of $1,132,519 as of September 30, 2023.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 29.32% of the Company’s total assets.
(7)
Loan was on non-accrual status as of September 30, 2023.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian dollar, CAD represents Canadian dollar and DKK represents Danish krone.
(10)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s outstanding voting securities.
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
(22)
Tick mark not used
(23)
Tick mark not used
(24)
Tick mark not used
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $425,238 or 37.55% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
Armor Group, LP	8/28/2018
Bain Capital Senior Loan Program, LLC	12/27/2021
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019

Investment	Acquisition Date
Fineline Technologies, Inc.	2/22/2021
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Assets or a portion thereof are pledged as collateral for the BCSF Complete Financing Solution Holdco LLC. See Note 6 "Debt".
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)
Cash equivalents include $12,808 of restricted cash.
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
(4)
Percentages are based on the Company’s net assets (in thousands) of $1,116,391 as of December 31, 2022.
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
(10)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s outstanding voting securities.
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

(Unaudited)

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, there were four loans from three issuers on non-accrual. As of December 31, 2022, there were five loans from three issuers placed on non-accrual status.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2023 and 2022 we recorded an expense of $0.6 million and $0.0 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2023 and 2022 we recorded an expense of $1.9 million and $0.0 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for federal income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2023. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2023, the tax years that remain subject to examination are from 2019 forward.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The guidance is effective for interim and annual periods beginning after December 15, 2022. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2023 (with corresponding percentage of total portfolio investments):

	As of September 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,573,347	66.3%	$1,531,270	64.0%
Second Lien Senior Secured Loan	87,884	3.7	85,286	3.6
Subordinated Debt	44,915	1.9	45,430	1.9
Structured Products	24,050	1.0	23,069	1.0
Preferred Equity	69,270	2.9	105,601	4.4
Equity Interest	209,518	8.8	229,791	9.6
Warrants	480	0.0	504	0.0
Subordinated Note Investment Vehicles (1)	302,973	12.7	302,974	12.7
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(990)	0.0
Equity Interest Investment Vehicles (1)	64,959	2.7	67,263	2.8
Total	$2,377,406	100.0%	$2,390,198	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2023 (with corresponding percentage of total portfolio investments):

	As of September 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,056,029	86.6%	$2,054,594	86.1%
Cayman Islands	125,660	5.4	134,326	5.6
United Kingdom	60,456	2.5	58,011	2.4
Belgium	39,183	1.6	51,122	2.1
Australia	29,675	1.2	32,044	1.3
Germany	24,666	1.0	22,466	0.9
Ireland	19,294	0.8	19,045	0.8
Luxembourg	14,221	0.6	10,913	0.5
Canada	7,632	0.3	7,133	0.3
Guernsey	404	0.0	394	0.0
Sweden	186	0.0	150	0.0
Total	$2,377,406	100.0%	$2,390,198	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2023 (with corresponding percentage of total portfolio investments):

	As of September 30, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$367,942	15.4%	$369,247	15.5%
Aerospace & Defense	348,047	14.6	334,556	14.1
High Tech Industries	246,448	10.4	244,939	10.2
Services: Business	157,085	6.6	165,967	6.9
Transportation: Cargo	112,370	4.7	124,956	5.2
Consumer Goods: Non-Durable	127,472	5.4	124,440	5.2
Transportation: Consumer	100,096	4.2	107,808	4.5
Healthcare & Pharmaceuticals	110,813	4.7	107,428	4.5
Construction & Building	78,562	3.3	79,119	3.3
Automotive	76,967	3.2	77,835	3.3
Consumer Goods: Durable	90,461	3.8	77,560	3.2
Telecommunications	76,308	3.2	77,322	3.2
Energy: Oil & Gas	52,942	2.2	75,588	3.2
FIRE: Finance (1)	60,808	2.6	59,519	2.5
FIRE: Insurance (1)	57,791	2.4	57,346	2.4
Environmental Industries	40,349	1.7	41,369	1.7
Hotel, Gaming & Leisure	39,762	1.7	39,084	1.6
Beverage, Food & Tobacco	25,052	1.1	33,545	1.4
Wholesale	32,821	1.4	32,966	1.4
Capital Equipment	31,871	1.3	31,256	1.3
Media: Diversified & Production	36,619	1.5	28,272	1.2
Media: Advertising, Printing & Publishing	27,470	1.2	27,842	1.2
Chemicals, Plastics & Rubber	16,614	0.7	16,220	0.7
Containers, Packaging & Glass	16,298	0.7	15,899	0.7
Services: Consumer	14,476	0.6	14,515	0.6
Retail	13,417	0.6	10,108	0.4
Consumer goods: Wholesale	8,554	0.4	5,726	0.2
Banking, Finance, Insurance & Real Estate	5,557	0.2	5,583	0.2
Media: Broadcasting & Subscription	2,854	0.1	2,818	0.1
Media: Publishing	1,580	0.1	1,365	0.1
Total	$2,377,406	100.0%	$2,390,198	100.0%

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
International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon ("Pantheon"), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. As of September 30, 2023, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $65.2 million. As of December 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $62.6 million.

As of September 30, 2023, the Company had commitments with respect to equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $249.3 million in capital and has $0.0 million in unfunded capital contributions. As of September 30, 2023, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $103.9 million in capital and has $0.0 million in unfunded capital contributions.

As of December 31, 2022, the Company had commitments with respect to equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. The Company has contributed $249.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2022, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. Pantheon has contributed $103.9 million in capital and has $0.0 million in unfunded capital contributions.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $910.8 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of September 30, 2023, ISLP had $661.6 million in debt and equity investments, at fair value. As of December 31, 2022, ISLP had $707.7 million in debt and equity investments, at fair value.

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

On June 30, 2023, ISLP entered into the third amendment and restated credit agreement, which among other things, replaced LIBOR with Term SOFR and consolidated Tranche A and Tranche B, with a size of $500.0 million.

On September 11, 2023, ISLP entered into the fourth amended and restated credit agreement, which among other things, extended the maturity to February 9, 2027, modified concentration limitations and changed the interest rate to SOFR (or an alternative risk-free interest rate index) plus 246 basis points.

As of September 30, 2023, the ISLP Credit Facility had $333.3 million of outstanding debt under the credit facility. As of December 31, 2022 the ISLP Credit Facility had $375.3 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 6.4%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 3.3%.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2023	December 31, 2022
Total investments	$661,558	$707,683
Weighted average yield on investments	11.1%	9.3%
Number of borrowers in ISLP	37	38
Largest portfolio company investment	$45,998	$46,687
Total of five largest portfolio company investments	$195,469	$197,270
Unfunded commitments	$12,564	$14,212

Below is a listing of ISLP’s individual investments as of September 30, 2023:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2023

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.83%	9/24/2031	AUD	14,144	9,830	9,101
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	13,167
Aerospace & Defense Total								$16,945	$22,268	24.7%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.50%	10.37%	9/30/2026	AUD	7,660	4,937	4,929
FIRE: Finance Total								$4,937	$4,929	5.5%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.41%	4/28/2025	AUD	4,169	3,294	2,683
Healthcare & Pharmaceuticals Total								$3,294	$2,683	3.0%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)(26)	First Lien Senior Secured Loan	BBSY	7.00% (1.00% PIK)	11.11%	4/30/2026	AUD	9,730	7,040	6,261
Media: Advertising, Printing & Publishing Total								$7,040	$6,261	7.0%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.24%	7/12/2024	AUD	20,415	16,109	13,137
Services: Consumer Total								$16,109	$13,137	14.5%

Australian Dollar Total								$48,325	$49,278	54.7%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/24/2029		£6,050	7,045	7,380
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	6/24/2029		£6,590	8,094	7,936
Environmental Industries Total								$15,139	$15,316	17.0%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.93%	5/11/2029		£29,070	35,233	35,462
FIRE: Finance Total								$35,233	$35,462	39.4%

FIRE: Insurance
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	10.54%	11/26/2028		£6,346	8,019	7,853
FIRE: Insurance Total								$8,019	$7,853	8.7%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£262	314	320
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	11.93%	4/27/2026		£12,013	16,916	14,654
Healthcare & Pharmaceuticals Total								$17,230	$14,974	16.6%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	10.19%	6/4/2029	£7,880	9,095	9,613
High Tech Industries Total							$9,095	$9,613	10.7%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.80%	9/2/2029	£5,172	6,073	5,821
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.18%	6/29/2029	£13,160	15,189	15,412
Media: Publishing Total							$21,262	$21,233	23.6%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	11.80%	7/7/2028	£23,538	31,807	28,714
Caribou Bidco Limited (18)(19)(26)	First Lien Senior Secured Loan	SONIA	5.25% (1.25% PIK)	11.43%	1/29/2029	£19,500	24,178	23,788
Caribou Bidco Limited (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25% (1.25% PIK)	11.43%	1/29/2029	£1,576	1,954	1,923
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	12.06%	7/7/2028	£5,169	6,830	6,830
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	12.06%	7/7/2028	£7,192	9,502	9,502
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028	£12,151	16,422	14,823
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	11.19%	7/15/2028	£12,395	16,718	14,364
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	11.18%	7/15/2028	£3,825	5,094	4,266
Services: Business Total							$112,505	$104,210	115.8%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	11.46%	5/11/2026	£5,660	7,200	5,178
Services: Consumer Total							$7,200	$5,178	5.8%

British Pound Total							$225,683	$213,839	237.6%

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.75%	4/30/2026	CAD	6,746	5,356	4,969
9 Story Media Group Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2026	CAD	—	—	—
Media: Diversified & Production Total								$5,356	$4,969	5.5%

Retail
New Look Vision Group (18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	5/26/2028	CAD	17,739	14,540	12,543
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	11.01%	5/26/2028	CAD	1,195	929	843
New Look Vision Group (18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	11.01%	5/26/2028	CAD	2,289	1,640	1,618
Retail Total								$17,109	$15,004	16.7%

Canadian Dollar Total								$22,465	$19,973	22.2%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.90%	3/10/2025	DKK	56,429	9,231	8,001
High Tech Industries Total								$9,231	$8,001	8.9%

Danish Krone Total								$9,231	$8,001	8.9%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.41%	12/22/2027		€9,306	9,395	9,544
Chemicals, Plastics & Rubber Total								$9,395	$9,544	10.6%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.97%	6/24/2029		€2,440	2,475	2,580
Environmental Industries Total								$2,475	$2,580	2.9%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.50%	2/1/2029		€12,000	12,967	12,561
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.21%	11/26/2028		€3,178	3,367	3,360
FIRE: Insurance Total								$16,334	$15,921	17.7%

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	11.14%	5/28/2026		€13,052	15,780	13,420
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/28/2026		€22,244	26,906	22,871
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.66%	10/25/2028		€13,492	15,012	14,265
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.66%	10/25/2028		€1,266	1,331	1,339
Healthcare & Pharmaceuticals Total								$59,029	$51,895	57.6%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030		€5,000	5,319	5,287
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.03%	5/13/2029		€8,250	8,340	8,287
High Tech Industries Total								$13,659	$13,574	15.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.28%	8/31/2028		€2,619	2,951	2,769
Media: Broadcasting & Subscription Total								$2,951	$2,769	3.1%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.03%	4/30/2026		€3,636	4,424	3,845
Aptus 1724 Gmbh (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.80%	2/23/2028		€35,000	41,281	36,173
Media: Diversified & Production Total								$45,705	$40,018	44.5%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.95%	7/13/2028		€11,884	13,397	12,565
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	12.32%	2/17/2026		€30,900	35,472	32,671
Services: Business Total								$48,869	$45,236	50.2%

European Currency Total								$198,417	$181,537	201.7%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.51%	3/10/2025	NOK	73,280	8,651	6,851
High Tech Industries Total								$8,651	$6,851	7.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	9.98%	7/15/2029	NOK	174,360	16,601	16,301
Services: Business Total								$16,601	$16,301	18.1%

Norwegian Krone Total								$25,252	$23,152	25.7%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.50%	11.08%	5/12/2028	$9,653	9,586	9,653
Automotive Total							$9,586	$9,653	10.7%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.43%	12/22/2027	$23,339	23,339	22,639
Chemicals, Plastics & Rubber Total							$23,339	$22,639	25.1%

Consumer Goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.99%	2/25/2025	$15,755	15,755	15,755
Consumer Goods: Non-durable Total							$15,755	$15,755	17.5%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.56%	3/31/2028	$5,000	4,941	5,000
Consumer Goods: Durable Total							$4,941	$5,000	5.6%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	12/9/2029	$11,800	11,585	11,800
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.81%	5/13/2029	$16,450	16,310	15,627
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.81%	5/13/2029	$8,550	8,477	8,123
High Tech Industries Total							$36,372	$35,550	39.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.76%	11.06%	8/31/2028	$23,907	23,753	23,907
Media: Broadcasting and Subscription Total							$23,753	$23,907	26.6%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	11.90%	2/23/2028	$10,000	9,950	9,825
Media: Diversified & Production Total							$9,950	$9,825	10.9%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	3/10/2028	$11,850	11,760	11,642
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.31%	6/7/2028	$21,081	20,934	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.32%	11/23/2028	$10,835	10,727	10,726
Services: Business Total							$43,421	$43,449	48.2%

U.S. Dollar Total							$167,117	$165,778	184.1%

Total							$696,490	$661,558	734.9%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/18/2024	$164
EURO 477	AUSTRALIAN DOLLARS 785	Morgan Stanley	01/17/2024	(1)
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	82
US DOLLARS 1,837	AUSTRALIAN DOLLARS 2,735	Morgan Stanley	01/17/2024	66
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	784
EURO 259	BRITISH POUNDS 225	Morgan Stanley	01/24/2024	1
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(73)
EURO 706	BRITISH POUNDS 610	Morgan Stanley	11/28/2023	5
BRITISH POUNDS 1,630	US DOLLARS 2,090	Morgan Stanley	11/28/2023	(100)
US DOLLARS 1,795	BRITISH POUNDS 1,410	Morgan Stanley	01/24/2024	73
US DOLLARS 311	BRITISH POUNDS 250	Morgan Stanley	02/13/2024	6
US DOLLARS 1,199	BRITISH POUNDS 960	Morgan Stanley	02/14/2024	27
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(40)
US DOLLARS 3,187	BRITISH POUNDS 2,540	Morgan Stanley	11/28/2023	87
EURO 426	CANADIAN DOLLARS 619	Morgan Stanley	03/25/2024	(5)
US DOLLARS 1,778	CANADIAN DOLLARS 2,400	Morgan Stanley	03/25/2024	(1)
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	(44)
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(14)
US DOLLARS 960	EURO 890	Morgan Stanley	01/17/2024	12
US DOLLARS 604	EURO 560	Morgan Stanley	02/13/2024	7
US DOLLARS 818	EURO 755	Morgan Stanley	02/14/2024	13
US DOLLARS 1,616	EURO 1,470	Morgan Stanley	11/15/2023	57
EURO 889	AUSTRALIAN DOLLARS 1,400	Standard Chartered	01/17/2024	39
EURO 1,803	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2024	65
US DOLLARS 3,774	AUSTRALIAN DOLLARS 5,435	Standard Chartered	01/17/2024	253
US DOLLARS 1,395	AUSTRALIAN DOLLARS 2,040	Standard Chartered	01/17/2024	74
US DOLLARS 7,048	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2024	(188)
EURO 4,582	BRITISH POUNDS 4,130	Standard Chartered	07/18/2024	(129)
EURO 818	BRITISH POUNDS 710	Standard Chartered	12/19/2023	3
US DOLLARS 1,484	BRITISH POUNDS 1,140	Standard Chartered	01/17/2024	92
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(26)
US DOLLARS 4,601	BRITISH POUNDS 3,690	Standard Chartered	12/19/2023	96
EURO 321	CANADIAN DOLLARS 480	Standard Chartered	07/18/2024	(13)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2024	10
EURO 919	DANISH KRONE 6,844	Standard Chartered	07/18/2024	(1)
US DOLLARS 3,988	DANISH KRONE 26,496	Standard Chartered	07/18/2024	164
EURO 824	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2024	(17)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	(251)
EURO 18,034	US DOLLARS 20,330	Standard Chartered	07/18/2024	(976)
US DOLLARS 2,580	EURO 2,340	Standard Chartered	07/18/2024	68
EURO 2,285	US DOLLARS 2,504	Standard Chartered	01/17/2024	(72)
EURO 940	US DOLLARS 1,042	Standard Chartered	07/18/2024	(33)
EURO 3,120	US DOLLARS 3,521	Standard Chartered	07/18/2024	(173)
US DOLLARS 4,132	EURO 3,730	Standard Chartered	01/17/2024	162
US DOLLARS 24,515	EURO 22,640	Standard Chartered	01/17/2024	419
US DOLLARS 29,878	EURO 29,700	Standard Chartered	07/18/2024	(1,996)
US DOLLARS 3,566	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2024	77
				$(1,247)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4)
Percentages are based on the ISLP's net assets (in thousands) of $90,018 as of September 30, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of September 30, 2023.
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

Below is a listing of ISLP’s individual investments as of December 31, 2022:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	14,144	9,830	9,636
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—		10,238	7,115	10,620
Aerospace & Defense Total								$16,945	$20,256	23.2%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.06%	9/30/2026	AUD	7,660	4,902	5,219
FIRE: Finance Total								$4,902	$5,219	6.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,292	2,841
Healthcare & Pharmaceuticals Total								$3,292	$2,841	3.3%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	10.07%	4/30/2026	AUD	9,658	6,963	6,580
Media: Advertising, Printing & Publishing Total								$6,963	$6,580	7.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	20,415	16,084	13,909
Services: Consumer Total								$16,084	$13,909	16.0%

Australian Dollar Total								$48,186	$48,805	56.1%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£6,050	7,045	7,310
Environmental Industries Total								$7,045	$7,310	8.4%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£32,300	39,084	39,028
FIRE: Finance Total								$39,084	$39,028	44.8%

Healthcare & Pharmaceuticals
Datix Bidco Limited (19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£963	1,086	1,163
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,515
Healthcare & Pharmaceuticals Total								$18,002	$15,678	18.0%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£7,880	9,084	9,521
High Tech Industries Total							$9,084	$9,521	10.9%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025	£8,753	12,316	10,576
Media: Diversified & Production Total							$12,316	$10,576	12.2%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029	£5,172	6,022	6,249
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR+	6.25%	8.53%	6/29/2029	£13,160	15,170	15,901
Media: Publishing Total							$21,192	$22,150	25.5%

Services: Business
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029	£1,576	1,952	1,905
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029	£19,500	24,151	23,562
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	5.29%	9/30/2024	£7,362	9,711	6,173
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028	£22,066	29,929	26,661
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£4,812	6,424	5,815
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£6,695	8,934	8,090
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028	£12,151	16,379	14,682
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028	£3,825	5,089	4,423
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028	£12,395	16,675	14,602
Services: Business Total							$119,244	$105,913	121.7%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026	£5,353	7,215	4,527
Services: Consumer Total							$7,215	$4,527	5.2%

British Pound Total							$233,182	$214,703	246.7%

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	6,798	5,397	5,016
Media: Diversified & Production Total								$5,397	$5,016	5.8%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.38%	5/26/2028	CAD	17,875	14,631	12,660
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	2,306	1,650	1,633
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	1,198	934	746
Retail Total								$17,215	$15,039	17.3%

Canadian Dollar Total								$22,612	$20,055	23.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	56,429	9,231	8,122
High Tech Industries Total								$9,231	$8,122	9.3%

Danish Krone Total								$9,231	$8,122	9.3%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,425	9,637
Chemicals, Plastics, & Rubber Total								$9,425	$9,637	11.1%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€2,440	2,475	2,612
Environmental Industries Total								$2,475	$2,612	3.0%

FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€21,335	24,551	22,839
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€9,900	9,941	10,598
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€3,178	3,367	3,402
FIRE: Insurance Total								$37,859	$36,839	42.3%

				Interest	Maturity	Principal /			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€12,999	15,705	13,638
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,873	23,335
Pharmathen (19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,973	14,299
Pharmathen (3)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	8.48%	10/25/2028		€778	791	806
Healthcare & Pharmaceuticals Total								$58,342	$52,078	59.8%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€8,250	8,330	8,832
High Tech Industries Total								$8,330	$8,832	10.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€2,619	2,951	2,804
Media: Broadcasting & Subscription Total								$2,951	$2,804	3.2%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€3,665	4,458	3,923
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,137	36,812
Media: Diversified & Production Total								$45,595	$40,735	46.9%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€10,856	12,258	11,622
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€30,900	35,419	33,078
Services: Business Total								$47,677	$44,700	51.4%

European Currency Total								$212,654	$198,237	227.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	73,280	8,651	7,475
High Tech Industries Total								$8,651	$7,475	8.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	48,840	4,810	4,982
Services: Business Total								$4,810	$4,982	5.7%

Norwegian Krone Total								$13,461	$12,457	14.3%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,575	9,653
Automotive Total							$9,575	$9,653	11.1%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$23,516	23,516	22,634
Chemicals, Plastics & Rubber Total							$23,516	$22,634	26.0%

Consumer goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$15,878	15,878	15,878
Consumer goods: Non-durable Total							$15,878	$15,878	18.2%

Consumer goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,932	5,000
Consumer goods: Durable Total							$4,932	$5,000	5.7%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	L	4.75%	8.92%	6/21/2026	$14,086	14,035	13,453
Healthcare & Pharmaceuticals Total							$14,035	$13,453	15.5%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$34,016	34,016	34,016
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$16,450	16,292	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$8,550	8,468	8,550
High Tech Industries Total							$58,776	$59,016	67.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028	$23,907	23,729	23,907
Media: Broadcasting and Subscription Total							$23,729	$23,907	27.5%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028	$10,000	9,941	9,875
Media: Diversified & Production Total							$9,941	$9,875	11.3%

				Interest	Maturity	Principal /		Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$11,940	11,833	11,821
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028	$23,423	23,234	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$10,917	10,795	10,644
Services: Business Total							$45,862	$45,888	52.7%

U.S. Dollar Total							$206,244	$205,304	235.9%

Total							$745,570	$707,683	813.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 1,827	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	1/18/2023	$3
EURO 3,201	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	3/15/2023	45
EURO 756	CANADIAN DOLLARS 1,029	Standard Chartered	1/18/2023	49
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	41
EURO 889	DANISH KRONE 6,612	Standard Chartered	1/18/2023	—
EURO 796	BRITISH POUNDS 710	Standard Chartered	6/14/2023	2
EURO 2,045	BRITISH POUNDS 1,800	Morgan Stanley	2/17/2023	22
EURO 4,740	BRITISH POUNDS 4,130	Morgan Stanley	1/18/2023	95
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	41
EURO 823	NORWEGIAN KRONE 8,589	Standard Chartered	1/18/2023	7
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	98
EURO 2,009	US DOLLARS 2,035	Morgan Stanley	1/18/2023	111
EURO 940	US DOLLARS 952	Morgan Stanley	1/18/2023	52
EURO 24,252	US DOLLARS 24,060	Standard Chartered	1/18/2023	1,856
EURO 8,460	US DOLLARS 8,330	Morgan Stanley	1/9/2023	706
AUSTRALIAN DOLLARS 4,980	US DOLLARS 3,394	Morgan Stanley	2/17/2023	(5)
CANADIAN DOLLARS 2,610	US DOLLARS 1,923	Standard Chartered	1/18/2023	5
US DOLLARS 7,014	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	1/18/2023	(533)
US DOLLARS 16,512	AUSTRALIAN DOLLARS 24,280	Morgan Stanley	2/17/2023	4
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	(14)
US DOLLARS 2,902	CANADIAN DOLLARS 3,981	Standard Chartered	1/18/2023	(38)
US DOLLARS 3,412	DANISH KRONE 25,600	Standard Chartered	1/18/2023	(267)
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(416)
US DOLLARS 29,446	EURO 29,700	Morgan Stanley	1/18/2023	(2,291)
US DOLLARS 940	EURO 954	Standard Chartered	1/18/2023	(80)
US DOLLARS 21,972	EURO 20,740	Standard Chartered	3/9/2023	(274)
US DOLLARS 1,585	EURO 1,488	Standard Chartered	1/18/2023	(5)
US DOLLARS 1,194	EURO 1,120	Standard Chartered	3/9/2023	(7)
US DOLLARS 6,411	BRITISH POUNDS 5,650	Morgan Stanley	2/17/2023	(393)
US DOLLARS 18,142	BRITISH POUNDS 15,997	Goldman Sachs	1/18/2023	(1,111)
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	(68)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Standard Chartered	6/14/2023	4
US DOLLARS 885	BRITISH POUNDS 720	Standard Chartered	3/15/2023	18
US DOLLARS 3,160	NORWEGIAN KRONE 33,250	Standard Chartered	1/18/2023	(217)
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
(4)
Percentages are based on the ISLP's net assets (in thousands) of $87,029 as of December 31, 2022.
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
(27)
Tick mark not used
(28)
Tick mark not used
(29)
Tick mark not used
(30)
Tick mark not used
(31)
Tick mark not used
(32)
Loan includes interest rate floor of 1.50%.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2023	December 31, 2022
Investments at fair value (amortized cost of $696,490 and $745,570, respectively)	$661,558	$707,683
Cash and cash equivalents	8,317	12,242
Foreign cash (cost of $15,048 and $10,274, respectively)	14,675	10,279
Collateral on foreign currency exchange contracts	4,304	2,624
Capital contributions receivable	—	13,162
Deferred financing costs (net of accumulated amortization of $1,771 and $1,150, respectively)	3,410	2,759
Interest receivable on investments	11,249	7,617
Unrealized appreciation on forward currency contracts	1,104	1,053
Other receivable	—	59
Total assets	$704,617	$757,478

Debt	$333,313	$375,260
Subordinated notes payable to members	261,390	262,022
Payable for investments purchased	—	10,456
Interest payable on debt	5,230	3,785
Interest payable on subordinated notes	9,048	13,118
Unrealized depreciation on forward currency exchange contracts	2,351	3,613
Dividend payable	2,655	2,195
Accounts payable and accrued expenses	612	—
Total liabilities	$614,599	$670,449
Members’ equity	90,018	87,029
Total liabilities and members’ equity	$704,617	$757,478

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income	$18,965	$11,275	$54,314	$28,912
Total investment income	18,965	11,275	54,314	28,912

Expenses
Interest and debt financing expenses	6,500	3,485	18,189	7,249
Interest expense on members subordinated notes	9,046	5,745	26,203	14,072
General and administrative expenses	765	660	2,327	1,822
Total expenses	16,311	9,890	46,719	23,143
Net investment income	2,654	1,385	7,595	5,769

Net realized and unrealized gains (losses)
Net realized loss on investments	(1,967)	(525)	(5,124)	(2,420)
Net realized gain on foreign currency transactions	2,579	2,966	1,012	5,774
Net realized gain on forward contracts	77	4,894	95	7,030
Net unrealized gain on foreign currencies	9,454	21,883	1,869	41,380
Net change in unrealized appreciation on forward contracts	2,596	(587)	1,314	2,168
Net change in unrealized appreciation on investments	(16,065)	(31,496)	2,956	(64,466)
Net gain (loss) on investments	(3,326)	(2,865)	2,122	(10,534)
Net increase (decrease) in members’ equity resulting from operations	$(672)	$(1,480)	$9,717	$(4,765)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC ("SLP"), an unconsolidated joint venture. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of September 30, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.0) million and equity interests of $2.0 million. As of December 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.6) million and equity interests of $3.3 million.

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

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes (the “2018‑1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018‑1 Notes as of September 30, 2023:

				Interest Rate at
2018-1 Notes	Principal Amount	Spread above Index		September 30, 2023
Class A-1 A	$148,523	1.55	% + 3 Month SOFR	7.14%
Class A-1 B	32,460	1.80	% + 3 Month SOFR	7.39%
Class A-2	55,100	2.15	% + 3 Month SOFR	7.74%
Class B	29,300	3.00	% + 3 Month SOFR	8.59%
Class C	30,400	4.00	% + 3 Month SOFR	9.59%
Total 2018-1 Notes	$295,783

On August 24, 2022, SLP, through a wholly-owned subsidiary, entered into a $225.0 million senior secured revolving credit facility which bears interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility is August 24, 2025. As of December 31, 2022 the MM_22_2 Credit Facility had $113.7 million of outstanding debt under the credit facility. As of December 31, 2022, the effective rate on the MM_22_2 Credit Facility was 6.4% per annum. On August 9, 2023, the MM_22_2 Credit Facility was terminated.

On August 9, 2023, (the "2023-1 Closing Date"), SLP, through BCC Middle Market CLO 2023‑1 LLC (the “2023‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of the SLP, completed a $400.0 million term debt securitization (the "2023-1 CLO Transaction"). The Class A, B-1, B-2, C, D, and E 2023-1 notes issued in connection with the CLO Transaction (the "2023-1 Notes") are secured by a diversified portfolio of the 2023-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the "2023-1 Portfolio"). At the 2023-1 Closing Date, the 2023-1 Portfolio was comprised of assets transferred from the SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2023-1 CLO Transaction.

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of September 30, 2023:

				Interest Rate at
2023-1 Notes	Principal Amount	Spread above Index		September 30, 2023
Class A Notes	$234,000	2.55	% + SOFR	7.97%
Class B-1 Notes	29,000	3.80	% + SOFR	9.22%
Class B-2	9,000	7.50%		7.50%
Class C Notes	32,000	4.50	% + SOFR	9.97%
Class D Notes	24,000	6.65	% + SOFR	12.07%
Class E Notes	24,000	9.84	% + SOFR	15.26%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bears interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the “MM_23_3 Credit Facility”). The maturity date of the MM_23_3 Credit Facility is September 27, 2027. As of September 30, 2023 the MM_23_3 Credit Facility had $60 million of outstanding debt under the credit facility. As of September 30, 2023, the effective rate on the MM_23_3 Credit Facility was 8.2% per annum.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of September 30, 2023 was 7.3%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.3%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2023	December 31, 2022
Total investments	$826,495	$546,654
Weighted average yield on investments	11.8%	10.6%
Number of borrowers in SLP	60	48
Largest portfolio company investment	$32,365	$23,016
Total of five largest portfolio company investments	$148,285	$111,597
Unfunded commitments	$1,628	$1,838

Below is a listing of SLP’s individual investments as of September 30, 2023:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2023

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)(35)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.92%	6/30/2028	$31,404	31,025	31,404
Saturn Purchaser Corp. (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	10.92%	7/23/2029	$21,362	21,265	21,362
Whitcraft-Paradigm (18)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.32%	2/28/2029	$9,950	9,857	9,950
Aerospace & Defense Total							$62,147	$62,716	314.4%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	LIBOR	5.50%	11.08%	5/12/2028	$10,800	10,800	10,800
Gills Point S (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.38%	5/15/2029	$9,975	9,975	9,975
Intoxalock (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	11.92%	11/1/2028	$17,143	16,989	17,143
JHCC Holdings, LLC (34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	10.79%	9/9/2025	$8,268	8,186	8,268
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	9/9/2025	$16,488	16,331	16,488
Automotive Total							$62,281	$62,674	314.1%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.63%	11.05%	4/25/2028	$7,860	7,767	7,781
Banking, Finance, Insurance & Real Estate Total							$7,767	$7,781	39.0%

Chemicals, Plastics & Rubber
Hultec (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.79%	3/31/2029	$6,467	6,282	6,240
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.43%	12/22/2027	$20,166	20,066	19,561
Chemicals, Plastics & Rubber Total							$26,348	$25,801	129.3%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	10.47%	10/31/2025	$20,401	20,401	20,401
Construction & Building Total							$20,401	$20,401	102.3%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.92%	6/6/2024	$9,948	9,948	9,948
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.56%	3/31/2028	$5,000	4,924	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (6.25% PIK)	13.64%	10/13/2025	$10,382	9,745	8,124
Consumer Goods: Durable Total							$24,617	$23,072	115.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.26%	14.65%	8/22/2028	$5,486	5,486	5,486
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.99%	2/25/2025	$8,685	8,685	8,685
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	12.01%	12/15/2023	$10,552	10,552	10,077
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.04%	3/26/2026	$6,478	6,478	6,218
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	11.04%	3/26/2026	$6,270	6,270	6,019
Consumer Goods: Non-Durable Total							$37,471	$36,485	182.9%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.67%	4/27/2027	$5,636	5,568	4,903
Consumer Goods: Wholesale Total							$5,568	$4,903	24.6%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.00%	11.63%	12/29/2027	$22,877	22,687	22,190
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	10.22%	6/28/2028	$9,900	9,509	9,246
Containers, Packaging & Glass Total							$32,196	$31,436	157.6%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	7/2/2024	$19,616	19,616	19,616
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	LIBOR	5.00% (2.00% PIK)	12.65%	9/3/2025	$4,483	4,483	4,483
Energy: Oil & Gas Total							$24,099	$24,099	120.8%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.92%	12/23/2026	$2,117	2,117	2,075
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.92%	12/23/2026	$8,366	8,366	8,199
FIRE: Finance Total							$10,483	$10,274	51.5%

FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.29%	12/19/2024	$9,035	9,035	9,035
Margaux Acquisition Inc. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.29%	12/19/2024	$11,283	11,283	11,283
Simplicity (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.79%	12/2/2026	$19,900	19,349	19,403
FIRE: Insurance Total							$39,667	$39,721	199.1%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(18)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028	$10,692	10,607	10,692
CPS Group Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	3/3/2025	$19,653	19,617	19,653
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.99%	6/16/2028	$9,557	9,557	9,557
Healthcare & Pharmaceuticals Total							$39,781	$39,902	200.0%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	10.67%	4/1/2025	$66	66	66
AMI US Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.67%	4/1/2025	$2,791	2,791	2,791
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	10.67%	4/1/2025	$143	143	143
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.67%	4/1/2025	$6,042	6,042	6,042
Applitools (19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	5/25/2029	$10,688	10,596	10,474
Drilling Info Holdings, Inc (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.25%	9.67%	7/30/2025	$20,262	19,928	19,641
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	12/9/2029	$10,000	9,817	10,000
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.90%	3/6/2028	$33,539	33,163	32,365
Ventiv Holdco, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.50% PIK)	12.39%	9/3/2025	$9,840	9,840	9,741
High Tech Industries Total							$92,386	$91,263	457.4%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.94%	2/1/2027	$6,000	5,677	5,745
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029	$20,540	20,202	20,540
Pyramid Global Hospitality (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	1/19/2027	$15,920	15,503	15,920
Saltoun (12)(18)(19)	First Lien Senior Secured Loan	—	13.75%	13.75%	4/11/2028	$11,074	11,051	9,579
Hotel, Gaming & Leisure Total							$52,433	$51,784	259.6%

Retail
New Look (Delaware) Corporation (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	11.04%	5/26/2028	$9,579	9,232	9,196
Thrasio, LLC (7)(12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.65%	12/18/2026	$9,085	9,085	5,906
Retail Total							$18,317	$15,102	75.7%

Services: Business
Avalon Acquiror, Inc. (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.64%	3/10/2028	$32,465	32,198	31,896
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	3/3/2027	$19,712	19,712	19,712
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.32%	11/23/2028	$12,969	12,771	12,839
TEI Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.67%	12/23/2026	$19,082	19,082	19,082
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	11.14%	11/19/2027	$20,485	20,233	20,281
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.14%	11/19/2027	$4,804	4,713	4,756
AMCP Clean Acquisition Company, LLC (18)(35)	First Lien Senior Secured Loan	SOFR	4.40%	9.82%	7/10/2025	$8,297	7,672	7,455
AMCP Clean Acquisition Company, LLC (18)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.82%	7/10/2025	$1,651	1,526	1,483
Services: Business Total							$117,907	$117,504	589.0%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	9.64%	4/2/2029	$3,318	3,310	3,234
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.17%	12/21/2026	$27,584	27,520	27,584
Services: Consumer Total							$30,830	$30,818	154.5%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	10.42%	7/17/2028	$14,964	14,769	14,964
Taoglas (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.39%	2/28/2029	$9,950	9,857	9,701
Telecommunications Total							$24,626	$24,665	123.6%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.15%	5/5/2025	$20,533	20,533	20,533
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	10.02%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.50%	9.99%	9/30/2024	$3,428	3,428	3,428
Gulf Winds International (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.10%	12.42%	12/16/2028	$14,267	13,959	14,267
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	10.42%	11/23/2026	$7,177	7,177	7,177
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.54%	12/30/2027	$5,000	5,000	5,050
RoadOne (19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$6,987	6,798	6,987
Transportation: Cargo Total							$57,102	$57,649	288.9%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	5/1/2029	$19,950	19,374	19,751
Transportation: Consumer Total							$19,374	$19,751	98.9%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$11,882	11,688	10,961
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.17%	8/28/2024	$9,410	9,410	9,410
SureWerx (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	12.14%	12/28/2029	$8,323	8,133	8,323
Wholesale Total							$29,231	$28,694	143.8%

Total							$835,032	$826,495	4142.6%

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the SLP’s net assets (in thousands) of $19,951 as of September 30, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of September 30, 2023.
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
(33)
Tick mark not used
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is a listing of SLP’s individual investments as of December 31, 2022:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$22,515	22,059	22,177
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/23/2029	$12,000	11,886	12,000
Whitcraft LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$10,683	10,603	10,683
Aerospace & Defense Total							$44,548	$44,860	194.7%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$10,000	9,901	9,900
JHCC Holdings, LLC (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$7,521	7,521	7,351
Automotive Total							$28,222	$28,051	121.7%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.21%	4/25/2028	$7,939	7,830	7,820
Banking, Finance, Insurance & Real Estate Total							$7,830	$7,820	33.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$20,319	20,201	19,557
Chemicals, Plastics & Rubber Total							$20,201	$19,557	84.9%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$10,534	10,534	10,534
Construction & Building Total							$10,534	$10,534	45.7%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,913	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$9,976	9,097	7,806
Consumer Goods: Durable Total							$14,010	$12,806	55.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$8,753	8,753	8,753
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$10,637	10,637	10,584
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,527	6,526	6,136
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,319	6,319	5,940
Consumer Goods: Non-Durable Total							$38,235	$37,413	162.3%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,125	6,036	5,589
Consumer Goods: Wholesale Total							$6,036	$5,589	24.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$23,051	22,827	22,763
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$9,975	9,519	9,097
Containers, Packaging & Glass Total							$32,346	$31,860	138.2%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$9,771	9,771	9,771
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025	$4,416	4,416	4,416
Energy: Oil & Gas Total							$14,187	$14,187	61.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026	$2,133	2,133	2,069
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026	$8,431	8,431	8,178
FIRE: Finance Total							$10,564	$10,247	44.5%

FIRE: Insurance
Margaux Acquisition Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024	$10,451	10,451	10,451
FIRE: Insurance Total							$10,451	$10,451	45.4%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028	$10,692	10,594	10,692
CPS Group Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.48%	3/3/2025	$9,776	9,776	9,728
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028	$9,630	9,630	9,028
Healthcare & Pharmaceuticals Total							$30,000	$29,448	127.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(19)	First Lien Senior Secured Loan - Revolver				4/1/2024	—	—	—
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$8,903	8,903	8,903
Drilling Info Holdings, Inc (12)(18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$10,774	10,693	10,397
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$21,614	21,423	21,182
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025	$9,797	9,797	9,626
High Tech Industries Total							$50,816	$50,108	217.5%

				Interest	Maturity			Market	% of Members'
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027	$6,000	5,605	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.28%	3/30/2029	$20,696	20,309	20,696
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,419	10,393	10,106
Hotel, Gaming & Leisure Total							$36,307	$36,502	158.4%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023	$10,500	10,500	10,500
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026	$13,046	13,046	11,562
Retail Total							$23,546	$22,062	95.7%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$22,686	22,482	22,459
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$13,068	12,839	12,742
TEI Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026	$9,238	9,238	9,238
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027	$20,694	20,393	20,280
Services: Business Total							$85,752	$85,519	371.1%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	8.83%	4/2/2029	$3,344	3,334	3,291
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026	$23,016	23,016	23,016
Services: Consumer Total							$26,350	$26,307	114.2%

Telecommunications
Conterra Ultra Broadband Holdings, Inc. (15)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.18%	4/27/2027	$3,802	3,691	3,668
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028	$12,000	11,774	11,880
Telecommunications Total							$15,465	$15,548	67.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$10,668	10,668	10,668
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,463	3,463	3,463
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$7,232	7,232	7,232
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$5,000	5,000	5,000
Transportation: Cargo Total							$26,570	$26,570	115.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,970	11,745	11,731
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$9,484	9,484	9,484
Wholesale Total							$21,229	$21,215	92.1%

Total							$553,199	$546,654	2372.4%

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
(4)
Percentages are based on the SLP's net assets (in thousands) of $23,042 as of December 31, 2022.
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
(33)
Tick mark not used
(34)
Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 “Debt”.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2023	December 31, 2022
Investments at fair value (amortized cost of $835,032 and $553,199, respectively)	$826,495	$546,654
Cash	8,273	4,590
Restricted cash and cash equivalents	127,387	56,013
Prepaid expenses	4,837	5,190
Deferred financing costs	700	—
Interest receivable on investments	6,457	3,380
Other receivable	2,913	—
Total assets	$977,062	$615,827

Interest payable on debt	$9,331	$6,118
Interest payable on subordinated notes	5,929	2,607
Debt (net of unamortized debt issuance costs of $4,746 and $1,349, respectively)	703,037	478,051
Subordinated notes payable to members	232,000	102,000
Distributions payable	5,700	3,631
Accounts payable and accrued expenses	1,114	378
Total liabilities	$957,111	$592,785
Members’ equity (deficit)	(1,803)	860
Noncontrolling interests	21,754	22,182
Total members' equity	$19,951	$23,042
Total liabilities and members’ equity	$977,062	$615,827

Selected Statement of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income	$25,002	$10,202	$62,658	$20,013
Total investment income	25,002	10,202	62,658	20,013

Expenses
Interest and debt financing expenses	12,329	4,249	29,185	7,703
Interest expense on members subordinated notes	5,929	2,003	13,396	4,448
Professional fees and other expenses	1,164	881	2,896	1,351
Total expenses	19,422	7,133	45,477	13,502
Net investment income	5,580	3,069	17,181	6,511

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(952)	10	(879)	21
Net change in unrealized appreciation on investments	1,383	(2,225)	(1,992)	(6,267)
Net gain (loss) on investments	431	(2,215)	(2,871)	(6,246)
Net increase from operations	6,011	854	14,310	265
Less: net decrease attributable to noncontrolling interests	(1,055)	—	(3,517)	—
Net increase in partners' capital from operations	$4,956	$854	$10,793	$265

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$26,689	$1,504,581	$—	$1,531,270
Second Lien Senior Secured Loan	—	—	85,286	—	85,286
Subordinated Debt	—	—	45,430	—	45,430
Structured Products	—	—	23,069	—	23,069
Preferred Equity	—	—	105,601	—	105,601
Equity Interest	—	—	229,791	—	229,791
Warrants	—	—	504	—	504
Subordinated Note Investment Vehicles (1)	—	—	302,974	—	302,974
Preferred Equity Interest Investment Vehicles (1)	—	—	—	(990)	(990)
Equity Interest Investment Vehicles (1)	—	—	—	67,263	67,263
Total Investments	$—	$26,689	$2,297,236	$66,273	$2,390,198
Cash equivalents	$68,183	$—	$—	$—	$68,183
Forward currency exchange contracts (asset)	$—	$5,854	$—	$—	$5,854

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

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$76,619	$1,554,258	$—	$1,630,877
Second Lien Senior Secured Loans	—	—	93,950	—	93,950
Subordinated Debt	—	—	43,922	—	43,922
Structured Products	—	—	22,763	—	22,763
Preferred Equity	—	—	80,945	—	80,945
Equity Interests	—	—	210,689	—	210,689
Warrants	—	—	524	—	524
Subordinated Notes in Investment Vehicles (1)	—	—	237,974	—	237,974
Preferred Equity Interests in Investment Vehicles (1)	—	—	—	(644)	(644)
Equity Interests in Investment Vehicles (1)	—	—	—	65,977	65,977
Total Investments	$—	$76,619	$2,245,025	$65,333	$2,386,977
Cash equivalents	$63,394	$—	$—	$—	$63,394
Forward currency exchange contracts (asset)	$—	$62	$—	$—	$62
(1)
Includes debt and equity investments in ISLP and SLP.
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, our equity investment in ISLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2023	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Purchases of investments and other adjustments to cost (1)	518,006	19,846	—	65,000	—	12,164	—	—	615,016
Paid-in-kind interest income	14,045	—	182	—	—	—	1,064	—	15,291
Net accretion of discounts (amortization of premiums)	3,612	—	269	—	—	—	99	—	3,980
Principal repayments and sales of investments (1)	(562,129)	(207)	(9,873)	—	—	—	—	—	(572,209)
Net change in unrealized appreciation on investments	28,463	(520)	1,572	—	306	12,492	345	(20)	42,638
Net realized loss on investments	(59,194)	(17)	(814)	—	—	—	—	—	(60,025)
Transfers to Level 3	7,520	—	—	—	—	—	—	—	7,520
Balance as of September 30, 2023	$1,504,581	$229,791	$85,286	$302,974	$23,069	$105,601	$45,430	$504	$2,297,236
Change in unrealized appreciation attributable to investments still held at September 30, 2023	$(5,282)	$(355)	$446	$—	$306	$12,492	$345	$(20)	$7,932

(1)
Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the nine months ended September 30, 2023, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$—	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	1,216,791	43,346	15,478	112,537	24,051	15,328	22,881	478	1,450,890
Paid-in-kind interest	13,587	—	201	—	—	—	1,123	—	14,911
Net accretion of discounts (amortization of premiums)	3,880	—	350	—	—	—	113	—	4,343
Principal repayments and sales of investments (1)	(1,296,583)	(13,176)	(37,844)	—	—	(3,142)	—	—	(1,350,745)
Net change in unrealized appreciation on investments	(35,647)	25,348	(2,674)	—	(1,288)	12,300	(222)	(80)	(2,263)
Net realized gains (losses) on investments	(8,668)	3,327	(122)	—	—	2,468	—	—	(2,995)
Transfers out of Level 3	(47,672)	—	—	—	—		—	—	(47,672)
Transfers to Level 3	33,680	—	11,495	—	—	—	—	—	45,175
Balance as of December 31, 2022	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Change in unrealized appreciation attributable to investments still held at December 31, 2022	$(34,232)	$26,797	$(2,849)	$—	$(1,288)	$13,618	$(222)	$(80)	$1,744

(1)
Includes reorganizations and restructuring of investments and the impact of the SLP transaction.
(2)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the quarter in which transfers occur. For the twelve months ended December 31, 2022, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the twelve months ended December 31, 2022, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2023 were as follows:

	As of September 30, 2023
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,237,858	Discounted cash flows	Comparative Yields	5.9%		—	26.8%		(12.8%)
First Lien Senior Secured Loans	112,368	Comparable company multiple	EBITDA Multiple	0.5	x	—	21.0	x	(10.2x)
First Lien Senior Secured Loans	74,515	Comparable company multiple	EBITDA Multiple				8.0	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
First Lien Senior Secured Loans	9,036	Discounted cash flows	Discount Rate				15.2%
First Lien Senior Secured Loans	12,838	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	85,286	Discounted cash flows	Comparative Yields	12.9%		—	23.5%		(15.8%)
Subordinated Notes in Investment Vehicles	302,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	45,430	Discounted cash flows	Comparative Yields	13.2%		—	14.4%		(14.3%)
Structured Products	23,069	Discounted cash flows	Comparative Yields				15.0%
Equity Interests	137,457	Discounted cash flows	Discount Rate	13.4%		—	16.4%		(15.4%)
Equity Interests	67,586	Comparable company multiple	EBITDA Multiple	1.9	x	—	24.5	x	(11.6x)
Equity Interests	13,039	Comparable company multiple	EBITDA Multiple				8.0	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
Preferred equity	88,665	Comparable company multiple	EBITDA Multiple	1.9	x	—	21.0	x	(7.5x)
Preferred equity	4,989	Discounted cash flows	Comparative Yields				11.5%
Warrants	504	Comparable company multiple	EBITDA Multiple	8.0	x	—	21.0	x	(10.2x)
Total investments	$2,215,614

(1)
Included within the Level 3 assets of $2,297,236 is an amount of $81,622 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2023. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2023	December 31, 2022
2019-1 Debt	2	340,585	330,634
March 2026 Notes	2	267,750	259,769
October 2026 Notes	2	258,956	247,873
Sumitomo Credit Facility	3	426,000	443,000
Total Debt		$1,293,291	$1,281,276

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

For the three months ended September 30, 2023 and 2022, management fees were $9.1 million and $8.9 million, respectively. For the nine months ended September 30, 2023 and 2022, management fees were $27.2 million and $25.7 million, respectively. For the three months ended September 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended September 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the nine months ended September 30, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of September 30, 2023, and December 31, 2022, $9.1 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2023 and 2022, the Company incurred $3.0 million and $3.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended September 30, 2023 and 2022. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

For the nine months ended September 30, 2023 and 2022, the Company incurred $18.1 million and $10.4 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the nine months ended September 30, 2023 and 2022. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of September 30, 2023 and December 31, 2022, there was $3.0 million and $9.2 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2023 and December 31, 2022.

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

For the three months ended September 30, 2023 and 2022, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022 there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.4 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $0.8 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022 there were $0.4 million and $0.1 million in expenses related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities, respectively. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order the Company received from the SEC initially on August 23, 2016, as subsequently amended (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

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

Related Party Commitments

As of September 30, 2023 and December 31, 2022, the Advisor held 449,699.30 and 476,679.81 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at September 30, 2023 and December 31, 2022, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Investments during the nine months ended September 30, 2023 in which the portfolio company was an "affiliated person" (as defined in the 1940 Act) and/or an "affiliated person" that the Company is deemed to "control" (as defined in the 1940 Act) are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$14,581	$11	$—	$(405)	$—	$14,187	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,818	—	—	(267)	—	4,551	277	—
Ansett Aviation Training Equity Interest (1)	5,310	—	—	1,273	—	6,583	(159)	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,763	—	—	306	—	23,069	3,955	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	9,040	139	—	—	—	9,179	853	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	—	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	30,785	—	—	3,508	—	34,293	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	—	—	—	4,841	425	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	3,440	42	—	—	—	3,482	337	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	1,741	32	—	—	—	1,773	157	—
Direct Travel, Inc. First Lien Senior Secured Loan	58,721	921	—	—	—	59,642	6,106	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	4,125	450	—	—	—	4,575	423	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	19	—
Direct Travel, Inc. Equity Interest (1)	13,033	—	—	6	—	13,039	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	—	5,592	—	(2,461)	—	3,131	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan	—	5,688	—	—	—	5,688	372	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	—	3,182	—	—	—	3,182	235	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	—	166	—	—	—	166	7	—
Total Non-Controlled/affiliate investment	$173,400	$16,223	$—	$1,960	$—	$191,583	$13,007	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$50,995	$65,000	$—	$—	$—	$115,995	$6,662	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(644)	—	—	(346)	—	(990)	2,019	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	3,347	—	—	(1,333)	—	2,014	5,719	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,400	—	—	221	—	6,621	(1,010)	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest (1)	10,388	—	—	504	—	10,892	—	—
Gale Aviation (Offshore) Co, Equity Interest	91,326	—	—	(1,372)	—	89,954	9,190	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	62,630	—	—	2,619	—	65,249	4,744	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	186,979	—	—	—	—	186,979	18,668	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	810	—	—	—	810	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	—	10,125	—	—	—	10,125	—	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings Equity Interest (1)	27,209	9,635	—	7,528	—	44,372	—	—
Total Controlled affiliate investment	$438,630	$85,570	$—	$7,821	$—	$532,021	$45,992	$—
Total	$612,030	$101,793	$—	$9,781	$—	$723,604	$58,999	$—

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

(1) Non-income producing

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 182.2% and 180.0%, respectively.

The Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022 were as follows:

	As of September 30, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,196	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	297,237	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,837	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	426,000	426,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,378,500	$1,370,270	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. As of September 30, 2023, $14.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and year ended December 31, 2022 were 5.2% and 3.5%, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	426,000	—	—	426,000	—
Total Debt Obligations	$1,378,500	$—	$300,000	$726,000	$352,500

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

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the 2018-1 Issuer were as follows:

For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$—	$—
Amortization of deferred financing costs and upfront commitment fees	—	—
Total interest and debt financing expenses	$—	$—

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the 2018-1 Issuer were as follows:

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

On June 15, 2023, the Company entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest Rate at
2019-1 Debt	Principal Amount	Spread above Index		September 30, 2023
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	7.07%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	7.57%
Class B-R	15,000	2.60	% + 3 Month SOFR	8.17%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of September 30, 2023, there were 52 first lien and second lien senior secured loans with a total fair value of approximately $485.6 million and cash of $15.9 million securing the 2019-1 Debt. As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2023, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.3 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$6,433	$3,526
Amortization of deferred financing costs and upfront commitment fees	33	33
Total interest and debt financing expenses	$6,466	$3,559

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$18,038	$7,418
Amortization of deferred financing costs and upfront commitment fees	97	97
Total interest and debt financing expenses	$18,135	$7,515

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

For the three and nine months ended September 30, 2023 and 2022, the Revolving Advisor Loan did not incur any interest expense.

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

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$—	$1,625
Amortization of debt issuance cost	—	102
Accretion of original issue discount	—	67
Total interest and debt financing expenses	$—	$1,794

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$—	$6,219
Amortization of debt issuance cost	—	374
Accretion of original issue discount	—	248
Total interest and debt financing expenses	$—	$6,841

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

As of September 30, 2023 and December 31, 2022 the components of the carrying value of the March 2026 Notes were as follows:

	September 30,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,585)	(2,069)
Original issue discount, net of accretion	(1,178)	(1,539)
Carrying value of March 2026 Notes	$297,237	$296,392

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$2,213	$2,212
Amortization of debt issuance cost	163	164
Accretion of original issue discount	121	121
Total interest and debt financing expenses	$2,497	$2,497

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$6,638	$6,638
Amortization of debt issuance cost	485	485
Accretion of original issue discount	360	360
Total interest and debt financing expenses	$7,483	$7,483

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

As of September 30, 2023 and December 31, 2022 the components of the carrying value of the October 2026 Notes were as follows:

	September 30,	December 31,
	2023	2022
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(2,219)	(2,765)
Original issue discount, net of accretion	(1,944)	(2,423)
Carrying value of October 2026 Notes	$295,837	$294,812

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	184	184
Accretion of original issue discount	162	162
Total interest and debt financing expenses	$2,259	$2,259

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$5,738	$5,738
Amortization of debt issuance cost	546	546
Accretion of original issue discount	479	479
Total interest and debt financing expenses	$6,763	$6,763

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of September 30, 2023 and December 31, 2022, there were $426.0 million and $443.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended September 30, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended September 30,
	2023	2022
Borrowing interest expense	$9,152	$3,952
Unused facility fee	165	144
Accretion of original issue discount	236	176
Total interest and debt financing expenses	$9,553	$4,272

For the nine months ended September 30, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Borrowing interest expense	$27,271	$5,156
Unused facility fee	430	573
Accretion of original issue discount	702	393
Total interest and debt financing expenses	$28,403	$6,122

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $12.1 million for September 30, 2023 and collateral receivable of $9.6 million for December 31, 2022 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $199.5 million and $192.1 million, respectively. For the three and nine months ended September 30, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $160.6 million and $139.9 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
		assets on the	on the	presented on the
	Account in the	consolidated	consolidated	consolidated
	consolidated	statements of	statements of	statements of	Cash collateral
	statements of assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$5,750	$(332)	$5,418	$—	$5,418
Citibank	Unrealized appreciation on forward currency contracts	$888	$(452)	$436	$—	$436

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,
	2023	2022
Net realized (gain) loss on forward currency exchange contracts	$(221)	$17,633
Net change in unrealized appreciation on forward currency exchange contracts	7,107	(2,210)
Total net realized and unrealized gain on forward currency exchange contracts	$6,886	$15,423

Included in total net gains (losses) on the consolidated statements of operations is net losses of ($6.3) million and ($13.5) million related to realized and unrealized losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $6.9 million and $15.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $0.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2023 and 2022 was as follows:

	For the Nine Months Ended September 30,
	2023	2022
Net realized (gain) loss on forward currency exchange contracts	$(2,606)	$20,894
Net change in unrealized appreciation on forward currency exchange contracts	5,792	7,565
Total net realized and unrealized gain on forward currency exchange contracts	$3,186	$28,459

Included in total net gains (losses) on the consolidated statements of operations is net losses of ($1.7) million and ($25.6) million related to realized and unrealized losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $3.2 million and $28.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.5 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
Total distributions declared			$1.18	$76,184

The distributions declared during the nine months ended September 30, 2023 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2022:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
Total distributions declared			$1.02	$65,853

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2023 and December 31, 2022, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At September 30, 2023 and December 31, 2022, BCSF Advisors, LP owned 0.70% and 0.74%, respectively, of the outstanding common stock of the Company.

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

For the three months ended September 30, 2023 and 2022, there were no shares issued pursuant to the dividend reinvestment plan. For the nine months ended September 30, 2023 and 2022, there were no shares issued pursuant to the dividend reinvestment plan.

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

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2023, there have been no repurchases of common stock.

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

As of September 30, 2023, the Company had $283.8 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
9 Story Media Group Inc. - Revolver	4/30/2026	$496
A&R Logistics, Inc. - Revolver	5/5/2025	5,116
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Amspec Services, Inc. - Revolver	7/2/2024	4,173
Ansira Holdings, Inc. - Delayed Draw	12/20/2024	1,508
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	5,046
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Aramsco, Inc. - Revolver	8/28/2024	2,032
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,913
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	3,361
Caribou Bidco Limited - Delayed Draw	1/29/2029	21
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	1,882
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Revolver	6/30/2029	1,102
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,144
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	9
Direct Travel, Inc. - Delayed Draw	10/2/2025	2,175
Efficient Collaborative Retail Marketing Company, LLC - Revolver	6/30/2024	992
Element Buyer, Inc. - Revolver	7/19/2026	4,250
Eleven Software - Revolver	9/25/2026	397
Forward Slope - Delayed Draw	8/22/2029	23,693
Forward Slope - Revolver	8/22/2029	6,515
Gills Point S - Revolver	5/15/2029	414
Gills Point S - Delayed Draw	5/15/2029	1,010
Grammer Purchaser, Inc. - Revolver	9/30/2024	234
GSP Holdings, LLC - Revolver	11/6/2025	2,230
Gulf Winds International - Revolver	12/16/2028	5,292
HealthDrive - Delayed Draw	8/20/2029	1,572
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,754
ImageTrend - Revolver	1/31/2029	4,000

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2025	2,833
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	4,261
Mach Acquisition R/C - Revolver	10/18/2026	2,511
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	7,030
Meriplex Communications, Ltd. - Revolver	7/17/2028	1,506
Morrow Sodali - Revolver	4/25/2028	1,329
MRHT - Delayed Draw	2/1/2029	5,359
MZR Buyer, LLC - Revolver	12/21/2026	3,473
NearMap - Revolver	12/9/2029	4,652
New Look (Delaware) Corporation - Delayed Draw	5/26/2028	1,938
OGH Bidco Limited - Delayed Draw	6/29/2029	6,009
Omni Intermediate - Revolver	11/30/2026	549
Parcel2Go - Delayed Draw	7/15/2028	34
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	6/24/2029	8,025
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,173
RoadOne - Delayed Draw	12/29/2028	3,931
RoadOne - Revolver	12/29/2028	4,119
RoC Opco LLC - Revolver	2/25/2025	10,241
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	8,152
Simplicity - Delayed Draw	12/2/2026	5,470
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2023	1,406
Spring Finco BV - Delayed Draw	7/15/2029	4,076
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	456
Swoogo LLC - Revolver	12/9/2026	1,243
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	770
TEI Holdings Inc. - Revolver	12/23/2025	4,528
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	2,590
V Global Holdings LLC - Revolver	12/22/2025	6,477
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,346
Walker Edison - Delayed Draw	3/31/2027	637
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,253
Whitcraft-Paradigm - Revolver	2/28/2029	2,194
World Insurance - Revolver	4/3/2028	931
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,028
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$283,830

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2023.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$17.29	$17.04
Net investment income (1)	1.65	1.22
Net realized gain (loss) (1)(7)	(1.07)	0.35
Net change in unrealized appreciation (1)(2)(8)	0.85	(0.61)
Net increase in net assets resulting from operations (1)(9)(10)	1.43	0.96
Shareholder distributions from income (3)	(1.18)	(1.02)
Net asset value at end of period	$17.54	$16.98
Net assets at end of period	$1,132,519	$1,096,114
Shares outstanding at end of period	64,562,265.27	64,562,265.27
Per share market value at end of period	$15.31	$12.00
Total return based on market value (12)	40.24%	(15.03)%
Total return based on net asset value (4)	8.46%	5.69%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	13.34%	9.80%
Ratio of total expenses to average net assets (5)(11)(13)	13.23%	9.19%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.25%	4.36%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.62%	8.26%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	4.86%	4.04%
Average principal debt outstanding	$1,466,088	$1,313,035
Portfolio turnover (6)	25.69%	36.14%

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
(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2023 would be 13.34%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2022 would be 9.80%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2023 would be 13.23%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2022 would be 9.19%.

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 6, 2023, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through September 30, 2023, we have invested approximately $6,878.1 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2023 and December 31, 2022, 94.2% and 94.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.4 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. We incurred expenses related to the Administrator of $0.8 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2023, the Company’s asset coverage was 182.2%.

Investment Decision Process

The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. . Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

Credit Committee Approval and Portfolio Construction

Given Bain Capital Credit’s broad and diverse range of investment strategies, we tailor our investment decision-making process by strategy to provide a robust and comprehensive discussion of both individual investments and the applicable portfolio(s) under consideration. We believe that this flexible approach provides a rigorous investment decision-making process that allows us to be nimble across a variety of market environments while still maintaining high credit underwriting standards.

Our investments require approval from at least the Private Credit Investment Committee, which includes three Partners in the Private Credit Group as standing members: Michael Ewald, Mike Boyle, and Carolyn Hastings. Ad hoc members may also be included in the Private Credit Investment Committee for certain types of investments.

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

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $114.2 million, including PIK, in 59 portfolio companies, and had $102.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $11.4 million for the period. Of the $114.2 million invested during the three months ended September 30, 2023, $47.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the nine months ended September 30, 2023, we invested $630.8 million, including PIK, in 91 portfolio companies, and had $616.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $14.6 million for the period. Of the $630.8 million invested during the nine months ended September 30, 2023, $160.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,573,347	66.3%	$1,531,270	64.0%	12.2%	12.4%
Second Lien Senior Secured Loans	87,884	3.7	85,286	3.6	14.4	14.8
Subordinated Debt	44,915	1.9	45,430	1.9	13.8	13.6
Structured Products	24,050	1.0	23,069	1.0	20.3	21.1
Preferred Equity	69,270	2.9	105,601	4.4	10.0	8.0
Equity Interests	209,518	8.8	229,791	9.6	14.0	14.1
Warrants	480	0.0	504	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	302,973	12.7	302,974	12.7	12.2	12.2
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(990)	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	64,959	2.7	67,263	2.8	27.4	26.5
Total	$2,377,406	100.0%	$2,390,198	100.0%	12.9%	13.1%

(1)
The weighted average yield is computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total relevant investments at amortized cost. The weighted average yield does not represent the total return to our stockholders.
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

(1)
The weighted average yield is computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total relevant investments at amortized cost. The weighted average yield does not represent the total return to our stockholders.
(2)
Represents debt and equity investment in ISLP and SLP.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2023:

As of
September 30, 2023
Number of portfolio companies	143
Percentage of debt bearing a floating rate (1)	94.2%
Percentage of debt bearing a fixed rate (1)	5.8%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,341,424	98.5%	$2,365,566	99.0%
Non-accrual	35,982	1.5	24,632	1.0
Total	$2,377,406	100.0%	$2,390,198	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,348,395	97.0%	$2,348,571	98.4%
Non-accrual	71,543	3.0	38,406	1.6
Total	$2,419,938	100.0%	$2,386,977	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, there were four loans from three issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2022, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,573,347	63.5%	$1,531,270	61.5%
Second Lien Senior Secured Loan	87,884	3.5	85,286	3.4
Subordinated Debt	44,915	1.8	45,430	1.8
Structured Products	24,050	1.0	23,069	0.9
Preferred Equity	69,270	2.8	105,601	4.2
Equity Interest	209,518	8.4	229,791	9.2
Warrants	480	0.0	504	0.0
Subordinated Notes in Investment Vehicles (1)	302,973	12.2	302,974	12.1
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(990)	0.0
Equity Interest in Investment Vehicles (1)	64,959	2.6	67,263	2.7
Cash and cash equivalents	65,212	2.6	65,212	2.6
Foreign Cash	15,089	0.6	14,286	0.6
Restricted cash and cash equivalents	25,908	1.0	25,908	1.0
Total	$2,483,615	100.0%	$2,495,604	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,415	0.1%	2	1.4%
2	2,263,004	94.7	129	90.2
3	98,824	4.1	8	5.6
4	25,955	1.1	4	2.8
Total	$2,390,198	100.0%	143	100.0%

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

Results of Operations

Our operating results for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Total investment income	$72,390	$58,809
Total expenses, net of fee waivers	36,102	28,712
Net investment income before taxes	36,288	30,097
Less: Income taxes, including excise tax	640	—
Net investment income	35,648	30,097
Net realized gain (loss)	(51,767)	17,968
Net change in unrealized appreciation	49,975	(37,014)
Net increase in net assets resulting from operations	$33,856	$11,051

Our operating results for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Total investment income	$222,842	$157,184
Total expenses, net of fee waivers	113,792	78,669
Net investment income before taxes	109,050	78,515
Less: Income taxes, including excise tax	2,332	—
Net investment income	106,718	78,515
Net realized gain (loss)	(69,566)	22,748
Net change in unrealized appreciation	55,160	(39,302)
Net increase in net assets resulting from operations	$92,312	$61,961

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Interest income	$57,233	$43,817
Dividend income	8,568	6,339
PIK income	5,581	4,324
Other income	1,008	4,329
Total investment income	$72,390	$58,809

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $57.2 million for the three months ended September 30, 2023 from $43.8 million for the three months ended September 30, 2022, primarily due to rising base rates and a modest increase in the size of our portfolio. Our investment portfolio at amortized cost increased to $2,377.4 million as of September 30, 2023 compared to $2,356.1 million as of September 30, 2022. Dividend income increased to $8.6 million for the three months ended September 30, 2023 from $6.3 million for the three months ended September 30, 2022, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income decreased to approximately $1.0 million for the three months ended September 30, 2023 from $4.3 million for the three months ended September 30, 2022, primarily due to a decrease in commitment fees earned on certain investments. As of September 30, 2023, the weighted average yield of our investment portfolio increased to 12.9% from 10.2% as of September 30, 2022, at amortized cost.

The composition of our investment income for the nine months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Interest income	$172,283	$117,734
Dividend income	25,689	16,310
PIK income	16,692	10,656
Other income	8,178	12,484
Total investment income	$222,842	$157,184

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $172.3 million for the nine months ended September 30, 2023 from $117.7 million for the nine months ended September 30, 2022, primarily due to rising base rates and modest increase in the size of our portfolio. Our investment portfolio at amortized cost increased to $2,377.4 million as of September 30, 2023 compared to $2,356.1 million as of September 30, 2022. Dividend income increased to $25.7 million for the nine months ended September 30, 2023 from $16.3 million for the nine months ended September 30, 2022, primarily due to an increase in dividend income from our equity interests in ISLP, SLP, and 2018-1 Issuer. Other income decreased to approximately $8.2 million for the nine months ended September 30, 2023 from $12.5 million for the nine months ended September 30, 2022, primarily due to a decrease in commitment and syndication fees earned on certain investments.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Interest and debt financing expenses	$20,775	$14,381
Base management fee	9,140	8,853
Incentive fee	3,011	2,976
Professional fees	760	968
Directors fees	182	177
Other general and administrative expenses	2,234	1,357
Total expenses, net of fee waivers	$36,102	$28,712

The composition of our operating expenses for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022
Interest and debt financing expenses	$60,784	$36,051
Base management fee	27,166	25,673
Incentive fee	18,129	10,356
Professional fees	1,792	1,804
Directors fees	535	531
Other general and administrative expenses	5,386	4,254
Total expenses, net of fee waivers	$113,792	$78,669

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $20.8 million and $14.4 million for the three months ended September 30, 2023 and 2022, respectively. Interest and debt financing expense for the three months ended September 30, 2023 as compared to September 30, 2022 increased primarily due to a rise in base rates of the variable rate debt and the increased usage of our Sumitomo Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $60.8 million and $36.1 million for the nine months ended September 30, 2023 and 2022, respectively. Interest and debt financing expense for the nine months ended September 30, 2023 as compared to September 30, 2022 increased primarily due to a rise in base rates of the variable rate debt and the increased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the three months ended September 30, 2023 was $1,445.3 million compared to $1,402.8 million for the three months ended September 30, 2022. The weighted average principal debt balance outstanding for the nine months ended September 30, 2023 was $1,466.4 million compared to $1,313.0 million for the nine months ended September 30, 2022.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and year ended December 31, 2022 were 5.2% and 3.5%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.1 million for the three months ended September 30, 2023 from $8.9 million for the three months ended September 30, 2022. Management fee (gross of waivers) increased to $9.1 million for the three months ended September 30, 2023 from $8.9 million for the three months ended September 30, 2022, primarily due to an increase in total assets throughout the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Management fee waived for the three months ended September 30, 2023 and 2022, were $0.0 million and $0.0 million, respectively.

Management fees (net of waivers) increased to $27.2 million for the nine months ended September 30, 2023 from $25.7 million for the nine months ended September 30, 2022. Management fees (gross of waivers) increased to $27.2 million for the nine months ended September 30, 2023 compared to $25.7 million for the nine months ended September 30, 2022, primarily due to an increase in total assets throughout the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Management fees waived for the nine months ended September 30, 2023 and 2022 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) was $3.0 million for the three months ended September 30, 2023 and $3.0 million for the three months ended September 30, 2022. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended September 30, 2023 and $0.0 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $18.1 million for the nine months ended September 30, 2023 from $10.4 million for the nine months ended September 30, 2022 as a result of higher pre-incentive net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the nine months ended September 30, 2023 and $0.0 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses were $3.0 million for the three months ended September 30, 2023 compared to $2.3 million for the three months ended September 30, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $7.2 million for the nine months ended September 30, 2023 from $6.1 million for the nine months ended September 30, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022
Net realized gain on investments	$729	$4,915
Net realized loss on investments	(51,602)	(6,089)
Net realized gain on foreign currency transactions	—	2,672
Net realized loss on foreign currency transactions	(673)	(418)
Net realized gain on forward currency exchange contracts	291	17,633
Net realized loss on forward currency exchange contracts	(512)	—
Net realized loss on extinguishment of debt	—	(745)
Net realized gains (losses)	$(51,767)	$17,968

Change in unrealized appreciation on investments	$68,734	$14,185
Change in unrealized depreciation on investments	(25,587)	(44,169)
Net change in unrealized appreciation on investments	43,147	(29,984)
Unrealized appreciation on foreign currency translation	(279)	(4,820)
Unrealized appreciation on forward currency exchange contracts	7,107	(2,210)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	6,828	(7,030)
Net change in unrealized appreciation	$49,975	$(37,014)

For the three months ended September 30, 2023 and 2022, we had net realized losses on investments of ($50.9) million and ($1.2) million, respectively. For the three months ended September 30, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($0.7) million and $2.3 million, respectively. For the three months ended September 30, 2023 and 2022, we had net realized gains (losses) on forward currency contracts of ($0.2) million and $17.6 million, respectively.

For the three months ended September 30, 2023, we had $68.7 million in unrealized appreciation on 62 portfolio company investments, which was offset by $25.6 million in unrealized depreciation on 81 portfolio company investments. Unrealized depreciation for the three months ended September 30, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation for the three months ended September 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments.

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

For the three months ended September 30, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of $7.1 million and ($2.2) million, respectively. For the three months ended September 30, 2023, unrealized appreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net realized gain on investments	$2,579	$9,660
Net realized loss on investments	(64,332)	(11,993)
Net realized gain on foreign currency transactions	-	5,899
Net realized loss on foreign currency transactions	(5,207)	(967)
Net realized gain on forward currency exchange contracts	410	20,934
Net realized loss on forward currency exchange contracts	(3,016)	(40)
Net realized loss on extinguishment of debt	-	(745)
Net realized gains (losses)	$(69,566)	$22,748

Change in unrealized appreciation on investments	$77,649	$58,433
Change in unrealized depreciation on investments	(31,896)	(98,775)
Net change in unrealized appreciation on investments	45,753	(40,342)
Unrealized appreciation on foreign currency translation	3,615	(6,525)
Unrealized appreciation on forward currency exchange contracts	5,792	7,565
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	9,407	1,040
Net change in unrealized appreciation	$55,160	$(39,302)

For the nine months ended September 30, 2023 and 2022, we had net realized losses on investments of ($61.8) million and ($2.3) million, respectively. For the nine months ended September 30, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($5.2) million and $4.9 million, respectively. For the nine months ended September 30, 2023 and 2022, we had net realized gains (losses) on forward currency contracts of ($2.6) million and $20.9 million, respectively, primarily as a result of settling EUR, GBP and NOK forward contracts.

For the nine months ended September 30, 2023, we had $77.6 million in unrealized appreciation on 80 portfolio company investments, which was offset by ($31.9) million in unrealized depreciation on 68 portfolio company investments. Unrealized depreciation for the nine months ended September 30, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation for the nine months ended September 30, 2023 resulted to an increase in fair value, primarily due to positive valuation adjustments.

For the nine months ended September 30, 2022, we had $58.4 million in unrealized appreciation on 38 portfolio company investments, which was offset by $98.8 million in unrealized depreciation on 98 portfolio company investments. Unrealized depreciation for the nine months ended September 30, 2022 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation was primarily due to positive valuation adjustments.

For the nine months ended September 30, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of $5.8 million and $7.6 million, respectively. For the nine months ended September 30, 2023, unrealized appreciation on forward currency exchange contracts was due to EUR, AUD, GBP, CAD and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2023 and 2022, (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022
Net change in unrealized appreciation on investments due to foreign currency	$(5,512)	$(6,034)
Net realized gain (loss) on investments due to foreign currency	121	(4,856)
Net change in unrealized appreciation on foreign currency translation	(279)	(4,820)
Net realized gain (loss) on foreign currency transactions	(673)	2,254
Net change in unrealized appreciation on forward currency exchange contracts	7,107	(2,210)
Net realized gain (loss) on forward currency exchange contracts	(221)	17,633
Foreign currency impact to net increase in net assets resulting from operations	$543	$1,967

Included in total net losses on the consolidated statements of operations is losses of ($6.3) million and ($13.5) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $6.9 million and $15.4 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $0.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2023 and 2022, (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net change in unrealized appreciation on investments due to foreign currency	$(1,096)	$(16,641)
Net realized gain (loss) on investments due to foreign currency	1,016	(7,402)
Net change in unrealized appreciation on foreign currency translation	3,615	(6,525)
Net realized gain (loss) on foreign currency transactions	(5,207)	4,932
Net change in unrealized appreciation on forward currency exchange contracts	5,792	7,565
Net realized gain (loss) on forward currency exchange contracts	(2,606)	20,894
Foreign currency impact to net increase in net assets resulting from operations	$1,514	$2,823

Included in total net losses on the consolidated statements of operations is losses of ($1.7) million and ($25.6) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2023 and 2022, respectively. Including the total net realized and unrealized gains on forward currency exchange contracts of $3.2 million and $28.5 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.5 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net increase in net assets resulting from operations was $33.9 million and $11.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2023 and 2022, our per share net increase in net assets resulting from operations was $0.52 and $0.17, respectively.

For the nine months ended September 30, 2023 and 2022, the net increase in net assets resulting from operations was $92.3 million and $62.0 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2023 and 2022, our per share net increase in net assets resulting from operations was $1.43 and $0.96, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 182.2% and 180.0%, respectively.

At September 30, 2023 and December 31, 2022, we had $105.4 million and $125.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2023, we had approximately $224.2 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2022, we had approximately $222.0 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2023, cash, foreign cash, restricted cash, and cash equivalents decreased by $20.3 million. During the nine months ended September 30, 2023, we provided $70.6 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to cash generated from earnings of $92.3 million outpacing net increase in investments of $14.6 million.

During the nine months ended September 30, 2023, we used $89.3 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and paying our quarterly dividend to shareholders.

For the nine months ended September 30, 2022, cash, foreign cash, restricted cash, and cash equivalents decreased by $144.8 million. During the nine months ended September 30, 2022, we used $379.9 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $1,202.2 million, which was offset by proceeds from principal payments and sales of investments of $735.4 million and a net increase in assets resulting from operations of $62.0 million.

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

During the nine months ended September 30, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2023, there have been no repurchases of common stock.

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

Debt

The Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022 were as follows:

	As of September 30, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,196	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	297,237	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	295,837	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	426,000	426,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,378,500	$1,370,270	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. As of September 30, 2023, $14.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following tables summarizes distributions declared during the nine months ended September 30, 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
Total distributions declared			$1.18	$76,184

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2022 (dollars in thousands, except per share data):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
Total distributions declared			$1.02	$65,853

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a regulated investment company (a “RIC) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the three months ended September 30, 2023 and 2022 we recorded an expense of $0.6 million and $0.0 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2023 and 2022 we recorded an expense of $1.9 million and $0.0 million, respectively for U.S. federal excise tax.

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	—	300,000	—
Sumitomo Credit Facility	426,000	—	—	426,000	—
Total Debt Obligations	$1,378,500	$—	$300,000	$726,000	$352,500

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

Assuming that the statement of financial condition as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(17,532)	$(7,785)	$(8,285)
Down 200 basis points	(35,063)	(15,570)	(16,569)
Down 300 basis points	(52,511)	(23,355)	(24,783)
Up 100 basis points	17,532	7,785	8,285
Up 200 basis points	35,063	15,570	16,569
Up 300 basis points	52,595	23,355	24,854

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended September 30, 2023.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.33

First Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 8, 2023).

10.34

Second Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2019-1, Ltd., as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer, and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 8, 2023).

10.35*

Amendment dated September 11, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp.

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 8, 2023).

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

Bain Capital Specialty Finance, Inc.

Date: November 6, 2023	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 6, 2023	By:	/s/ Sally F. Dornaus
	Name:	Sally F. Dornaus
	Title:	Chief Financial Officer