Form 10-K
period 2023-12-31
Bain Capital Specialty Finance, Inc.
filed 2024-02-27
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(617) 516‑2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $761.5 million based on the number of shares held by non-affiliates of the registrant as of December 31, 2023. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 27, 2024, 64,562,265.27 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

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
•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.
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

ii

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
•
Geopolitical events may have a material adverse impact on us and our portfolio companies.

iii

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

We may borrow money from time to time within the levels permitted by the 1940 Act. On November 28, 2018, the Board approved the reduction of the Company’s asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended the stockholders to vote in favor of the proposal at the special stockholder meeting on February 1, 2019. On February 1, 2019, the Company’s stockholders approved the application of the reduced asset coverage. Effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

The Investment Advisor

The Company’s investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate) had approximately $64.6 billion in assets under management as of December 31, 2023. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $20.0 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $1.8 billion has been invested within the 12‑month period ended September 30, 2023) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. . Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms, relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

Credit Committee Approval and Portfolio Construction

Given Bain Capital Credit’s broad and diverse range of investment strategies, we tailor our investment decision-making process by strategy to provide a robust and comprehensive discussion of both individual investments and the applicable portfolio(s) under consideration. We believe that this flexible approach provides a rigorous investment decision-making process that allows us to be nimble across a variety of market environments while still maintaining high credit underwriting standards.

Our investments require approval from at least the Private Credit Investment Committee, which includes three Partners in the Private Credit Group as standing members: Michael Ewald, Mike Boyle, and Carolyn Hastings. Ad hoc members may also be included in the Private Credit Investment Committee for certain types of investments.

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

As of December 31, 2023, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,495,237	65.0%	$1,464,423	63.8%
Second Lien Senior Secured Loan	69,749	3.0	68,439	3.0
Subordinated Debt	45,400	2.0	45,877	2.0
Structured Products	24,050	1.0	22,618	1.0
Preferred Equity	86,766	3.8	104,428	4.5
Equity Interest	207,209	9.0	221,355	9.6
Warrants	480	0.0	511	0.0
Subordinated Note Investment Vehicles (1)	306,724	13.3	306,724	13.3
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interest Investment Vehicles (1)	66,209	2.9	65,761	2.9
Total	$2,301,834	100.0%	$2,298,343	100.0%

(1)
Represents debt and equity in the International Senior Loan Program, LLC (“ISLP”) and Bain Capital Senior Loan Program, LLC (“SLP”) joint ventures.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,465	0.1%	2	1.5%
2	2,186,211	95.1	125	91.2
3	80,530	3.5	7	5.1
4	29,137	1.3	3	2.2
Total	$2,298,343	100.0%	137	100.0%

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

We will pay the Advisor an incentive fee. The incentive fee consists of two parts—an incentive fee based on income and an incentive fee based on capital gains—which are described in more detail below.

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

Annual Incentive Fee Based on Capital Gains

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals 17.5% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal to 17.5%, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below.

Income Related Portion of Incentive Examples

Examples of Quarterly Incentive Fee Calculation

Example 1—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Amount and Catch-up Amount(*)

Assumptions

Stable net asset value (NAV) of $100 million across all quarters

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

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters−Net Capital Loss in respect of the relevant Trailing Twelve Quarters

No Net Capital Loss

Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

Example 2—Three Quarters under the Amended Advisory Agreement, in which Pre-Incentive Fee Net Investment Income does not meet the Hurdle Amount for one Quarter(*)

Assumptions

Stable NAV of $100 million across all quarters

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

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters—Net Capital Loss in respect of the Trailing Twelve Quarters

No Net Capital Loss

Therefore Incentive Fee Cap = 17.5% of aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = income incentive fee and the cap is not applied

Example 3—Three Quarters under the Amended Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses(*)

Assumptions

Stable NAV of $100 million across all quarters

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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and we utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

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

2018‑1 Notes

On September 28, 2018, (the “2018‑1 Closing Date”), the Company, through BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018‑1 Notes”) are secured by a diversified portfolio of the 2018‑1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018‑1 Portfolio”). At the 2018‑1 Closing Date, the 2018‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

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

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between the 2018-1 Issuer, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

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

On December 27, 2021, the JPM Credit Facility was terminated.

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction” and together with the CLO Transaction, the “CLO Transactions”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”).

As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss to the Company on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

On June 15, 2023, the Company entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

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

The 2023 Notes were scheduled to mature on June 10, 2023 and could have been redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Note Purchase Agreement. The 2023 Notes bore interest at a rate of 8.50% per year payable semi-annually on June 10 and December 10 of each year, commencing on December 10, 2020.

On July 16, 2021 the Company repurchased $37.5 million of the 2023 Notes at a total cost of $39.5 million. This resulted in a realized loss to the Company on the extinguishment of debt of $2.5 million, which included a premium paid of $2.0 million and acceleration of unamortized debt issuance costs and original issue discount of $0.5 million.

On August 24, 2022, the Company issued a notice to the noteholders of the 2023 Notes, indicating its intention to prepay the total aggregate principal amount committed of $150.0 million, including the principal amount outstanding of $112.5 million, under the 2023 Notes pursuant to the terms of the Note Purchase Agreement governing the 2023 Notes. The Notes were prepaid at 100% of their principal amount, plus accrued and unpaid interest thereon, on September 6, 2022. This resulted in a realized loss to the Company on the extinguishment of debt of $0.7 million, which included acceleration of unamortized debt issuance costs and original issue discount of $0.7 million.

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

The net proceeds to the Company from the October 2026 Notes were $293.1 million, after deducting the underwriting discounts and commissions of $6.2 million payable by the Company and estimated offering expenses of $0.7 million.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

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

While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

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

Code of Ethics

As required by Rule 17j‑1 under the 1940 Act and Rule 204A‑1 under the Advisers Act, respectively, we and the Advisor have adopted codes of ethics which apply to, among others, our and the Advisor’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Advisor’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a‑14 under the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a‑15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent public accounting firm; and
•
pursuant to Item 308 under Regulation S-K under the Securities Act and Rule 13a‑15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act.

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

Information Available

Our address is 200 Clarendon Street, 37th Floor, Boston, MA 02116. Our phone number is (617) 516‑2000, and our internet address is www.baincapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10‑K and you should not consider information contained on our website to be part of this annual report on Form 10‑K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations), pension plans and trusts, financial institutions, real estate investment trusts (“REITs”), RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

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

In the event we default on our debt agreements or any future credit or other borrowing facility or if we receive margin calls or are otherwise required to post additional collateral (which may occur as a consequence of increased volatility and uncertainty in global markets), our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility or such future credit or other borrowing facility, any of which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

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

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2023 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2023, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023 (190%) (1)	(27.55)%	(16.67)%	(5.79)%	5.08%	15.96%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(41.06)%	(25.74)%	(10.42)%	4.90%	20.22%

(1)
Based on (i) $2,472.3 million in total assets as of December 31, 2023, (ii) $1,263.5 million in outstanding indebtedness as of December 31, 2023, (iii) $1,136.5 million in net assets as of December 31, 2023, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.2%.
(2)
Based on (i) $3,481.8 million in total assets on a pro forma basis as of December 31, 2023, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,272.9 million in outstanding indebtedness on a pro forma basis as of December 31, 2023 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,136.5 million in net assets as of December 31, 2023, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.2%.

The discontinuation of LIBOR could have a significant impact on our business.

The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. There remains uncertainty regarding the future use of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on the Company or on certain instruments in which the Company invests are not known. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when LIBOR ceases to exist, the Company may need to renegotiate credit agreements extending beyond the LIBOR phase out date with portfolio companies that continue to utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on the Company’s results of operations. Moreover, when LIBOR ceases to exist, the Company may need to renegotiate certain terms of its credit facilities. If the Company is unable to do so, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations. The potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments.

The Internal Revenue Service (the “IRS”) has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

We are subject to certain risks as a result of our interests in the membership interests in the 2019-1 Issuer.

Under the terms of the relevant master loan sale agreements, we sold and/or contributed to the 2018-1 Issuer and 2019-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the “Membership Interests”). On March 7, 2022, the Company sold 70% of the membership equity interests of the Company's 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes and the 2018-1 Issuer's financial statements from the Company's consolidated financial statements. We hold 100% of the equity interests in the 2019-1 Issuer. As a result, we expect to consolidate the financial statements of the 2019-1 Issuer, as well as our other controlled subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, we hold membership interests in a CLO issuer (i.e., the 2018-1 Issuer and 2019-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer and 2019-1 Issuer.

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

Risks Relating to Our Investments

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

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

While the Federal Reserve raised interest rates throughout 2022 and 2023, it has held interest rates steady towards the end of 2023 and indicated that interest rate cuts may occur in 2024. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

We invest in middle market companies, which involve higher risks than investments in larger companies.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Advisor as described above in “— The majority of our portfolio investments are recorded at fair value as determined in good faith by the Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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

In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. These tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be eligible for taxation as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC.”

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

We may be impacted by changes in federal tax legislation.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, a lack of liquidity in parts of the debt capital markets, volatility in the financial services sector, including bank failures, or the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies. Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

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

Risks Relating to Infectious Diseases and Pandemics

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Advisor, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Advisor cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Advisor’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments.

Geopolitical events may continue to have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russia launched a full-scaled military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. The recent outbreak of hostilities in the Middle East could also escalate to nearby areas. The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

Our business is dependant on bank relationships and recent strain on the banking system may adversely impact us.

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

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with shareholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company relies on the cybersecurity strategy and policies implemented by Bain Capital, the parent of the Advisor and Administrator, which apply to the Company and its operations.

Bain Capital has adopted and implemented an Information and Cybersecurity Program (“Cybersecurity Program”) that prioritizes detection and analysis of and response to cybersecurity threats, management of security risks and resilience against cyber incidents, including those that may impact the Company. The Cybersecurity Program aligns with National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and is reviewed and adjusted as needed and is approved by the Bain Capital’s Chief Information Security Officer (“CISO”).

Bain Capital’s Cybersecurity Program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help prevent and respond to cybersecurity threats and incidents, including threats or incidents that may impact the Company, the Advisor or the Administrator. Bain Capital’s cybersecurity risk management processes, which are part of Bain Capital’s overall risk management system, seek to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessments of cybersecurity risks, including those which may impact the Company, the Advisor, or the Administrator, are reported to the Bain Capital Credit Risk Oversight Committee (“ROC”) for awareness, review or action, as appropriate. In addition, the Company relies on Bain Capital to periodically engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management processes and responding to incidents.

Internal and external networks, including the networks on which the Company relies, are assessed for vulnerabilities. Bain Capital also engages with independent third parties to conduct relevant technical assessments.

Bain Capital seeks to remain aware of the evolving global threat landscape through vendor relationships, partnerships with threat intelligence providers and membership of industry forums/groups, as well as research performed by members of the Information Security Team. Bain Capital is currently an active member of the Financial Services Information Sharing and Analysis Center (FS-ISAC) and the Alternative Investment ISAC.

Bain Capital provides information security awareness training to employees, and function-specific security training is also provided (where appropriate based on job function). Bain Capital also engages in phishing campaigns.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on Bain Capital’s Vendor Risk Management Program in conjunction with a Third Party Risk Management (TPRM) steering committee to assess risks posed when engaging with external vendors and/or third parties, including identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

In the event of a cybersecurity incident impacting the Company, the Advisor has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational and risk functions of Bain Capital, which may include coordinating with the relevant employees of the Advisor and management of the Company. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Bain Capital’s CISO, and, as appropriate, escalation to other relevant individuals.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with Bain Capital’s CISO, as well as other risk management, legal, information technology, and/or compliance personnel of Bain Capital.

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results, and financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Shares and our ability to pay distributions.”

Governance

The Company’s Board of Directors (“Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer (“CCO”), which incorporates updates provided by Bain Capital’s CISO regarding the overall state of the Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents potentially impacting the Company.

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 9 years and has more than 13 years’ experience in information security, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences

Item 2. Properties

We maintain our principal executive office at 200 Clarendon Street, 37th Floor, Boston, Massachusetts 02116. We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

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

Holders

As of February 20, 2024, there were approximately 111 holders of record of our common stock.

Distribution Policy

To the extent that we have income available, we intend to authorize and declare quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

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

The following table summarizes distributions declared during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
Feburuary 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
Total distributions declared			$4.34	$280,199

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

Performance Graph -

The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 29, 2023 (the last business day of 2023). The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
11/15/2018
12/31/2018
2/28/2019
4/30/2019
6/28/2019
8/30/2019
10/31/2019
12/31/2019
2/28/2020
4/30/2020
6/30/2020
8/31/2020
10/30/2020
12/31/2020
2/26/2021
4/30/2021
6/30/2021
8/31/2021
10/29/2021
12/31/2021
2/28/2022
4/29/2022
6/30/2022
8/31/2022
10/31/2022
12/30/2022
2/28/2023
4/28/2023
6/30/2023
8/31/2023
10/31/2023
12/29/2023
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8‑K, we did not sell any securities during the last three fiscal years that were not registered under the Securities Act.

SENIOR SECURITIES

Information about our senior securities is shown in the following table as of the dates indicated in the table below which is derived from our consolidated financial statements and related notes. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2023, is included elsewhere in this annual report on Form 10‑K.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2023	$311.0	$7,716.9	—	N/A
December 31, 2022	$443.0	$5,670.2	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$365.7	$6,920.2	—	N/A
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2023	$352.5	$6,808.4	—	N/A
December 31, 2022	$352.5	$7,125.9	—	N/A
December 31, 2021	$352.5	$7,179.3	—	N/A
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$112.5	$22,495.2	—	N/A
December 31, 2020	$150.0	$16,890.1	—	N/A
March 2026 Notes
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
October 2026 Notes
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
Total Senior Securities
December 31, 2023	$1,263.5	$1,899.5	—	N/A
December 31, 2022	$1,395.5	$1,800.0	—	N/A
December 31, 2021	$1,430.7	$1,768.9	—	N/A
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

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
Item 6. Selected Consolidated Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

The following selected consolidated financial data as of and for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):

	As of and for the	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Consolidated Statements of operations data:
Total investment income	$297,789	$219,545	$197,394	$194,460	$197,945
Total expenses, net of waivers	152,817	116,002	109,522	108,397	113,078
Net investment income before taxes	144,972	103,543	87,872	86,063	84,867
Income tax expense, including excise tax	3,357	837	134	232	—
Net investment income after taxes	141,615	102,706	87,738	85,831	84,867
Net realized and unrealized gain (loss)	(18,240)	2,774	32,069	(77,553)	13,218
Net increase in net assets resulting from operations	$123,375	$105,480	$119,807	$8,278	$98,085
Per share data:
Net investment income	$2.19	$1.59	$1.36	$1.46	$1.64
Net increase in net assets resulting from operations	$1.91	$1.63	$1.86	$0.14	$1.90
Distributions declared(1)	$1.60	$1.38	$1.36	$1.43	$1.64
Consolidated Statements of assets and liabilities data (at period end):
Total assets	$2,472,348	$2,592,434	$2,571,193	$2,603,492	$2,645,554
Total investments, at fair value	2,298,343	2,386,977	2,289,105	2,484,488	2,527,055
Total liabilities	1,335,882	1,476,043	1,471,187	1,535,488	1,627,154
Total debt, net of unamortized debt issuance costs	1,255,933	1,385,303	1,414,982	1,458,360	1,574,635
Total net assets	1,136,466	1,116,391	1,100,006	1,068,004	1,018,400

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

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on February 23, 2022.

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through December 31, 2023, we have invested approximately $7,018.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2023 and December 31, 2022, 93.8% and 94.5%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $1.2 million, $0.1 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2023, the Company’s asset coverage was 189.9%.

Investment Decision Process

The Advisor’s investment process can be broken into four processes: (1) Sourcing and Idea Generation, (2) Investment Diligence & Recommendation, (3) Credit Committee Approval and Portfolio Construction and (4) Portfolio & Risk Management.

Sourcing and Idea Generation

The investment decision-making process begins with sourcing ideas. Bain Capital Credit’s Private Credit Group interacts with a broad and deep set of global sourcing contacts, enabling the group to generate a large set of middle-market investment opportunities. Further enhancing the sourcing capability of the core Private Credit Group are Bain Capital Credit’s industry groups, Trading Desk, and the Bain Capital Special Situations team. The team has extensive contacts with private equity firms. Relationships with banks, a variety of advisors and intermediaries and a handful of unique independent sponsors compose the remainder of the relationships. Through these sourcing efforts the Private Credit Group has built a sustainable deal funnel, which has generated hundreds of opportunities to review annually.

Investment Diligence & Recommendation

Our Advisor utilizes Bain Capital Credit’s bottom-up approach to investing, and it starts with the due diligence. The Private Credit Group works with the close support of Bain Capital Credit’s industry groups on performing due diligence. This process typically begins with a detailed review of the offering memorandum as well as Bain Capital Credit’s own independent diligence efforts, including in-house materials and expertise, third-party independent research and interviews, and hands-on field checks where appropriate. For deals that progress beyond an initial stage, the team will schedule one or more meetings with company management, facilities visits and also meetings with the sponsor in order to ask more detailed questions and to better understand the sponsor’s view of the business and plans for it going forward. The team’s diligence work is summarized in investment memorandums and accompanying credit packs. Work product also includes full models and covenant analysis. The approval process itself is iterative, involving multiple levels of discussion and approval.

Credit Committee Approval and Portfolio Construction

Given Bain Capital Credit’s broad and diverse range of investment strategies, we tailor our investment decision-making process by strategy to provide a robust and comprehensive discussion of both individual investments and the applicable portfolio(s) under consideration. We believe that this flexible approach provides a rigorous investment decision-making process that allows us to be nimble across a variety of market environments while still maintaining high credit underwriting standards.

Our investments require approval from at least the Private Credit Investment Committee, which includes three Partners in the Private Credit Group as standing members: Michael Ewald, Mike Boyle, and Carolyn Hastings. Ad hoc members may also be included in the Private Credit Investment Committee for certain types of investments.

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

Portfolio and Investment Activity

During the year ended December 31, 2023, we invested $844.3 million, including PIK, in 100 portfolio companies, and had $924.4 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $80.1 million for the year. Of the $844.3 million invested during the year ended December 31, 2023, $242.3 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,495,237	65.0%	$1,464,423	63.8%	12.2%	12.4%
Second Lien Senior Secured Loans	69,749	3.0	68,439	3.0	14.6	14.9
Subordinated Debt	45,400	2.0	45,877	2.0	13.8	13.6
Structured Products	24,050	1.0	22,618	1.0	17.2	18.3
Preferred Equity	86,766	3.8	104,428	4.5	10.0	7.8
Equity Interests	207,209	9.0	221,355	9.6	14.2	14.3
Warrants	480	0.0	511	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	306,724	13.3	306,724	13.3	12.2	12.2
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(1,793)	(0.1)	N/A	N/A
Equity Interests in Investment Vehicles (2)	66,209	2.9	65,761	2.9	27.2	27.4
Total	$2,301,834	100.0%	$2,298,343	100.0%	13.0%	13.1%

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

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	137
Percentage of debt bearing a floating rate (1)	93.8%
Percentage of debt bearing a fixed rate (1)	6.2%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,258,601	98.1%	$2,271,055	98.8%
Non-accrual	43,233	1.9	27,288	1.2
Total	$2,301,834	100.0%	$2,298,343	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2022 (dollars in thousands):

	As of December 31, 2022
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,348,395	97.0%	$2,348,571	98.4%
Non-accrual	71,543	3.0	38,406	1.6
Total	$2,419,938	100.0%	$2,386,977	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, there were five loans from three issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2022, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,495,237	61.9%	$1,464,423	60.9%
Second Lien Senior Secured Loan	69,749	2.9	68,439	2.8
Subordinated Debt	45,400	1.9	45,877	1.9
Structured Products	24,050	1.0	22,618	0.9
Preferred Equity	86,766	3.6	104,428	4.3
Equity Interest	207,209	8.6	221,355	9.2
Warrants	480	0.0	511	0.0
Subordinated Notes in Investment Vehicles (1)	306,724	12.7	306,724	12.7
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interest in Investment Vehicles (1)	66,209	2.7	65,761	2.7
Cash and cash equivalents	42,995	1.8	42,995	1.8
Foreign cash	6,865	0.3	6,405	0.3
Restricted cash and cash equivalents	63,084	2.6	63,084	2.6
Total	$2,414,778	100.0%	$2,410,827	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,465	0.1%	2	1.5%
2	2,186,211	95.1	125	91.2
3	80,530	3.5	7	5.1
4	29,137	1.3	3	2.2
Total	$2,298,343	100.0%	137	100.0%

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

Results of Operations

Our operating results for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total investment income	$297,789	$219,545	$197,394
Total expenses, net of fee waivers	152,817	116,002	109,522
Net investment income before taxes	144,972	103,543	87,872
Less: Income taxes, including excise tax	3,357	837	134
Net investment income	141,615	102,706	87,738
Net realized gain (loss)	(49,438)	22,359	(10,902)
Net change in unrealized appreciation	31,198	(19,585)	42,971
Net increase in net assets resulting from operations	$123,375	$105,480	$119,807

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for years ended December 31, 2023, 2022 and 2021 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest income	$228,550	$166,273	$167,343
Dividend income	35,834	23,144	13,115
PIK income	22,844	15,037	10,763
Other income	10,561	15,091	6,173
Total investment income	$297,789	$219,545	$197,394

Interest income from investments, which includes interest and accretion of discounts and fees, increased to $228.6 million for the year ended December 31, 2023 from $166.3 million for the year ended December 31, 2022, primarily due to rising base rates. Dividend income increased to $35.8 million for the year ended December 31, 2023 from $23.1 million for the year ended December 31, 2022, primarily due to an increase in dividend income from our equity interests in ISLP and SLP. Other income decreased to approximately $10.6 million for the year ended December 31, 2023 from $15.1 million for the year ended December 31, 2022, primarily due to a decrease in upfront, commitment and amendment fees earned on certain investments. As of December 31, 2023, the weighted average yield of our investment portfolio increased to 13.0% from 11.4% as of December 31, 2022, at amortized cost.

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

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest and debt financing expenses	$80,008	$52,318	$51,345
Base management fee	36,095	34,669	34,888
Incentive fee	25,456	19,572	24,028
Professional fees	2,561	2,959	2,854
Directors fees	716	707	725
Other general and administrative expenses	7,981	5,777	5,038
Total expenses, before fee waivers	$152,817	$116,002	$118,878
Base management fee waiver	—	—	(4,837)
Incentive fee waiver	—	—	(4,519)
Total expenses, net of fee waivers	$152,817	$116,002	$109,522

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $80.0 million and $52.3 million for the years ended December 31, 2023 and 2022, respectively. Interest and debt financing expense for the year ended December 31, 2023 as compared to December 31, 2022 increased primarily due to rise in base rates of the variable rate debt and the usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the year ended December 31, 2023 was $1.4 billion compared to $1.3 billion for the year ended December 31, 2022.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for years ended December 31, 2023 and 2022 were 5.2% and 3.5%, respectively.

Interest and debt financing expenses on our borrowings totaled approximately $52.3 million and $51.3 million for the years ended December 31, 2022 and 2021, respectively. Interest and debt financing expense for the year ended December 31, 2022 as compared to December 31, 2021, increased primarily due to rise in base rates of the variable rate debt and the usage of our Sumitomo Credit Facility, offset by the termination of the JPM Credit Facility, retirement of the 2023 Notes, refinance of the 2019-1 Debt to more favorable rates and the sale of the 2018-1 Notes to the SLP between periods. The weighted average principal debt balance outstanding for the year ended December 31, 2022 was $1.3 billion compared to $1.6 billion for the year ended December 31, 2021. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) on our debt outstanding was 3.5% and 3.1% as of December 31, 2022 and 2021, respectively.

Management Fee

Management fee (net of waivers) increased to $36.1 million for the year ended December 31, 2023 from $34.7 million for the year ended December 31, 2022, primarily due to an increase in total assets throughout the year ended December 31, 2023 compared to the year ended December 31, 2022. Management fee waived for the years ended December 31, 2023 and 2022 were $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $34.7 million for the year ended December 31, 2022 from $30.1 million for the year ended December 31, 2021. Management fee decreased to $34.7 million for the year ended December 31, 2022 from $34.9 million for the year ended December 31, 2021, primarily due to a decrease in total assets throughout the year ended December 31, 2022 compared to the year ended December 31, 2021. Management fee waived for the years ended December 31, 2022 and 2021 were $0.0 million and $4.8 million, respectively. The decrease in management fee waived during the year ended December 31, 2022 compared to December 31, 2021, was due to a reduction of the Company's fee waiver.

Incentive Fee

Incentive fee (net of waivers) increased to $25.5 million for the year ended December 31, 2023 from $19.6 million for the year ended December 31, 2022 primarily due to an increase in pre-incentive fee net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the year ended December 31, 2023 and $0.0 million for the year ended December 31, 2022. For the year ended December 31, 2023 there were no incentive fees related to the GAAP Incentive Fee.

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

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $10.5 million for the year ended December 31, 2023 from $8.7 million for the year ended December 31, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $8.7 million for the year ended December 31, 2022 from $7.9 million for the year ended December 31, 2021, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net realized gain on investments	$27,601	$11,604	$31,274
Net realized loss on investments	(71,498)	(14,684)	(10,048)
Net realized gain on foreign currency transactions	-	5,589	632
Net realized loss on foreign currency transactions	(5,134)	(297)	(4,128)
Net realized gain on forward currency exchange contracts	1,836	20,934	40
Net realized loss on forward currency exchange contracts	(2,243)	(40)	(23,813)
Net realized loss on extinguishment of debt	-	(747)	(4,859)
Net realized gains (losses)	$(49,438)	$22,359	$(10,902)

Change in unrealized appreciation on investments	$90,702	$69,073	$65,152
Change in unrealized depreciation on investments	(61,232)	(79,755)	(49,180)
Net change in unrealized appreciation on investments	29,470	(10,682)	15,972
Unrealized appreciation on foreign currency translation	4,050	(3,644)	(936)
Unrealized appreciation on forward currency exchange contracts	(2,322)	(5,259)	27,935
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,728	(8,903)	26,999
Net change in unrealized appreciation	$31,198	$(19,585)	$42,971

For the years ended December 31, 2023, 2022 and 2021, we had net realized gains (losses) on investments of ($43.9) million, ($3.1) million and $21.2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we had net realized gains (losses) on foreign currency transactions of ($5.1) million, $5.3 million and ($3.5) million, respectively. For the years ended December 31, 2023, 2022 and 2021, we had net realized gains (losses) on forward currency contracts of ($0.4) million, $20.9 million and ($23.8) million, respectively, primarily as a result of settling EUR, GBP, AUD, NOK and CAD forward contracts.

For the year ended December 31, 2023, we had $90.7 million in unrealized appreciation on 82 portfolio company investments, which was offset by $61.2 million in unrealized depreciation on 67 portfolio company investments. Unrealized appreciation was primarily due to positive valuation adjustments. Unrealized depreciation for the year ended December 31, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

For the year ended December 31, 2022, we had $69.1 million in unrealized appreciation on 53 portfolio company investments, which was offset by $79.8 million in unrealized depreciation on 89 portfolio company investments. Unrealized depreciation for the year ended December 31, 2022 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized depreciation was primarily due to positive valuation adjustments.

For the years ended December 31, 2023, 2022 and 2021, we had unrealized appreciation on forward currency exchange contracts of ($2.3) million, ($5.3) million and $27.9 million, respectively. For the year ended December 31, 2023, unrealized appreciation on forward currency exchange contracts was primarily due to GBP forward contracts. For the year ended December 31, 2022, unrealized appreciation on forward currency exchange contracts was primarily due to EUR and GBP forward contracts. For the year ended December 31, 2021, unrealized appreciation on forward currency exchange contracts was primarily due to EUR and GBP forward contracts.

The following table summarizes the impact of foreign currency for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net change in unrealized appreciation on investments due to foreign currency	$5,125	$(5,211)	$(16,764)
Net realized gain (loss) on investments due to foreign currency	51	(9,419)	13,945
Net change in unrealized appreciation on foreign currency translation	4,050	(3,644)	(936)
Net realized gain (loss) on foreign currency transactions	(5,134)	5,292	(3,496)
Net change in unrealized appreciation on forward currency exchange contracts	(2,322)	(5,259)	27,935
Net realized gain (loss) on forward currency exchange contracts	(407)	20,894	(23,773)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$1,363	$2,653	$(3,089)

Included in total net gains (losses) on the consolidated statements of operations is gains (losses) of $4.1 million, ($13.0) million and ($7.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2023, 2022 and 2021, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.7) million, $15.6 million and $4.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.4 million, $2.7 million and ($3.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2023, 2022 and 2021, the net increase in net assets resulting from operations was $123.4 million $105.5 million and $119.8 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2023, 2022 and 2021, our per share net increase in net assets resulting from operations was $1.91, $1.63 and $1.86 respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, March 2026 Notes, October 2026 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 189.9% and 180.0%, respectively.

At December 31, 2023 and December 31, 2022, we had $112.5 million and $125.7 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2023, we had approximately $343.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2022, we had approximately $207.3 million of availability on our Sumitomo Credit Facility and $50.0 million of availability on our Revolving Advisor Loan, subject to existing terms and regulatory requirements.

For the year ended December 31, 2023, cash, foreign cash, restricted cash, and cash equivalents decreased by $13.2 million. During the year ended December 31, 2023, we provided $219.3 million in cash for operating activities. The increase in cash provided for operating activities was primarily related to the purchases of investments of $844.3 million, which was offset by proceeds from principal payments and sales of investments of $937.6 million and a net increase in assets resulting from operations of $123.4 million. During the year ended

December 31, 2023, we used $231.4 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $480.0 million, distributions paid during the period of $99.4 million, partially offset by borrowings of $348.0 million.

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

During the year ended December 31, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2022, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the year ended December 31, 2021, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2023, there have been no repurchases of common stock.

Debt

The Company’s outstanding borrowings as of December 31, 2023 and December 31, 2022 were as follows:

	As of December 31, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,229	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	297,522	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	296,182	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	311,000	311,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,263,500	$1,255,933	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of December 31, 2023, $10.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

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

2018‑1 Notes

On September 28, 2018 (the “2018‑1 Closing Date”), we, through BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018‑1 Notes”) are secured by a diversified portfolio of the 2018‑1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018‑1 Portfolio”). At the 2018‑1 Closing Date, the 2018‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018‑1 Notes. The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018‑1 Issuer in exchange for its sale to the 2018‑1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. At the time of the transaction, the Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were included in the consolidated financial statements. The Membership Interests were eliminated in consolidation.

On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018‑1 Notes to SLP, which resulted in the deconsolidation of the 2018‑1 Notes from the Company’s consolidated financial statements as further discussed in Note 3.

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between the 2018-1 Issuer, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

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

On December 27, 2021, the JPM Credit Facility was terminated.

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction” and together with the CLO Transaction, the “CLO Transactions”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate

Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

On June 15, 2023, the Company entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

The Loans and Class A‑1‑R, A‑2‑R, and B-R Notes are included in the consolidated financial statements of the Company. The $32.5 million of the Class B-R Notes, $25.0 million of the Class C-R Notes and Membership Interests retained by the Company are eliminated in consolidation.

The Company serves as portfolio manager of the 2019‑1 Issuer pursuant to a portfolio management agreement between the Company and the 2019‑1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period, pursuant to the indenture and loan agreement governing the 2019‑1 Notes and Loans, respectively, all principal collections received on the underlying collateral may be used by the 2019‑1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2019‑1 Issuer and in accordance with the 2019‑1 Issuer investment strategy and the terms of the indenture and loan agreement, as applicable.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2019‑1 Co-Issuers for so long as the 2019‑1 Debt remains outstanding.

The 2019‑1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2019‑1 Issuer.

As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2023, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.3 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2023 and December 31, 2022, there were $311.0 million and $443.0 million of borrowings under the Sumitomo Credit Facility.

Distribution Policy

The following table summarizes distributions declared during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
Feburuary 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
Total distributions declared			$4.34	$280,199

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

As of December 31, 2023, the Company had $266.1 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
9 Story Media Group Inc. - Revolver	4/30/2026	$441
A&R Logistics, Inc. - Revolver	5/5/2025	3,499
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	2,643
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,925
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	3,361
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	4,404
Caribou Bidco Limited - Delayed Draw	2/1/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	1,720
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	369
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Revolver	6/30/2029	1,102
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,341
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	4
Direct Travel, Inc. - Delayed Draw	10/2/2025	975
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	2,267
Element Buyer, Inc. - Revolver	7/19/2026	4,250
Forward Slope - Revolver	8/22/2029	4,146
Gills Point S - Revolver	5/17/2029	518
Gills Point S - Delayed Draw	5/17/2029	569
Grammer Purchaser, Inc. - Revolver	9/30/2024	159
GSP Holdings, LLC - Revolver	11/6/2025	2,267
Gulf Winds International - Revolver	12/16/2028	5,292
HealthDrive - Delayed Draw	8/20/2029	1,297
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,754
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2025	2,833

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	4,261
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	635
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	7,000
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	4,939
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Revolver	4/25/2028	1,595
MRHT - Delayed Draw	2/1/2029	5,595
MZR Buyer, LLC - Revolver	12/22/2026	2,257
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,859
OGH Bidco Limited - Delayed Draw	6/29/2029	5,017
Omni Intermediate - Revolver	11/30/2026	160
Parcel2Go - Delayed Draw	7/17/2028	35
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	6/25/2029	7,118
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,005
RoadOne - Delayed Draw	12/29/2028	1,707
RoadOne - Revolver	12/29/2028	4,119
RoC Opco LLC - Revolver	2/25/2025	10,241
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,991
Simplicity - Delayed Draw	12/2/2026	5,470
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	1,406
Spring Finco BV - Delayed Draw	7/15/2029	4,285
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	496
Taoglas - Revolver	2/28/2029	550
Taoglas - Delayed Draw	2/28/2029	3,636
TEI Holdings Inc. - Revolver	12/23/2025	4,528
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	6,398
V Global Holdings LLC - Revolver	12/22/2025	5,712
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,005
Walker Edison - Delayed Draw	3/31/2027	1,990
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,218
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,901
Whitcraft-Paradigm - Revolver	2/28/2029	2,048
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,592
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$266,115

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023.

As of December 31, 2022, the Company had $303.7 million of unfunded commitments under loan and financing agreements as follows (dollars in thousands):

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the Amended Advisory Agreement and the Administration Agreement.

In addition to the aforementioned agreements, we, our Advisor and Bain Capital Credit have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit Clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent other Bain Capital Credit Clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit Clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.

Recent Developments

Effective as of January 1, 2024, the Board appointed Amit Joshi as Chief Financial Officer of the Company.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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
•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
•
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

The following table shows the contractual maturities of our debt obligations as of December 31, 2023 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	311,000	—	311,000	—	—
Total Debt Obligations	$1,263,500	$—	$911,000	$—	$352,500

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. There have been no material quantitative changes in reported market risk exposures in comparison to the information reported in the prior year.

Assuming that the statement of financial condition as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(16,617)	$(6,635)	$(8,235)
Down 200 basis points	(33,234)	(13,270)	(16,470)
Down 300 basis points	(49,760)	(19,905)	(24,630)
Up 100 basis points	16,617	6,635	8,235
Up 200 basis points	33,234	13,270	16,470
Up 300 basis points	49,851	19,905	24,705

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are annexed to this Annual Report beginning on page 103.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2021, 2020, 2019, 2018, 2017, and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2020, 2019, 2018, 2017, and 2016 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the eight years in the period ended December 31, 2023, appearing on page 69 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Portfolio Investments – Certain Level 3 Portfolio Investments in Loans, Subordinated Debt, Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs

As described in Notes 2 and 4 to the consolidated financial statements, $2,119 million of the Company’s $2,298 million total investments at fair value as of December 31, 2023 represent level 3 portfolio investments for which significant unobservable inputs were used in developing the fair value. Management used the income approach and the market approach to determine the fair value of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests. As disclosed by management, management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate which are used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in the market approach is the comparable company multiple which is used to estimate the enterprise value of the underlying investment.

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
February 27, 2024

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016
Bain Capital Specialty Finance, Inc.
Bain Capital Private Credit

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	December 31, 2023	December 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,615,061 and $1,846,172, respectively)	$1,593,360	$1,774,947
Non-controlled/affiliate investment (amortized cost of $132,650 and $133,808, respectively)	147,971	173,400
Controlled affiliate investment (amortized cost of $554,123 and $439,958, respectively)	557,012	438,630
Cash and cash equivalents	42,995	30,205
Foreign cash (cost of $6,865 and $34,528, respectively)	6,405	29,575
Restricted cash and cash equivalents	63,084	65,950
Collateral on forward currency exchange contracts	7,613	9,612
Deferred financing costs	2,802	3,742
Interest receivable on investments	37,169	34,270
Receivable for sales and paydowns of investments	4,310	18,166
Prepaid Insurance	210	194
Unrealized appreciation on forward currency exchange contracts	—	62
Dividend receivable	9,417	13,681
Total Assets	$2,472,348	$2,592,434

Liabilities
Debt (net of unamortized debt issuance costs of $7,567 and $10,197, respectively)	$1,255,933	$1,385,303
Interest payable	13,283	12,130
Payable for investments purchased	11,453	34,292
Unrealized depreciation on forward currency exchange contracts	2,260	—
Base management fee payable	8,929	8,906
Incentive fee payable	7,327	9,216
Accounts payable and accrued expenses	9,581	2,954
Distributions payable	27,116	23,242
Total Liabilities	1,335,882	1,476,043

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	65	65
Paid in capital in excess of par value	1,168,384	1,168,384
Total distributable loss	(31,983)	(52,058)
Total Net Assets	1,136,466	1,116,391
Total Liabilities and Total Net Assets	$2,472,348	$2,592,434

Net asset value per share	$17.60	$17.29

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$184,921	$138,984	$153,703
Dividend income	62	634	514
PIK income	20,536	13,495	4,475
Other income	10,561	15,091	6,173
Total investment income from non-controlled/non-affiliate investments	216,080	168,204	164,865

Investment income from non-controlled/affiliate investments:
Interest from investments	9,890	7,470	1,818
Dividend income	4,815	4,109	—
PIK income	2,308	1,542	5,622
Total investment income from non-controlled/affiliate investments	17,013	13,121	7,440

Investment income from controlled affiliate investments:
Interest from investments	33,739	19,819	11,822
Dividend income	30,957	18,401	12,601
PIK income	—	—	666
Total investment income from controlled affiliate investments	64,696	38,220	25,089
Total investment income	297,789	219,545	197,394

Expenses
Interest and debt financing expenses	80,008	52,318	51,345
Base management fee	36,095	34,669	34,888
Incentive fee	25,456	19,572	24,028
Professional fees	2,561	2,959	2,854
Directors fees	716	707	725
Other general and administrative expenses	7,981	5,777	5,038
Total expenses before fee waivers	152,817	116,002	118,878
Base management fee waiver	—	—	(4,837)
Incentive fee waiver	—	—	(4,519)
Total expenses, net of fee waivers	152,817	116,002	109,522
Net investment income before taxes	144,972	103,543	87,872
Income tax expense, including excise tax	3,357	837	134
Net investment income	141,615	102,706	87,738

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	(62,903)	(1,725)	25,084
Net realized gain (loss) on non-controlled/affiliate investments (net of taxes of $4,064, $0 and $0, respectively)	19,006	(1,355)	—
Net realized loss on controlled affiliate investments	—	—	(3,858)
Net realized gain (loss) on foreign currency transactions	(5,134)	5,292	(3,496)
Net realized gain (loss) on forward currency exchange contracts	(407)	20,894	(23,773)
Net realized loss on extinguishment of debt	—	(747)	(4,859)
Net change in unrealized appreciation on foreign currency translation	4,050	(3,644)	(936)
Net change in unrealized appreciation on forward currency exchange contracts	(2,322)	(5,259)	27,935
Net change in unrealized appreciation on non-controlled/non-affiliate investments	49,524	(50,309)	(568)
Net change in unrealized appreciation on non-controlled/affiliate investments	(24,271)	27,190	12,576
Net change in unrealized appreciation on controlled affiliate investments	4,217	12,437	3,964
Total net gains (losses)	(18,240)	2,774	32,069
Net increase in net assets resulting from operations	$123,375	$105,480	$119,807

Basic and diluted net investment income per common share	$2.19	$1.59	$1.36
Basic and diluted increase in net assets resulting from operations per common share	$1.91	$1.63	$1.86
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Operations:
Net investment income	$141,615	$102,706	$87,738
Net realized gain (loss)	(49,438)	22,359	(10,902)
Net change in unrealized appreciation	31,198	(19,585)	42,971
Net increase in net assets resulting from operations	123,375	105,480	119,807
Stockholder distributions:
Distributions from distributable earnings	(103,300)	(89,095)	(87,805)
Net decrease in net assets resulting from stockholder distributions	(103,300)	(89,095)	(87,805)
Capital share transactions:
Total increase in net assets	20,075	16,385	32,002
Net assets at beginning of year	1,116,391	1,100,006	1,068,004
Net assets at end of year	$1,136,466	$1,116,391	$1,100,006

Net asset value per common share	$17.60	$17.29	$17.04
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$123,375	$105,480	$119,807
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(844,251)	(1,404,088)	(1,177,339)
Proceeds from principal payments and sales of investments	937,648	988,084	1,399,163
Net realized (gain) loss from investments	43,897	3,080	(21,226)
Net realized (gain) loss on foreign currency transactions	5,134	(5,292)	3,496
Net realized loss on extinguishment of debt	—	747	4,859
Net change in unrealized appreciation on forward currency exchange contracts	2,322	5,259	(27,935)
Net change in unrealized appreciation on investments	(29,470)	10,682	(15,972)
Net change in unrealized appreciation on foreign currency translation	(4,050)	3,644	936
Increase in investments due to PIK	(22,844)	(15,037)	(10,763)
Accretion of discounts and amortization of premiums	(5,329)	(4,934)	(5,674)
Amortization of deferred financing costs and debt issuance costs	3,570	3,896	5,731
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	1,999	(6,797)	2,119
Interest receivable on investments	(2,899)	(15,001)	(3,549)
Prepaid Insurance	(16)	(1)	(193)
Dividend receivable	4,264	4,716	(10,808)
Interest payable	1,153	5,072	(1,165)
Base management fee payable	23	114	2,503
Incentive fee payable	(1,889)	4,489	928
Accounts payable and accrued expenses	6,627	(943)	636
Net cash provided by (used in) operating activities	219,264	(316,830)	265,554

Cash flows from financing activities
Borrowings on debt	348,000	792,747	1,425,050
Repayments on debt	(480,000)	(462,247)	(1,461,826)
Payments of financing costs	—	(4,366)	—
Payments of debt issuance costs	—	—	(14,053)
Stockholder distributions paid	(99,426)	(87,804)	(87,805)
Net cash provided by (used in) financing activities	(231,426)	238,330	(138,634)
Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(12,162)	(78,500)	126,920
Effect of foreign currency exchange rates	(1,084)	649	(5,041)
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	125,730	203,581	81,702
Cash, foreign cash, restricted cash and cash equivalents, end of year	$112,484	$125,730	$203,581

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$75,285	$43,350	$46,780
Cash paid for income taxes, including excise taxes during the period	$1,216	$134	$237
Supplemental disclosure of non-cash information:
Debt investment sold by the Company to ISLP	$—	$—	$317,077
Company investment into ISLP in exchange for investments sold	$—	$—	$128,970
Company investment into Bain Capital Senior Loan Program, LLC	$—	$5,584	$—
Deconsolidation of BCC Middle Market CLO 2018-1 LLC
Disposition of assets	$—	$470,616	$—
Reduction of liabilities	$—	$(390,448)	$—

	As of December 31,
	2023	2022	2021
Cash	$42,995	$30,205	$87,443
Restricted cash	63,084	65,950	86,159
Foreign cash	6,405	29,575	29,979
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$112,484	$125,730	$203,581

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)(26)	Second Lien Senior Secured Loan	SOFR	7.89% PIK	13.20%	10/9/2026	$6,630	6,600	5,437
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	9.79%	10/9/2025	$16,100	16,059	13,685
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	8/22/2029	$6,201	6,051	6,046
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.23%	8/22/2029	$23,634	23,060	23,043
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.17%	8/22/2029	$4,738	4,529	4,516
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.24%	8/22/2029	$19,950	19,653	19,451
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.25%	11/6/2025	$35,241	35,429	33,567
GSP Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.25%	11/6/2025	$2,306	2,292	2,088
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	1,044
Kellstrom Commercial Aerospace, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (0.75% PIK)	12.17%	7/1/2025	$29,630	29,313	28,889
Kellstrom Commercial Aerospace, Inc. (2)(3)(15)(19)(23)(26)	First Lien Senior Secured Loan - Revolver	P	5.61% (0.50% PIK)	14.61%	7/1/2025	$47	46	(61)
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	13.02%	10/19/2026	$7,532	7,420	6,879
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	14.05%	10/19/2026	$34,143	33,752	31,924
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,242
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	2,359
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.96%	6/30/2028	$14,735	14,464	14,735
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	11.01%	7/23/2029	$26,329	26,085	26,329
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(39)	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.35%	2/15/2029	$11,912	11,805	11,912
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.35%	2/28/2029	$146	128	146
Aerospace & Defense Total							$241,619	$233,231	20.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$5,112	5,060	5,112
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$15,772	15,535	15,772
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$19,695	19,390	19,695
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	5/12/2028	$98	97	97
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.38%	5/17/2029	$12,632	12,632	12,632
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/17/2029	$—	—	—
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.10%	12.51%	5/17/2029	$692	682	692
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	213
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.96%	11/1/2028	$12,128	12,023	12,128
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.96%	11/1/2028	$343	315	343
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	9/9/2025	$12,073	12,015	12,073
JHCC Holdings, LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/9/2025	$—	(22)	—
Automotive Total							$77,911	$78,757	6.9%

Banking, Finance, Insurance & Real Estate
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.63%	11.09%	4/25/2028	$2,626	2,611	2,600
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.96%	4/25/2028	$2,218	2,164	2,196
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.46%	4/25/2028	$532	509	510
Banking, Finance, Insurance & Real Estate Total							$5,284	$5,306	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.50% (4.00% PIK)	16.14%	5/24/2028	$12,912	12,672	12,653
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(31)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028	$—	(34)	(39)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	102
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,505
Beverage, Food & Tobacco Total							$18,099	$19,228	1.7%

Capital Equipment
AXH Air Coolers (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(71)	(73)
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.19%	10/31/2029	$1,101	1,047	1,046
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.19%	10/31/2029	$27,992	27,719	27,712
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	3,417
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$12,097	11,898	12,097
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.47%	12/22/2027	$8,000	7,866	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,462	5,415	5,298
Capital Equipment Total							$58,710	$57,960	5.1%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.19%	8/10/2028	$7,212	7,032	7,032
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027	€99	102	102
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$5,803	5,720	5,614
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.21%	12/22/2025	$3,978	3,881	3,663
Chemicals, Plastics & Rubber Total							$16,735	$16,411	1.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$23,734	22,545	22,073
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$2,331	2,208	2,167
Chase Industries, Inc. (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/12/2025	$—	(224)	(120)
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,040
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,672
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	169	220
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	12.65%	8/16/2027	$896	885	896
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	724
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.11% (1.00% PIK)	12.47%	8/16/2027	$11,689	11,689	11,689
Service Master (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.00% (1.00% PIK)	12.50%	8/16/2027	$11,537	11,392	11,537
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.48%	10/31/2025	$4,970	4,968	4,970
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	10.48%	10/31/2025	$16,962	16,911	16,962
YLG Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	(26)	—
Construction & Building Total							$71,731	$73,830	6.5%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	6/6/2024	$11,329	11,197	11,329
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.56%	3/31/2028	$11,434	11,256	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.44%	5/30/2028	$8,915	8,776	8,759
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	376
TLC Purchaser, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	14.15%	10/13/2025	$37,562	37,149	35,214
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.51%	11.86%	10/13/2025	$3,123	3,031	2,528
Consumer Goods: Durable Total							$72,630	$69,640	6.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,004
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.26%	14.61%	8/22/2028	$12,613	12,347	12,613
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.95%	2/25/2025	$14,887	14,799	14,887
RoC Opco LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/25/2025	$—	(42)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.97%	12/15/2025	$14,016	14,028	13,350
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	12/15/2025	$30,435	30,435	28,989
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.97%	12/15/2025	$11,344	11,343	11,344
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	11.00%	3/26/2026	$1,678	1,657	1,653
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	11.00%	3/26/2026	$37,287	36,991	36,728
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	11.00%	3/26/2025	$3,043	3,030	2,958
Consumer Goods: Non-Durable Total							$125,527	$123,526	10.9%

Consumer Goods: Wholesale
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	434
WSP (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.40% (0.75% PIK)	12.53%	4/27/2027	$5,521	5,449	4,748
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(5)	(63)
Consumer Goods: Wholesale Total							$8,558	$5,119	0.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.64%	12/29/2027	$4,042	3,983	3,900
ASP-r-pac Acquisition Co LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/29/2027	$—	(43)	(114)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.23%	6/28/2028	$12,887	12,346	11,941
Containers, Packaging & Glass Total							$16,286	$15,727	1.4%

Energy: Electicity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	11.13%	11/19/2027	$1,425	1,402	1,410
WCI Gigawatt Purchaser (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/19/2027	$—	(47)	(19)
WCI Gigawatt Purchaser (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	11.14%	11/19/2027	$—	(47)	(32)
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	11.14%	11/19/2027	$3,465	3,431	3,431
Energy: Electicity Total							$4,739	$4,790	0.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	6/25/2029	£987	1,149	1,256
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£68	82	86
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029	€27	28	30
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,161
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.48%	9/7/2029	$25,714	25,495	25,714
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.48%	9/7/2029	$11,429	11,339	11,429
Titan Cloud Software, Inc (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028	$—	(45)	—
Environmental Industries Total							$41,580	$42,676	3.8%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.96%	12/23/2026	$865	854	857
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	12/23/2026	$1,490	1,478	1,475
Allworth Financial Group, L.P. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2026	$—	(9)	(24)
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.20%	6/30/2029	$320	317	320
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	15	294	325
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	2,341	2,357	2,626
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.70%	8/1/2028	$3,825	3,746	3,825
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	8/1/2028	$7,667	7,478	7,667
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029	£295	368	376
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.23%	10/4/2027	$9,304	9,304	9,304
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.23%	10/4/2027	$2,349	2,342	2,349
FIRE: Finance Total							$28,529	$29,100	2.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.23%	12/19/2024		$16,497	16,426	16,497
Margaux Acquisition Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.29%	12/19/2025		$—	(9)	—
Margaux UK Finance Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	11.06%	12/19/2024		£—	(2)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	11.06%	12/19/2024		£7,396	9,603	9,415
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/16/2025		$—	—	—
MRHT (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029		€—	(23)	(28)
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.72%	2/1/2029		€956	1,019	1,050
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		€32	36	35
Simplicity (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.40%	11.75%	12/2/2026		$16,641	16,222	16,392
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/2/2026		$—	(131)	(82)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	(35)	(22)
FIRE: Insurance Total								$43,106	$43,257	3.8%

Healthcare & Pharmaceuticals
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—		32	3,162	2,951
Apollo Intelligence (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028		$15,232	15,145	15,156
Apollo Intelligence (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.12%	6/1/2028		$4,565	4,512	4,529
Apollo Intelligence (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/1/2028		$—	(71)	(48)
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	—
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	3/3/2025		$34,417	34,334	34,416
CPS Group Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.71%	3/3/2025		$592	578	592
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£6	8	8
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£121	165	155
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	9.33%	9/30/2026		$9,523	9,520	7,713
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.46%	8/20/2029		$1,928	1,928	1,928
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.43%	8/20/2029		$271	268	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	—	—
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029		$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	2,062
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€226	250	243
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.90%	5/28/2026		€132	143	142
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.61%	1/2/2025		$7,069	7,028	6,963
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.61%	1/2/2025		$1,916	1,906	1,888
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.96%	6/16/2028		$8,606	8,499	8,606
Sunmed Group Holdings, LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	(11)	—
Healthcare & Pharmaceuticals Total								$91,171	$87,604	7.7%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029		£80	98	102
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.71%	4/1/2025		$3,816	3,796	3,816
Applitools (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028		$—	(25)	(60)
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.61%	5/25/2029		$17,360	17,236	17,056
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2,136	1,606	1,576
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.75%	12.32%	5/6/2027		$11,179	11,033	11,179
Appriss Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027		$—	(8)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,107	1,126
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		2	1,844	1,876
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	507	516
CB Nike IntermediateCo Ltd (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025		$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—		4,408	5,360	5,504
Cloud Technology Solutions (CTS) (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.00% (4.00% PIK)	13.19%	1/3/2030		£8,247	10,007	10,499
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		3,345	3,345	4,295
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.46%	7/19/2026		$878	878	878
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.46%	7/19/2026		$36,242	36,327	36,242
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026		$—	(6)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		896	896	840
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.60%	4/25/2027		$7,439	7,384	7,365
Eleven Software (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.46%	9/25/2026		$1,488	1,479	1,473
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.75%	10.37%	9/30/2026	AUD	81	55	55
Gluware (14)(19)(25)	Warrants	—	—	—	—		4,307	478	511
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$20,604	20,146	19,367
Gluware (18)(19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$5,599	5,555	5,487
NearMap (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029		$—	(78)	—
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.61%	12/9/2029		$11,601	11,393	11,601
Onventis (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030		€8,919	9,596	9,845
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,431	1,472
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.21%	4/15/2027		$5,304	5,267	5,171
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.25%	4/15/2027		$2,009	1,996	1,959

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.20%	4/15/2027		$335	327	302
SAM (19)(26)	First Lien Senior Secured Loan	—	12.75% PIK	12.75%	5/9/2028		$33,699	33,481	33,447
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(18)	(92)
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(18)	(92)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,196
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.88%	3/6/2028		$2,734	2,692	2,639
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		1	2,123	1,414
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		1	2,123	1,414
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€92	98	100
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$128	127	125
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$262	260	256
Ventiv Holdco, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.60% (1.00% PIK)	11.95%	9/3/2025		$13,902	13,834	13,902
Ventiv Holdco, Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.60% (1.00% PIK)	11.95%	9/3/2025		$681	662	681
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		28	2,833	2,307
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.87%	3/10/2025	DKK	570	93	84
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.54%	3/10/2025	NOK	740	93	73
High Tech Industries Total								$218,876	$217,507	19.2%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.50%	12.97%	2/1/2027		$14,193	13,971	13,270
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029		$6,761	6,650	6,761
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.25%	4/2/2029		$3,798	3,715	3,798
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/31/2028		$—	(35)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	1/19/2027		$9,925	9,686	9,925
Pyramid Global Hospitality (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2027		$—	(80)	—
Saltoun (7)(14)(18)(19)(26)(29)	First Lien Senior Secured Loan	—	13.75% PIK	13.75%	4/11/2028		$5,183	5,011	2,747
Saltoun (7)(14)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	13.75% PIK	13.75%	4/11/2028		$1,479	1,430	784
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$339	339	339
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$291	291	291
Saltoun (19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$1,108	1,108	1,108
Hotel, Gaming & Leisure Total								$42,086	$39,023	3.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	3/3/2030		£4,412	5,269	5,617
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€15,081	15,684	16,648
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€3,346	3,547	3,694
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	11.36%	4/30/2026	AUD	98	76	67
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.47%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$27,442	$28,892	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028		$1,443	1,432	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.39%	8/31/2028		€1,300	1,423	1,435
Media: Broadcasting & Subscription Total								$2,855	$2,878	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.25%	10.67%	4/30/2026	CAD	90	66	68
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.74%	4/30/2026	CAD	1,279	991	966
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.21%	4/30/2026		€579	613	639
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028		$4,971	4,971	4,822
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.50% PIK)	14.45%	12/31/2025		$11,099	10,103	7,408
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.50% PIK)	14.45%	12/31/2025		$17,101	15,537	11,415
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.00% (1.50% PIK)	11.95%	12/31/2025		$111	111	111
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028		$4,065	3,990	3,943
Media: Diversified & Production Total								$36,382	$29,372	2.6%

Media: Publishing
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029		£2,217	2,592	2,430
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029		£139	164	168
Media: Publishing Total								$2,756	$2,598	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	29	27	21
New Look Vision Group (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/26/2026	CAD	—	(16)	(46)
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	55	44	41
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	11.50%	5/26/2028		$383	383	374
Thrasio, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	9.26%	14.61%	12/18/2026		$12,335	11,152	4,934
Retail Total								$11,590	$5,324	0.5%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,454
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.79%	6/16/2025		$7,810	7,739	7,373
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.79%	6/16/2025		$2,246	2,229	2,121
Avalon Acquiror, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028		$14,427	14,316	14,030
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.62%	3/10/2028		$5,042	4,909	4,811
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	8,443
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.56%	7/10/2028		£784	1,059	997
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029		£16	20	20
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/7/2028		$213	211	213
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	343
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	13.12%	6/1/2028		$1,511	1,498	1,496
Darcy Partners (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	(3)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	4,318
iBanFirst (6)(19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€3,194	3,295	3,526
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€92	96	101
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€3,357	3,412	3,705
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	20,328
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.13%	1/31/2029		$20,000	19,729	20,000
ImageTrend (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(51)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028		£313	407	413
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028		£112	145	148
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	772

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
masLabor (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.83%	7/1/2027		$8,405	8,228	8,405
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,447
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028		£123	168	156
Parcel2Go (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028		£39	51	44
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	2,231
Parcel2Go (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028		£126	171	150
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.60%	9.95%	3/3/2027		$1,037	1,024	1,037
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2026		$—	(55)	—
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	11.57%	11/23/2028		$12,508	12,326	12,383
Smartronix (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(88)	(63)
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.59%	11/23/2028		$3,697	3,607	3,660
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.76%	11/23/2028		$8,209	8,009	8,127
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.21%	2/17/2026		€6,805	8,145	7,512
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.76%	12/23/2026		$24,925	24,712	24,925
TEI Holdings Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2025		$—	(40)	—
Services: Business Total								$154,646	$167,623	14.7%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	586
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.21%	12/22/2026		$11,903	11,766	11,903
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.18%	12/22/2026		$2,952	2,900	2,952
Surrey Bidco Limited (6)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.46%	5/11/2026		£61	68	62
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.15%	7/12/2024	AUD	206	143	140
Services: Consumer Total								$15,675	$15,643	1.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	3,822	3,851	5,040
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—	124	1	—
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—	177	2	—
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (4.00% PIK)	14.49%	3/22/2026	$32,879	32,724	32,879
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.46%	7/17/2028	$12,163	11,964	12,041
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.42%	7/17/2028	$7,261	7,128	7,139
Meriplex Communications, Ltd. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	10.42%	7/17/2028	$—	(43)	(28)
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,999
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	12.60%	2/28/2029	$10,080	9,986	9,727
Taoglas (2)(3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(127)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	12.61%	2/28/2029	$807	807	760
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.60%	2/28/2029	$453	441	437
Telecommunications Total							$69,120	$69,867	6.1%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$2,374	2,359	2,362
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.98%	5/5/2025	$2,661	2,651	2,661
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$5,852	5,824	5,823
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$12,978	12,899	12,913
A&R Logistics, Inc. (3)(15)(19)(24)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.45%	5/5/2025	$2,597	2,514	2,567
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	701
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	166
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	546
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	10	792	1,009
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	9/30/2024	$3,790	3,730	3,790
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.85%	10.21%	9/30/2024	$591	591	591
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.46%	12/16/2028	$12,128	11,808	12,127
Gulf Winds International (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/16/2028	$—	(131)	—
Omni Intermediate (15)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	11/23/2026	$1,662	1,657	1,662
Omni Intermediate (3)(15)(19)(22)	First Lien Senior Secured Loan - Revolver	P	4.00%	12.50%	11/30/2026	$572	572	572
Omni Intermediate (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.54%	12/30/2027	$8,770	8,768	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	2,060
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$12,128	11,808	12,128
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.72%	12/29/2028	$267	157	267
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.72%	12/29/2028	$948	902	948
Transportation: Cargo Total							$69,751	$71,664	6.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.28%	5/1/2029	$15,406	15,114	15,406
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	5/1/2029	$843	843	843
Toro Private Investments II, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3,090	3,090	—
Transportation: Consumer Total							$19,047	$16,249	1.4%

Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	7/6/2028	$14,212	14,066	12,436
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.57%	7/6/2028	$2,018	1,988	1,766
Abracon Group Holding, LLC. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/6/2028	$—	(31)	(278)
Blackbird Purchaser, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.86%	12/19/2030	$5,418	5,418	5,418
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	639
SureWerx (3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(26)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.11%	12/29/2028	$577	554	577
Wholesale Total							$22,620	$20,558	1.8%
Non-Controlled/Non-Affiliate Investments Total							$1,615,061	$1,593,360	140.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	7,516
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	7,072	5,308	4,817
Aerospace & Defense Total								$9,150	$12,333	1.1%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	12,801
Beverage, Food & Tobacco Total								$6,732	$12,801	1.1%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	421
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.85% PIK	12.21%	3/31/2027		$5,972	5,972	5,972
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.35% PIK	11.71%	3/31/2027		$3,182	3,182	3,182
Walker Edison (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/31/2027		$—	—	—
Walker Edison (10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	12.21%	3/31/2027		$821	821	821
Consumer Goods: Durable Total								$15,567	$10,396	0.9%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	1
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		3,618	1,106	3,498
Energy: Oil & Gas Total								$1,107	$3,499	0.3%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products	—	—	—	10/20/2030		25,635	24,050	22,618
FIRE: Finance Total								$24,050	$22,618	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest	—	—	—	—		68	—	10,280
Direct Travel, Inc. (10)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$59,944	59,944	59,944
Direct Travel, Inc. (10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$3,500	3,500	3,500
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.65%	12.00%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)(26)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$1,782	1,782	1,782
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	SOFR	6.15%	11.50%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15%	11.50%	10/2/2025		$5,775	5,775	5,775
Transportation: Consumer Total								$76,044	$86,324	7.6%
Non-Controlled/Affiliate Investments Total								$132,650	$147,971	13.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,944
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	6/2/2024	$8,013	8,012	6,619
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	89,295	89,294	88,419
Aerospace & Defense Total							$110,285	$105,982	9.3%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	810	810
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	35	34,875	34,875
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$35,685	$35,685	3.1%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$115,995	115,995	115,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(1,793)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	(379)
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.55%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	66,140
Investment Vehicles Total							$372,943	$370,692	32.7%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	34,899	35,210	44,653
Transportation: Cargo Total							$35,210	$44,653	3.9%
Controlled Affiliate Investments Total							$554,123	$557,012	49.0%
Investments Total							$2,301,834	$2,298,343	202.2%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	5.25%	—	$19,292	19,292	19,292
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	5.25%	—	$54,378	54,378	54,378
Cash Equivalents Total							$73,670	$73,670	6.5%
Investments and Cash Equivalents Total							$2,375,504	$2,372,013	208.7%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 78	EURO 0	Bank of New York Mellon	1/18/2024	$77
US DOLLARS 367	EURO 0	Bank of New York Mellon	1/24/2024	366
US DOLLARS 1,082	NORWEGIAN KRONE 2,060	Citibank	1/26/2024	879
US DOLLARS 10	EURO 0	Bank of New York Mellon	2/7/2024	(10)
US DOLLARS 1,990	AUSTRALIAN DOLLARS 3,080	Bank of New York Mellon	2/12/2024	(113)
US DOLLARS 9,711	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	3/5/2024	167
US DOLLARS 41	POUND STERLING 0	Bank of New York Mellon	3/5/2024	(41)
US DOLLARS 1,866	CANADIAN DOLLAR 2,440	Bank of New York Mellon	3/5/2024	15
US DOLLARS 52,372	EURO 48,560	Bank of New York Mellon	3/5/2024	(1,407)
US DOLLARS 40	POUND STERLING 0	Bank of New York Mellon	3/15/2024	(40)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(213)
US DOLLARS 94	POUND STERLING 0	Bank of New York Mellon	6/21/2024	94
US DOLLARS 356	POUND STERLING 0	Bank of New York Mellon	6/24/2024	360
US DOLLARS 6,998	POUND STERLING 5,830	Citibank	6/24/2024	(427)
US DOLLARS 10,567	POUND STERLING 8,290	Bank of New York Mellon	8/5/2024	9
US DOLLARS 1,338	CANADIAN DOLLAR 1,790	Bank of New York Mellon	12/13/2024	(19)
US DOLLARS 30,865	POUND STERLING 25,560	Citibank	1/9/2025	(1,765)
US DOLLARS 4,483	EURO 4,000	Bank of New York Mellon	1/9/2025	(9)
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	(115)
US DOLLARS 5,371	EURO 5,000	Bank of New York Mellon	6/13/2025	(280)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	203
				$(2,260)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,136,466 as of December 31, 2023.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 29.14% of the Company’s total assets.
(7)
Loan was on non-accrual status as of December 31, 2023.
(8)
Unrealized appreciation on forward currency exchange contracts.
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
(22)
$188 of the total par amount for this security is at SOFR+ 5.15%.
(23)
$36 of the total par amount for this security is at SOFR+ 6.26% (0.50% PIK).
(24)
$147 of the total par amount for this security is at P+ 5.00%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $412,880 or 36.34% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Middle Market CLO 2018-1, LLC	2/28/2022
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Direct Travel, Inc.	10/2/2020
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021

Investment	Acquisition Date
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
Service Master	8/16/2021
Service Master	7/15/2021
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Toro Private Investments II, L.P.	4/2/2019
Utimaco	6/28/2022
Ventiv Topco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Assets or a portion thereof are held within the BCSF Complete Financing Solution Holdco LLC.
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)
Cash equivalents include $52,802 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	L	4.25%	8.98%	10/9/2025	$16,269	16,206	13,504
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	L	8.25%	12.98%	10/9/2026	$6,540	6,503	5,265
GSP Holdings, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (0.25% PIK)	10.48%	11/6/2025	$35,352	35,459	33,054
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	5.75% (0.25% PIK)	10.24%	11/6/2025	$4,550	4,528	4,254
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest		—	—	—	1	1,963	894
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.88%	7/1/2025	$29,898	29,611	28,403
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.25% (0.5% PIK)	11.25%	7/1/2025	$1,173	1,136	960
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	7.50%	11.96%	10/18/2026	$4,017	3,864	3,465
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	L	4.50% (4.00% PIK)	12.72%	10/18/2026	$33,012	32,502	31,197
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	1,417	1,417	1,362
Robinson Helicopter (14)(19)(25)	Equity Interest		—	—	—	1,592	1,592	1,710
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$26,272	25,716	25,878
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/22/2029	$56,867	56,299	56,867
Saturn Purchaser Corp. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/22/2029	$—	(46)	—
Whitcraft LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$28,686	28,651	28,686
Whitcraft LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.00%	11.25%	4/3/2023	$1,450	1,448	1,450
WP CPP Holdings, LLC. (15)(19)	Second Lien Senior Secured Loan	L	7.75%	12.17%	4/30/2026	$11,724	11,659	9,438
Aerospace & Defense Total							$258,508	$246,387	22.1%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$4,999	4,937	4,949
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$15,424	15,144	15,270
American Trailer Rental Group (19)(26)	Subordinated Debt		9.00% (2.00% PIK)	11.00%	12/1/2027	$19,261	18,889	19,068
Cardo (6)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$98	97	98
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$19,522	19,327	19,327
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	11.18%	11/1/2028	$343	310	309
JHCC Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	9/9/2025	$8,332	8,309	8,145
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$21,263	21,108	20,785
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	11.17%	9/9/2025	$1,746	1,719	1,682
Automotive Total							$89,840	$89,633	8.0%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	4/25/2028	$815	787	783
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.23%	4/25/2028	$2,659	2,641	2,619
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.48%	4/25/2028	$896	832	863
Banking, Finance, Insurance & Real Estate Total							$4,260	$4,265	0.4%

Beverage, Food & Tobacco
NPC International, Inc. (14)(19)(25)(27)	Equity Interest		—	—	—	342	512	35
Beverage, Food & Tobacco Total							$512	$35	0.0%

Capital Equipment
ClockSpring (15)(19)(26)	Second Lien Senior Secured Loan	SOFR	6.50% (5.00% PIK)	16.08%	8/1/2025	$5,301	5,217	5,248
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest		—	—	—	1,419	1,419	661
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.18%	7/6/2028	$12,219	11,987	11,975
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity		—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.75%	12/22/2027	$8,000	7,843	7,860
TCFIII Owl Finance, LLC (19)	Subordinated Debt		12.00%	12.00%	1/30/2027	$4,841	4,782	4,635
Capital Equipment Total							$31,248	$30,379	2.7%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	L	4.75%	8.97%	8/10/2028	$7,287	7,076	7,069
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$5,862	5,761	5,642
V Global Holdings LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/22/2025	$—	(147)	(363)
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027	€100	103	103
Chemicals, Plastics & Rubber Total							$12,793	$12,451	1.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	7.00% PIK	11.73%	5/12/2025	$1,335	1,334	1,114
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	L	7.00% PIK	11.73%	5/12/2025	$14,122	14,095	11,792
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest		—	—	—	1	12	630
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity		—	—	—	120	1,202	1,545
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€2,087	2,274	2,139
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€677	768	694
Regan Development Holdings Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.29%	4/18/2023	€6,335	6,888	6,477
Service Master (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.94%	8/16/2027	$7,030	6,677	6,746
Service Master (15)(19)	First Lien Senior Secured Loan	L	7.50%	12.99%	8/16/2027	$926	911	926
Service Master (14)(19)(25)	Equity Interest		—	—	—	350	350	426
Service Master (15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	12.94%	8/16/2027	$21,923	21,923	21,923
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$27,151	27,067	27,151
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.00%	9.21%	10/31/2025	$5,022	5,017	5,022
YLG Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	(40)	—
Construction & Building Total							$88,478	$86,585	10.7%

Consumer Goods: Durable
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.73%	6/6/2024	$21,475	21,053	21,206
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$11,434	11,232	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	12.95%	5/30/2028	$8,915	8,756	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest		—	—	—	1,281	1,221	—
TLC Purchaser, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$35,621	35,007	27,874
TLC Purchaser, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.77%	10/13/2025	$7,693	7,549	5,622
Consumer Goods: Durable Total							$84,818	$75,051	6.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest		—	—	—	939	939	1,083
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$15,125	14,753	15,125
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	L	8.50%	12.73%	2/25/2025	$15,041	14,882	15,041
RoC Opco LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	8.50%	12.45%	2/25/2025	$2,731	2,653	2,731
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.43%	9/9/2023	$14,165	14,165	14,094
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$30,762	30,762	30,608
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	3.55%	9.08%	9/9/2023	$5,950	5,941	5,950
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	10.23%	3/26/2026	$1,700	1,674	1,598
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$37,677	37,272	35,417
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.50%	10.23%	3/26/2025	$2,930	2,906	2,592
Consumer Goods: Non-Durable Total							$125,947	$124,239	11.1%

Consumer Goods: Wholesale
WSP Initial Term Loan (15)(19)(29)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,002	5,905	5,477
WSP Initial Term Loan (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	4/27/2027	$—	(8)	(157)
WSP LP Interest (14)(19)(25)	Equity Interest		—	—	—	2,898	2,898	1,506
WSP Revolving Loan (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	6.25%	10.63%	4/27/2027	$47	40	8
Consumer Goods: Wholesale Total							$8,835	$6,834	0.6%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$4,083	4,013	4,032
ASP-r-pac Acquisition Co LLC (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/29/2027	$—	(54)	(41)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$13,017	12,379	11,871
Containers, Packaging & Glass Total							$16,338	$15,862	1.4%

Energy: Oil & Gas
Amspec Services, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$2,770	2,751	2,770
Amspec Services, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$32,990	32,858	32,990
Amspec Services, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	3.75%	11.25%	7/2/2024	$1,204	1,186	1,204
Energy: Oil & Gas Total							$36,795	$36,964	3.3%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£68	82	82
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€27	28	29
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Reconomy (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/24/2029		£—	(75)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest		—	—	—		3,226	3,226	3,226
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.05%	9/7/2029		$25,714	25,464	25,457
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	9/7/2029		$—	(108)	(114)
Titan Cloud Software, Inc (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/7/2028		$—	(54)	(57)
Environmental Industries Total								$28,488	$28,623	2.6%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026		$1,505	1,490	1,460
Allworth Financial Group, L.P. (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026		$874	861	848
Allworth Financial Group, L.P. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/23/2026		$—	(12)	(73)
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.50%	8.06%	9/30/2026	AUD	81	55	55
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	9.19%	8/1/2028		$3,825	3,733	3,729
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest		—	—	—		2,190	2,191	2,190
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£328	409	396
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.75%	10/2/2025		$2,373	2,364	2,373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.41%	10/2/2025		$9,399	9,399	9,399
FIRE: Finance Total								$20,490	$20,377	1.8%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	9.49%	12/19/2024		$9,105	9,088	9,105
Margaux Acquisition Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024		$17,591	17,445	17,591
Margaux Acquisition Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.98%	12/19/2024		$957	939	957
Margaux UK Finance Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/19/2024		£—	(5)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.06%	12/19/2024		£7,493	9,689	9,053
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.41%	7/26/2028		€2,631	2,655	2,817
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	6.90%	7/26/2028		€500	535	535
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€216	249	231
MRHT (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€100	101	107
Paisley Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	8.30%	11/26/2028		£5,165	6,128	6,257
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€32	36	34
World Insurance (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.33%	4/1/2026		$8,274	8,218	8,192
World Insurance (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.33%	4/1/2026		$3,114	3,070	3,083
World Insurance (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	4/1/2026		$605	593	596
FIRE: Insurance Total								$58,741	$58,558	5.3%

Healthcare & Pharmaceuticals
Apollo Intelligence (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028		$15,271	15,127	15,271
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/1/2028		$—	(87)	—
Apollo Intelligence (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	(65)	—
Apollo Intelligence (14)(19)(25)	Equity Interest		—	—	—		32	3,197	3,164
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity		—	—	—		1,953	1,953	612
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	3/3/2025		$44,790	44,606	44,566
CPS Group Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/3/2025		$—	(27)	(25)
Datix Bidco Limited (6)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£10	11	12
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.44%	4/27/2026		£121	164	147
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$7,730	7,768	7,285
Great Expressions Dental Center PC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	L	4.25% (0.5% PIK)	9.19%	9/28/2023		$1,080	1,078	1,010
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€131	142	138
Mertus 522. GmbH (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€225	248	236
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.13%	1/2/2025		$7,141	7,064	7,141
Premier Imaging, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.13%	1/2/2025		$1,936	1,866	1,936
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028		$8,694	8,568	8,151
SunMed Group Holdings, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.48%	6/16/2027		$590	574	513
TecoStar Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	L	8.50%	12.91%	11/1/2024		$9,472	9,390	8,264
Healthcare & Pharmaceuticals Total								$101,609	$98,450	8.8%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£80	98	97
Access (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	8.68%	6/4/2029	£7,578	8,549	9,156
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$3,856	3,822	3,856
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	10.57%	5/25/2029	$25,316	25,085	25,063
Applitools (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/25/2028	$—	(31)	(34)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest		—	—	-	2,136	1,606	1,470
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	L	7.25%	11.54%	5/6/2027	$11,264	11,084	10,926
Appriss Holdings, Inc. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	5/6/2027	$—	(11)	(23)
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	1	1,107	1,095
AQ Software Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	2	1,844	1,825
AQ Software Corporation (14)(19)(25)	Preferred Equity		—	—	—	1	507	502
CB Nike IntermediateCo Ltd (3)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (6)(15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$344	340	344
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity		—	—	—	4,408	5,360	5,326
Cloud Technology Solutions (CTS) (6)(18)(19)	First Lien Senior Secured Loan	SONIA	7.50%	11.93%	1/3/2030	£7,406	8,815	8,859
Cloud Technology Solutions (CTS) (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	—	£—	(13)	(17)
Drilling Info Holdings, Inc (18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$11,149	11,133	10,759
Eagle Rock Capital Corporation (14)(18)(19)(25)	Preferred Equity		—	—	—	3,345	3,345	3,575
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.50%	9.89%	7/19/2025	$10,965	10,978	10,965
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	L	5.50%	9.89%	7/18/2025	$36,625	36,767	36,625
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/19/2024	$—	(16)	—
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	11.55%	4/25/2027	$7,439	7,371	7,439
Eleven Software (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.25%	12.77%	9/25/2026	$149	136	149
Eleven Software (14)(19)(25)	Preferred Equity		—	—	—	896	896	946
Gluware (19)(26)	First Lien Senior Secured Loan		9.00% (3.50% PIK)	12.50%	10/15/2025	$19,576	18,915	18,206
Gluware (14)(19)(25)	Warrants		—	—	—	3,328	478	399
MRI Software LLC (15)	First Lien Senior Secured Loan	L	5.50%	10.23%	2/10/2026	$25,662	25,602	24,732
MRI Software LLC (2)(3)	First Lien Senior Secured Loan - Revolver		—	—	2/10/2026	$—	53	(65)
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.48%	12/9/2029	$39,648	38,855	38,855
NearMap (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2029	$—	(92)	(93)
Revalize, Inc. (14)(19)(25)	Preferred Equity		—	—	—	1	1,431	1,431
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.48%	4/15/2027	$5,358	5,313	5,077
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.46%	4/15/2027	$2,009	1,993	1,904
Revalize, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/15/2027	$—	(11)	(70)

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
SAM (19)(26)	First Lien Senior Secured Loan		11.25% PIK	0.11	5/9/2028		$34,277	34,002	32,392
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (2)(3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/6/2028		$—	(23)	(53)
Superna Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028		$14,920	14,652	14,622
Superna Inc. (6)(14)(19)(25)	Equity Interest		—	—	—		1,463	1,463	1,429
Swoogo LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.24%	12/9/2026		$2,330	2,291	2,295
Swoogo LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/9/2026		$—	(20)	(19)
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€92	98	99
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$128	127	128
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029		$262	259	262
Utimaco (6)(14)(19)(25)	Equity Interest		—	—	—		147	2,123	2,203
Utimaco (6)(14)(19)(25)	Preferred Equity		—	—	—		147	2,123	2,203
Ventiv Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025		$13,771	13,668	13,530
Ventiv Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2025		$—	(21)	(30)
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest		—	—	—		28	2,833	2,230
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	570	92	82
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	740	93	76
High Tech Industries Total								$305,046	$300,675	26.9%

Hospitality Holdings
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	—	201
PPX (14)(19)(25)	Preferred Equity	—		—	—		33	5,000	5,836
Hospitality Holdings Total								$5,000	$6,037	0.6%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027		$14,193	13,917	13,483
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.28%	3/30/2029		$6,816	6,690	6,816
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.28%	4/2/2029		$1,852	1,777	1,852
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver		—	—	3/31/2028		$—	(44)	—
Saltoun (19)(29)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028		$4,714	4,714	4,573
Saltoun (3)(19)	First Lien Senior Secured Loan - Delayed Draw		10.50%	10.50%	4/11/2028		$1,352	1,352	881
Hotel, Gaming & Leisure Total								$28,406	$27,605	2.5%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan	L	6.50%	10.91%	12/20/2024		$42,836	40,675	20,989
Ansira Holdings, Inc. (7)(14)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	6.50%	11.23%	12/20/2024		$5,134	5,017	2,516
Ansira Holdings, Inc. (3)(7)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	8.79%	12/20/2024		$5,383	5,099	1,771
Ansira Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/20/2024		$—	—	—
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	L	7.00%	11.39%	4/30/2026	AUD	4,166	2,851	2,851
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.07%	4/30/2026	AUD	97	75	66
Media: Advertising, Printing & Publishing Total								$53,717	$28,193	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028		$1,443	1,431	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€1,300	1,418	1,392
Media: Broadcasting & Subscription Total								$2,849	$2,835	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(5)(6)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	(1)	—
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	1,292	1,001	953
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€585	619	626
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,971	4,971	4,909
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$14,961	14,961	12,717
Efficient Collaborative Retail Marketing Company, LLC (15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2024		$9,711	9,736	8,254
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.99%	6/30/2024		$1,275	1,275	1,275
International Entertainment Investments Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025		£87	107	106
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028		$4,065	3,977	4,014
Media: Diversified & Production Total								$36,646	$32,854	2.9%

Media: Publishing
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029		£139	164	168
OGH Bidco Limited (3)(5)(6)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	6/29/2029		£—	(68)	—
Media: Publishing Total								$96	$168	0.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Batteries Plus Holding Corporation (15)(19)(29)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023		$18,172	18,172	18,172
Batteries Plus Holding Corporation (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.75%	11.13%	6/30/2023		$916	915	916
New Look (Delaware) Corporation (6)(15)(19)(29)	First Lien Senior Secured Loan	L	5.50%	10.23%	5/26/2028		$9,653	9,568	9,266
New Look (Delaware) Corporation (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028		$385	376	292
New Look Vision Group (6)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	55	44	39
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	29	22	18
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.38%	5/26/2026	CAD	1,688	1,250	1,173
Thrasio, LLC (15)(29)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026		$8,485	8,308	7,519
Walker Edison (7)(14)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.75% (3.00% PIK)	13.48%	8/5/2027		$21,019	20,685	13,084
Retail Total								$59,340	$50,479	4.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest		—	—	—		3,337	3,337	3,859
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.35%	8.67%	7/10/2025		$16,254	16,141	13,491
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.35%	8.67%	7/10/2025		$3,934	3,906	3,265
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028		$24,598	24,376	24,352
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.74%	3/10/2028		$1,050	886	966
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028		£717	976	867
Brook Bidco (6)(14)(19)(25)	Preferred Equity		—	—	—		5,675	7,783	7,136
Caribou Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029		£8,070	10,801	9,751
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029		£16	20	19
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028		$237	235	237
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	12.44%	6/1/2028		$1,526	1,511	1,526
Darcy Partners (19)(25)	Equity Interest		—	—	—		359	359	434
Darcy Partners (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	6/1/2028		$—	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest		—	—	—		2	2,448	3,241
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€2,820	2,889	3,019
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€80	83	85
iBanFirst (6)(19)(26)	First Lien Senior Secured Loan	EURIBOR	8.50% PIK	10.04%	7/13/2028		€3,000	3,018	3,212
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity		—	—	—		7,112	8,136	12,463
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£284	366	343
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028		£102	131	123
masLabor (19)(25)	Equity Interest		—	—	—		345	345	968
masLabor (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	6.50%	13.50%	7/1/2027		$689	672	689
masLabor (15)(19)	First Lien Senior Secured Loan	L	7.50%	11.24%	7/1/2027		$8,492	8,275	8,492

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
Opus2 (6)(14)(19)(25)	Equity Interest		—	—	—		2,272	2,900	2,958
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028		£123	167	148
Parcel2Go (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028		£39	50	45
Parcel2Go (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028		£125	169	147
Parcel2Go (6)(14)(19)(25)	Equity Interest		—	—	—		3,605	4,237	3,247
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027		$1,094	1,077	1,094
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	9/3/2026		$—	(76)	—
Smartronix (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	11/23/2027		$—	(106)	(158)
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028		$12,636	12,419	12,320
Spring Finco BV (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	503	51	51
Spring Finco BV (3)(6)(19)	First Lien Senior Secured Loan - Delayed Draw			—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€6,650	7,951	7,119
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€155	180	166
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026		$36,044	35,902	36,044
TEI Holdings Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.47%	12/23/2025		$307	261	307
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan - Delayed Draw	L	5.75%	10.48%	11/19/2027		$4,804	4,714	4,708
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	L	5.75%	10.04%	11/19/2027		$965	906	901
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027		$1,447	1,420	1,418
Services: Business Total								$168,916	$169,053	15.1%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest		—	—	—		1	798	786
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026		$16,806	16,570	16,806
MZR Buyer, LLC (3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/21/2026		$—	(69)	—
Surrey Bidco Limited (6)(7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026		£54	67	46
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	206	142	140
Services: Consumer Total								$17,508	$17,778	1.6%

Telecommunications
DC Blox Inc. (14)(19)(25)	Equity Interest		—	—	—		124	—	—
DC Blox Inc. (14)(19)(25)	Preferred Equity		—	—	—		3,822	3,851	4,548
DC Blox Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	L	2.00% (6.00% PIK)	11.74%	3/22/2026		$29,262	29,046	29,262
DC Blox Inc. (14)(19)(25)	Warrants		—	—	—		177	2	—
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028		$15,294	15,003	15,141
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.42%	7/17/2028		$3,304	3,189	3,181
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.42%	7/17/2028		$282	230	254
Telecommunications Total								$51,321	$52,386	4.7%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$5,913	5,869	5,913
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$2,399	2,375	2,398
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$31,982	31,670	31,981
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.21%	5/5/2025	$2,688	2,673	2,688
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	9.99%	5/5/2025	$361	255	361
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	—	445	635
ARL Holdings, LLC (14)(19)(25)	Equity Interest		—	—	—	9	9	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest		—	—	—	1,011	1,011	1,045
Grammer Investment Holdings LLC (14)(19)(25)	Warrants		—	—	—	122	—	125
Grammer Investment Holdings LLC (19)(25)	Preferred Equity		10.00%	10.00%	—	9	791	916
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,830	3,768	3,830
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$516	516	516
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$26,625	25,828	25,826
Gulf Winds International (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/16/2028	$—	(158)	(159)
Omni Intermediate (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	11/23/2026	$—	(4)	—
Omni Intermediate (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$1,175	1,166	1,175
Omni Intermediate (3)(19)	First Lien Senior Secured Loan - Revolver			—	11/30/2026	$—	—	—
Omni Logistics, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$8,770	8,686	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest		—	—	—	1,377	1,377	3,387
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.81%	12/29/2028	$19,289	18,711	18,711
RoadOne (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	—	$—	(85)	(85)
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	866	866
Transportation: Cargo Total							$105,769	$109,945	9.9%

Transportation: Consumer
Toro Private Investments II, L.P. (6)(14)(19)(25)	Equity Interest		—	—	—	3,090	3,090	1,066
Toro Private Investments II, L.P. (18)(26)	First Lien Senior Secured Loan	L	5.00% (1.75% PIK)	11.48%	5/29/2026	$6,756	5,297	4,645
Toro Private Investments II, L.P. (15)(26)	First Lien Senior Secured Loan	L	1.50% (7.25% PIK)	13.48%	2/28/2025	$401	399	402
Transportation: Consumer Total							$8,786	$6,113	0.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,518	11,299	11,288
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Revolver		—	—	7/6/2028	$—	(37)	(40)
Abracon Group Holding, LLC. (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	7/6/2028	$—	(47)	(101)
Aramsco, Inc. (18)(19)(29)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$14,066	13,958	14,066
Aramsco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	L	5.25%	9.59%	8/28/2024	$677	654	677
Armor Group, LP (14)(19)(25)	Equity Interest		—	—	—	10	1,012	1,952
SureWerx (18)(19)	First Lien Senior Secured Loan	SOFR	6.75%	11.30%	12/28/2029	$8,365	8,156	8,198
SureWerx (2)(3)(5)(19)	First Lien Senior Secured Loan - Delayed Draw		—	—	12/28/2029	$—	(30)	(20)
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	12/28/2028	$134	107	113
Wholesale Total							$35,072	$36,133	3.2%
Non-Controlled/Non-Affiliate Investments Total							$1,846,172	$1,774,947	159.0%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	7,072	5,308	4,818
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest		—	—	—		5,119	3,842	5,310
Aerospace & Defense Total								$9,150	$10,128	0.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest		—	—	—		6,720	6,721	14,581
Beverage, Food & Tobacco Total								$6,721	$14,581	1.3%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest		—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity		—	—	—		38,505	11,777	30,785
Blackbrush Oil & Gas, L.P. (10)(15)(19)(26)(29)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025		$9,040	9,039	9,040
Energy: Oil & Gas Total								$20,817	$39,825	3.6%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products		—	—	10/20/2030		$25,635	24,050	22,763
Fire: Finance Total								$24,050	$22,763	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$3,440	3,440	3,440
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan	SOFR	8.50%	13.23%	10/2/2025		$58,721	58,721	58,721
Direct Travel, Inc. (10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	13.23%	10/2/2025		$1,741	1,741	1,741
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.23%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.73%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	9.74%	10/2/2025		$4,125	4,125	4,125
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest		—	—	—		68	—	13,033
Transportation: Consumer Total								$73,070	$86,103	7.7%
Non-Controlled/Affiliate Investments Total								$133,808	$173,400	15.5%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(19)(20)(25)	Equity Interest		—	—	—	11,863	11,863	10,388
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)	First Lien Senior Secured Loan		10.00%	10.00%	6/2/2023	$8,013	8,013	6,400
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(19)(20)(25)	Equity Interest		—	—	—	1,116	1,116	—
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest		—	—	—	90,450	90,450	91,326
Aerospace & Defense Total							$111,442	$108,114	9.7%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles		10.00%	10.00%	12/27/2033	$50,995	50,995	50,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles		—	—	—	10	10	(644)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	10	5,594	3,347
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	L	8.00%	11.74%	2/22/2028	$186,979	186,979	186,979
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles		—	—	—	62,337	59,365	62,630
Investment Vehicles Total							$302,943	$303,307	27.2%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest		—	—	—	25,264	25,573	27,209
Transportation: Cargo Total							$25,573	$27,209	2.4%
Controlled Affiliate Investments Total							$439,958	$438,630	39.3%
Investments Total							$2,419,938	$2,386,977	213.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class (30)	Cash Equivalents		—	4.16%	—	$63,394	63,394	63,394
Cash Equivalents Total							$63,394	$63,394	5.7%
Investments and Cash Equivalents Total							$2,483,332	$2,450,371	219.5%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
US DOLLARS 291	EURO 220	Bank of New York Mellon	1/9/2023	$56
US DOLLARS 37,234	POUND STERLING 31,000	Citibank	1/9/2023	(66)
EURO 4,000	US DOLLARS 4,023	Citibank	1/9/2023	249
US DOLLARS 4,122	EURO 4,000	Citibank	1/9/2023	(150)
US DOLLARS 11,848	POUND STERLING 9,890	Bank of New York Mellon	2/17/2023	(65)
US DOLLARS 7,894	AUSTRALIAN DOLLARS 11,440	Bank of New York Mellon	3/3/2023	112
US DOLLARS 10,917	POUND STERLING 9,440	Bank of New York Mellon	3/3/2023	(458)
US DOLLARS 1,804	CANADIAN DOLLAR 2,360	Bank of New York Mellon	3/3/2023	61
US DOLLARS 41,180	EURO 40,810	Bank of New York Mellon	3/3/2023	(2,575)
US DOLLARS 1,777	POUND STERLING 1,530	Bank of New York Mellon	3/16/2023	(67)
US DOLLARS 100	NORWEGIAN KRONE 1,240	Bank of New York Mellon	7/26/2023	11
US DOLLARS 6,138	POUND STERLING 5,000	Bank of New York Mellon	8/4/2023	96
US DOLLARS 448	AUSTRALIAN DOLLARS 240	Bank of New York Mellon	8/15/2023	285
US DOLLARS 3,094	EURO 2,920	Bank of New York Mellon	11/15/2023	(79)
US DOLLARS 6,092	POUND STERLING 3,125	Bank of New York Mellon	11/17/2023	2,312
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(47)
US DOLLARS 11,215	POUND STERLING 9,000	Bank of New York Mellon	6/24/2024	341
US DOLLARS 3,143	EURO 3,000	Bank of New York Mellon	6/13/2025	(168)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	214
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
(4)
Percentages are based on the Company’s net assets (in thousands) of $1,116,391 as of December 31, 2022.
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
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian dollar, CAD represents Canadian dollar and DKK represents Danish krone.
(10)
As defined in the 1940 Act, the portfolio company is deemed to be an “affiliated person” of the Company as the Company owns 5% or more of the portfolio company’s outstanding voting securities.
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
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019‑1 Issuer. See Note 6 “Debt”.
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

Basis of Consolidation

The Company will generally consolidate any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. Accordingly, the Company consolidated the results of its subsidiaries BCSF I, BCSF II C, BCSF CFSH, LLC, BCSF CFS, LLC and BCC Middle Market CLO 2019‑1, LLC in its consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Since the Company is an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements. The portfolio investments held by the Company (including its investments held by consolidated subsidiaries) are included on the consolidated statements of assets and liabilities as investments at fair value.

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
•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
•
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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, there were five loans from three issuers on non-accrual. As of December 31, 2022, there were five loans from three issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2023, 2022 and 2021 we recorded an expense of $2.9 million, $0.8 million and $0.1 million respectively for U.S. federal excise tax.

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

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized appreciation on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is not separately disclosed, but is included in net realized gain (loss) on investments and net change in unrealized appreciation on investments, respectively, on the consolidated statements of operations.

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the consolidated statements of assets and liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the consolidated statements of operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

Changes in net unrealized appreciation are recorded on the consolidated statements of operations in net change in unrealized appreciation on forward currency exchange contracts. Net realized gains and losses are recorded on the consolidated statements of operations in net realized gain (loss) on forward currency exchange contracts. Realized gains and losses on forward currency exchange contracts are determined using the difference between the fair market value of the forward currency exchange contract at the time it was opened and the fair market value at the time it was closed or covered. Additionally, losses, up to the fair value, may arise if the counterparties do not perform under the contract terms.

Deferred Financing Costs and Debt Issuance Costs

The Company records costs related to issuance of revolving debt obligations as deferred financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligation. The Company records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities. In the event that we modify or extinguish our debt before maturity, the Company follows the guidance in ASC Topic 470‑50, Modification and Extinguishments. For modifications to or exchanges of our revolving debt obligations, any unamortized deferred financing costs related to lenders who are not part of the new lending group are expensed. For extinguishments of our term debt obligations, any unamortized debt issuance costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2023 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2023. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2023, the tax years that remain subject to examination are from 2020 forward.

Recent Accounting Pronouncements

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,495,237	65.0%	$1,464,423	63.8%
Second Lien Senior Secured Loan	69,749	3.0	68,439	3.0
Subordinated Debt	45,400	2.0	45,877	2.0
Structured Products	24,050	1.0	22,618	1.0
Preferred Equity	86,766	3.8	104,428	4.5
Equity Interest	207,209	9.0	221,355	9.6
Warrants	480	0.0	511	0.0
Subordinated Note Investment Vehicles (1)	306,724	13.3	306,724	13.3
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interest Investment Vehicles (1)	66,209	2.9	65,761	2.9
Total	$2,301,834	100.0%	$2,298,343	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,025,572	88.0%	$1,998,863	87.1%
Cayman Islands	124,504	5.4	133,072	5.8
Belgium	39,439	1.7	53,619	2.3
United Kingdom	40,119	1.7	39,035	1.7
Australia	23,550	1.0	27,007	1.2
Germany	24,677	1.1	23,326	1.0
Ireland	9,394	0.4	10,001	0.4
Luxembourg	8,145	0.4	7,512	0.3
Canada	5,844	0.3	5,340	0.2
Guernsey	404	0.0	411	0.0
Sweden	186	0.0	157	0.0
Total	$2,301,834	100.0%	$2,298,343	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$372,943	16.2%	$370,692	16.0%
Aerospace & Defense	361,054	15.7	351,546	15.3
High Tech Industries	218,876	9.5	217,507	9.5
Services: Business	154,646	6.7	167,623	7.3
Consumer Goods: Non-Durable	125,527	5.5	123,526	5.4
Transportation: Cargo	104,961	4.6	116,317	5.1
Transportation: Consumer	95,091	4.1	102,573	4.5
Healthcare & Pharmaceuticals	91,171	4.0	87,604	3.8
FIRE: Finance (1)	88,264	3.8	87,403	3.8
Consumer Goods: Durable	88,197	3.8	80,036	3.5
Automotive	77,911	3.4	78,757	3.4
Construction & Building	71,731	3.1	73,830	3.2
Telecommunications	69,120	3.0	69,867	3.0
Capital Equipment	58,710	2.6	57,960	2.5
FIRE: Insurance (1)	43,106	1.9	43,257	1.9
Environmental Industries	41,580	1.8	42,676	1.9
Hotel, Gaming & Leisure	42,086	1.8	39,023	1.7
Beverage, Food & Tobacco	24,831	1.1	32,029	1.4
Media: Diversified & Production	36,382	1.6	29,372	1.3
Media: Advertising, Printing & Publishing	27,442	1.2	28,892	1.3
Wholesale	22,620	1.0	20,558	0.9
Chemicals, Plastics & Rubber	16,735	0.7	16,411	0.7
Containers, Packaging & Glass	16,286	0.7	15,727	0.7
Services: Consumer	15,675	0.7	15,643	0.7
Retail	11,590	0.5	5,324	0.2
Banking, Finance, Insurance & Real Estate	5,284	0.2	5,306	0.2
Consumer goods: Wholesale	8,558	0.4	5,119	0.2
Energy: Electricity	4,739	0.2	4,790	0.2
Energy: Oil & Gas	1,107	0.0	3,499	0.2
Media: Broadcasting & Subscription	2,855	0.1	2,878	0.1
Media: Publishing	2,756	0.1	2,598	0.1
Total	$2,301,834	100.0%	$2,298,343	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).
(2)
Represents debt and equity investment in ISLP and SLP (each as defined later).

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2022 (with corresponding percentage of total portfolio investments):

	As of December 31, 2022
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$379,100	15.7%	$364,629	15.2%
Investment Vehicles (2)	302,943	12.5	303,307	12.7
High Tech Industries	305,046	12.6	300,675	12.6
Services: Business	168,916	7.0	169,053	7.1
Transportation: Cargo	131,342	5.4	137,154	5.7
Consumer Goods: Non-Durable	125,947	5.2	124,239	5.2
Healthcare & Pharmaceuticals	101,609	4.2	98,450	4.1
Transportation: Consumer	81,856	3.4	92,216	3.9
Automotive	89,840	3.7	89,633	3.8
Construction & Building	88,478	3.7	86,585	3.6
Energy: Oil & Gas	57,612	2.4	76,789	3.2
Consumer Goods: Durable	84,818	3.5	75,051	3.1
FIRE: Insurance (1)	58,741	2.4	58,558	2.5
Telecommunications	51,321	2.1	52,386	2.2
Retail	59,340	2.5	50,479	2.1
FIRE: Finance (1)	44,540	1.8	43,140	1.8
Wholesale	35,072	1.4	36,133	1.5
Media: Diversified & Production	36,646	1.5	32,854	1.4
Capital Equipment	31,248	1.3	30,379	1.3
Environmental Industries	28,488	1.2	28,623	1.2
Media: Advertising, Printing & Publishing	53,717	2.2	28,193	1.2
Hotel, Gaming & Leisure	28,406	1.2	27,605	1.2
Services: Consumer	17,508	0.7	17,778	0.7
Containers, Packaging & Glass	16,338	0.7	15,862	0.7
Beverage, Food & Tobacco	7,233	0.3	14,616	0.6
Chemicals, Plastics & Rubber	12,793	0.5	12,451	0.5
Consumer Goods: Wholesale	8,835	0.4	6,834	0.3
Hospitality Holdings	5,000	0.2	6,037	0.3
Banking, Finance, Insurance & Real Estate	4,260	0.2	4,265	0.2
Media: Broadcasting & Subscription	2,849	0.1	2,835	0.1
Media: Publishing	96	0.0	168	0.0
Total	$2,419,938	100.0%	$2,386,977	100.0%

(1)
Finance, Insurance, and Real Estate (“FIRE”).
(2)
Represents debt and equity investment in ISLP and SLP (each as defined later).

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of December 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million, and equity interests of $66.1 million. As of December 31, 2022, the Company’s investment in ISLP consisted of subordinated notes of $187.0 million, and equity interests of $62.6 million.

As of December 31, 2023, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2023, Pantheon had commitments with respect to their equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon has contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

As of December 31, 2022, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $249.3 million. As of such date, the Company had contributed $249.3 million in capital and had $0.0 million in unfunded capital contributions. As of December 31, 2022, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $103.9 million. As of such date, Pantheon had contributed $103.9 million in capital and had $0.0 million in unfunded capital contributions.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $932.4 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of December 31, 2023, ISLP had $709.8 million in debt and equity investments, at fair value. As of December 31, 2022, ISLP had $707.7 million in debt investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (the "JPM Credit Agreement" or the "JPM Credit Facility" or the “ISLP Credit Facility Tranche A”).

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

On June 30, 2023, ISLP entered into the third amendment and restated credit agreement, which among other things, replaced LIBOR with Term SOFR and consolidated Tranche A and Tranche B, with a size of $500.0 million.

On September 11, 2023, ISLP entered into the fourth amended and restated credit agreement, which among other things, extended the maturity to February 9, 2027, modified concentration limitations and changed the interest rate to SOFR (or an alternative risk-free interest rate index) plus 246 basis points.

As of December 31, 2023, the ISLP Credit Facilities had $320.5 million of outstanding debt under the credit facility. As of December 31, 2022 the ISLP Credit Facilities had $375.3 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 and year ended December 31, 2022 were 6.6% and 3.3% respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2023	December 31, 2022
Total investments	$709,846	$707,683
Weighted average yield on investments	11.3%	9.3%
Number of borrowers in ISLP	37	38
Largest portfolio company investment	$47,432	$46,687
Total of five largest portfolio company investments	$206,779	$197,270
Unfunded commitments	$11,496	$14,212

Below is a listing of ISLP’s individual investments as of December 31, 2023:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2023

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	14,144	9,830	9,635
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	15,033
Aerospace & Defense Total								$16,945	$24,668	23.9%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.75%	10.37%	9/30/2026	AUD	7,660	4,952	5,218
FIRE: Finance Total								$4,952	$5,218	5.1%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	4,169	3,295	2,840
Healthcare & Pharmaceuticals Total								$3,295	$2,840	2.8%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	11.36%	4/30/2026	AUD	9,730	7,056	6,628
Media: Advertising, Printing & Publishing Total								$7,056	$6,628	6.4%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.15%	7/12/2024	AUD	20,415	16,126	13,907
Services: Consumer Total								$16,126	$13,907	13.5%

Australian Dollar Total								$48,374	$53,261	51.7%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029		£6,050	7,045	7,702
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	6/25/2029		£6,578	8,094	8,285
Environmental Industries Total								$15,139	$15,987	15.5%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029		£29,070	35,256	37,009
FIRE: Finance Total								$35,256	$37,009	35.9%

FIRE: Insurance
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		£6,373	8,019	8,197
FIRE: Insurance Total								$8,019	$8,197	8.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£639	773	813
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£12,013	16,916	15,293
Healthcare & Pharmaceuticals Total								$17,689	$16,106	15.6%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£7,880	9,100	10,032
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£9,764	11,887	12,431
High Tech Industries Total							$20,987	$22,463	21.8%

Media: Diversified & Production
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£13,160	15,196	15,916
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.80%	9/2/2029	£5,172	6,073	5,744
Media: Diversified & Production Total							$21,269	$21,660	21.0%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.56%	7/10/2028	£24,106	32,510	30,689
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.49%	2/1/2029	£27,570	34,013	35,099
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029	£1,576	1,955	2,007
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028	£5,299	7,002	7,002
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028	£7,373	9,741	9,741
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028	£12,151	16,442	15,470
Parcel2Go (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028	£12,488	16,856	14,864
Parcel2Go (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028	£3,854	5,133	4,361
Services: Business Total							$123,652	$119,233	115.8%

Services: Consumer
Surrey Bidco Limited (17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.46%	5/11/2026	£5,997	7,317	6,107
Services: Consumer Total							$7,317	$6,107	5.9%

British Pound Total							$249,328	$246,762	239.5%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.74%	4/30/2026	CAD	6,729	5,342	5,081
9 Story Media Group Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.25%	10.67%	4/30/2026	CAD	20	15	15
Media: Diversified & Production Total								$5,357	$5,096	4.9%

Retail
New Look (Delaware) Corporation (18)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (2.00% PIK)	11.43%	5/26/2028	CAD	17,776	14,574	13,087
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	1,186	915	873
New Look Vision Group (18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	2,277	1,633	1,677
Retail Total								$17,122	$15,637	15.2%

Canadian Dollar Total								$22,479	$20,733	20.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.87%	3/10/2025	DKK	56,429	9,231	8,356
High Tech Industries Total								$9,231	$8,356	8.1%

Danish Krone Total								$9,231	$8,356	8.1%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027		€9,259	9,355	9,633
Chemicals, Plastics & Rubber Total								$9,355	$9,633	9.4%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029		€2,440	2,475	2,694
Environmental Industries Total								$2,475	$2,694	2.6%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.72%	2/1/2029		€12,000	12,973	13,181
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		€3,178	3,367	3,508
FIRE: Insurance Total								$16,340	$16,689	16.2%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.90%	5/28/2026		€13,029	15,766	14,023
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€22,328	27,014	24,032
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€13,492	15,030	14,894
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€1,754	1,874	1,937
Healthcare & Pharmaceuticals Total								$59,684	$54,886	53.2%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030		€5,000	5,321	5,520
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€8,250	8,344	8,902
High Tech Industries Total								$13,665	$14,422	14.0%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.39%	8/31/2028		€2,619	2,951	2,891
Media: Broadcasting & Subscription Total								$2,951	$2,891	2.8%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.21%	4/30/2026		€3,627	4,412	4,004
Aptus 1724 Gmbh (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.96%	2/23/2028		€35,000	41,354	37,477
Media: Diversified & Production Total								$45,766	$41,481	40.3%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€12,297	13,843	13,574
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.21%	2/17/2026		€30,900	35,497	34,111
Services: Business Total								$49,340	$47,685	46.3%

European Currency Total								$199,576	$190,381	184.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.54%	3/10/2025	NOK	73,280	8,651	7,204
High Tech Industries Total								$8,651	$7,204	7.0%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.12%	7/15/2029	NOK	174,360	16,600	17,140
Services: Business Total								$16,600	$17,140	16.6%

Norwegian Krone Total								$25,251	$24,344	23.6%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	5/12/2028	$9,653	9,589	9,653
Automotive Total							$9,589	$9,653	9.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$23,280	23,280	22,523
Chemicals, Plastics & Rubber Total							$23,280	$22,523	21.9%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.56%	3/31/2028	$5,000	4,944	5,000
Consumer Goods: Durable Total							$4,944	$5,000	4.9%

Consumer Goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.95%	2/25/2025	$15,714	15,714	15,714
Consumer Goods: Non-durable Total							$15,714	$15,714	15.3%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.61%	12/9/2029	$11,800	11,593	11,800
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$16,450	16,316	16,079
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$8,550	8,481	8,358
High Tech Industries Total							$36,390	$36,237	35.2%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028	$23,907	23,761	23,907
Media: Broadcasting and Subscription Total							$23,761	$23,907	23.2%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028	$10,000	9,953	9,700
Media: Diversified & Production Total							$9,953	$9,700	9.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028	$11,820	11,735	11,495
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/7/2028	$21,081	20,942	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	5.85%	11.57%	11/23/2028	$10,807	10,705	10,699
Services: Business Total							$43,382	$43,275	41.9%

U.S. Dollar Total							$167,013	$166,009	161.2%

Total							$721,252	$709,846	689.0%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
BRITISH POUNDS 2,245	US DOLLARS 2,731	Goldman Sachs	07/18/2024	$128
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/18/2024	(560)
EURO 477	AUSTRALIAN DOLLARS 785	Morgan Stanley	01/17/2024	(9)
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	48
US DOLLARS 1,837	AUSTRALIAN DOLLARS 2,735	Morgan Stanley	01/17/2024	(30)
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	158
EURO 259	BRITISH POUNDS 225	Morgan Stanley	01/24/2024	(1)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(100)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(11)
US DOLLARS 1,795	BRITISH POUNDS 1,410	Morgan Stanley	01/24/2024	-
US DOLLARS 311	BRITISH POUNDS 250	Morgan Stanley	02/13/2024	(7)
US DOLLARS 1,199	BRITISH POUNDS 960	Morgan Stanley	02/14/2024	(24)
US DOLLARS 2,717	BRITISH POUNDS 2,220	Morgan Stanley	05/10/2024	(110)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(636)
EURO 426	CANADIAN DOLLARS 619	Morgan Stanley	03/25/2024	3
US DOLLARS 1,778	CANADIAN DOLLARS 2,400	Morgan Stanley	03/25/2024	(38)
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	22
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	13
US DOLLARS 960	EURO 890	Morgan Stanley	01/17/2024	(24)
US DOLLARS 4,864	EURO 4,600	Morgan Stanley	01/17/2024	(220)
US DOLLARS 604	EURO 560	Morgan Stanley	02/13/2024	(16)
US DOLLARS 818	EURO 755	Morgan Stanley	02/14/2024	(17)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(44)
EURO 889	AUSTRALIAN DOLLARS 1,400	Standard Chartered	01/17/2024	26
EURO 1,803	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2024	39
US DOLLARS 3,774	AUSTRALIAN DOLLARS 5,435	Standard Chartered	01/17/2024	63
US DOLLARS 1,395	AUSTRALIAN DOLLARS 2,040	Standard Chartered	01/17/2024	2
US DOLLARS 7,048	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2024	(573)
EURO 1,266	BRITISH POUNDS 1,095	Standard Chartered	06/17/2024	13
EURO 4,582	BRITISH POUNDS 4,130	Standard Chartered	07/18/2024	(157)
US DOLLARS 1,484	BRITISH POUNDS 1,140	Standard Chartered	01/17/2024	31
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(72)
US DOLLARS 6,519	BRITISH POUNDS 5,180	Standard Chartered	06/17/2024	(79)
EURO 321	CANADIAN DOLLARS 480	Standard Chartered	07/18/2024	(8)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2024	(23)
EURO 919	DANISH KRONE 6,844	Standard Chartered	07/18/2024	-
US DOLLARS 3,988	DANISH KRONE 26,496	Standard Chartered	07/18/2024	23
EURO 824	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2024	(21)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	432
EURO 3,005	US DOLLARS 3,309	Standard Chartered	06/18/2024	33
EURO 18,034	US DOLLARS 20,330	Standard Chartered	07/18/2024	(245)
US DOLLARS 2,580	EURO 2,340	Standard Chartered	07/18/2024	(26)
EURO 2,285	US DOLLARS 2,504	Standard Chartered	01/17/2024	22
EURO 3,700	US DOLLARS 3,941	Standard Chartered	01/17/2024	149
EURO 940	US DOLLARS 1,042	Standard Chartered	07/18/2024	5
EURO 3,120	US DOLLARS 3,521	Standard Chartered	07/18/2024	(47)
US DOLLARS 4,132	EURO 3,730	Standard Chartered	01/17/2024	9
US DOLLARS 24,515	EURO 22,640	Standard Chartered	01/17/2024	(508)
US DOLLARS 29,878	EURO 29,700	Standard Chartered	07/18/2024	(3,199)
US DOLLARS 30,672	EURO 27,695	Standard Chartered	12/18/2024	(397)
US DOLLARS 3,566	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2024	(69)
				$(6,052)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(4)
Percentages are based on ISLP's net assets (in thousands) of $103,019 as of December 31, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of December 31, 2023.
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
(33)
Tick mark not used

Below is a listing of ISLP’s individual investments as of December 31, 2022:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.00%	9/24/2031	AUD	14,144	9,830	9,636
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—		10,238	7,115	10,620
Aerospace & Defense Total								$16,945	$20,256	23.2%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.00%	8.06%	9/30/2026	AUD	7,660	4,902	5,219
FIRE: Finance Total								$4,902	$5,219	6.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	8.07%	4/28/2025	AUD	4,169	3,292	2,841
Healthcare & Pharmaceuticals Total								$3,292	$2,841	3.3%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	10.07%	4/30/2026	AUD	9,658	6,963	6,580
Media: Advertising, Printing & Publishing Total								$6,963	$6,580	7.6%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	7.89%	6/28/2024	AUD	20,415	16,084	13,909
Services: Consumer Total								$16,084	$13,909	16.0%

Australian Dollar Total								$48,186	$48,805	56.1%

British Pound
Environmental Industries
Reconomy (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	9.68%	6/24/2029		£6,050	7,045	7,310
Environmental Industries Total								$7,045	$7,310	8.4%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	8.68%	5/11/2029		£32,300	39,084	39,028
FIRE: Finance Total								$39,084	$39,028	44.8%

Healthcare & Pharmaceuticals
Datix Bidco Limited (19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	6.69%	10/28/2024		£963	1,086	1,163
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	9.94%	4/27/2026		£12,013	16,916	14,515
Healthcare & Pharmaceuticals Total								$18,002	$15,678	18.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	8.68%	6/4/2029	£7,880	9,084	9,521
High Tech Industries Total							$9,084	$9,521	10.9%

Media: Diversified & Production
International Entertainment Investments Limited (18)(19)	First Lien Senior Secured Loan	SONIA	4.75%	7.71%	11/30/2025	£8,753	12,316	10,576
Media: Diversified & Production Total							$12,316	$10,576	12.2%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	7.44%	6/29/2029	£5,172	6,022	6,249
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR+	6.25%	8.53%	6/29/2029	£13,160	15,170	15,901
Media: Publishing Total							$21,192	$22,150	25.5%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.00% (4.25% PIK)	10.16%	7/7/2028	£22,066	29,929	26,661
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	7.19%	1/29/2029	£1,576	1,952	1,905
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	7.19%	1/29/2029	£19,500	24,151	23,562
Comet Bidco Limited (18)	First Lien Senior Secured Loan	SONIA	5.25%	5.29%	9/30/2024	£7,362	9,711	6,173
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£4,812	6,424	5,815
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	L	7.25% PIK	10.56%	7/7/2028	£6,695	8,934	8,090
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	7.96%	5/5/2028	£12,151	16,379	14,682
Parcel2Go (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	8.93%	7/15/2028	£3,825	5,089	4,423
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	9.43%	7/15/2028	£12,395	16,675	14,602
Services: Business Total							$119,244	$105,913	121.7%

Services: Consumer
Surrey Bidco Limited (7)(14)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% PIK	8.97%	5/11/2026	£5,353	7,215	4,527
Services: Consumer Total							$7,215	$4,527	5.2%

British Pound Total							$233,182	$214,703	246.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	4/30/2026	CAD	—	—	—
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	9.98%	4/30/2026	CAD	6,798	5,397	5,016
Media: Diversified & Production Total								$5,397	$5,016	5.8%

Retail
New Look Vision Group (19)	First Lien Senior Secured Loan	CDOR	5.50%	10.38%	5/26/2028	CAD	17,875	14,631	12,660
New Look Vision Group (19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	2,306	1,650	1,633
New Look Vision Group (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.38%	5/26/2028	CAD	1,198	934	746
Retail Total								$17,215	$15,039	17.3%

Canadian Dollar Total								$22,612	$20,055	23.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	6.03%	3/10/2025	DKK	56,429	9,231	8,122
High Tech Industries Total								$9,231	$8,122	9.3%

Danish Krone Total								$9,231	$8,122	9.3%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.04%	12/22/2027		€9,353	9,425	9,637
Chemicals, Plastics, & Rubber Total								$9,425	$9,637	11.1%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.20%	6/24/2029		€2,440	2,475	2,612
Environmental Industries Total								$2,475	$2,612	3.0%

FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.06%	7/26/2028		€21,335	24,551	22,839
MRHT (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.41%	7/26/2028		€9,900	9,941	10,598
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.50%	7.11%	11/26/2028		€3,178	3,367	3,402
FIRE: Insurance Total								$37,859	$36,839	42.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.11%	5/28/2026		€12,999	15,705	13,638
Mertus 522. GmbH (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.69%	5/28/2026		€22,244	26,873	23,335
Pharmathen (19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.75%	8.48%	10/25/2028		€13,492	14,973	14,299
Pharmathen (3)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	8.48%	10/25/2028		€778	791	806
Healthcare & Pharmaceuticals Total								$58,342	$52,078	59.8%

High Tech Industries
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.95%	5/13/2029		€8,250	8,330	8,832
High Tech Industries Total								$8,330	$8,832	10.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.45%	8/31/2028		€2,619	2,951	2,804
Media: Broadcasting & Subscription Total								$2,951	$2,804	3.2%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.20%	4/30/2026		€3,665	4,458	3,923
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	EURIBOR	6.00%	7.98%	2/23/2028		€35,000	41,137	36,812
Media: Diversified & Production Total								$45,595	$40,735	46.9%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan		10.00% PIK	10.00%	7/13/2028		€10,856	12,258	11,622
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.50%	10.48%	2/17/2026		€30,900	35,419	33,078
Services: Business Total								$47,677	$44,700	51.4%

European Currency Total								$212,654	$198,237	227.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	7.12%	3/10/2025	NOK	73,280	8,651	7,475
High Tech Industries Total								$8,651	$7,475	8.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	6.00%	9.08%	7/15/2029	NOK	48,840	4,810	4,982
Services: Business Total								$4,810	$4,982	5.7%

Norwegian Krone Total								$13,461	$12,457	14.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$9,653	9,575	9,653
Automotive Total							$9,575	$9,653	11.1%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$23,516	23,516	22,634
Chemicals, Plastics & Rubber Total							$23,516	$22,634	26.0%

Consumer goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$15,878	15,878	15,878
Consumer goods: Non-durable Total							$15,878	$15,878	18.2%

Consumer goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,932	5,000
Consumer goods: Durable Total							$4,932	$5,000	5.7%

Healthcare & Pharmaceuticals
Golden State Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	L	4.75%	8.92%	6/21/2026	$14,086	14,035	13,453
Healthcare & Pharmaceuticals Total							$14,035	$13,453	15.5%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/31/2025	$—	—	—
CB Nike IntermediateCo Ltd (15)(19)	First Lien Senior Secured Loan	L	4.75%	9.16%	10/31/2025	$34,016	34,016	34,016
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$16,450	16,292	16,450
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.06%	5/13/2029	$8,550	8,468	8,550
High Tech Industries Total							$58,776	$59,016	67.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	8/31/2028	$23,907	23,729	23,907
Media: Broadcasting and Subscription Total							$23,729	$23,907	27.5%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	L	6.25%	10.97%	2/23/2028	$10,000	9,941	9,875
Media: Diversified & Production Total							$9,941	$9,875	11.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$11,940	11,833	11,821
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	L	5.50%	9.28%	6/7/2028	$23,423	23,234	23,423
Smartronix (15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$10,917	10,795	10,644
Services: Business Total							$45,862	$45,888	52.7%

U.S. Dollar Total							$206,244	$205,304	235.9%

Total							$745,570	$707,683	813.2%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
EURO 1,827	AUSTRALIAN DOLLARS 2,872	Morgan Stanley	1/18/2023	$3
EURO 3,201	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	3/15/2023	45
EURO 756	CANADIAN DOLLARS 1,029	Standard Chartered	1/18/2023	49
EURO 479	CANADIAN DOLLARS 640	Morgan Stanley	3/27/2023	41
EURO 889	DANISH KRONE 6,612	Standard Chartered	1/18/2023	—
EURO 796	BRITISH POUNDS 710	Standard Chartered	6/14/2023	2
EURO 2,045	BRITISH POUNDS 1,800	Morgan Stanley	2/17/2023	22
EURO 4,740	BRITISH POUNDS 4,130	Morgan Stanley	1/18/2023	95
EURO 1,099	BRITISH POUNDS 940	Morgan Stanley	2/17/2023	41
EURO 823	NORWEGIAN KRONE 8,589	Standard Chartered	1/18/2023	7
EURO 2,530	US DOLLARS 2,610	Morgan Stanley	1/9/2023	98
EURO 2,009	US DOLLARS 2,035	Morgan Stanley	1/18/2023	111
EURO 940	US DOLLARS 952	Morgan Stanley	1/18/2023	52
EURO 24,252	US DOLLARS 24,060	Standard Chartered	1/18/2023	1,856
EURO 8,460	US DOLLARS 8,330	Morgan Stanley	1/9/2023	706
AUSTRALIAN DOLLARS 4,980	US DOLLARS 3,394	Morgan Stanley	2/17/2023	(5)
CANADIAN DOLLARS 2,610	US DOLLARS 1,923	Standard Chartered	1/18/2023	5
US DOLLARS 7,014	AUSTRALIAN DOLLARS 11,118	Morgan Stanley	1/18/2023	(533)
US DOLLARS 16,512	AUSTRALIAN DOLLARS 24,280	Morgan Stanley	2/17/2023	4
US DOLLARS 1,801	CANADIAN DOLLARS 2,456	Morgan Stanley	3/27/2023	(14)
US DOLLARS 2,902	CANADIAN DOLLARS 3,981	Standard Chartered	1/18/2023	(38)
US DOLLARS 3,412	DANISH KRONE 25,600	Standard Chartered	1/18/2023	(267)
US DOLLARS 5,084	EURO 5,150	Morgan Stanley	1/9/2023	(416)
US DOLLARS 29,446	EURO 29,700	Morgan Stanley	1/18/2023	(2,291)
US DOLLARS 940	EURO 954	Standard Chartered	1/18/2023	(80)
US DOLLARS 21,972	EURO 20,740	Standard Chartered	3/9/2023	(274)
US DOLLARS 1,585	EURO 1,488	Standard Chartered	1/18/2023	(5)
US DOLLARS 1,194	EURO 1,120	Standard Chartered	3/9/2023	(7)
US DOLLARS 6,411	BRITISH POUNDS 5,650	Morgan Stanley	2/17/2023	(393)
US DOLLARS 18,142	BRITISH POUNDS 15,997	Goldman Sachs	1/18/2023	(1,111)
US DOLLARS 5,938	BRITISH POUNDS 4,970	Morgan Stanley	2/17/2023	(68)
US DOLLARS 2,418	BRITISH POUNDS 2,000	Standard Chartered	6/14/2023	4
US DOLLARS 885	BRITISH POUNDS 720	Standard Chartered	3/15/2023	18
US DOLLARS 3,160	NORWEGIAN KRONE 33,250	Standard Chartered	1/18/2023	(217)
				$(2,560)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the ISLP's net assets (in thousands) of $87,029 as of December 31, 2022.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Tick mark not used
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian dollar, CAD represents Canadian dollar and DKK represents Danish krone.
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
(27)
Tick mark not used
(28)
Tick mark not used
(29)
Tick mark not used
(30)
Tick mark not used
(31)
Tick mark not used
(32)
Loan includes interest rate floor of 1.50%.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2023	December 31, 2022
Investments at fair value (amortized cost of $721,252 and $745,570, respectively)	$709,846	$707,683
Cash and cash equivalents	9,006	12,242
Foreign cash (cost of $22,237 and $10,274, respectively)	22,528	10,279
Collateral on foreign currency exchange contracts	4,383	2,624
Capital contributions receivable	—	13,162
Deferred financing costs (net of accumulated amortization of $2,026 and $1,150, respectively)	3,154	2,759
Interest receivable on investments	11,244	7,617
Unrealized appreciation on forward currency exchange contracts	—	1,053
Other receivable	—	59
Total assets	$760,161	$757,478

Debt	$320,491	$375,260
Subordinated notes payable to members	301,426	262,022
Payable for investments purchased	—	10,456
Interest payable on debt	5,841	3,785
Interest payable on subordinated notes	18,501	13,118
Unrealized depreciation on forward currency exchange contracts	6,052	3,613
Dividend payable	3,931	2,195
Accounts payable and accrued expenses	900	—
Total liabilities	$657,142	$670,449
Members’ equity	103,019	87,029
Total liabilities and members’ equity	$760,161	$757,478

Selected Statements of Operations Information

	For the Years Ended		For the Period February 9, 2021 (ISLP Commencement of Operations) Through
	December 31, 2023	December 31, 2022	December 31, 2021
Investment Income
Interest Income	$75,476	$43,903	$21,970
Total investment income	75,476	43,903	21,970

Expenses
Interest and debt financing expenses	25,209	11,660	4,926
Interest expense on members subordinated notes	35,656	21,455	11,467
General and administrative expenses	3,084	2,577	1,724
Total expenses	63,949	35,692	18,117
Net investment income	11,527	8,211	3,853

Net realized and unrealized gains (losses)
Net realized loss on investments	(5,155)	(1,496)	(1,655)
Net realized gain on foreign currency transactions	470	2,642	3,898
Net realized gain on foreign currency of debt	3,044	1,285	2,466
Net realized gain on forward contracts	63	9,331	1,344
Net change in unrealized appreciation on foreign currency	992	(451)	(240)
Net change in unrealized appreciation on forward contracts	(3,492)	(4,360)	1,800
Net change in unrealized appreciation from foreign currency translation of debt	(16,322)	12,919	6,481
Net change in unrealized appreciation from foreign currency translation of Subordinated Notes	(1,642)	1,628	2,050
Net change in unrealized appreciation on investments	26,481	(26,720)	(11,167)
Net gain (loss) on investments	4,439	(5,222)	4,977
Net increase in members’ equity resulting from operations	$15,966	$2,989	$8,830

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million. As of December 31, 2022, the Company’s investment in SLP consisted of subordinated notes of $51.0 million, preferred equity interests of ($0.6) million and equity interests of $3.3 million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $1,032.1 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On March 7, 2022, SLP acquired 70% of the Company’s Membership Interests of BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018‑1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s consolidated financial statements. The Company retained the remaining 30% of the 2018‑1 membership interests as a non-controlling equity interest. Please see Note 6 for additional details on the formation of the 2018‑1 Issuer and the related CLO Transaction.

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes (the “2018‑1 Notes”) are scheduled to mature on October 20, 2030 and are included in SLP’s consolidated financial statements. The Membership Interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2018‑1 Notes as of December 31, 2023:

				Interest rate at
2018-1 Debt	Principal Amount	Spread above Index		December 31, 2023
Class A-1 A	$125,905	1.55	% + 3 Month SOFR	7.23%
Class A-1 B	27,517	1.80	% + 3 Month SOFR	7.48%
Class A-2	55,100	2.15	% + 3 Month SOFR	7.83%
Class B	29,300	3.00	% + 3 Month SOFR	8.68%
Class C	30,400	4.00	% + 3 Month SOFR	9.68%
Total 2018-1 Notes	$268,222

On August 24, 2022, SLP, through a wholly-owned subsidiary, entered into a $225.0 million senior secured revolving credit facility which bore interest at SOFR plus 210 basis points with Wells Fargo, subject to leverage and borrowing base restrictions (the “MM_22_2 Credit Facility”). The maturity date of the MM_22_2 Credit Facility was August 24, 2025. As of December 31, 2022 the MM_22_2 Credit Facility had $113.7 million of outstanding debt under the credit facility. As of December 31, 2022, the effective rate on the MM_22_2 Credit Facility was 6.4% per annum. On August 9, 2023, the MM_22_2 Credit Facility was terminated.

On August 9, 2023, (the “2023-1 Closing Date”), SLP, through BCC Middle Market CLO 2023‑1 LLC (the “2023‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP, completed a $400.0 million term debt securitization (the “2023-1 CLO Transaction”). The Class A, B-1, B-2, C, D, and E 2023-1 notes issued in connection with the 2023-1 CLO Transaction (the “2023-1 Notes”) are secured by a diversified portfolio of the 2023-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2023-1 Portfolio”). At the 2023-1 Closing Date, the 2023-1 Portfolio was comprised of assets transferred from the SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2023-1 CLO Transaction.

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of December 31, 2023:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		December 31, 2023
Class A Notes	$234,000	2.55	% + SOFR	7.97%
Class B-1 Notes	29,000	3.80	% + SOFR	9.22%
Class B-2	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	9.97%
Class D Notes	24,000	6.65	% + SOFR	12.07%
Class E Notes	24,000	9.84	% + SOFR	15.26%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bears interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the “MM_23_3 Credit Facility”). The maturity date of the MM_23_3 Credit Facility is September 27, 2027. As of September 30, 2023 the MM_23_3 Credit Facility had $97.9 million of outstanding debt under the credit facility. As of December 31, 2023, the effective rate on the MM_23_3 Credit Facility was 8.2% per annum.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.7%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2022 was 4.3%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	December 31, 2023	December 31, 2022
Total investments	$879,930	$546,654
Weighted average yield on investments	12.1%	10.6%
Number of borrowers in SLP	62	48
Largest portfolio company investment	$32,283	$23,016
Total of five largest portfolio company investments	$151,954	$111,597
Unfunded commitments	$3,734	$1,838

Below is a listing of SLP’s individual investments as of December 31, 2023:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2023

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	8/22/2029	$18,703	18,703	18,235
Robinson Helicopter (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.60%	11.96%	6/30/2028	$31,582	31,229	31,582
Saturn Purchaser Corp. (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	11.01%	7/23/2029	$21,142	21,050	21,142
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.35%	2/15/2029	$9,925	9,836	9,925
Aerospace & Defense Total							$80,818	$80,884	529.7%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	5/12/2028	$10,800	10,800	10,800
Gills Point S (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.38%	5/17/2029	$9,950	9,950	9,950
Intoxalock (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.96%	11/1/2028	$17,099	16,953	17,099
JHCC Holdings, LLC (19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	10.75%	9/9/2025	$8,248	8,177	8,248
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	9/9/2025	$16,488	16,352	16,488
Automotive Total							$62,232	$62,585	409.9%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.63%	11.09%	4/25/2028	$7,840	7,752	7,761
Banking, Finance, Insurance & Real Estate Total							$7,752	$7,761	50.8%

Chemicals, Plastics & Rubber
Hultec (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.40%	11.79%	3/31/2029	$6,450	6,273	6,257
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$20,115	20,021	19,461
Chemicals, Plastics & Rubber Total							$26,294	$25,718	168.4%

Construction & Building
AXH Air Coolers (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.19%	10/31/2029	$18,750	18,563	18,563
Service Master (15)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	6.11% (1.00% PIK)	12.47%	8/16/2027	$9,965	9,965	9,965
YLG Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	10.48%	10/31/2025	$20,349	20,349	20,348
Construction & Building Total							$48,877	$48,876	320.1%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	6/6/2024	$9,921	9,921	9,921
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.56%	3/31/2028	$5,000	4,928	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	14.15%	10/13/2025	$10,521	9,964	9,863
Consumer Goods: Durable Total							$24,813	$24,784	162.3%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.26%	14.61%	8/19/2028	$5,004	5,004	5,004
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.95%	2/25/2025	$8,663	8,663	8,663
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	12/15/2025	$10,524	10,524	10,024
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	11.00%	3/26/2026	$6,461	6,461	6,363
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	11.00%	3/26/2026	$6,254	6,254	6,160
Consumer Goods: Non-Durable Total							$36,906	$36,214	237.2%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.40% (0.75% PIK)	12.53%	4/27/2027	$5,627	5,564	4,840
Consumer Goods: Wholesale Total							$5,564	$4,840	31.7%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.26%	11.64%	12/29/2027	$22,819	22,641	22,020
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	10.23%	6/28/2028	$9,875	9,505	9,150
Containers, Packaging & Glass Total							$32,146	$31,170	204.1%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.96%	12/23/2026	$2,112	2,112	2,090
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	12/23/2026	$8,345	8,345	8,261
Congress Wealth (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	6/30/2029	$4,719	4,719	4,719
FIRE: Finance Total							$15,176	$15,070	98.7%

FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.29%	12/19/2024	$9,012	9,012	9,012
Margaux Acquisition Inc. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.23%	12/19/2024	$11,254	11,254	11,254
Simplicity (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.40%	11.75%	12/2/2026	$19,900	19,393	19,601
FIRE: Insurance Total							$39,659	$39,867	261.1%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(18)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	5/31/2028	$10,665	10,585	10,612
CPS Group Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	3/3/2025	$19,603	19,574	19,603
HealthDrive (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	11.46%	8/20/2029	$18,703	18,703	18,703
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.96%	6/16/2028	$9,533	9,533	9,533
Healthcare & Pharmaceuticals Total							$58,395	$58,451	382.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	—	—	4/1/2025	$—	—	—
AMI US Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.71%	4/1/2025	$2,784	2,784	2,784
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	—	—	4/1/2025	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.71%	4/1/2025	$6,026	6,026	6,026
Applitools (19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.61%	5/25/2029	$11,003	10,915	10,811
Element Buyer, Inc. (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.46%	7/19/2026	$9,974	9,974	9,974
NearMap (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.61%	12/9/2029	$16,247	16,071	16,247
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.88%	3/6/2028	$33,454	33,100	32,283
Ventiv Holdco, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.60% (1.00% PIK)	11.95%	9/3/2025	$9,891	9,891	9,891
High Tech Industries Total							$88,761	$88,016	576.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.50%	12.97%	2/1/2027	$6,000	5,701	5,610
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	4/2/2029	$20,488	20,166	20,488
Pyramid Global Hospitality (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	8.00%	13.41%	1/19/2027	$15,880	15,496	15,880
Saltoun (7)(12)(18)(19)(26)	First Lien Senior Secured Loan	—	13.75% PIK	13.75%	4/11/2028	$11,454	11,045	6,071
Hotel, Gaming & Leisure Total							$52,408	$48,049	314.7%

Retail
New Look (Delaware) Corporation (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	11.00%	5/26/2028	$9,555	9,227	9,316
Thrasio, LLC (7)(12)(15)(19)	First Lien Senior Secured Loan	SOFR	9.26%	14.61%	12/18/2026	$9,085	9,085	3,634
Retail Total							$18,312	$12,950	84.8%

Services: Business
AMCP Clean Acquisition Company, LLC (18)(35)	First Lien Senior Secured Loan	SOFR	4.40%	9.79%	7/10/2025	$8,275	7,744	7,812
AMCP Clean Acquisition Company, LLC (18)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.79%	7/10/2025	$1,647	1,541	1,554
Avalon Acquiror, Inc. (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028	$32,382	32,132	31,492
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	4.60%	9.95%	3/3/2027	$19,712	19,712	19,712
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.85%	11.57%	11/23/2028	$12,936	12,748	12,807
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.10%	11.59%	11/23/2028	$8,750	8,532	8,663
TEI Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.76%	12/23/2026	$18,389	18,389	18,389
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.76%	11.13%	11/19/2027	$20,433	20,197	20,229
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.76%	11.13%	11/19/2027	$4,748	4,663	4,700
Services: Business Total							$125,658	$125,358	821.0%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	9.60%	4/2/2029	$3,310	3,301	3,286
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.21%	12/22/2026	$27,513	27,453	27,513
Services: Consumer Total							$30,754	$30,799	201.7%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	10.46%	7/17/2028	$14,937	14,753	14,788
Taoglas (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.60%	2/28/2029	$18,653	18,354	18,000
Telecommunications Total							$33,107	$32,788	214.8%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/3/2025	$29,230	29,230	29,084
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.85%	10.21%	9/30/2024	$237	237	237
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	9/30/2024	$3,428	3,428	3,428
Gulf Winds International (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.10%	12.46%	12/16/2028	$14,231	13,938	14,231
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	11/23/2026	$7,159	7,159	7,159
Omni Intermediate (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.54%	12/30/2027	$5,000	5,000	5,000
RoadOne (19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$6,969	6,790	6,969
RoadOne (3)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.72%	12/29/2028	$1,071	1,068	1,071
Transportation: Cargo Total							$66,850	$67,179	440.0%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.28%	5/1/2029	$19,900	19,351	19,900
Transportation: Consumer Total							$19,351	$19,900	130.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	7/6/2028	$11,850	11,668	10,369
SureWerx (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	12.10%	12/28/2029	$8,302	8,120	8,302
Wholesale Total							$19,788	$18,671	122.3%

Total							$893,621	$879,930	5762.9%

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the SLP's net assets (in thousands) of $15,269 as of December 31, 2023.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of December 31, 2023.
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
(33)
Tick mark not used
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is a listing of SLP's individual investments as of December 31, 2022:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2022

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Robinson Helicopter (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.92%	6/30/2028	$22,515	22,059	22,177
Saturn Purchaser Corp. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	8.54%	7/23/2029	$12,000	11,886	12,000
Whitcraft LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.73%	4/3/2023	$10,683	10,603	10,683
Aerospace & Defense Total							$44,548	$44,860	194.7%

Automotive
Cardo (12)(17)(19)	First Lien Senior Secured Loan	L	5.00%	10.21%	5/12/2028	$10,800	10,800	10,800
Intoxalock (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.18%	11/1/2028	$10,000	9,901	9,900
JHCC Holdings, LLC (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	9/9/2025	$7,521	7,521	7,351
Automotive Total							$28,222	$28,051	121.7%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.21%	4/25/2028	$7,939	7,830	7,820
Banking, Finance, Insurance & Real Estate Total							$7,830	$7,820	33.9%

Chemicals, Plastics & Rubber
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	8.99%	12/22/2027	$20,319	20,201	19,557
Chemicals, Plastics & Rubber Total							$20,201	$19,557	84.9%

Construction & Building
YLG Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.00%	9.93%	10/31/2025	$10,534	10,534	10,534
Construction & Building Total							$10,534	$10,534	45.7%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.77%	3/31/2028	$5,000	4,913	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	6.25% (2.00% PIK)	11.02%	10/13/2025	$9,976	9,097	7,806
Consumer Goods: Durable Total							$14,010	$12,806	55.6%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	L	9.00%	13.73%	8/22/2028	$6,000	6,000	6,000
RoC Opco LLC (12)(15)(19)	First Lien Senior Secured Loan	L	8.00%	12.73%	2/25/2025	$8,753	8,753	8,753
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.43%	9/9/2023	$10,637	10,637	10,584
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,527	6,526	6,136
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.50%	10.23%	3/26/2026	$6,319	6,319	5,940
Consumer Goods: Non-Durable Total							$38,235	$37,413	162.3%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP Initial Term Loan (12)(15)(19)	First Lien Senior Secured Loan	L	6.25%	10.63%	4/27/2027	$6,125	6,036	5,589
Consumer Goods: Wholesale Total							$6,036	$5,589	24.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	L	6.00%	10.38%	12/29/2027	$23,051	22,827	22,763
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	8.94%	6/28/2028	$9,975	9,519	9,097
Containers, Packaging & Glass Total							$32,346	$31,860	138.2%

Energy: Oil & Gas
Amspec Services, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	7/2/2024	$9,771	9,771	9,771
Blackbrush Oil & Gas, L.P. (12)(15)(19)(26)	First Lien Senior Secured Loan	L	5.00% (2.00% PIK)	10.18%	9/3/2025	$4,416	4,416	4,416
Energy: Oil & Gas Total							$14,187	$14,187	61.6%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.17%	12/23/2026	$2,133	2,133	2,069
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.17%	12/23/2026	$8,431	8,431	8,178
FIRE: Finance Total							$10,564	$10,247	44.5%

FIRE: Insurance
Margaux Acquisition Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	9.49%	12/19/2024	$10,451	10,451	10,451
FIRE: Insurance Total							$10,451	$10,451	45.4%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.93%	6/1/2028	$10,692	10,594	10,692
CPS Group Holdings, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.48%	3/3/2025	$9,776	9,776	9,728
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	6/16/2028	$9,630	9,630	9,028
Healthcare & Pharmaceuticals Total							$30,000	$29,448	127.8%

High Tech Industries
AMI US Holdings Inc. (3)(12)(19)	First Lien Senior Secured Loan - Revolver				4/1/2024	—	—	—
AMI US Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	4/1/2025	$8,903	8,903	8,903
Drilling Info Holdings, Inc (12)(18)	First Lien Senior Secured Loan	L	4.25%	8.63%	7/30/2025	$10,774	10,693	10,397
Superna Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.24%	3/6/2028	$21,614	21,423	21,182
Ventiv Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.18%	9/3/2025	$9,797	9,797	9,626
High Tech Industries Total							$50,816	$50,108	217.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	L	7.50%	11.62%	2/1/2027	$6,000	5,605	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	10.28%	3/30/2029	$20,696	20,309	20,696
Saltoun (12)(18)(19)	First Lien Senior Secured Loan		11.00%	11.00%	4/11/2028	$10,419	10,393	10,106
Hotel, Gaming & Leisure Total							$36,307	$36,502	158.4%

Retail
Batteries Plus Holding Corporation (12)(15)(19)	First Lien Senior Secured Loan	L	6.75%	11.13%	6/30/2023	$10,500	10,500	10,500
Thrasio, LLC (12)(15)	First Lien Senior Secured Loan	L	7.00%	11.17%	12/18/2026	$13,046	13,046	11,562
Retail Total							$23,546	$22,062	95.7%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.83%	3/10/2028	$22,686	22,482	22,459
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	L	4.50%	9.23%	3/3/2027	$20,800	20,800	20,800
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	L	6.00%	10.17%	11/23/2028	$13,068	12,839	12,742
TEI Holdings Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	5.75%	10.48%	12/23/2026	$9,238	9,238	9,238
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	L	5.75%	10.41%	11/19/2027	$20,694	20,393	20,280
Services: Business Total							$85,752	$85,519	371.1%

Services: Consumer
Eagle Parent Corp (12)(16)	First Lien Senior Secured Loan	SOFR	4.25%	8.83%	4/2/2029	$3,344	3,334	3,291
MZR Buyer, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	11.72%	12/21/2026	$23,016	23,016	23,016
Services: Consumer Total							$26,350	$26,307	114.2%

Telecommunications
Conterra Ultra Broadband Holdings, Inc. (15)(34)	First Lien Senior Secured Loan	SOFR	4.75%	9.18%	4/27/2027	$3,802	3,691	3,668
Meriplex Communications, Ltd. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.42%	7/17/2028	$12,000	11,774	11,880
Telecommunications Total							$15,465	$15,548	67.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	9.71%	5/5/2025	$10,668	10,668	10,668
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.50%	8.79%	9/30/2024	$207	207	207
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	L	4.50%	9.72%	9/30/2024	$3,463	3,463	3,463
Omni Intermediate (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	9.73%	11/23/2026	$7,232	7,232	7,232
Omni Logistics, LLC (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.69%	12/30/2027	$5,000	5,000	5,000
Transportation: Cargo Total							$26,570	$26,570	115.3%

Wholesale
Abracon Group Holding, LLC. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.48%	7/6/2028	$11,970	11,745	11,731
Aramsco, Inc. (12)(18)(19)	First Lien Senior Secured Loan	L	5.25%	9.63%	8/28/2024	$9,484	9,484	9,484
Wholesale Total							$21,229	$21,215	92.1%

Total							$553,199	$546,654	2372.4%

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
(4)
Percentages are based on the SLP's net assets (in thousands) of $23,042 as of December 31, 2022.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of December 31, 2022.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian krone, AUD represents Australian, CAD represents Canadian Dollar and DKK represents Kroner.
(10)
Tick mark not used
(11)
Tick mark not used
(12)
Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer. See Note 6 "Debt"
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
(33)
Tick mark not used
(34)
Assets or a portion thereof are pledged as collateral for the 2022-1 Issuer. See Note 6 "Debt".

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2023	December 31, 2022
Investments at fair value (amortized cost of $893,621 and $553,199, respectively)	$879,930	$546,654
Cash	10,303	4,590
Restricted cash and cash equivalents	89,516	56,013
Prepaid expenses	4,718	5,190
Deferred financing costs (net of accumulated amortization of $46 and $0, respectively)	654	—
Interest receivable on investments	6,808	3,380
Total assets	$991,929	$615,827

Interest payable on debt	$18,669	$6,118
Interest payable on subordinated notes	5,929	2,607
Debt (net of unamortized debt issuance costs of $4,628 and $1,349, respectively)	713,494	478,051
Subordinated notes payable to members	232,000	102,000
Distributions payable	5,068	3,631
Accounts payable and accrued expenses	1,500	378
Total liabilities	$976,660	$592,785
Members’ equity (deficit)	(7,211)	860
Noncontrolling interests	22,480	22,182
Total members' equity	$15,269	$23,042
Total liabilities and members’ equity	$991,929	$615,827

Selected Statement of Operations Information

		For the Period
		February 28, 2022
		(commencement of
	For the Year Ended	operations) through
	December 31, 2023	December 31, 2022
Investment Income
Interest Income	$90,229	$34,190
Total investment income	90,229	34,190

Expenses
Interest and debt financing expenses	44,486	14,642
Interest expense on members' subordinated notes	19,325	7,075
Professional fees and other expenses	4,189	2,034
Total expenses	68,000	23,751

Net investment income	22,229	10,439

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(563)	114
Net change in unrealized appreciation on investments	(7,146)	(6,545)
Net loss on investments	(7,709)	(6,431)
Net increase in members' equity resulting from operations	14,520	4,008

Less: net increase attributable to noncontrolling interests	5,103	3,085
Net increase in members' capital from operations	$9,417	$923

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$21,435	$1,442,988	$—	$1,464,423
Second Lien Senior Secured Loan	—	—	68,439	—	68,439
Subordinated Debt	—	—	45,877	—	45,877
Structured Products	—	—	22,618	—	22,618
Preferred Equity	—	—	104,428	—	104,428
Equity Interest	—	—	221,355	—	221,355
Warrants	—	—	511	—	511
Subordinated Note Investment Vehicles (1)	—	—	306,724	—	306,724
Preferred Equity Interest Investment Vehicles (1)	—	—	—	(1,793)	(1,793)
Equity Interest Investment Vehicles (1)	—	—	—	65,761	65,761
Total Investments	$—	$21,435	$2,212,940	$63,968	$2,298,343
Cash equivalents	$73,670	$—	$—	$—	$73,670
Forward currency exchange contracts (liability)	$—	$(2,260)	$—	$—	$(2,260)

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

(1)
Includes debt and equity investments in ISLP and SLP
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, our equity investment in ISLP and SLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2023	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Purchases of investments and other adjustments to cost	691,211	19,868	—	68,750	—	40,331	—	—	820,160
Paid-in-kind interest income	20,521	—	272	—	—	—	1,516	—	22,309
Net accretion of discounts (amortization of premiums)	4,288	—	327	—	—	—	131	—	4,746
Principal repayments and sales of investments	(815,383)	(3,347)	(28,157)	—	—	(29,677)	—	—	(876,564)
Net change in unrealized appreciation on investments	36,970	(6,648)	2,861	—	(145)	(6,177)	308	(13)	27,156
Net realized gain (loss) on investments	(56,396)	793	(814)	—	—	19,006	—	—	(37,411)
Transfers to Level 3	7,519	—	—	—	—	—	—	—	7,519
Balance as of December 31, 2023	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Change in unrealized appreciation attributable to investments still held at December 31, 2023	$2,726	$(5,708)	$(456)	$—	$(145)	$(6,177)	$308	$112	$(9,340)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the year ended December 31, 2023, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the year ended December 31, 2023, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (2)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2022	$1,674,890	$151,844	$107,066	$125,437	$—	$53,991	$20,027	$126	$2,133,381
Purchases of investments and other adjustments to cost (1)	1,216,791	43,346	15,478	112,537	24,051	15,328	22,881	478	1,450,890
Paid-in-kind interest	13,587	—	201	—	—	—	1,123	—	14,911
Net accretion of discounts (amortization of premiums)	3,880	—	350	—	—	—	113	—	4,343
Principal repayments and sales of investments (1)	(1,296,583)	(13,176)	(37,844)	—	—	(3,142)	—	—	(1,350,745)
Net change in unrealized appreciation on investments	(35,647)	25,348	(2,674)	—	(1,288)	12,300	(222)	(80)	(2,263)
Net realized gains (losses) on investments	(8,668)	3,327	(122)	—	—	2,468	—	—	(2,995)
Transfers out of Level 3	(47,672)	—	—	—	—	—	—	—	(47,672)
Transfers to Level 3	33,680	—	11,495	—	—	—	—	—	45,175
Balance as of December 31, 2022	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Change in unrealized appreciation attributable to investments still held at December 31, 2022	$(34,232)	$26,797	$(2,849)	$—	$(1,288)	$13,618	$(222)	$(80)	$1,744

(1)
Includes reorganizations and restructuring of investments.
(2)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the year ended December 31, 2022, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2022, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2023 were as follows:

	As of December 31, 2023
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,238,070	Discounted cash flows	Comparative Yields	5.9%		—	22.0%		(11.8%)
First Lien Senior Secured Loans	66,833	Comparable company multiple	EBITDA Multiple	0.4	x	—	23.0	x	(14.2x)
First Lien Senior Secured Loans	76,044	Comparable company multiple	EBITDA Multiple				7.8	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
First Lien Senior Secured Loans	9,975	Discounted cash flows	Discount Rate				15.2%
First Lien Senior Secured Loans	11,344	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	68,439	Discounted cash flows	Comparative Yields	12.1%		—	23.5%		(14.6%)
Subordinated Notes in Investment Vehicles	306,724	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	45,877	Discounted cash flows	Comparative Yields	13.3%		—	14.4%		(14.3%)
Structured Products	22,618	Discounted cash flows	Comparative Yields				14.5%
Equity Interests	133,493	Discounted cash flows	Discount Rate	13.4%		—	16.4%		(15.4%)
Equity Interests	65,820	Comparable company multiple	EBITDA Multiple	5.5	x	—	24.5	x	(11.7x)
Equity Interests	10,280	Comparable company multiple	EBITDA Multiple				8.0	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
Preferred equity	51,143	Comparable company multiple	EBITDA Multiple	4.6	x	—	23.0	x	(10.5x)
Preferred equity	4,990	Discounted cash flows	Comparative Yields				11.6%
Preferred equity	6,505	Discounted cash flows	Discount Rate				18.0%
Warrants	511	Comparable company multiple	EBITDA Multiple	8.0	x	—	23.0	x	(9.8x)
Total investments	$2,118,666

(1)
Included within the Level 3 assets of $2,212,940 is an amount of $94,274 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2023. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as December 31, 2022 were as follows:

	As of December 31, 2022
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,196,770	Discounted cash flows	Comparative Yields	5.9%		—	20.4%		(11.6%)
First Lien Senior Secured Loans	139,041	Comparable company multiple	EBITDA Multiple	2.0	x	—	11.8	x	(8.6x)
First Lien Senior Secured Loans	73,070	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
First Lien Senior Secured Loans	19,484	Discounted cash flows	Discount Rate	10.0%		—	14.8%		(13.2%)
First Lien Senior Secured Loans	8,429	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	93,950	Discounted cash flows	Comparative Yields	12.7%		—	21.8%		(15.7%)
Subordinated Notes in Investment Vehicles	237,974	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	43,922	Discounted cash flows	Comparative Yields	11.9%		—	13.5%		(12.0%)
Structured Products	22,763	Discounted cash flows	Comparative Yields				15.0%
Equity Interests	128,923	Discounted cash flows	Discount Rate	10.0%		—	16.4%		(15.2%)
Equity Interests	65,472	Comparable company multiple	EBITDA Multiple	2.0	x	—	22.8	x	(12.0x)
Equity Interests	13,033	Comparable company multiple	EBITDA Multiple				8.3	x
			Probably weighting of alternative outcomes	25.0%		—	75.0%
Preferred equity	75,619	Comparable company multiple	EBITDA Multiple	2.0	x	—	23.0	x	(7.2x)
Warrants	524	Comparable company multiple	EBITDA Multiple	7.5	x	—	11.8	x	(8.9x)
Total investments	$2,118,974

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2023	December 31, 2022
2019-1 Debt	2	$343,136	$330,634
March 2026 Notes	2	279,596	259,769
October 2026 Notes	2	270,903	247,873
Sumitomo Credit Facility	3	311,000	443,000
Total Debt		$1,204,635	$1,281,276

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

For years ended December 31, 2023, 2022 and 2021, management fees were $36.1 million, $34.7 million and $34.9 million, respectively. For the year ended December 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the year ended December 31, 2022, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the year ended December 31, 2021, $0.0 million was contractually waived and $4.8 million was voluntarily waived.

As of December 31, 2023, and December 31, 2022, $8.9 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred $25.5 million, $19.6 million and $24.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million, $0.0 million and $4.5 million, respectively, of the income incentive fees earned by the Advisor during the years ended December 31, 2023, 2022 and 2021. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As a result of the income incentive fee waivers, the Company incurred $25.5 million, $19.6 million and $19.5 million of income incentive fees (after waivers) for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023 and December 31, 2022, there was $7.3 million and $9.2 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2023 and December 31, 2022.

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

For the year ended December 31, 2023, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the year ended December 31, 2022, the Company accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. For the year ended December 31, 2021, accrued $0.0 million of incentive fees related to the GAAP Incentive Fee which is included in incentive fee on the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $1.2 million, $0.1 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2023, and December 31, 2022, respectively, there were $0.4 million and $0.1 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.5 million for the years ended

December 31, 2023, 2022 and 2021, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Co-investments

The Company will invest alongside our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments will be made only in accordance with the terms of the exemptive order the Company received from the SEC initially on August 23, 2016, as amended on March 23, 2018 and December 22, 2021 (the “Order”). Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our Board’s approved criteria. In certain situations where co-investment with one or more funds managed by the Advisor or its affiliates is not covered by the Order, the personnel of the Advisor or its affiliates will need to decide which funds will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

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

Related Party Commitments

As of December 31, 2023 and December 31, 2022, the Advisor held 449,699.30 and 476,679.81 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 12,875,920.66 and 12,875,920.66 shares of the Company at December 31, 2023 and December 31, 2022, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the year ended December 31, 2023 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$14,581	$11	$—	$(1,791)	$—	$12,801	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,818	—	—	(1)	—	4,817	376	—
Ansett Aviation Training Equity Interest (1)	5,310	—	—	2,206	—	7,516	(159)	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,763	—	—	(145)	—	22,618	4,814	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	9,040	139	(9,178)	(1)	—	—	978	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	1	—	1	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	30,785	—	(29,677)	(16,616)	19,006	3,498	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	—	—	—	4,841	574	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	3,440	60	—	—	—	3,500	444	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	1,741	41	—	—	—	1,782	221	—
Direct Travel, Inc. First Lien Senior Secured Loan	58,721	1,223	—	—	—	59,944	8,240	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	4,125	1,650	—	—	—	5,775	583	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	25	—
Direct Travel, Inc. Equity Interest (1)	13,033	—	—	(2,753)	—	10,280	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	—	5,592	—	(5,171)	—	421	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan	—	5,972	—	—	—	5,972	555	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	—	3,182	—	—	—	3,182	330	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	—	821	—	—	—	821	32	—
Total Non-Controlled/affiliate investment	$173,400	$18,691	$(38,855)	$(24,271)	$19,006	$147,971	$17,013	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$50,995	$65,000	$—	$—	$—	$115,995	$9,626	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(644)	—	—	(1,149)	—	(1,793)	2,623	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	3,347	—	—	(3,726)	—	(379)	7,433	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan (1)	6,400	—	—	219	—	6,619	(1,010)	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest (1)	10,388	—	—	556	—	10,944	—	—
Gale Aviation (Offshore) Co, Equity Interest	91,326	—	(1,155)	(1,752)	—	88,419	12,352	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	62,630	1,250	—	2,260	—	66,140	8,736	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	186,979	3,750	—	—	—	190,729	25,161	—
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	—	810	—	—	—	810	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	—	34,875	—	—	—	34,875	(225)	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Lightning Holdings Equity Interest (1)	27,209	9,635	—	7,809	—	44,653	—	—
Total Controlled affiliate investment	$438,630	$115,320	$(1,155)	$4,217	$—	$557,012	$64,696	$—
Total	$612,030	$134,011	$(40,010)	$(20,054)	$19,006	$704,983	$81,709	$—

(1) Non-income producing.

Transactions during the year ended December 31, 2022 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value					Fair Value
	as of			Change in	Realized	as of	Dividend,
	December 31,	Gross	Gross	Unrealized	Gains	December 31,	Interest, and	Other
Portfolio Company	2021	Additions	Reductions	Appreciation	(Losses)	2022	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$19,527	$1	$—	$(4,947)	$—	$14,581	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	—	15,924	(9,830)	(490)	(786)	4,818	486	—
Ansett Aviation Training Equity Interest	—	11,526	(7,115)	1,468	(569)	5,310	160	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	—	24,051	—	(1,288)	—	22,763	4,109	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	12,336	1,029	(4,327)	2	—	9,040	842	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	1	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	19,720	1,674	—	9,391	—	30,785	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,766	75	—	—	—	4,841	416	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	2,831	70	—	539	—	3,440	365	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	1,436	31	—	274	—	1,741	170	—
Direct Travel, Inc. First Lien Senior Secured Loan	48,347	1,165	—	9,209	—	58,721	6,196	—
Direct Travel, Inc. First Lien Senior Secured Loan – Delayed Draw	4,125	—	—	—	—	4,125	359	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	18	—
Direct Travel, Inc. Equity Interest (1)	—	—	—	13,033	—	13,033	—	—
Total Non-Controlled/affiliate investment	$113,290	$55,547	$(21,272)	$27,190	$(1,355)	$173,400	$13,121	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$—	$50,995	$—	$—	$—	$50,995	$3,509	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	—	10	—	(654)	—	(644)	851	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	—	5,594	—	(2,247)	—	3,347	2,413	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan	6,627	636	—	(863)	—	6,400	800	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest	—	—	—	—	—	—	100	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest	10,563	—	—	(175)	—	10,388	1,068	—
Gale Aviation (Offshore) Co, Equity Interest	72,839	1,465	—	17,022	—	91,326	8,804	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	44,444	19,769	—	(1,583)	—	62,630	5,165	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	125,437	61,542	—	—	—	186,979	15,510	—
Lightning Holdings B, LLC- Equity Interest (1)	14,851	11,421	—	937	—	27,209	—	—
Total Controlled affiliate investment	$274,761	$151,432	$—	$12,437	$—	$438,630	$38,220	$—
Total	$388,051	$206,979	$(21,272)	$39,627	$(1,355)	$612,030	$51,341	$—

(1) Non-income producing.
Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 189.9% and 180.0%, respectively.

The Company’s outstanding borrowings as of December 31, 2023 and December 31, 2022 were as follows:

	As of December 31, 2023			As of December 31, 2022
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,229	$352,500	$352,500	$351,099
Revolving Advisor Loan	—	—	—	50,000	—	—
March 2026 Notes	300,000	300,000	297,522	300,000	300,000	296,392
October 2026 Notes	300,000	300,000	296,182	300,000	300,000	294,812
Sumitomo Credit Facility (2)	665,000	311,000	311,000	665,000	443,000	443,000
Total Debt	$1,617,500	$1,263,500	$1,255,933	$1,667,500	$1,395,500	$1,385,303

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of December 31, 2023, $10.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 and year ended December 31, 2022 were 5.2% and 3.5%, respectively.

The combined weighted average borrowings outstanding for the year ended December 31, 2023 and year ended December 31, 2022 were $1.4 billion and $1.3 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	311,000	—	311,000	—	—
Total Debt Obligations	$1,263,500	$—	$911,000	$—	$352,500

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

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the BCSF Revolving Credit Facility were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$—	$510
Unused facility fee	—	—	118
Total interest and debt financing expenses	$—	$—	$628

2018‑1 Notes

On September 28, 2018 (the “2018‑1 Closing Date”), we, through BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”), a Delaware limited liability company and a wholly owned and consolidated subsidiary of the Company, completed its $451.2 million term debt securitization (the “CLO Transaction”). The notes issued in connection with the CLO Transaction (the “2018‑1 Notes”) are secured by a diversified portfolio of the 2018‑1 Issuer consisting primarily of middle market loans, the majority of which are senior secured loans (the “2018‑1 Portfolio”). At the 2018‑1 Closing Date, the 2018‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the CLO Transaction.

The CLO Transaction was executed through a private placement of the following 2018‑1 Notes. The Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were issued at par and are scheduled to mature on October 20, 2030. The Company received 100% of the membership interests (the “Membership Interests”) in the 2018‑1 Issuer in exchange for its sale to the 2018‑1 Issuer of the initial closing date loan portfolio. The Membership Interests do not bear interest. At the time of the transaction, the Class A‑1 A, A‑1 B, A‑2, B and C 2018‑1 Notes were included in the consolidated financial statements and the Membership Interests were eliminated in consolidation. On March 7, 2022, the Company sold 70% of the membership equity interests of the Company’s 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes from the Company’s consolidated financial statements as further discussed in Note 3.

On June 15, 2023, the Company entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between the 2018-1 Issuer, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

For the years ended December 31, 2023, 2022 and 2021 the components of interest expense related to the 2018‑1 Issuer were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$1,299	$8,026
Amortization of deferred financing costs and upfront commitment fees	—	28	174
Total interest and debt financing expenses	$—	$1,327	$8,200

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

On December 27, 2021, the JPM Credit Facility was terminated.

For the years ended December 31, 2023, 2022 and 2021 the components of interest expense related to the JPM Credit Facility were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$—	$4,290
Unused facility fee	—	—	5,097
Amortization of deferred financing costs and upfront commitment fees	—	—	1,058
Total interest and debt financing expenses	$—	$—	$10,445

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction” and together with the CLO Transaction, the “CLO Transactions”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs of. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

On June 15, 2023, the Company entered into a Second Supplemental Indenture (“2019-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LTD, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2019-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		December 31, 2023
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	7.16%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	7.66%
Class B-R	15,000	2.60	% + 3 Month SOFR	8.26%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

The Loans and Class A‑1‑R, A‑2‑R, and B-R Notes are included in the consolidated financial statements of the Company. The $32.5 million of the Class B-R Notes, $25.0 million of the Class C-R Notes and Membership Interests retained by the Company are eliminated in consolidation.

The Company serves as portfolio manager of the 2019‑1 Issuer pursuant to a portfolio management agreement between the Company and the 2019‑1 Issuer. For so long as the Company serves as portfolio manager, the Company will not charge any management fee or subordinated interest to which it may be entitled.

During the reinvestment period, pursuant to the indenture and loan agreement governing the 2019‑1 Notes and Loans, respectively, all principal collections received on the underlying collateral may be used by the 2019‑1 Issuer to purchase new collateral under the direction of the Company in its capacity as portfolio manager of the 2019‑1 Issuer and in accordance with the 2019‑1 Issuer investment strategy and the terms of the indenture and loan agreement, as applicable.

The Company has agreed to hold on an ongoing basis the Membership Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate amount of all obligations issued by the 2019‑1 Co-Issuers for so long as the 2019‑1 Debt remains outstanding.

The 2019‑1 Issuer pays ongoing administrative expenses to the trustee, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2019‑1 Issuer.

As of December 31, 2023, there were 49 first lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. As of December 31, 2022, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $447.4 million and cash of $56.0 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2023, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.3 million and $1.4 million as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$24,583	$12,311	$9,663
Amortization of deferred financing costs and upfront commitment fees	130	130	183
Total interest and debt financing expenses	$24,713	$12,441	$9,846

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

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the Revolving Advisor Loan were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$—	$0
Total interest and debt financing expenses	$—	$—	$0

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

For the years ended December 31, 2023, 2022 and 2021, the components of the carrying value of the 2023 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Principal amount of debt	$—	$—	$112,500
Unamortized debt issuance cost	—	—	(822)
Original issue discount, net of accretion	—	—	(545)
Carrying value of 2023 Notes	$—	$—	$111,133

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the 2023 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$6,219	$11,146
Amortization of debt issuance cost	—	374	615
Accretion of original issue discount	—	248	408
Total interest and debt financing expenses	$—	$6,841	$12,169

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

For the years ended December 31, 2023, 2022 and 2021, the components of the carrying value of the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(1,421)	(2,069)	(2,719)
Original issue discount, net of accretion	(1,057)	(1,539)	(2,021)
Carrying value of 2023 Notes	$297,522	$296,392	$295,260

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$8,850	$8,850	$7,154
Amortization of debt issuance cost	648	649	525
Accretion of original issue discount	482	482	391
Total interest and debt financing expenses	$9,980	$9,981	$8,070

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

For the years ended December 31, 2023, 2022 and 2021, the components of the carrying value of the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(2,035)	(2,765)	(3,495)
Original issue discount, net of accretion	(1,783)	(2,423)	(3,063)
Carrying value of October 2026 Notes	$296,182	$294,812	$293,442

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$7,650	$7,650	$1,658
Amortization of debt issuance cost	730	730	158
Accretion of original issue discount	640	640	138
Total interest and debt financing expenses	$9,020	$9,020	$1,954

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2023, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2023 and December 31, 2022, there were $311.0 million and $443.0 million of borrowings under the Sumitomo Credit Facility.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$34,656	$11,337	$—
Unused facility fee	699	756	25
Accretion of original issue discount	940	615	8
Total interest and debt financing expenses	$36,295	$12,708	$33

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $7.6 million for December 31, 2023 and collateral receivable of $9.6 million for December 31, 2022 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the years ended December 31, 2023, 2022 and 2021, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $183.4 million, $126.5 million and $193.1 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2023:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,300	$(2,247)	$(947)	$—	$(947)
Citibank	Unrealized appreciation on forward currency contracts	$879	$(2,192)	$(1,313)	$—	$(1,313)

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2022:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$3,488	$(3,459)	$29	$—	$29
Citibank	Unrealized appreciation on forward currency contracts	$249	$(216)	$33	$—	$33

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net realized gains (losses) on forward currency exchange contracts	$(407)	$20,894	$(23,773)
Net change in unrealized appreciation on forward currency exchange contracts	(2,322)	(5,259)	27,935
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(2,729)	$15,635	$4,162

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $4.1 million, ($13.0) million and ($7.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2023, 2022 and 2021 respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.7) million, $15.6 million and $4.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $1.4 million, $2.7 million and ($3.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2023, 2022 and 2021:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
Feburuary 18, 2021	March 31, 2021	April 30, 2021	$0.34	$21,951
April 27, 2021	June 30, 2021	July 30, 2021	$0.34	$21,951
July 29, 2021	September 30, 2021	October 29, 2021	$0.34	$21,951
October 28, 2021	December 31, 2021	January 28, 2022	$0.34	$21,951
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
Total distributions declared			$4.34	$280,199

The distributions declared during the years ended December 31, 2023, 2022 and 2021 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2023 and December 31, 2022, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At December 31, 2023 and December 31, 2022, BCSF Advisors, LP owned 0.70% and 0.74%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, and shares issued pursuant to the dividend reinvestment plan during years ended December 31, 2023, 2022 and 2021.

BCSF Investments, LLC and certain individuals, including Michael A. Ewald, the Company’s Chief Executive Officer and a Managing Director of Bain Capital Credit; Jonathan S. Lavine, Co-Managing Partner of Bain Capital, LP and Founder and Chief Investment Officer of Bain Capital Credit; John Connaughton, Co-Managing Partner of Bain Capital, LP; Jeffrey B. Hawkins, Chairman of the Company’s Board of Directors and a Managing Director of Bain Capital Credit; and Michael J. Boyle, the Company’s President and a Managing Director of Bain Capital Credit, adopted the 10b5‑1 Plan in accordance with Rules 10b5‑1 and 10b‑18 under the Exchange Act, under which such parties would buy up to $20 million in the aggregate of the Company’s common stock in the open market during the period beginning after four full calendar weeks after the closing of the IPO and ending on the earlier of the date on which the capital committed to the 10b5‑1 has been exhausted or one year after the closing of the IPO.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2023, there have been no repurchases of common stock.

Note 10. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Distributions paid from:
Ordinary Income	$103,300	$89,095	$87,805
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$103,300	$89,095	$87,805

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Net increase in net assets resulting from operations	$123,375	$105,480	$119,807
Net change in unrealized appreciation (depreciation)	(31,198)	19,586	(42,971)
Expenses not currently deductible	7,239	993	793
Income for tax but not book	(54,827)	(50,464)	(28,036)
Taxable/Distributable Income (1)	$44,589	$75,595	$49,593

(1)
The calculation of estimated 2023 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2023 taxable income will not be finally determined until the Company’s 2023 tax return is filed in 2024 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2023, the Company has a short-term capital loss carryforward of $3.7 million and a long-term capital loss carryforward of $88.7 million.

As of December 31, 2023, 2022 and 2021, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2023	2022	2021
Tax cost	$2,305,621	$2,428,076	$2,318,919
Gross unrealized appreciation	135,777	98,952	74,350
Gross unrealized depreciation	(143,056)	(140,051)	(104,165)
Net unrealized appreciation (depreciation) on investments	$(7,279)	$(41,099)	$(29,815)

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2023, all tax filings of the Company since 2020 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

Note 11. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2023, the Company had $266.1 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
9 Story Media Group Inc. - Revolver	4/30/2026	$441
A&R Logistics, Inc. - Revolver	5/5/2025	3,499
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	2,643
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,925
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	3,361
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	4,404
Caribou Bidco Limited - Delayed Draw	2/1/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	1,720
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	369
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Revolver	6/30/2029	1,102
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,341
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	4
Direct Travel, Inc. - Delayed Draw	10/2/2025	975
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	2,267
Element Buyer, Inc. - Revolver	7/19/2026	4,250
Forward Slope - Revolver	8/22/2029	4,146
Gills Point S - Revolver	5/17/2029	518
Gills Point S - Delayed Draw	5/17/2029	569
Grammer Purchaser, Inc. - Revolver	9/30/2024	159
GSP Holdings, LLC - Revolver	11/6/2025	2,267
Gulf Winds International - Revolver	12/16/2028	5,292
HealthDrive - Delayed Draw	8/20/2029	1,297
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,754
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2025	2,833

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	4,261
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	635
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	7,000
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	4,939
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Revolver	4/25/2028	1,595
MRHT - Delayed Draw	2/1/2029	5,595
MZR Buyer, LLC - Revolver	12/22/2026	2,257
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,859
OGH Bidco Limited - Delayed Draw	6/29/2029	5,017
Omni Intermediate - Revolver	11/30/2026	160
Parcel2Go - Delayed Draw	7/17/2028	35
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	6/25/2029	7,118
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,005
RoadOne - Delayed Draw	12/29/2028	1,707
RoadOne - Revolver	12/29/2028	4,119
RoC Opco LLC - Revolver	2/25/2025	10,241
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,991
Simplicity - Delayed Draw	12/2/2026	5,470
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	1,406
Spring Finco BV - Delayed Draw	7/15/2029	4,285
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	496
Taoglas - Revolver	2/28/2029	550
Taoglas - Delayed Draw	2/28/2029	3,636
TEI Holdings Inc. - Revolver	12/23/2025	4,528
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	6,398
V Global Holdings LLC - Revolver	12/22/2025	5,712
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,005
Walker Edison - Delayed Draw	3/31/2027	1,990
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,218
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,901
Whitcraft-Paradigm - Revolver	2/28/2029	2,048
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,592
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$266,115

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2023.

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
Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, 2020, and 2019:

	For the Year Ended December 31,
	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of year	$17.29	$17.04	$16.54	$19.72	$19.46
Net investment income (1)	2.19	1.59	1.36	1.46	1.64
Net realized gain (loss) (1)(7)	(0.76)	0.34	(0.17)	(0.46)	0.15
Net change in unrealized appreciation (1)(2)(8)	0.48	(0.30)	0.67	(0.86)	0.11
Net increase in net assets resulting from operations (1)(9)(10)	1.91	1.63	1.86	0.14	1.90
Shareholder distributions from income (3)	(1.60)	(1.38)	(1.36)	(1.43)	(1.64)
Dilution due to issuance of common stock	—	—	—	(1.89)	—
Net asset value at end of year	$17.60	$17.29	$17.04	$16.54	$19.72
Net assets at end of year	$1,136,466	$1,116,391	$1,100,006	$1,068,004	$1,018,400
Shares outstanding at end of year	64,562,265.27	64,562,265.27	64,562,265.27	64,562,265.27	51,649,812.27
Per share market value at end of year	$15.07	$11.90	$15.21	$12.13	$19.76
Total return based on market value (12)	41.88%	(13.19)%	37.13%	(29.82)%	28.18%
Total return based on net asset value (4)	11.43%	9.81%	11.55%	(8.62)%	10.02%
Ratios:
Ratio of net investment income to average net assets (5)(11)	12.60%	9.31%	8.08%	8.58%	8.36%
Ratio of total expenses to average net assets (5)(11)	13.89%	10.59%	10.10%	10.85%	11.14%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	7.12%	4.74%	4.73%	6.33%	6.53%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	11.63%	8.81%	8.30%	10.47%	9.69%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	5.48%	4.91%	4.56%	3.63%	3.85%
Average principal debt outstanding	$1,433,703	$1,327,143	$1,414,069	$1,572,195	$1,339,072
Portfolio turnover (6)	34.58%	42.82%	49.83%	21.15%	49.37%
Total Committed capital, end of year	N/A	N/A	N/A	N/A	N/A
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	N/A	N/A

(1)
The per share data was derived by using the weighted average shares outstanding during the year.
(2)
Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)
The per share data for distributions reflects the actual amount of distributions declared during the year.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the year, assuming dividends and distributions, including those distributions that have been declared. Total return does not include upfront sales load.
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
(8)
Net change in unrealized appreciation includes net change in unrealized appreciation (depreciation) on investments, net change in unrealized appreciation on forward currency exchange contracts and net change in unrealized appreciation on foreign currency translation.

(9)
The sum of quarterly per share amounts presented in previously filed financial statements on Form 10‑Q may not equal earnings per share. This is due to changes in the number of weighted average shares outstanding and the effects of rounding.
(10)
Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the consolidated statements of operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(11)
Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 12.60%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 13.89%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 9.31%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 10.59%. Ratio of voluntary incentive fee waiver to average net assets was (0.42%) for the year ended December 31, 2021 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.45%) for the year ended December 31, 2021 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 7.22%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 10.96%. Ratio of voluntary incentive fee waiver to average net assets was (0.07%) for the year ended December 31, 2020 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%. Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%.
(12)
Total return based on market value (not annualized) is calculated as the change in market value per share during the year, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the year. Total return does not include upfront sales load.

Note 13. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2023, 2022 and 2021. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Total investment income	$74,947	$72,390	$75,715	$74,737
Net investment income before taxes	$35,922	$36,288	$40,009	$32,753
Income tax expense, including excise tax	$1,025	$640	$1,097	$595
Net investment income after taxes	$34,897	$35,648	$38,912	$32,158
Net realized and unrealized gain (loss)	$(3,834)	$(1,792)	$(9,741)	$(2,873)
Net increase in net assets resulting from operations	$31,063	$33,856	$29,171	$29,285
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.04)
Net increase in net assets resulting from operations per share — basic and diluted	$0.48	$0.52	$0.45	$0.45
Net asset value per share at period end	$17.60	$17.54	$17.44	$17.37

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Total investment income	$62,355	$58,815	$52,364	$46,011
Net investment income before taxes	$25,022	$30,103	$26,715	$21,703
Excise tax expense	$837	$—	$—	$—
Net investment income after taxes	$24,185	$30,103	$26,715	$21,703
Net realized and unrealized gain (loss)	$19,334	$(19,052)	$(9,486)	$11,978
Net increase in net assets resulting from operations	$43,519	$11,051	$17,229	$33,681
Net realized and unrealized gain (loss) per share — basic and diluted	$0.30	$(0.30)	$(0.15)	$0.19
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.17	$0.27	$0.52
Net asset value per share at period end	$17.29	$16.98	$17.15	$17.22

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Total investment income	$51,528	$49,545	$46,490	$49,831
Net investment income before taxes	$22,022	$21,761	$21,924	$22,165
Excise tax expense	$134	$—	$—	$—
Net investment income after taxes	$21,888	$21,761	$21,924	$22,165
Net realized and unrealized gain (loss)	$391	$1,581	$20,509	$9,588
Net increase in net assets resulting from operations	$22,279	$23,342	$42,433	$31,753
Net realized and unrealized gain (loss) per share — basic and diluted	$0.01	$0.02	$0.32	$0.15
Net increase in net assets resulting from operations per share — basic and diluted	$0.35	$0.36	$0.66	$0.49
Net asset value per share at period end	$17.04	$17.03	$17.01	$16.69

Note 14. Subsequent Events

Effective as of January 1, 2024, the Board appointed Amit Joshi as Chief Financial Officer of the Company.

Other than as disclosed above, the Company’s management has evaluated the events and transactions that have occurred through February 27, 2024, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-K or adjustment of the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2023, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.1

Second Amended and Restated Investment Advisory Agreement, dated November 28, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 814‑01175), filed on February 1, 2019).

10.2

Administration Agreement, dated October 6, 2016, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.3

Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.4

Form of Custodian Agreement by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

10.5

Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.6

Portfolio Management Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.7

Loan Sale Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.8

Collateral Administration Agreement, dated as of September 28, 2018, by and between BCC Middle Market CLO 2018‑1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

10.9

Master Participation Agreement, dated as of September 28, 2018, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2018‑1, LLC, as issuer (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on October 17, 2018).

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

10.11

First Supplemental Indenture, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, and Bain Capital Specialty Finance, in its capacity as Portfolio Manager under the Agreement on behalf of the Issuer, and together with its successors in such capacity, the “Portfolio Manager” (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

10.12

Amended and Restated Portfolio Management Agreement, dated as of November 30, 2021, by and between BCC Middle Market CLO 2019-1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022)

10.13

First Amendment to Amended and Restated Portfolio Management Agreement, dated as of August 2, 2022, between BCC Middle Market CLO 2019-1, LTD. (f/k/a BCC Middle Market CLO 2019-1, LLC), as Issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as Co-Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

10.14

Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.15

Collateral Administration Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019‑1, LLC, as issuer, Bain Capital Specialty Finance, Inc., as portfolio manager, and Wells Fargo Bank, National Association, as collateral administrator (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.16

Master Participation Agreement, dated as of August 28, 2019, by and between BCSF I, LLC, as financing subsidiary, and BCC Middle Market CLO 2019‑1, LLC, as issuer (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.17

Master Participation Agreement, dated as of August 28, 2019, by and between BCSF II-C, LLC, as financing subsidiary, and BCC Middle Market CLO 2019‑1, LLC, as issuer (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.18

Revolving Loan Agreement, dated March 27, 2020, by and between the Company, as Borrower, and BCSF Advisors, LP, as Lender (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on May 4, 2020).

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

10.29

Increasing Lender/Joinder Lender Agreement, dated as of December 14, 2022, between the Company, the Lenders and Issuing Banks from time to time party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent (in such capacity, the “Administrative Agent”); and (b) the Notice of Commitment Increase Request, dated as of December 14, 2022, provided by the Company to the Administrative Agent (the “Notice”) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 28, 2023).

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

10.33

First Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 8, 2023).

Exhibit Number	Description of Document

10.34

Second Supplemental Indenture dated as of June 15, 2023 among BCC Middle Market CLO 2019-1, Ltd., as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer, and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 8, 2023).

10.35

Amendment dated September 11, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp and Solutio Premium Private Debt II Master SCSp. (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on November 6, 2023).

10.36*

Second Amendment dated December 14, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, as amended on September 8, 2021 of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp, Solutio Premium Private Debt II Master SCSp, Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (EUR) and Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (GBP) (filed herewith).

10.37*	International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2023

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm for International Senior Loan Program, LLC

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10‑K (File No. 814‑01175), filed on March 29, 2017).

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

Item 16. Form 10‑K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Specialty Capital Finance, Inc.

Date: February 27, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: February 27, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Director & Chief Executive Officer	February 27, 2024
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer	February 27, 2024
Amit Joshi

/s/ JEFFREY B. HAWKINS	Director & Chairman	February 27, 2024
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Director & President	February 27, 2024
Michael J. Boyle

/s/ AMY BUTTE	Director	February 27, 2024
Amy Butte

/s/ DAVID G. FUBINI	Director	February 27, 2024
David G. Fubini

/s/ THOMAS A. HOUGH	Director	February 27, 2024
Thomas A. Hough

/s/ JAY MARGOLIS	Director	February 27, 2024
Jay Margolis

/s/ CLARE RICHER	Director	February 27, 2024
Clare Richer