Form 10-Q
period 2024-03-31
Bain Capital Specialty Finance, Inc.
filed 2024-05-06
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2024, the registrant had 64,562,265 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2023 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,825,313 and $1,615,061, respectively)	$1,814,170	$1,593,360
Non-controlled/affiliate investment (amortized cost of $33,707 and $132,650, respectively)	35,670	147,971
Controlled affiliate investment (amortized cost of $554,244 and $554,123, respectively)	556,112	557,012
Cash and cash equivalents	46,708	42,995
Foreign cash (cost of $2,851 and $6,865, respectively)	2,234	6,405
Restricted cash and cash equivalents	73,553	63,084
Collateral on forward currency exchange contracts	8,053	7,613
Deferred financing costs	2,568	2,802
Interest receivable on investments	30,080	37,169
Receivable for sales and paydowns of investments	2,383	4,310
Prepaid insurance	754	210
Unrealized appreciation on forward currency exchange contracts	918	—
Dividend receivable	6,910	9,417
Total Assets	$2,580,113	$2,472,348

Liabilities
Debt (net of unamortized debt issuance costs of $6,911 and $7,567, respectively)	$1,357,589	$1,255,933
Interest payable	12,887	13,283
Payable for investments purchased	8,830	11,453
Unrealized depreciation on forward currency exchange contracts	1,937	2,260
Base management fee payable	8,818	8,929
Incentive fee payable	9,232	7,327
Accounts payable and accrued expenses	9,259	9,581
Distributions payable	29,053	27,116
Total Liabilities	1,437,605	1,335,882

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	65	65
Paid in capital in excess of par value	1,165,191	1,168,384
Total distributable loss	(22,748)	(31,983)
Total Net Assets	1,142,508	1,136,466
Total Liabilities and Total Net Assets	$2,580,113	$2,472,348

Net asset value per share	$17.70	$17.60

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$43,849	$48,069
Dividend income	—	1
PIK income	5,067	3,840
Other income	5,255	5,248
Total investment income from non-controlled/non-affiliate investments	54,171	57,158

Investment income from non-controlled/affiliate investments:
Interest from investments	2,581	2,438
Dividend income	821	1,375
PIK income	315	394
Total investment income from non-controlled/affiliate investments	3,717	4,207

Investment income from controlled affiliate investments:
Interest from investments	9,165	6,355
Dividend income	7,446	7,017
Total investment income from controlled affiliate investments	16,611	13,372
Total investment income	74,499	74,737

Expenses
Interest and debt financing expenses	18,056	19,550
Base management fee	8,818	8,910
Incentive fee	9,232	11,110
Professional fees	801	581
Directors fees	174	174
Other general and administrative expenses	2,443	1,659
Total expenses, net of fee waivers	39,524	41,984
Net investment income before taxes	34,975	32,753
Income tax expense, including excise tax	1,025	595
Net investment income	33,950	32,158

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(2,536)	(10,651)
Net realized gain on non-controlled/affiliate investments	4,719	—
Net realized gain (loss) on foreign currency transactions	23	(4,213)
Net realized gain (loss) on forward currency exchange contracts	1,727	(2,385)
Net change in unrealized appreciation on foreign currency translation	(208)	3,767
Net change in unrealized appreciation on forward currency exchange contracts	1,241	161
Net change in unrealized appreciation on non-controlled/non-affiliate investments	10,558	1,388
Net change in unrealized appreciation on non-controlled/affiliate investments	(13,358)	3,459
Net change in unrealized appreciation on controlled affiliate investments	(1,021)	5,601
Total net gains (losses)	1,145	(2,873)
Net increase in net assets resulting from operations	$35,095	$29,285

Basic and diluted net investment income per common share	$0.53	$0.50
Basic and diluted increase in net assets resulting from operations per common share	$0.55	$0.45
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operations:
Net investment income	$33,950	$32,158
Net realized gain (loss)	3,933	(17,249)
Net change in unrealized appreciation	(2,788)	14,376
Net increase in net assets resulting from operations	35,095	29,285
Stockholder distributions:
Distributions from distributable earnings	(29,053)	(24,534)
Net decrease in net assets resulting from stockholder distributions	(29,053)	(24,534)
Capital share transactions:
Total increase in net assets	6,042	4,751
Net assets at beginning of period	1,136,466	1,116,391
Net assets at end of period	$1,142,508	$1,121,142

Net asset value per common share	$17.70	$17.37
Common stock outstanding at end of period	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$35,095	$29,285
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(400,920)	(327,240)
Proceeds from principal payments and sales of investments	296,739	252,880
Net realized (gain) loss from investments	(2,183)	10,651
Net realized (gain) loss on foreign currency transactions	(23)	4,213
Net change in unrealized appreciation on forward currency exchange contracts	(1,241)	(161)
Net change in unrealized appreciation on investments	3,821	(10,448)
Net change in unrealized appreciation on foreign currency translation	208	(3,767)
Increase in investments due to PIK	(4,296)	(4,234)
Accretion of discounts and amortization of premiums	(1,466)	(1,776)
Amortization of deferred financing costs and debt issuance costs	890	880
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(440)	4,760
Interest receivable on investments	7,089	2,253
Prepaid Insurance	(544)	179
Dividend receivable	2,507	(4,035)
Interest payable	(396)	1,914
Base management fee payable	(111)	(86)
Incentive fee payable	1,905	1,894
Accounts payable and accrued expenses	(322)	(120)
Net cash used in operating activities	(63,688)	(42,958)

Cash flows from financing activities
Borrowings on debt	198,000	155,000
Repayments on debt	(97,000)	(133,000)
Stockholder distributions paid	(27,116)	(23,242)
Net cash provided by (used in) financing activities	73,884	(1,242)
Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	10,196	(44,200)
Effect of foreign currency exchange rates	(185)	(446)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	112,484	125,730
Cash, foreign cash, restricted cash and cash equivalents, end of period	$122,495	$81,084

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$17,562	$16,756
Cash paid for income taxes, including excise taxes during the period	$2,248	$834

	As of March 31,
	2024	2023
Cash	$46,708	$23,072
Restricted cash	73,553	51,441
Foreign cash	2,234	6,571
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$122,495	$81,084

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	13.74%	10/9/2026	$6,762	6,735	5,410
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	9.74%	10/9/2025	$16,058	16,024	13,408
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.15%	8/22/2029	$6,185	6,040	6,077
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.15%	8/22/2029	$23,575	23,019	23,162
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.15%	8/22/2029	$4,146	3,946	3,990
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.15%	8/22/2029	$19,900	19,621	19,552
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,013
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.20%	11/6/2025	$34,974	35,195	33,749
GSP Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.20%	11/6/2025	$4,210	4,197	4,050
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	1,097
Kellstrom Commercial Aerospace, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% (0.50% PIK)	12.09%	7/1/2025	$29,583	29,319	28,991
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.61% (0.50% PIK)	11.56%	7/1/2025	$1,967	1,969	1,881
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.98%	10/19/2026	$7,532	7,430	7,030
Mach Acquisition T/L (15)(19)	First Lien Senior Secured Loan	SOFR	6.65%	11.96%	10/19/2026	$34,236	33,879	32,524
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,345
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	2,625
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	6/30/2028	$14,538	14,287	14,538
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.68%	7/23/2029	$25,451	25,227	25,451
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(37)	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	2/15/2029	$11,882	11,784	11,882
Whitcraft-Paradigm (3)(18)(19)(22)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.33%	2/28/2029	$1,053	1,035	1,053
Aerospace & Defense Total							$245,572	$238,828	20.9%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$5,171	5,122	5,171
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$15,953	15,730	15,953
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$19,922	19,636	19,922
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.49%	5/12/2028	$98	97	98
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.42%	5/17/2029	$12,600	12,600	12,600
Gills Point S (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.10%	12.42%	5/17/2029	$104	104	104
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.10%	12.41%	5/17/2029	$1,113	1,097	1,113
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	219
Gills Point S (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/17/2029	$—	(10)	—
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.18%	11/1/2028	$12,097	11,999	12,097
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.18%	11/1/2028	$343	317	343
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.55%	9/9/2025	$12,013	11,963	12,013
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.68%	9/9/2025	$1,133	1,112	1,133
Automotive Total							$79,951	$80,766	7.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Banking, Finance, Insurance & Real Estate
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.78%	11.09%	4/25/2028	$2,619	2,605	2,593
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.96%	4/25/2028	$2,212	2,161	2,190
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	10.43%	4/25/2028	$495	473	473
Banking, Finance, Insurance & Real Estate Total							$5,239	$5,256	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	16.07%	5/24/2028	$12,135	11,923	11,741
Arctic Glacier U.S.A., Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	16.07%	5/24/2028	$861	829	798
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	11.68%	3/31/2029	$31,366	30,819	30,817
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.68%	3/31/2028	$2,507	2,420	2,420
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	83
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,683
Beverage, Food & Tobacco Total							$51,452	$52,549	4.6%

Capital Equipment
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(68)	—
AXH Air Coolers (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(51)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.19%	10/31/2029	$22,953	22,737	22,953
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	4,017
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.19%	7/6/2028	$12,066	11,878	12,066
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	3.76%	9.07%	12/22/2028	$1,995	1,988	1,998
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.43%	12/22/2027	$8,000	7,873	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,629	5,587	5,572
Capital Equipment Total							$54,780	$55,069	4.8%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.17%	8/10/2028	$7,195	7,023	7,087
INEOS Quattro (6)	First Lien Senior Secured Loan	SOFR	3.85%	9.18%	3/14/2030	$1,995	1,983	1,995
Prince/Ferro (17)	First Lien Senior Secured Loan	SOFR	4.25%	9.72%	4/23/2029	$1,995	1,917	1,978
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027	€98	102	100
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.22%	12/22/2027	$5,788	5,711	5,528
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.18%	12/22/2025	$5,967	5,883	5,531
Chemicals, Plastics & Rubber Total							$22,619	$22,219	1.9%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Construction & Building
Chase Industries, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$23,758	22,747	22,332
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$2,333	2,228	2,193
Chase Industries, Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	12.45%	5/12/2025	$1,084	898	981
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,176
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,706
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	169	212
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	12.32%	8/16/2027	$890	879	890
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	525
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.19%	8/16/2027	$11,636	11,636	11,636
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.00% (1.00% PIK)	12.32%	8/16/2027	$12,581	12,451	12,581
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.19%	8/16/2027	$6,464	6,404	6,464
YLG Holdings, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.41%	10/31/2025	$4,957	4,955	4,957
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	10.41%	10/31/2025	$16,918	16,879	16,918
YLG Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	(23)	—
Construction & Building Total							$80,437	$82,571	7.2%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$11,299	11,243	11,299
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.48%	3/31/2028	$11,434	11,265	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.75%	14.44%	5/30/2028	$8,915	8,783	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	650
TLC Purchaser, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	13.84%	10/13/2025	$38,066	37,710	36,924
TLC Purchaser, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/13/2025	$—	(79)	(286)
Consumer Goods: Durable Total							$70,143	$68,936	6.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Consumer Goods: Non-Durable
Evriholder (17)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.22%	1/24/2028	$22,426	22,210	22,202
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,067
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.31%	8/19/2028	$12,613	12,357	12,614
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.31%	2/21/2031	$34,482	33,977	33,965
RoC Skincare (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(28)	(28)
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.92%	12/15/2025	$13,282	13,287	12,651
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.92%	12/15/2025	$28,838	28,838	27,469
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.92%	12/15/2025	$9,219	9,202	9,219
WU Holdco, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.95%	3/26/2027	$1,674	1,655	1,649
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	10.95%	3/26/2027	$37,190	36,924	36,632
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	10.95%	3/26/2027	$4,282	4,272	4,198
Consumer Goods: Non-Durable Total							$163,633	$161,638	14.1%

Consumer Goods: Wholesale
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.40% (0.75% PIK)	12.46%	4/27/2027	$5,510	5,441	4,463
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(5)	(85)
Consumer Goods: Wholesale Total							$8,550	$4,378	0.4%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.57%	12/29/2027	$4,032	3,977	3,891
ASP-r-pac Acquisition Co LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.44%	12/29/2027	$553	512	439
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.16%	6/28/2028	$12,854	12,341	12,319
Containers, Packaging & Glass Total							$16,830	$16,649	1.5%

Energy: Electicity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	11/19/2027	$1,419	1,398	1,419
WCI Gigawatt Purchaser (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/19/2027	$—	(44)	(44)
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.09%	11/19/2027	$683	639	683
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	11/19/2027	$3,414	3,383	3,414
Energy: Electicity Total							$5,376	$5,472	0.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (3)(6)(18)(19)(23)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	7/12/2029	£1,063	1,249	1,341
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	7/12/2029	£68	82	86
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.86%	7/12/2029	€27	28	29
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,550
Titan Cloud Software, Inc (18)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.48%	9/7/2029	$25,714	25,505	25,714
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85% PIK (2.00% Cash)	12.18%	9/7/2029	$11,673	11,587	11,673
Titan Cloud Software, Inc (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028	$—	(42)	—
Environmental Industries Total							$41,941	$43,393	3.8%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.93%	12/23/2026	$863	853	863
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	12/23/2026	$1,486	1,475	1,486
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2026	$—	(8)	—
Choreo (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	2/18/2028	$2,500	2,500	2,500
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.15%	6/30/2029	$316	313	316
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	15	294	344
Hudson River Trading (18)	First Lien Senior Secured Loan	SOFR	3.11%	8.44%	3/20/2028	$2,992	2,975	2,976
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	2,409	2,425	2,938
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.75%	8/1/2028	$3,825	3,749	3,825
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	8/1/2028	$7,667	7,488	7,667
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029	£295	369	373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.84%	10/4/2027	$9,280	9,280	9,280
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.84%	10/4/2027	$2,343	2,337	2,343
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2032	$—	(85)	—
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/4/2027	$—	(11)	—
FIRE: Finance Total							$33,954	$34,911	3.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Asurion LLC (18)	First Lien Senior Secured Loan	SOFR	4.10%	9.43%	8/19/2028		$1,995	1,975	1,926
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.23%	12/19/2025		$16,454	16,403	16,454
Margaux Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2025		$—	(7)	—
Margaux UK Finance Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2025		£—	(2)	—
McLarens Acquisition Inc. (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/16/2025		$—	—	—
MRHT (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/1/2029		€—	(96)	—
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.40%	2/1/2029		€956	1,019	1,032
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.41%	11/26/2028		€32	36	35
Simplicity (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.70%	12/2/2026		$16,558	16,171	16,558
Simplicity (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.70%	12/2/2026		$5,456	5,333	5,456
Simplicity (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	(32)	—
Simplicity (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	—	—
Simplicity (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.31%	12/2/2026		$225	223	225
FIRE: Insurance Total								$41,023	$41,686	3.6%

Forest Products & Paper
Multi-Color Corp (17)	First Lien Senior Secured Loan	SOFR	5.10%	10.43%	10/29/2028		$1,995	1,903	1,959
Forest Paper & Products Total								$1,903	$1,959	0.2%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals (6)(17)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	5/4/2028		$2,981	2,967	2,982
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—		33	3,293	2,902
Apollo Intelligence (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.06%	5/31/2028		$15,193	15,154	15,117
Apollo Intelligence (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.06%	5/31/2028		$2,547	2,497	2,511
Apollo Intelligence (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028		$—	(67)	(48)
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	—
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£3	4	4
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£121	165	153
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	42	32	27
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.00% (3.00% PIK)	9.43%	9/30/2026		$9,595	9,597	7,652
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.43%	8/20/2029		$1,923	1,923	1,923
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.43%	8/20/2029		$271	271	271
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	—	—
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029		$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	2,062
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€226	250	236
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.86%	5/28/2026		€132	144	138
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	2/28/2029		$37,720	37,256	37,720
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029		$—	(102)	—
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.56%	1/2/2025		$7,051	7,020	6,769
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.56%	1/2/2025		$1,912	1,903	1,835
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.91%	6/16/2028		$8,584	8,481	8,584
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	(10)	—
Healthcare & Pharmaceuticals Total								$94,553	$90,838	8.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/28/2029		£80	99	101
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.68%	10/1/2026		$3,711	3,695	3,711
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028		$—	(24)	(60)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	11.58%	5/25/2029		$17,874	17,758	17,561
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2,136	1,606	1,670
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	12.48%	5/6/2027		$11,151	11,016	11,151
Appriss Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.48%	5/6/2027		$75	68	75
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,107	1,121
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		2	1,844	1,867
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	507	514
CB Nike IntermediateCo Ltd (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025		$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—		4,408	5,360	5,287
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		3,345	3,345	4,828
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.43%	7/19/2026		$876	876	876
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	11.43%	7/19/2026		$36,147	36,221	36,147
Element Buyer, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026		$—	(3)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		896	896	858
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.58%	4/25/2027		$7,439	7,387	7,439
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		109	109	104
Eleven Software (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.43%	9/25/2026		$1,488	1,480	1,488
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	5.25%	9.71%	9/30/2026	AUD	81	56	53
Gainwell Technologies (16)	First Lien Senior Secured Loan	SOFR	4.10%	9.45%	10/1/2027		$2,992	2,926	2,868
Gluware (14)(19)(25)	Warrants	—	—	—	—		4,307	478	661
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$20,890	20,490	20,264
Gluware (18)(19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$5,677	5,638	5,620
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029		$—	(74)	—
Proofpoint Inc (17)	First Lien Senior Secured Loan	SOFR	3.36%	8.69%	8/31/2028		$1,993	1,986	1,997
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,431	1,464
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.21%	4/15/2027		$5,290	5,256	5,132
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.21%	4/15/2027		$2,009	1,997	1,949

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.18%	4/15/2027		$335	327	295
SAM (19)(26)	First Lien Senior Secured Loan	—	12.75% PIK	12.75%	5/9/2028		$33,699	33,489	33,699
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—		156	2,400	2,400
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	12.83%	3/15/2029		$118,749	116,976	116,968
SensorTower (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029		$—	(47)	(47)
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	539
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.95%	2/28/2031		€2,000	2,144	2,138
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(17)	(79)
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(17)	(79)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,263
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.82%	3/6/2028		$2,727	2,687	2,646
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		1	2,123	1,436
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		1	2,123	1,436
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€92	98	97
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$128	127	124
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$262	260	254
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.86%	3/10/2025	DKK	570	93	82
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.60%	3/10/2025	NOK	740	93	68
High Tech Industries Total								$301,228	$298,895	26.3%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.94%	2/1/2027		$14,193	13,989	13,271
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.98%	4/2/2029		$6,744	6,637	6,744
Concert Golf Partners Holdco LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	10.98%	4/2/2029		$4,158	4,081	4,158
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/31/2028		$—	(33)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.32%	1/19/2027		$9,900	9,679	9,900
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2027		$—	(73)	—
Saltoun (7)(14)(18)(19)(26)(29)	First Lien Senior Secured Loan	—	13.75% PIK	13.75%	4/11/2028		$5,360	5,011	456
Saltoun (7)(14)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	13.75% PIK	13.75%	4/11/2028		$1,530	1,430	130
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$350	350	350
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$301	301	301
Saltoun (19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$1,147	1,147	1,147
Hotel, Gaming & Leisure Total								$42,519	$36,457	3.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.68%	3/3/2030		£4,412	5,275	5,569
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€15,081	15,706	16,272
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€3,346	3,548	3,610
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	98	76	64
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.44%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$27,471	$28,381	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028		$1,443	1,434	1,443
Lightning Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.39%	8/31/2028		€1,300	1,424	1,403
Media: Broadcasting & Subscription Total								$2,858	$2,846	0.2%

Media: Diversified & Production
9 Story Media Group Inc. (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.81%	4/30/2026	CAD	90	66	66
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.50%	10.51%	4/30/2026	CAD	1,275	989	942
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.45%	4/30/2026		€577	611	622
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	SOFR	7.50%	12.98%	2/23/2028		$4,985	4,985	4,823
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	7.61%	12.94%	12/31/2025		$11,089	9,821	7,652
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	7.61%	12.94%	12/31/2025		$17,066	15,094	11,776
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	11.94%	12/31/2025		$111	111	111
Internet Brands (17)	First Lien Senior Secured Loan	SOFR	4.25%	9.58%	5/3/2028		$2,992	2,939	2,978
Music Creation Group Bidco GmbH (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	2/23/2028		$4,076	4,005	3,944
Media: Diversified & Production Total								$38,621	$32,914	2.9%

Media: Publishing
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029		£2,217	2,596	2,312
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029		£139	164	164
Media: Publishing Total								$2,760	$2,476	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.80%	5/26/2028	CAD	28	27	20
New Look Vision Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.80%	5/26/2028	CAD	201	133	103
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.80%	5/26/2028	CAD	55	44	39
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	11.45%	5/26/2028		$384	384	375
PETCO (6)(16)	First Lien Senior Secured Loan	SOFR	3.25%	8.82%	3/3/2028		$2,000	1,885	1,854
Thrasio, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	10.00%	15.44%	7/1/2024		$549	410	538
Thrasio, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	7/1/2024		$549	540	549
Thrasio, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	P	9.00%	17.50%	12/18/2026		$11,786	10,742	4,714
Retail Total								$14,165	$8,192	0.7%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,892
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028		$14,390	14,286	14,390
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.60%	3/10/2028		$5,882	5,757	5,882
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	8,908
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.61%	7/10/2028		£803	1,084	1,013
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029		£16	20	20
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/2/2028		$213	212	213
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	359
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.80%	13.12%	6/1/2028		$1,507	1,495	1,507
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	—
Discovery Senior Living (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	3/18/2030		$17,000	16,797	16,796
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.08%	3/18/2030		$472	455	455
Discovery Senior Living (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030		$—	(70)	(71)
Discovery Senior Living (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030		$—	(28)	(28)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	4,316
Enlyte (fka Mitchell International) (17)	First Lien Senior Secured Loan	SOFR	3.86%	9.19%	10/15/2028		$1,995	1,988	1,998
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.89%	7/13/2028		€3,308	3,421	3,569
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.89%	7/13/2028		€94	98	101
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.89%	7/13/2028		€3,476	3,545	3,751
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	19,995
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.06%	1/31/2029		$17,000	16,779	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(48)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/7/2028		£321	419	424
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/7/2028		£115	150	151
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	451

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.80%	7/1/2027		$8,384	8,219	8,384
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,447
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028		£123	168	155
Parcel2Go (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028		£39	51	44
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	2,625
Parcel2Go (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028		£126	171	149
Press Ganey (18)	First Lien Senior Secured Loan	SOFR	3.61%	8.94%	7/24/2026		$1,995	1,985	1,987
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	9.93%	3/3/2027		$1,037	1,025	1,037
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2026		$—	(50)	—
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	11/23/2028		$12,476	12,302	12,476
Smartronix (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(84)	—
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028		$3,688	3,602	3,688
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028		$8,188	7,997	8,188
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.18%	2/17/2026		€6,805	8,148	7,343
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.68%	12/23/2026		$24,854	24,664	24,854
TEI Holdings Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2025		$—	(40)	—
Services: Business Total								$163,892	$178,469	15.6%

Services: Consumer
Ancestry.com Inc. (17)	First Lien Senior Secured Loan	SOFR	3.25%	8.68%	12/6/2027		$1,995	1,953	1,937
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	509
MZR Buyer, LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.18%	12/22/2026		$11,872	11,747	11,753
MZR Buyer, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.23%	12/22/2026		$3,299	3,252	3,247
Surrey Bidco Limited (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	12.47%	5/11/2026		£64	73	65
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	6.00%	10.52%	7/12/2024	AUD	206	143	134
Services: Consumer Total								$17,966	$17,645	1.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	3,822	3,851	4,830
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—	124	1	—
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—	177	2	—
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.60% (6.50% PIK)	14.43%	3/23/2026	$33,422	33,286	39,039
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.43%	7/17/2028	$12,141	11,954	11,898
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.43%	7/17/2028	$7,248	7,124	7,004
Meriplex Communications, Ltd. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/17/2028	$—	(40)	(56)
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,006
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	12.55%	2/28/2029	$10,054	9,964	9,703
Taoglas (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(127)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	12.56%	2/28/2029	$991	991	943
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.55%	2/28/2029	$452	440	436
Telecommunications Total							$69,832	$75,676	6.6%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	8/3/2026	$2,368	2,356	2,367
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.98%	8/3/2026	$2,654	2,646	2,654
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	8/3/2026	$5,837	5,814	5,836
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	8/3/2026	$12,944	12,880	12,944
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.42%	8/3/2026	$3,920	3,842	3,920
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	702
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	16
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	382
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	10	792	1,005
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	9/30/2024	$3,790	3,730	3,790
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.85%	10.18%	9/30/2024	$479	479	479
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.43%	12/16/2028	$12,097	11,792	12,097
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.10%	12.43%	12/16/2028	$1,323	1,198	1,323
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.10%	12.43%	12/16/2028	$17,119	16,948	17,119
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	973
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	12/29/2028	$12,097	11,791	12,097
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.56%	12/29/2028	$267	163	267
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.56%	12/29/2028	$946	901	946
Transportation: Cargo Total							$78,182	$78,917	6.9%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.28%	5/1/2029	$15,367	15,091	15,367
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.15%	5/1/2029	$841	841	841
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.55%	5/1/2029	$6,571	6,444	6,571
Transportation: Consumer Total							$22,376	$22,779	2.0%

Wholesale
Abracon Group Holding, LLC. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.15%	11.46%	7/6/2028	$14,176	14,076	12,404
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.15%	11.47%	7/6/2028	$2,018	1,989	1,766
Abracon Group Holding, LLC. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/6/2028	$—	(29)	(278)
Blackbird Purchaser, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	12/19/2030	$5,405	5,405	5,405
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	640
SRS Distribution Inc. (17)	First Lien Senior Secured Loan	SOFR	3.35%	8.68%	6/5/2028	$2,992	2,985	3,012
SureWerx (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(25)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.08%	12/28/2028	$456	435	456
Wholesale Total							$25,487	$23,405	2.0%
Non-Controlled/Non-Affiliate Investments Total							$1,825,313	$1,814,170	158.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	7,862
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.10%	9/24/2031	AUD	7,072	5,308	4,612
Aerospace & Defense Total								$9,150	$12,474	1.0%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	9,801
Beverage, Food & Tobacco Total								$6,732	$9,801	0.9%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.85% PIK	12.17%	3/31/2027		$6,256	6,256	5,411
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.35% PIK	11.67%	3/31/2027		$3,182	3,182	3,182
Walker Edison (3)(10)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	12.21%	3/31/2027		$841	840	571
Walker Edison (10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	12.21%	3/31/2027		$848	848	733
Consumer Goods: Durable Total								$16,718	$9,897	0.9%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		3,618	1,106	3,498
Energy: Oil & Gas Total								$1,107	$3,498	0.3%

Non-Controlled/Affiliate Investments Total								$33,707	$35,670	3.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,892
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	6/2/2024	$8,013	8,012	6,620
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	82,195	82,194	81,178
Aerospace & Defense Total							$103,185	$98,690	8.6%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	810	810
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	37	36,900	36,900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$37,710	$37,710	3.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$118,995	118,995	118,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(2,258)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	(1,816)
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.30%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	66,076
Investment Vehicles Total							$375,943	$371,726	32.6%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	37,095	37,406	47,986
Transportation: Cargo Total							$37,406	$47,986	4.2%
Controlled Affiliate Investments Total							$554,244	$556,112	48.7%
Investments Total							$2,413,264	$2,405,952	210.6%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	5.23%	—	$27,576	27,576	27,576
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	5.23%	—	$66,071	66,071	66,071
Cash Equivalents Total							$93,647	$93,647	8.2%
Investments and Cash Equivalents Total							$2,506,911	$2,499,599	218.8%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	$76
US DOLLARS 94	POUND STERLING 0	Bank of New York Mellon	6/21/2024	93
US DOLLARS 421	POUND STERLING 0	Citibank	6/24/2024	(421)
US DOLLARS 356	POUND STERLING 0	Bank of New York Mellon	6/24/2024	376
US DOLLARS 20	POUND STERLING 0	Bank of New York Mellon	8/5/2024	20
US DOLLARS 1,338	CANADIAN DOLLAR 1,790	Bank of New York Mellon	12/13/2024	12
US DOLLARS 27,735	POUND STERLING 23,100	Citibank	1/9/2025	(1,518)
US DOLLARS 2,636	EURO 2,290	Bank of New York Mellon	1/9/2025	132
US DOLLARS 71	NORWEGIAN KRONE 740	Citibank	1/24/2025	2
US DOLLARS 2,743	AUSTRALIAN DOLLARS 4,180	Bank of New York Mellon	2/12/2025	(6)
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	(46)
US DOLLARS 46,019	EURO 41,750	Bank of New York Mellon	5/27/2025	66
US DOLLARS 192	CANADIAN DOLLAR 260	Bank of New York Mellon	5/27/2025	(1)
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	23
US DOLLARS 4,227	EURO 3,960	Bank of New York Mellon	6/13/2025	(135)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	299
				$(1,019)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2024. Certain investments are subject to a LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,142,508 as of March 31, 2024.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 25.88% of the Company’s total assets.
(7)
Loan was on non-accrual status as of March 31, 2024.
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
(22)
$439 of the total par amount for this security is at P+ 6.00%.
(23)
$76 of the total par amount for this security is at EURIBOR+ 6.00%.
(24)
Tick mark not used

(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $377,026 or 33.00% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Eleven Software	3/20/2024
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024

Investment	Acquisition Date
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
SoftCo	3/1/2024
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 "Debt".
(30)
Cash equivalents include $73,553 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(In thousands)

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)(26)	Second Lien Senior Secured Loan	SOFR	7.89% PIK	13.20%	10/9/2026	$6,630	6,600	5,437
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	9.79%	10/9/2025	$16,100	16,059	13,685
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	8/22/2029	$6,201	6,051	6,046
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.23%	8/22/2029	$23,634	23,060	23,043
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.17%	8/22/2029	$4,738	4,529	4,516
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.24%	8/22/2029	$19,950	19,653	19,451
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.25%	11/6/2025	$35,241	35,429	33,567
GSP Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.25%	11/6/2025	$2,306	2,292	2,088
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	1,044
Kellstrom Commercial Aerospace, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (0.75% PIK)	12.17%	7/1/2025	$29,630	29,313	28,889
Kellstrom Commercial Aerospace, Inc. (2)(3)(15)(19)(23)(26)	First Lien Senior Secured Loan - Revolver	P	5.61% (0.50% PIK)	14.61%	7/1/2025	$47	46	(61)
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	13.02%	10/19/2026	$7,532	7,420	6,879
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	14.05%	10/19/2026	$34,143	33,752	31,924
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,242
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	2,359
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.96%	6/30/2028	$14,735	14,464	14,735
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	11.01%	7/23/2029	$26,329	26,085	26,329
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(39)	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.35%	2/15/2029	$11,912	11,805	11,912
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.35%	2/28/2029	$146	128	146
Aerospace & Defense Total							$241,619	$233,231	20.5%

Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$5,112	5,060	5,112
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$15,772	15,535	15,772
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$19,695	19,390	19,695
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	5/12/2028	$98	97	97
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.38%	5/17/2029	$12,632	12,632	12,632
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/17/2029	$—	—	—
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.10%	12.51%	5/17/2029	$692	682	692
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	213
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.96%	11/1/2028	$12,128	12,023	12,128
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.96%	11/1/2028	$343	315	343
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.75%	9/9/2025	$12,073	12,015	12,073
JHCC Holdings, LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/9/2025	$—	(22)	—
Automotive Total							$77,911	$78,757	6.9%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Banking, Finance, Insurance & Real Estate
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.63%	11.09%	4/25/2028	$2,626	2,611	2,600
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.96%	4/25/2028	$2,218	2,164	2,196
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	10.46%	4/25/2028	$532	509	510
Banking, Finance, Insurance & Real Estate Total							$5,284	$5,306	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.50% (4.00% PIK)	16.14%	5/24/2028	$12,912	12,672	12,653
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(31)	First Lien Senior Secured Loan - Revolver	—	—	—	5/24/2028	$—	(34)	(39)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	102
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,505
Beverage, Food & Tobacco Total							$18,099	$19,228	1.7%

Capital Equipment
AXH Air Coolers (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(71)	(73)
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.19%	10/31/2029	$1,101	1,047	1,046
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.19%	10/31/2029	$27,992	27,719	27,712
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	3,417
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.21%	7/6/2028	$12,097	11,898	12,097
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (15)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.47%	12/22/2027	$8,000	7,866	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,462	5,415	5,298
Capital Equipment Total							$58,710	$57,960	5.1%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (18)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.19%	8/10/2028	$7,212	7,032	7,032
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027	€99	102	102
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$5,803	5,720	5,614
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.21%	12/22/2025	$3,978	3,881	3,663
Chemicals, Plastics & Rubber Total							$16,735	$16,411	1.4%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$23,734	22,545	22,073
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	12.50%	5/12/2025	$2,331	2,208	2,167
Chase Industries, Inc. (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/12/2025	$—	(224)	(120)
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,040
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,672
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	169	220
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	12.65%	8/16/2027	$896	885	896
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	724
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.11% (1.00% PIK)	12.47%	8/16/2027	$11,689	11,689	11,689
Service Master (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.00% (1.00% PIK)	12.50%	8/16/2027	$11,537	11,392	11,537
YLG Holdings, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.48%	10/31/2025	$4,970	4,968	4,970
YLG Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	10.48%	10/31/2025	$16,962	16,911	16,962
YLG Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	(26)	—
Construction & Building Total							$71,731	$73,830	6.5%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	6/6/2024	$11,329	11,197	11,329
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.56%	3/31/2028	$11,434	11,256	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.44%	5/30/2028	$8,915	8,776	8,759
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	376
TLC Purchaser, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	14.15%	10/13/2025	$37,562	37,149	35,214
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.51%	11.86%	10/13/2025	$3,123	3,031	2,528
Consumer Goods: Durable Total							$72,630	$69,640	6.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,004
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.26%	14.61%	8/22/2028	$12,613	12,347	12,613
RoC Opco LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.95%	2/25/2025	$14,887	14,799	14,887
RoC Opco LLC (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/25/2025	$—	(42)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.97%	12/15/2025	$14,016	14,028	13,350
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	12/15/2025	$30,435	30,435	28,989
Solaray, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.97%	12/15/2025	$11,344	11,343	11,344
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	11.00%	3/26/2026	$1,678	1,657	1,653
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	11.00%	3/26/2026	$37,287	36,991	36,728
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	11.00%	3/26/2025	$3,043	3,030	2,958
Consumer Goods: Non-Durable Total							$125,527	$123,526	10.9%

Consumer Goods: Wholesale
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	434
WSP (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.40% (0.75% PIK)	12.53%	4/27/2027	$5,521	5,449	4,748
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(5)	(63)
Consumer Goods: Wholesale Total							$8,558	$5,119	0.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.64%	12/29/2027	$4,042	3,983	3,900
ASP-r-pac Acquisition Co LLC (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/29/2027	$—	(43)	(114)
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.23%	6/28/2028	$12,887	12,346	11,941
Containers, Packaging & Glass Total							$16,286	$15,727	1.4%

Energy: Electicity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	11.13%	11/19/2027	$1,425	1,402	1,410
WCI Gigawatt Purchaser (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/19/2027	$—	(47)	(19)
WCI Gigawatt Purchaser (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	11.14%	11/19/2027	$—	(47)	(32)
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	11.14%	11/19/2027	$3,465	3,431	3,431
Energy: Electricity Total							$4,739	$4,790	0.4%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	6/25/2029	£987	1,149	1,256
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029	£68	82	86
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029	€27	28	30
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,161
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.48%	9/7/2029	$25,714	25,495	25,714
Titan Cloud Software, Inc (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.48%	9/7/2029	$11,429	11,339	11,429
Titan Cloud Software, Inc (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028	$—	(45)	—
Environmental Industries Total							$41,580	$42,676	3.8%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.96%	12/23/2026	$865	854	857
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.96%	12/23/2026	$1,490	1,478	1,475
Allworth Financial Group, L.P. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2026	$—	(9)	(24)
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.20%	6/30/2029	$320	317	320
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	15	294	325
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	2,341	2,357	2,626
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.70%	8/1/2028	$3,825	3,746	3,825
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.97%	8/1/2028	$7,667	7,478	7,667
Parmenion (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029	£295	368	376
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.23%	10/4/2027	$9,304	9,304	9,304
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.23%	10/4/2027	$2,349	2,342	2,349
FIRE: Finance Total							$28,529	$29,100	2.6%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.23%	12/19/2024		$16,497	16,426	16,497
Margaux Acquisition Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.29%	12/19/2025		$—	(9)	—
Margaux UK Finance Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	11.06%	12/19/2024		£—	(2)	—
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	11.06%	12/19/2024		£7,396	9,603	9,415
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/16/2025		$—	—	—
MRHT (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029		€—	(23)	(28)
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.72%	2/1/2029		€956	1,019	1,050
Paisley Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		€32	36	35
Simplicity (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.40%	11.75%	12/2/2026		$16,641	16,222	16,392
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/2/2026		$—	(131)	(82)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026		$—	(35)	(22)
FIRE: Insurance Total								$43,106	$43,257	3.8%

Healthcare & Pharmaceuticals
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—		32	3,162	2,951
Apollo Intelligence (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.12%	6/1/2028		$15,232	15,145	15,156
Apollo Intelligence (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.12%	6/1/2028		$4,565	4,512	4,529
Apollo Intelligence (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/1/2028		$—	(71)	(48)
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1,953	1,953	—
CPS Group Holdings, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.79%	3/3/2025		$34,417	34,334	34,416
CPS Group Holdings, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.71%	3/3/2025		$592	578	592
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£6	8	8
Datix Bidco Limited (6)(18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£121	165	155
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	42	32	29
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	9.33%	9/30/2026		$9,523	9,520	7,713
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.46%	8/20/2029		$1,928	1,928	1,928
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.43%	8/20/2029		$271	268	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029		$—	—	—
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029		$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	2,062
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€226	250	243
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.90%	5/28/2026		€132	143	142
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.61%	1/2/2025		$7,069	7,028	6,963
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.61%	1/2/2025		$1,916	1,906	1,888
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.96%	6/16/2028		$8,606	8,499	8,606
Sunmed Group Holdings, LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027		$—	(11)	—
Healthcare & Pharmaceuticals Total								$91,171	$87,604	7.7%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029		£80	98	102
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.71%	4/1/2025		$3,816	3,796	3,816
Applitools (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028		$—	(25)	(60)
Applitools (6)(19)(32)	First Lien Senior Secured Loan	SOFR	6.25%	11.61%	5/25/2029		$17,360	17,236	17,056
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2,136	1,606	1,576
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.75%	12.32%	5/6/2027		$11,179	11,033	11,179
Appriss Holdings, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027		$—	(8)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,107	1,126
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		2	1,844	1,876
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	507	516
CB Nike IntermediateCo Ltd (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025		$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—		4,408	5,360	5,504
Cloud Technology Solutions (CTS) (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.00% (4.00% PIK)	13.19%	1/3/2030		£8,247	10,007	10,499
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		3,345	3,345	4,295
Element Buyer, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.46%	7/19/2026		$878	878	878
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.46%	7/19/2026		$36,242	36,327	36,242
Element Buyer, Inc. (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026		$—	(6)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		896	896	840
Eleven Software (15)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.60%	4/25/2027		$7,439	7,384	7,365
Eleven Software (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.46%	9/25/2026		$1,488	1,479	1,473
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	L	5.75%	10.37%	9/30/2026	AUD	81	55	55
Gluware (14)(19)(25)	Warrants	—	—	—	—		4,307	478	511
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$20,604	20,146	19,367
Gluware (18)(19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$5,599	5,555	5,487
NearMap (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029		$—	(78)	—
NearMap (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.61%	12/9/2029		$11,601	11,393	11,601
Onventis (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030		€8,919	9,596	9,845
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,431	1,472
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	11.21%	4/15/2027		$5,304	5,267	5,171
Revalize, Inc. (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.25%	4/15/2027		$2,009	1,996	1,959

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.20%	4/15/2027		$335	327	302
SAM (19)(26)	First Lien Senior Secured Loan	—	12.75% PIK	12.75%	5/9/2028		$33,699	33,481	33,447
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(18)	(92)
Superna Inc. (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(18)	(92)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,196
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.88%	3/6/2028		$2,734	2,692	2,639
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		1	2,123	1,414
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		1	2,123	1,414
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€92	98	100
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$128	127	125
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$262	260	256
Ventiv Holdco, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.60% (1.00% PIK)	11.95%	9/3/2025		$13,902	13,834	13,902
Ventiv Holdco, Inc. (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.60% (1.00% PIK)	11.95%	9/3/2025		$681	662	681
Ventiv Topco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		28	2,833	2,307
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.87%	3/10/2025	DKK	570	93	84
VPARK BIDCO AB (6)(16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.54%	3/10/2025	NOK	740	93	73
High Tech Industries Total								$218,876	$217,507	19.2%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.50%	12.97%	2/1/2027		$14,193	13,971	13,270
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	11.25%	3/30/2029		$6,761	6,650	6,761
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	11.25%	4/2/2029		$3,798	3,715	3,798
Concert Golf Partners Holdco LLC (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/31/2028		$—	(35)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	1/19/2027		$9,925	9,686	9,925
Pyramid Global Hospitality (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2027		$—	(80)	—
Saltoun (7)(14)(18)(19)(26)(29)	First Lien Senior Secured Loan	—	13.75% PIK	13.75%	4/11/2028		$5,183	5,011	2,747
Saltoun (7)(14)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	13.75% PIK	13.75%	4/11/2028		$1,479	1,430	784
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$339	339	339
Saltoun (18)(19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$291	291	291
Saltoun (19)(26)	First Lien Senior Secured Loan - Revolver	—	13.75% PIK	13.75%	4/11/2028		$1,108	1,108	1,108
Hotel, Gaming & Leisure Total								$42,086	$39,023	3.4%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	3/3/2030		£4,412	5,269	5,617
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€15,081	15,684	16,648
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.46%	3/3/2030		€3,346	3,547	3,694
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	11.36%	4/30/2026	AUD	98	76	67
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.47%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$27,442	$28,892	2.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028		$1,443	1,432	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.39%	8/31/2028		€1,300	1,423	1,435
Media: Broadcasting & Subscription Total								$2,855	$2,878	0.3%

Media: Diversified & Production
9 Story Media Group Inc. (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.25%	10.67%	4/30/2026	CAD	90	66	68
9 Story Media Group Inc. (6)(16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.74%	4/30/2026	CAD	1,279	991	966
9 Story Media Group Inc. (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.21%	4/30/2026		€579	613	639
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028		$4,971	4,971	4,822
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.50% PIK)	14.45%	12/31/2025		$11,099	10,103	7,408
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.50% (1.50% PIK)	14.45%	12/31/2025		$17,101	15,537	11,415
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.00% (1.50% PIK)	11.95%	12/31/2025		$111	111	111
Music Creation Group Bidco GmbH (6)(19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028		$4,065	3,990	3,943
Media: Diversified & Production Total								$36,382	$29,372	2.6%

Media: Publishing
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029		£2,217	2,592	2,430
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029		£139	164	168
Media: Publishing Total								$2,756	$2,598	0.2%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	29	27	21
New Look Vision Group (2)(3)(5)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/26/2026	CAD	—	(16)	(46)
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	55	44	41
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	11.50%	5/26/2028		$383	383	374
Thrasio, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	9.26%	14.61%	12/18/2026		$12,335	11,152	4,934
Retail Total								$11,590	$5,324	0.5%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,454
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan	SOFR	4.40%	9.79%	6/16/2025		$7,810	7,739	7,373
AMCP Clean Acquisition Company, LLC (18)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40%	9.79%	6/16/2025		$2,246	2,229	2,121
Avalon Acquiror, Inc. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028		$14,427	14,316	14,030
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.62%	3/10/2028		$5,042	4,909	4,811
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	8,443
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.56%	7/10/2028		£784	1,059	997
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029		£16	20	20
Chamber Bidco Limited (6)(17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/7/2028		$213	211	213
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	343
Darcy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	7.75%	13.12%	6/1/2028		$1,511	1,498	1,496
Darcy Partners (2)(3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	(3)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	4,318
iBanFirst (6)(19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€3,194	3,295	3,526
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€92	96	101
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€3,357	3,412	3,705
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	20,328
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.13%	1/31/2029		$20,000	19,729	20,000
ImageTrend (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(51)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028		£313	407	413
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028		£112	145	148
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	772

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
masLabor (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.83%	7/1/2027		$8,405	8,228	8,405
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,447
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028		£123	168	156
Parcel2Go (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028		£39	51	44
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	2,231
Parcel2Go (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028		£126	171	150
Refine Intermediate, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.60%	9.95%	3/3/2027		$1,037	1,024	1,037
Refine Intermediate, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/3/2026		$—	(55)	—
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	11.57%	11/23/2028		$12,508	12,326	12,383
Smartronix (2)(3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(88)	(63)
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.59%	11/23/2028		$3,697	3,607	3,660
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.76%	11/23/2028		$8,209	8,009	8,127
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
SumUp Holdings Luxembourg S.à.r.l. (6)(19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.21%	2/17/2026		€6,805	8,145	7,512
TEI Holdings Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.76%	12/23/2026		$24,925	24,712	24,925
TEI Holdings Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2025		$—	(40)	—
Services: Business Total								$154,646	$167,623	14.7%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	586
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.21%	12/22/2026		$11,903	11,766	11,903
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.18%	12/22/2026		$2,952	2,900	2,952
Surrey Bidco Limited (6)(17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.46%	5/11/2026		£61	68	62
Zeppelin BidCo Pty Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.15%	7/12/2024	AUD	206	143	140
Services: Consumer Total								$15,675	$15,643	1.4%

Telecommunications
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		3,822	3,851	5,040
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—		124	1	—
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—		177	2	—
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.00% (4.00% PIK)	14.49%	3/22/2026		$32,879	32,724	32,879
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.46%	7/17/2028		$12,163	11,964	12,041
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.42%	7/17/2028		$7,261	7,128	7,139
Meriplex Communications, Ltd. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	10.42%	7/17/2028		$—	(43)	(28)
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—		2,259	2,259	1,999
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	12.60%	2/28/2029		$10,080	9,986	9,727
Taoglas (2)(3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029		$—	—	(127)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	12.61%	2/28/2029		$807	807	760
Taoglas (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.60%	2/28/2029		$453	441	437
Telecommunications Total								$69,120	$69,867	6.1%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$2,374	2,359	2,362
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.98%	5/5/2025	$2,661	2,651	2,661
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$5,852	5,824	5,823
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	5/5/2025	$12,978	12,899	12,913
A&R Logistics, Inc. (3)(15)(19)(24)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.45%	5/5/2025	$2,597	2,514	2,567
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	701
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	166
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	546
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	10	792	1,009
Grammer Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	9/30/2024	$3,790	3,730	3,790
Grammer Purchaser, Inc. (3)(15)(19)(29)	First Lien Senior Secured Loan - Revolver	SOFR	4.85%	10.21%	9/30/2024	$591	591	591
Gulf Winds International (18)(19)(29)	First Lien Senior Secured Loan	SOFR	7.10%	12.46%	12/16/2028	$12,128	11,808	12,127
Gulf Winds International (3)(5)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/16/2028	$—	(131)	—
Omni Intermediate (15)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	11/23/2026	$1,662	1,657	1,662
Omni Intermediate (3)(15)(19)(22)	First Lien Senior Secured Loan - Revolver	P	4.00%	12.50%	11/30/2026	$572	572	572
Omni Intermediate (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.54%	12/30/2027	$8,770	8,768	8,771
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	2,060
RoadOne (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.72%	12/29/2028	$12,128	11,808	12,128
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.72%	12/29/2028	$267	157	267
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.72%	12/29/2028	$948	902	948
Transportation: Cargo Total							$69,751	$71,664	6.3%

Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.28%	5/1/2029	$15,406	15,114	15,406
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.20%	5/1/2029	$843	843	843
Toro Private Investments II, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3,090	3,090	—
Transportation: Consumer Total							$19,047	$16,249	1.4%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (18)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.54%	7/6/2028	$14,212	14,066	12,436
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.57%	7/6/2028	$2,018	1,988	1,766
Abracon Group Holding, LLC. (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/6/2028	$—	(31)	(278)
Blackbird Purchaser, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.86%	12/19/2030	$5,418	5,418	5,418
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	639
SureWerx (3)(5)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(26)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.75%	12.11%	12/29/2028	$577	554	577
Wholesale Total							$22,620	$20,558	1.8%
Non-Controlled/Non-Affiliate Investments Total							$1,615,061	$1,593,360	140.2%

				Interest	Maturity	Principal /			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	7,516
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	7,072	5,308	4,817
Aerospace & Defense Total								$9,150	$12,333	1.1%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	12,801
Beverage, Food & Tobacco Total								$6,732	$12,801	1.1%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	421
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.85% PIK	12.21%	3/31/2027		$5,972	5,972	5,972
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.35% PIK	11.71%	3/31/2027		$3,182	3,182	3,182
Walker Edison (3)(10)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/31/2027		$—	—	—
Walker Edison (10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	12.21%	3/31/2027		$821	821	821
Consumer Goods: Durable Total								$15,567	$10,396	0.9%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	1
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		3,618	1,106	3,498
Energy: Oil & Gas Total								$1,107	$3,499	0.3%

FIRE: Finance
BCC Middle Market CLO 2018-1, LLC (6)(10)(19)(25)	Structured Products	—	—	—	10/20/2030		25,635	24,050	22,618
Fire: Finance Total								$24,050	$22,618	2.0%

Transportation: Consumer
Direct Travel, Inc. (10)(14)(19)(25)	Equity Interest	—	—	—	—		68	—	10,280
Direct Travel, Inc. (10)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$59,944	59,944	59,944
Direct Travel, Inc. (10)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$3,500	3,500	3,500
Direct Travel, Inc. (10)(18)(19)	First Lien Senior Secured Loan	SOFR	6.65%	12.00%	10/2/2025		$4,841	4,841	4,841
Direct Travel, Inc. (10)(18)(19)(26)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.65% (2.00% PIK)	12.00%	10/2/2025		$1,782	1,782	1,782
Direct Travel, Inc. (10)(18)(19)(28)	First Lien Senior Secured Loan	SOFR	6.15%	11.50%	10/2/2025		$202	202	202
Direct Travel, Inc. (3)(10)(18)(19)(28)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15%	11.50%	10/2/2025		$5,775	5,775	5,775
Transportation: Consumer Total								$76,044	$86,324	7.6%
Non-Controlled/Affiliate Investments Total								$132,650	$147,971	13.0%

				Interest	Maturity	Principal /		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,944
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	6/2/2024	$8,013	8,012	6,619
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	89,295	89,294	88,419
Aerospace & Defense Total							$110,285	$105,982	9.3%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	810	810
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	35	34,875	34,875
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$35,685	$35,685	3.1%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$115,995	115,995	115,995
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(1,793)
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	(379)
International Senior Loan Program, LLC (6)(10)(11)(15)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.55%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	66,140
Investment Vehicles Total							$372,943	$370,692	32.7%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	34,899	35,210	44,653
Transportation: Cargo Total							$35,210	$44,653	3.9%
Controlled Affiliate Investments Total							$554,123	$557,012	49.0%
Investments Total							$2,301,834	$2,298,343	202.2%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	5.25%	—	$19,292	19,292	19,292
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	5.25%	—	$54,378	54,378	54,378
Cash Equivalents Total							$73,670	$73,670	6.5%
Investments and Cash Equivalents Total							$2,375,504	$2,372,013	208.7%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
US DOLLARS 78	EURO 0	Bank of New York Mellon	1/18/2024	$77
US DOLLARS 367	EURO 0	Bank of New York Mellon	1/24/2024	366
US DOLLARS 1,082	NORWEGIAN KRONE 2,060	Citibank	1/26/2024	879
US DOLLARS 10	EURO 0	Bank of New York Mellon	2/7/2024	(10)
US DOLLARS 1,990	AUSTRALIAN DOLLARS 3,080	Bank of New York Mellon	2/12/2024	(113)
US DOLLARS 9,711	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	3/5/2024	167
US DOLLARS 41	POUND STERLING 0	Bank of New York Mellon	3/5/2024	(41)
US DOLLARS 1,866	CANADIAN DOLLAR 2,440	Bank of New York Mellon	3/5/2024	15
US DOLLARS 52,372	EURO 48,560	Bank of New York Mellon	3/5/2024	(1,407)
US DOLLARS 40	POUND STERLING 0	Bank of New York Mellon	3/15/2024	(40)
US DOLLARS 10,773	EURO 9,890	Bank of New York Mellon	5/17/2024	(213)
US DOLLARS 94	POUND STERLING 0	Bank of New York Mellon	6/21/2024	94
US DOLLARS 356	POUND STERLING 0	Bank of New York Mellon	6/24/2024	360
US DOLLARS 6,998	POUND STERLING 5,830	Citibank	6/24/2024	(427)
US DOLLARS 10,567	POUND STERLING 8,290	Bank of New York Mellon	8/5/2024	9
US DOLLARS 1,338	CANADIAN DOLLAR 1,790	Bank of New York Mellon	12/13/2024	(19)
US DOLLARS 30,865	POUND STERLING 25,560	Citibank	1/9/2025	(1,765)
US DOLLARS 4,483	EURO 4,000	Bank of New York Mellon	1/9/2025	(9)
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 5,309	EURO 4,800	Bank of New York Mellon	6/10/2025	(115)
US DOLLARS 5,371	EURO 5,000	Bank of New York Mellon	6/13/2025	(280)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	203
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

(Unaudited)

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

On November 19, 2018, the Company closed its initial public offering (the “IPO”), which was a Qualified IPO, issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies. The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, there were five loans from three issuers on non-accrual. As of December 31, 2023, there were five loans from three issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2024 and 2023, we recorded an expense of $1.0 million and $0.5 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2024. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2024, the tax years that remain subject to examination are from 2020 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,637,413	68.0%	$1,612,787	67.0%
Second Lien Senior Secured Loan	61,167	2.5	59,797	2.5
Subordinated Debt	46,075	1.9	46,618	1.9
Preferred Equity	88,900	3.7	107,166	4.5
Equity Interest	203,286	8.4	207,197	8.6
Warrants	480	0.0	661	0.0
Subordinated Note Investment Vehicles (1)	309,724	12.8	309,724	12.9
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(2,258)	(0.1)
Equity Interest Investment Vehicles (1)	66,209	2.7	64,260	2.7
Total	$2,413,264	100.0%	$2,405,952	100.0%

(1)
Represents debt and equity investment in ISLP and SLP (each as defined later).

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,495,237	65.0%	$1,464,423	63.8%
Second Lien Senior Secured Loans	69,749	3.0	68,439	3.0
Subordinated Debt	45,400	2.0	45,877	2.0
Structured Products	24,050	1.0	22,618	1.0
Preferred Equity	86,766	3.8	104,428	4.5
Equity Interests	207,209	9.0	221,355	9.6
Warrants	480	0.0	511	0.0
Subordinated Notes in Investment Vehicles (1)	306,724	13.3	306,724	13.3
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interests in Investment Vehicles (1)	66,209	2.9	65,761	2.9
Total	$2,301,834	100.0%	$2,298,343	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,179,269	90.4%	$2,149,027	89.4%
Cayman Islands	119,600	5.0	129,164	5.4
Belgium	39,729	1.6	52,867	2.2
United Kingdom	20,620	0.9	19,219	0.8
Australia	12,161	0.5	15,538	0.6
Germany	15,038	0.6	13,520	0.6
Ireland	12,122	0.5	13,173	0.5
Luxembourg	8,148	0.3	7,343	0.3
Canada	5,986	0.2	5,543	0.2
Guernsey	405	0.0	408	0.0
Sweden	186	0.0	150	0.0
Total	$2,413,264	100.0%	$2,405,952	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2024 (with corresponding percentage of total portfolio investments):

	As of March 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$375,943	15.7%	$371,726	15.7%
Aerospace & Defense	357,907	14.8	349,992	14.5
High Tech Industries	301,228	12.5	298,895	12.4
Services: Business	163,892	6.8	178,469	7.4
Consumer Goods: Non-Durable	163,633	6.8	161,638	6.7
Transportation: Cargo	115,588	4.8	126,903	5.3
Healthcare & Pharmaceuticals	94,553	3.9	90,838	3.8
Construction & Building	80,437	3.3	82,571	3.4
Automotive	79,951	3.3	80,766	3.4
Consumer Goods: Durable	86,861	3.6	78,833	3.3
Telecommunications	69,832	2.9	75,676	3.1
FIRE: Finance (1)	71,664	3.0	72,621	3.0
Beverage, Food & Tobacco	58,184	2.4	62,350	2.6
Capital Equipment	54,780	2.3	55,069	2.3
Environmental Industries	41,941	1.7	43,393	1.8
FIRE: Insurance (1)	41,023	1.7	41,686	1.7
Hotel, Gaming & Leisure	42,519	1.8	36,457	1.5
Media: Diversified & Production	38,621	1.6	32,914	1.4
Media: Advertising, Printing & Publishing	27,471	1.1	28,381	1.2
Wholesale	25,487	1.1	23,405	1.0
Transportation: Consumer	22,376	0.9	22,779	0.9
Chemicals, Plastics & Rubber	22,619	0.9	22,219	0.9
Services: Consumer	17,966	0.7	17,645	0.7
Containers, Packaging & Glass	16,830	0.7	16,649	0.7
Retail	14,165	0.6	8,192	0.3
Energy: Electricity	5,376	0.2	5,472	0.2
Banking, Finance, Insurance & Real Estate	5,239	0.2	5,256	0.2
Consumer goods: Wholesale	8,550	0.4	4,378	0.2
Energy: Oil & Gas	1,107	0.0	3,498	0.1
Media: Broadcasting & Subscription	2,858	0.1	2,846	0.1
Media: Publishing	2,760	0.1	2,476	0.1
Forest Products & Paper	1,903	0.1	1,959	0.1
Total	$2,413,264	100.0%	$2,405,952	100.0%

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
International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of March 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $66.1 million. As of December 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $66.1 million.

As of March 31, 2024, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2024, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

As of December 31, 2023, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and had $0.0 million in unfunded capital contributions. As of December 31, 2023, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and had $0.0 million in unfunded capital contributions.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $978.1 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of March 31, 2024, ISLP had $731.2 million in debt and equity investments, at fair value. As of December 31, 2023, ISLP had $709.8 million in debt and equity investments, at fair value.

Additionally, ISLP, through a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 225 basis points with JP Morgan (the “ISLP Credit Facility Tranche A”).

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

As of March 31, 2024, the ISLP Credit Facilities had $342.4 million of outstanding debt under the credit facility. As of December 31, 2023 the ISLP Credit Facilities had $320.5 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were 7.4% and 6.6%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2024	December 31, 2023
Total investments	$731,187	$709,846
Weighted average yield on investments	11.5%	11.3%
Number of borrowers in ISLP	38	37
Largest portfolio company investment	$48,329	$47,432
Total of five largest portfolio company investments	$204,645	$206,779
Unfunded commitments	$12,806	$11,496

Below is a listing of ISLP’s individual investments as of March 31, 2024:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2024

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.10%	9/24/2031	AUD	14,144	9,830	9,223
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	15,725
Aerospace & Defense Total								$16,945	$24,948	24.3%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	5.25%	9.71%	9/30/2026	AUD	7,660	4,962	4,995
FIRE: Finance Total								$4,962	$4,995	4.9%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	4,169	3,296	2,719
Healthcare & Pharmaceuticals Total								$3,296	$2,719	2.7%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	9,730	7,062	6,345
Media: Advertising, Printing & Publishing Total								$7,062	$6,345	6.2%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	6.00%	10.52%	7/12/2024	AUD	20,415	16,130	13,313
Services: Consumer Total								$16,130	$13,313	13.0%

Australian Dollar Total								$48,395	$52,320	51.1%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	7/12/2029		£6,050	7,045	7,637
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	9.86%	7/12/2029		£6,578	8,094	8,135
Environmental Industries Total								$15,139	$15,772	15.4%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029		£29,070	35,275	36,695
FIRE: Finance Total								$35,275	$36,695	35.7%

FIRE: Insurance
Margaux UK Finance Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.75%	11.06%	12/19/2025		£7,376	9,318	9,311
Paisley Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	6.00%	11.30%	11/26/2028		£6,373	8,019	8,064
FIRE: Insurance Total								$17,337	$17,375	17.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£339	410	428
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£12,013	16,916	15,164
Healthcare & Pharmaceuticals Total								$17,326	$15,592	15.2%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/28/2029	£7,880	9,103	9,947
Cloud Technology Solutions (CTS) (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% (1.00% PIK)	13.19%	1/3/2030	£8,643	10,818	10,910
High Tech Industries Total							$19,921	$20,857	20.4%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£13,160	15,202	15,574
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	9/2/2029	£5,172	6,073	5,665
Media: Publishing							$21,275	$21,239	20.8%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.61%	7/10/2028	£24,688	33,260	31,164
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	2/1/2029	£27,570	34,022	34,802
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029	£1,576	1,956	1,990
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/7/2028	£5,435	7,178	7,178
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/7/2028	£7,562	9,987	9,987
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028	£12,151	16,455	15,339
Parcel2Go (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028	£12,488	16,870	14,738
Parcel2Go (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028	£3,854	5,135	4,324
Services: Business Total							$124,863	$119,522	116.8%

Services: Consumer
Surrey Bidco Limited (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	12.47%	5/11/2026	£6,371	7,802	6,434
Services: Consumer Total							$7,802	$6,434	6.3%

British Pound Total							$258,938	$253,486	247.6%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.50%	10.51%	4/30/2026	CAD	6,711	5,328	4,957
9 Story Media Group Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.50%	10.81%	4/30/2026	CAD	20	15	15
Media: Diversified & Production Total								$5,343	$4,972	4.8%

Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CDOR	6.00%	11.43%	5/26/2028	CAD	17,821	14,609	12,832
New Look Vision Group (18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.80%	5/26/2028	CAD	1,183	912	852
New Look Vision Group (18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.80%	5/26/2028	CAD	2,271	1,629	1,636
Retail Total				.				$17,150	$15,320	15.0%

Canadian Dollar Total								$22,493	$20,292	19.8%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.86%	3/10/2025	DKK	56,429	9,231	8,164
High Tech Industries Total								$9,231	$8,164	8.0%

Danish Krone Total								$9,231	$8,164	8.0%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027		€9,236	9,336	9,367
Chemicals, Plastics & Rubber Total								$9,336	$9,367	9.2%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.86%	7/12/2029		€2,440	2,475	2,633
Environmental Industries Total								$2,475	$2,633	2.6%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.40%	2/1/2029		€12,000	12,978	12,948
MRHT (3)(15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.75%	10.66%	2/1/2029		€4,235	4,576	4,569
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.41%	11/26/2028		€3,178	3,367	3,429
FIRE: Insurance Total								$20,921	$20,946	20.5%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.86%	5/28/2026		€13,075	15,820	13,685
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€22,328	27,024	23,370
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€13,492	15,041	14,558
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€1,754	1,876	1,893
Healthcare & Pharmaceuticals Total								$59,761	$53,506	52.2%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	11.20%	1/14/2030		€13,919	15,090	15,018
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€8,250	8,347	8,635
High Tech Industries Total								$23,437	$23,653	23.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028		€2,619	2,951	2,826
Media: Broadcasting & Subscription Total								$2,951	$2,826	2.8%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.45%	4/30/2026		€3,618	4,401	3,903
Aptus 1724 Gmbh (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.00% (1.50% PIK)	11.43%	2/23/2028		€35,098	41,499	36,072
Media: Diversified & Production Total								$45,900	$39,975	39.0%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.89%	7/13/2028		€12,735	14,329	13,741
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.18%	2/17/2026		€30,900	35,511	33,341
Services: Business Total								$49,840	$47,082	46.0%

European Currency Total								$214,621	$199,988	195.4%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.60%	3/10/2025	NOK	73,280	8,651	6,769
High Tech Industries Total								$8,651	$6,769	6.6%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.11%	7/15/2029	NOK	174,360	16,601	16,106
Services: Business Total								$16,601	$16,106	15.7%

Norwegian Krone Total								$25,252	$22,875	22.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.49%	5/12/2028	$9,653	9,593	9,653
Automotive Total							$9,593	$9,653	9.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.22%	12/22/2027	$23,221	23,221	22,175
Chemicals, Plastics & Rubber Total							$23,221	$22,175	21.7%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.48%	3/31/2028	$5,000	4,947	5,000
Consumer Goods: Durable Total							$4,947	$5,000	4.9%

High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/28/2029	£9,764	11,887	12,325
CB Nike IntermediateCo Ltd (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	-	-	10/31/2025	$—	—	—
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.55%	12/9/2029	$23,401	23,203	23,400
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$16,450	16,323	15,957
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$8,550	8,484	8,293
High Tech Industries Total							$59,897	$59,975	58.6%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028	$23,907	23,770	23,907
Media: Broadcasting and Subscription Total							$23,770	$23,907	23.4%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	SOFR	7.50%	12.98%	2/23/2028	$10,028	9,984	9,702
Media: Diversified & Production Total							$9,984	$9,702	9.5%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028	$11,790	11,710	11,790
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/2/2028	$21,081	20,950	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	11/23/2028	$10,779	10,683	10,779
Services: Business Total							$43,343	$43,650	42.6%

U.S. Dollar Total							$174,755	$174,062	170.1%

Total							$753,685	$731,187	714.3%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
BRITISH POUNDS 2,245	US DOLLARS 2,731	Goldman Sachs	07/18/2024	$108
US DOLLARS 751	BRITISH POUNDS 590	Goldman Sachs	03/20/2025	4
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/18/2024	(434)
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	92
US DOLLARS 2,019	AUSTRALIAN DOLLARS 3,000	Morgan Stanley	04/18/2024	60
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	674
EURO 230	BRITISH POUNDS 200	Morgan Stanley	01/21/2025	(2)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(166)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(28)
US DOLLARS 1,833	BRITISH POUNDS 1,447	Morgan Stanley	01/21/2025	1
US DOLLARS 2,734	BRITISH POUNDS 2,170	Morgan Stanley	02/14/2025	(15)
US DOLLARS 2,717	BRITISH POUNDS 2,220	Morgan Stanley	05/10/2024	(89)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(550)
EURO 316	CANADIAN DOLLARS 471	Morgan Stanley	03/21/2025	(3)
US DOLLARS 1,356	CANADIAN DOLLARS 1,830	Morgan Stanley	03/21/2025	(2)
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	(25)
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(6)
EURO 512	US DOLLARS 557	Morgan Stanley	04/18/2024	(4)
US DOLLARS 634	EURO 580	Morgan Stanley	02/12/2025	(1)
US DOLLARS 4,795	EURO 4,371	Morgan Stanley	02/28/2025	5
US DOLLARS 5,509	EURO 5,000	Morgan Stanley	04/18/2024	108
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(6)
EURO 2,133	AUSTRALIAN DOLLARS 3,490	Standard Chartered	04/18/2024	25
EURO 1,803	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2024	75
AUSTRALIAN DOLLARS 3,700	US DOLLARS 2,428	Standard Chartered	04/18/2024	(12)
US DOLLARS 679	AUSTRALIAN DOLLARS 1,035	Standard Chartered	03/20/2025	(2)
US DOLLARS 6,883	AUSTRALIAN DOLLARS 10,223	Standard Chartered	04/18/2024	208
US DOLLARS 7,048	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2024	(231)
EURO 1,266	BRITISH POUNDS 1,095	Standard Chartered	06/17/2024	(14)
EURO 4,582	BRITISH POUNDS 4,130	Standard Chartered	07/18/2024	(254)
BRITISH POUNDS 5,180	US DOLLARS 6,575	Standard Chartered	06/17/2024	(25)
US DOLLARS 2,987	BRITISH POUNDS 2,337	Standard Chartered	04/18/2024	32
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(65)
US DOLLARS 6,519	BRITISH POUNDS 5,180	Standard Chartered	06/17/2024	(31)
EURO 321	CANADIAN DOLLARS 480	Standard Chartered	07/18/2024	(8)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2024	15
EURO 919	DANISH KRONE 6,844	Standard Chartered	07/18/2024	1
DANISH KRONE 1,700	US DOLLARS 251	Standard Chartered	07/18/2024	(3)
US DOLLARS 3,988	DANISH KRONE 26,496	Standard Chartered	07/18/2024	132
EURO 824	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2024	13
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	(56)
EURO 3,005	US DOLLARS 3,309	Standard Chartered	06/18/2024	(55)
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	(6)
EURO 18,034	US DOLLARS 20,330	Standard Chartered	07/18/2024	(773)
US DOLLARS 3,330	EURO 3,065	Standard Chartered	07/18/2024	6
US DOLLARS 2,580	EURO 2,340	Standard Chartered	07/18/2024	42
EURO 2,705	US DOLLARS 2,935	Standard Chartered	07/18/2024	(2)
EURO 940	US DOLLARS 1,042	Standard Chartered	07/18/2024	(23)
EURO 3,120	US DOLLARS 3,521	Standard Chartered	07/18/2024	(138)
US DOLLARS 19,998	EURO 18,160	Standard Chartered	04/18/2024	381
US DOLLARS 29,878	EURO 29,700	Standard Chartered	07/18/2024	(2,329)
US DOLLARS 30,672	EURO 27,695	Standard Chartered	12/18/2024	419
NORWEGIAN KRONE 1,825	US DOLLARS 174	Standard Chartered	07/18/2024	(5)
US DOLLARS 3,566	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2024	156
				$(2,806)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2024. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used

(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) $102,371 of March 31, 2024.
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
(33)
Tick mark not used

Below is a listing of ISLP’s individual investments as of December 31, 2023:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2023

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	14,144	9,830	9,635
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	15,033
Aerospace & Defense Total								$16,945	$24,668	23.9%

FIRE: Finance
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	L	5.75%	10.37%	9/30/2026	AUD	7,660	4,952	5,218
FIRE: Finance Total								$4,952	$5,218	5.1%

Healthcare & Pharmaceuticals
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	4.50%	9.29%	4/28/2025	AUD	4,169	3,295	2,840
Healthcare & Pharmaceuticals Total								$3,295	$2,840	2.8%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan	BBSW	7.00%	11.36%	4/30/2026	AUD	9,730	7,056	6,628
Media: Advertising, Printing & Publishing Total								$7,056	$6,628	6.4%

Services: Consumer
Zeppelin BidCo Pty Limited (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	9.15%	7/12/2024	AUD	20,415	16,126	13,907
Services: Consumer Total								$16,126	$13,907	13.5%

Australian Dollar Total								$48,374	$53,261	51.7%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.44%	6/25/2029		£6,050	7,045	7,702
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.44%	6/25/2029		£6,578	8,094	8,285
Environmental Industries Total								$15,139	$15,987	15.5%

FIRE: Finance
Parmenion (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.69%	5/11/2029		£29,070	35,256	37,009
FIRE: Finance Total								$35,256	$37,009	35.9%

FIRE: Insurance
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		£6,373	8,019	8,197
FIRE: Insurance Total								$8,019	$8,197	8.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	4.50%	9.69%	10/28/2024		£639	773	813
Datix Bidco Limited (18)(19)	Second Lien Senior Secured Loan	SONIA	7.75%	12.94%	4/27/2026		£12,013	16,916	15,293
Healthcare & Pharmaceuticals Total								$17,689	$16,106	15.6%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£7,880	9,100	10,032
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	6/4/2029	£9,764	11,887	12,431
High Tech Industries Total							$20,987	$22,463	21.8%

Media: Diversified & Production
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£13,160	15,196	15,916
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.80%	9/2/2029	£5,172	6,073	5,744
Media: Diversified & Production Total							$21,269	$21,660	21.0%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.56%	7/10/2028	£24,106	32,510	30,689
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.49%	2/1/2029	£27,570	34,013	35,099
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029	£1,576	1,955	2,007
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028	£5,299	7,002	7,002
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.81%	7/7/2028	£7,373	9,741	9,741
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.03%	10.22%	5/5/2028	£12,151	16,442	15,470
Parcel2Go (18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.44%	7/17/2028	£12,488	16,856	14,864
Parcel2Go (3)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.19%	7/17/2028	£3,854	5,133	4,361
Services: Business Total							$123,652	$119,233	115.8%

Services: Consumer
Surrey Bidco Limited (17)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.46%	5/11/2026	£5,997	7,317	6,107
Services: Consumer Total							$7,317	$6,107	5.9%

British Pound Total							$249,328	$246,762	239.5%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Media: Diversified & Production
9 Story Media Group Inc. (16)(19)	First Lien Senior Secured Loan	CDOR	5.25%	10.74%	4/30/2026	CAD	6,729	5,342	5,081
9 Story Media Group Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.25%	10.67%	4/30/2026	CAD	20	15	15
Media: Diversified & Production Total								$5,357	$5,096	4.9%

Retail
New Look (Delaware) Corporation (18)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (2.00% PIK)	11.43%	5/26/2028	CAD	17,776	14,574	13,087
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	1,186	915	873
New Look Vision Group (18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.50%	10.93%	5/26/2028	CAD	2,277	1,633	1,677
Retail Total								$17,122	$15,637	15.2%

Canadian Dollar Total								$22,479	$20,733	20.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.87%	3/10/2025	DKK	56,429	9,231	8,356
High Tech Industries Total								$9,231	$8,356	8.1%

Danish Krone Total								$9,231	$8,356	8.1%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.85%	12/22/2027		€9,259	9,355	9,633
Chemicals, Plastics, & Rubber Total								$9,355	$9,633	9.4%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.93%	6/25/2029		€2,440	2,475	2,694
Environmental Industries Total								$2,475	$2,694	2.6%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.72%	2/1/2029		€12,000	12,973	13,181
Paisley Bidco Limited (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.50%	9.45%	11/26/2028		€3,178	3,367	3,508
FIRE: Insurance Total								$16,340	$16,689	16.2%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.90%	5/28/2026		€13,029	15,766	14,023
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	11.03%	5/28/2026		€22,328	27,014	24,032
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€13,492	15,030	14,894
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.62%	10/25/2028		€1,754	1,874	1,937
Healthcare & Pharmaceuticals Total								$59,684	$54,886	53.2%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/12/2030		€5,000	5,321	5,520
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.28%	5/14/2029		€8,250	8,344	8,902
High Tech Industries Total								$13,665	$14,422	14.0%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.39%	8/31/2028		€2,619	2,951	2,891
Media: Broadcasting & Subscription Total								$2,951	$2,891	2.8%

Media: Diversified & Production
9 Story Media Group Inc. (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	9.21%	4/30/2026		€3,627	4,412	4,004
Aptus 1724 Gmbh (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.96%	2/23/2028		€35,000	41,354	37,477
Media: Diversified & Production Total								$45,766	$41,481	40.3%

Services: Business
iBanFirst (19)(26)(32)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.91%	7/13/2028		€12,297	13,843	13,574
SumUp Holdings Luxembourg S.à.r.l. (19)(32)	First Lien Senior Secured Loan	EURIBOR	8.25%	12.21%	2/17/2026		€30,900	35,497	34,111
Services: Business Total								$49,340	$47,685	46.3%

European Currency Total								$199,576	$190,381	184.8%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (16)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.54%	3/10/2025	NOK	73,280	8,651	7,204
High Tech Industries Total								$8,651	$7,204	7.0%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.12%	7/15/2029	NOK	174,360	16,600	17,140
Services: Business Total								$16,600	$17,140	16.6%

Norwegian Krone Total								$25,251	$24,344	23.6%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.54%	5/12/2028	$9,653	9,589	9,653
Automotive Total							$9,589	$9,653	9.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.43%	12/22/2027	$23,280	23,280	22,523
Chemicals, Plastics & Rubber Total							$23,280	$22,523	21.9%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.56%	3/31/2028	$5,000	4,944	5,000
Consumer Goods: Durable Total							$4,944	$5,000	4.9%

Consumer Goods: Non-durable
RoC Opco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.95%	2/25/2025	$15,714	15,714	15,714
Consumer Goods: Non-durable Total							$15,714	$15,714	15.3%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
NearMap (18)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.61%	12/9/2029	$11,800	11,593	11,800
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$16,450	16,316	16,079
Utimaco (18)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$8,550	8,481	8,358
High Tech Industries Total							$36,390	$36,237	35.2%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028	$23,907	23,761	23,907
Media: Broadcasting and Subscription Total							$23,761	$23,907	23.2%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	SOFR	6.25%	11.78%	2/23/2028	$10,000	9,953	9,700
Media: Diversified & Production Total							$9,953	$9,700	9.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028	$11,820	11,735	11,495
Chamber Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/7/2028	$21,081	20,942	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	5.85%	11.57%	11/23/2028	$10,807	10,705	10,699
Services: Business Total							$43,382	$43,275	41.9%

U.S. Dollar Total							$167,013	$166,009	161.2%

Total							$721,252	$709,846	689.0%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
BRITISH POUNDS 2,245	US DOLLARS 2,731	Goldman Sachs	07/18/2024	$128
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/18/2024	(560)
EURO 477	AUSTRALIAN DOLLARS 785	Morgan Stanley	01/17/2024	(9)
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	48
US DOLLARS 1,837	AUSTRALIAN DOLLARS 2,735	Morgan Stanley	01/17/2024	(30)
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	158
EURO 259	BRITISH POUNDS 225	Morgan Stanley	01/24/2024	(1)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(100)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(11)
US DOLLARS 1,795	BRITISH POUNDS 1,410	Morgan Stanley	01/24/2024	—
US DOLLARS 311	BRITISH POUNDS 250	Morgan Stanley	02/13/2024	(7)
US DOLLARS 1,199	BRITISH POUNDS 960	Morgan Stanley	02/14/2024	(24)
US DOLLARS 2,717	BRITISH POUNDS 2,220	Morgan Stanley	05/10/2024	(110)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(636)
EURO 426	CANADIAN DOLLARS 619	Morgan Stanley	03/25/2024	3
US DOLLARS 1,778	CANADIAN DOLLARS 2,400	Morgan Stanley	03/25/2024	(38)
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	22
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	13
US DOLLARS 960	EURO 890	Morgan Stanley	01/17/2024	(24)
US DOLLARS 4,864	EURO 4,600	Morgan Stanley	01/17/2024	(220)
US DOLLARS 604	EURO 560	Morgan Stanley	02/13/2024	(16)
US DOLLARS 818	EURO 755	Morgan Stanley	02/14/2024	(17)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(44)
EURO 889	AUSTRALIAN DOLLARS 1,400	Standard Chartered	01/17/2024	26
EURO 1,803	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2024	39
US DOLLARS 3,774	AUSTRALIAN DOLLARS 5,435	Standard Chartered	01/17/2024	63
US DOLLARS 1,395	AUSTRALIAN DOLLARS 2,040	Standard Chartered	01/17/2024	2
US DOLLARS 7,048	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2024	(573)
EURO 1,266	BRITISH POUNDS 1,095	Standard Chartered	06/17/2024	13
EURO 4,582	BRITISH POUNDS 4,130	Standard Chartered	07/18/2024	(157)
US DOLLARS 1,484	BRITISH POUNDS 1,140	Standard Chartered	01/17/2024	31
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(72)
US DOLLARS 6,519	BRITISH POUNDS 5,180	Standard Chartered	06/17/2024	(79)
EURO 321	CANADIAN DOLLARS 480	Standard Chartered	07/18/2024	(8)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2024	(23)
EURO 919	DANISH KRONE 6,844	Standard Chartered	07/18/2024	—
US DOLLARS 3,988	DANISH KRONE 26,496	Standard Chartered	07/18/2024	23
EURO 824	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2024	(21)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	432
EURO 3,005	US DOLLARS 3,309	Standard Chartered	06/18/2024	33
EURO 18,034	US DOLLARS 20,330	Standard Chartered	07/18/2024	(245)
US DOLLARS 2,580	EURO 2,340	Standard Chartered	07/18/2024	(26)
EURO 2,285	US DOLLARS 2,504	Standard Chartered	01/17/2024	22
EURO 3,700	US DOLLARS 3,941	Standard Chartered	01/17/2024	149
EURO 940	US DOLLARS 1,042	Standard Chartered	07/18/2024	5
EURO 3,120	US DOLLARS 3,521	Standard Chartered	07/18/2024	(47)
US DOLLARS 4,132	EURO 3,730	Standard Chartered	01/17/2024	9
US DOLLARS 24,515	EURO 22,640	Standard Chartered	01/17/2024	(508)
US DOLLARS 29,878	EURO 29,700	Standard Chartered	07/18/2024	(3,199)
US DOLLARS 30,672	EURO 27,695	Standard Chartered	12/18/2024	(397)
US DOLLARS 3,566	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2024	(69)
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
(4)
Percentages are based on the ISLP's net assets (in thousands) of $103,019 as of December 31, 2023.
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
(33)
Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2024	December 31, 2023
Investments at fair value (amortized cost of $753,685 and $721,252, respectively)	$731,187	$709,846
Cash and cash equivalents	4,807	9,006
Foreign cash (cost of $10,245 and $22,237, respectively)	10,158	22,528
Collateral on foreign currency exchange contracts	4,442	4,383
Deferred financing costs (net of accumulated amortization of $2,279 and $2,026, respectively)	2,901	3,154
Interest receivable on investments	14,622	11,244
Unrealized appreciation on forward currency exchange contracts	43	—
Total assets	$768,160	$760,161

Debt	$342,421	$320,491
Subordinated notes payable to members	299,916	301,426
Interest payable on debt	6,189	5,841
Interest payable on subordinated notes	10,106	18,501
Unrealized depreciation on forward currency exchange contracts	2,849	6,052
Dividend payable	4,097	3,931
Accounts payable and accrued expenses	211	900
Total liabilities	$665,789	$657,142
Members’ equity	102,371	103,019
Total liabilities and members’ equity	$768,160	$760,161

Selected Statements of Operations Information

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income
Interest Income	$21,451	$17,369
Total investment income	21,451	17,369

Expenses
Interest and debt financing expenses	6,730	5,661
Interest expense on members subordinated notes	9,792	8,386
General and administrative expenses	831	800
Total expenses	17,353	14,847
Net investment income	4,098	2,522

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	12	(2,032)
Net realized loss on foreign currency transactions	(8)	(1,193)
Net realized loss on forward currency exchange contracts	(154)	(127)
Net change in unrealized appreciation on foreign currency translation	7,347	(2,407)
Net change in unrealized appreciation on forward currency exchange contracts	3,246	(853)
Net change in unrealized appreciation on investments	(11,092)	10,135
Net gain (loss) on investments	(649)	3,523
Net increase in members’ equity resulting from operations	$3,449	$6,045

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of March 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $119.0 million, preferred equity interests of ($2.3) million and equity interests of ($1.8) million. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million.

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

On March 7, 2022, SLP acquired 70% of the Company’s membership interests in BCC Middle Market CLO 2018‑1 LLC (the “2018‑1 Issuer”). The Company received $56.1 million in proceeds resulting in a realized gain of $1.2 million, which is included in net realized gain in non-controlled/non-affiliate investments. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. Through this acquisition, the 2018‑1 Issuer became a consolidated subsidiary of SLP and was deconsolidated from the Company’s consolidated financial statements. The Company retained the remaining 30% of the 2018‑1 membership interests as a non-controlling equity interest. Please see Note 6 for additional details on the formation of the 2018‑1 Issuer and the related CLO Transaction.

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

On March 13, 2024, SLP refinanced the 2018-1 Issuer through a private placement of $500 million of senior secured and senior deferrable notes consisting of (i) $290.0 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 2.25% per annum; (ii) $20.0 million of Class A‑J‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.70% per annum; (iii) $30.0 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.90% per annum; (iv) $40.0 million of Class B-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.90% per annum; (v) $30.0 million of Class C-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 5.90% per annum; and (vi) $30.0 million of Class D-R Junior Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 8.32% per annum (collectively, the “2018‑1 CLO Reset Notes”). The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. The 2018‑1 CLO Reset Notes are scheduled to mature on April 20, 2036 and the reinvestment period ends April 20, 2028. The transaction resulted in a realized loss on the extinguishment of debt of $1.3 million from the acceleration of unamortized debt issuance costs. The obligations of the 2018-1 Issuer under the 2018-1 CLO Transaction are non-recourse to the Company.

As part of the refinancing transaction, SLP bought the Company's membership interests of the 2018-1 Issuer for $22.4 million, making SLP the sole owner of the membership interests.

Below is a table summary of the 2018‑1 CLO Reset Notes as of March 31, 2024:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		March 31, 2024
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	7.52%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	7.97%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	8.17%
Class B-R	40,000	3.90	% + 3 Month SOFR	9.17%
Class C-R	30,000	5.90	% + 3 Month SOFR	11.17%
Class D-R	30,000	8.32	% + 3 Month SOFR	13.59%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

On August 9, 2023, (the “2023-1 Closing Date”), SLP, through BCC Middle Market CLO 2023‑1 LLC (the “2023‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP, completed a $400.0 million term debt securitization (the “2023-1 CLO Transaction”). The Class A, B-1, B-2, C, D, and E 2023-1 notes issued in connection with the 2023-1 CLO Transaction (the “2023-1 Notes”) are secured by a diversified portfolio of the 2023-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2023-1 Portfolio”). At the 2023-1 Closing Date, the 2023-1 Portfolio was comprised of assets transferred from SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2023-1 CLO Transaction.

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of March 31, 2024:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		March 31, 2024
Class A Notes	$234,000	2.55	% + SOFR	7.87%
Class B-1 Notes	29,000	3.80	% + SOFR	9.12%
Class B-2	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	9.87%
Class D Notes	24,000	6.65	% + SOFR	11.97%
Class E Notes	24,000	9.84	% + SOFR	15.16%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bears interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the “MM_23_3 Credit Facility”). The maturity date of the MM_23_3 Credit Facility is September 27, 2027. With an effective rate of 8.1% per annum, as of March 31, 2024, the MM_23_3 Credit Facility had $90.9 million of outstanding debt under the credit facility. With an effective rate of 8.2% per annum, as of December 31, 2023, the MM_23_3 Credit Facility had $97.9 million of outstanding debt under the credit facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of March 31, 2024 was 8.5%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.7%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2024	December 31, 2023
Total investments	$811,384	$879,930
Weighted average yield on investments	11.9%	12.1%
Number of borrowers in SLP	57	62
Largest portfolio company investment	$32,368	$32,283
Total of five largest portfolio company investments	$152,149	$151,954
Unfunded commitments	$3,779	$3,734

Below is a listing of SLP’s individual investments as of March 31, 2024:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2024

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.15%	8/22/2029	$18,656	18,656	18,330
Robinson Helicopter (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	6/30/2028	$31,161	30,832	31,161
Saturn Purchaser Corp. (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.35%	10.68%	7/23/2029	$20,437	20,353	20,438
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	2/15/2029	$9,900	9,816	9,900
Aerospace & Defense Total							$79,657	$79,829	756.3%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.15%	10.49%	5/12/2028	$10,800	10,800	10,800
Gills Point S (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.10%	12.42%	5/17/2029	$9,925	9,925	9,925
Intoxalock (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.18%	11/1/2028	$17,056	16,918	17,056
JHCC Holdings, LLC (19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	10.70%	9/9/2025	$8,227	8,167	8,227
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.55%	9/9/2025	$16,405	16,290	16,405
Automotive Total							$62,100	$62,413	591.3%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.63%	11.06%	4/25/2028	$7,820	7,738	7,743
Banking, Finance, Insurance & Real Estate Total							$7,738	$7,743	73.4%

Chemicals, Plastics & Rubber
Hultec (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.65%	11.95%	3/31/2029	$6,434	6,264	6,305
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.00%	11.22%	12/22/2027	$20,064	19,976	19,161
Chemicals, Plastics & Rubber Total							$26,240	$25,466	241.3%

Construction & Building
AXH Air Coolers (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.19%	10/31/2029	$15,375	15,229	15,375
Service Master (18)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.19%	8/16/2027	$9,911	9,911	9,911
YLG Holdings, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	10.41%	10/31/2025	$20,296	20,296	20,296
Construction & Building Total							$45,436	$45,582	431.9%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$9,895	9,895	9,895
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.48%	3/31/2028	$5,000	4,932	5,000
TLC Purchaser, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.26% (6.25% PIK)	13.84%	10/13/2025	$10,662	10,185	10,342
Consumer Goods: Durable Total							$25,012	$25,237	239.1%

Consumer Goods: Non-Durable
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.31%	8/19/2028	$5,004	5,004	5,004
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.92%	12/15/2025	$9,972	9,972	9,498
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.95%	3/26/2027	$6,444	6,444	6,348
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	10.95%	3/26/2027	$6,237	6,237	6,144
Consumer Goods: Non-Durable Total							$27,657	$26,994	255.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Wholesale
WSP (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.40% (0.75% PIK)	12.46%	4/27/2027	$5,623	5,565	4,554
Consumer Goods: Wholesale Total							$5,565	$4,554	43.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.26%	11.57%	12/29/2027	$22,761	22,595	21,964
Iris Holding, Inc. (17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	10.16%	6/28/2028	$9,850	9,502	9,440
Containers, Packaging & Glass Total							$32,097	$31,404	297.5%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.93%	12/23/2026	$2,106	2,106	2,106
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	12/23/2026	$8,323	8,323	8,323
Congress Wealth (18)(19)(34)	First Lien Senior Secured Loan	SOFR	6.85%	12.15%	6/30/2029	$4,707	4,708	4,708
FIRE: Finance Total							$15,137	$15,137	143.4%

FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.23%	12/19/2025	$8,988	8,988	8,988
Margaux Acquisition Inc. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.23%	12/19/2025	$11,224	11,224	11,224
Simplicity (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.70%	12/2/2026	$19,800	19,339	19,800
FIRE: Insurance Total							$39,551	$40,012	379.1%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(18)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.06%	5/31/2028	$10,638	10,563	10,585
HealthDrive (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	11.43%	8/20/2029	$18,656	18,656	18,656
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.91%	6/16/2028	$9,508	9,508	9,508
Healthcare & Pharmaceuticals Total							$38,727	$38,749	367.1%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	-	-	10/1/2026	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.68%	10/1/2026	$2,707	2,707	2,707
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	-	-	10/1/2026	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.68%	10/1/2026	$5,860	5,860	5,860
Applitools (16)(19)(26)(32)	First Lien Senior Secured Loan	SOFR	6.25% PIK	11.58%	5/25/2029	$11,329	11,245	11,131
Element Buyer, Inc. (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.43%	7/19/2026	$9,948	9,948	9,948
NearMap (18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.55%	12/9/2029	$16,247	16,079	16,247
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.82%	3/6/2028	$33,369	33,037	32,368
High Tech Industries Total							$78,876	$78,261	741.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.94%	2/1/2027	$6,000	5,725	5,610
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	10.98%	4/2/2029	$20,436	20,130	20,436
Pyramid Global Hospitality (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.00%	12.32%	1/19/2027	$15,840	15,488	15,840
Saltoun (7)(12)(14)(18)(19)(26)	First Lien Senior Secured Loan	—	13.75% PIK	13.75%	4/11/2028	$11,846	11,045	1,007
Hotel, Gaming & Leisure Total							$52,388	$42,893	406.4%

Retail
New Look (Delaware) Corporation (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	10.95%	5/26/2028	$9,531	9,222	9,292
Thrasio, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	P	9.00%	17.50%	12/18/2026	$8,681	8,681	3,472
Thrasio, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	8.00%	13.33%	7/1/2024	$404	398	398
Thrasio, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	10.00%	15.44%	7/1/2024	$404	404	404
Retail Total							$18,705	$13,566	128.5%

Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	3/10/2028	$32,300	32,065	32,300
Refine Intermediate, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	4.50%	9.93%	3/3/2027	$19,712	19,712	19,712
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	11/23/2028	$12,903	12,725	12,903
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028	$8,728	8,521	8,728
TEI Holdings Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.68%	12/23/2026	$18,337	18,337	18,337
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	11/19/2027	$20,357	20,136	20,357
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.09%	11/19/2027	$4,735	4,656	4,735
Services: Business Total							$116,152	$117,072	1109.2%

Services: Consumer
Eagle Parent Corp (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.55%	4/2/2029	$3,301	3,293	3,277
MZR Buyer, LLC (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.18%	12/22/2026	$27,442	27,387	27,167
Services: Consumer Total							$30,680	$30,444	288.4%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	10.43%	7/17/2028	$14,910	14,737	14,612
Taoglas (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.55%	2/28/2029	$18,606	18,322	17,955
Telecommunications Total							$33,059	$32,567	308.5%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	11.48%	8/3/2026	$29,153	29,153	29,153
Grammer Purchaser, Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.85%	10.18%	9/30/2024	$192	192	192
Grammer Purchaser, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.39%	9/30/2024	$3,428	3,428	3,428
Gulf Winds International (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.10%	12.43%	12/16/2028	$14,195	13,917	14,195
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.56%	12/29/2028	$6,951	6,782	6,951
RoadOne (3)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.56%	12/29/2028	$1,068	1,066	1,068
Transportation: Cargo Total							$54,538	$54,987	521.0%

Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.28%	5/1/2029	$19,850	19,328	19,850
Transportation: Consumer Total							$19,328	$19,850	188.1%

Wholesale
Abracon Group Holding, LLC. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.15%	11.46%	7/6/2028	$11,820	11,648	10,343
SureWerx (16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.75%	12.05%	12/28/2029	$8,281	8,107	8,281
Wholesale Total							$19,755	$18,624	176.4%

Total							$828,398	$811,384	7687.2%

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate

(“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate ("BBSW"), the Bank Bill Swap Bid Rate ("BBSY"), or the Prime Rate (“Prime” or "P"), the Sterling Overnight Index Average ("SONIA") and Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind ("PIK"). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2024. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, SOFR, or Prime interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $(10,555) as of March 31, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of March 31, 2024.
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
Non-income producing
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

Below is a listing of SLP's individual investments as of December 31, 2023:

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
(4)
Percentages are based on SLP's net assets (in thousands) of $15,269 as of December 31, 2023.
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
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2024	December 31, 2023
Investments at fair value (amortized cost of $828,398 and $893,621, respectively)	$811,384	$879,930
Cash	6,767	10,303
Restricted cash and cash equivalents	293,989	89,516
Prepaid expenses	4,600	4,718
Deferred financing costs (net of accumulated amortization of $89 and $46, respectively)	611	654
Interest receivable on investments	7,506	6,808
Total assets	$1,124,857	$991,929

Interest payable on debt	$9,618	$18,669
Interest payable on subordinated notes	5,898	5,929
Debt (net of unamortized debt issuance costs of $4,821 and $4,628, respectively)	878,079	713,494
Subordinated notes payable to members	238,000	232,000
Distributions payable	2,807	5,068
Accounts payable and accrued expenses	1,010	1,500
Total liabilities	$1,135,412	$976,660
Members’ deficit	(10,555)	(7,211)
Noncontrolling interests	—	22,480
Total members' equity (deficit)	$(10,555)	$15,269
Total liabilities and members’ equity	$1,124,857	$991,929

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income
Interest Income	$26,664	$16,524
Total investment income	26,664	16,524

Expenses
Interest and debt financing expenses	16,097	7,592
Interest expense on members' subordinated notes	5,898	2,786
Professional fees and other expenses	1,477	761
Total expenses	23,472	11,139

Net investment income	3,192	5,385

Net realized and unrealized gains (losses)
Net realized gain on investments	666	47
Net realized loss on extinguishment of debt	(1,139)	—
Net change in unrealized appreciation on investments	(3,322)	(399)
Net loss on investments	(3,795)	(352)
Net increase (decrease) in members' equity resulting from operations	(603)	5,033

Less: net increase attributable to noncontrolling interests	66	(1,529)
Net increase (decrease) in members' capital from operations	$(537)	$3,504

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$46,764	$1,566,023	$—	$1,612,787
Second Lien Senior Secured Loan	—	—	59,797	—	59,797
Subordinated Debt	—	—	46,618	—	46,618
Preferred Equity	—	—	107,166	—	107,166
Equity Interest	—	—	207,197	—	207,197
Warrants	—	—	661	—	661
Subordinated Note Investment Vehicles (1)	—	—	309,724	—	309,724
Preferred Equity Interest Investment Vehicles (1)	—	—	—	(2,258)	(2,258)
Equity Interest Investment Vehicles (1)	—	—	—	64,260	64,260
Total Investments	$—	$46,764	$2,297,186	$62,002	$2,405,952
Cash equivalents	$93,647	$—	$—	$—	$93,647
Forward currency exchange contracts (asset)	$—	$918	$—	$—	$918
Forward currency exchange contracts (liability)	$—	$(1,937)	$—	$—	$(1,937)

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

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$21,435	$1,442,988	$—	$1,464,423
Second Lien Senior Secured Loans	—	—	68,439	—	68,439
Subordinated Debt	—	—	45,877	—	45,877
Structured Products	—	—	22,618	—	22,618
Preferred Equity	—	—	104,428	—	104,428
Equity Interests	—	—	221,355	—	221,355
Warrants	—	—	511		511
Subordinated Notes in Investment Vehicles (1)	—	—	306,724	—	306,724
Preferred Equity Interests in Investment Vehicles (1)	—	—	—	(1,793)	(1,793)
Equity Interests in Investment Vehicles (1)	—	—	—	65,761	65,761
Total Investments	$—	$21,435	$2,212,940	$63,968	$2,298,343
Cash equivalents	$73,670	$—	$—	$—	$73,670
Forward currency exchange contracts (liability)	$—	$(2,260)	$—	$—	$(2,260)

(1)
Includes debt and equity investments in ISLP and SLP
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, our equity investment in ISLP and SLP is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Purchases of investments and other adjustments to cost	352,460	6,267	—	3,000	—	2,134	—	—	363,861
Paid-in-kind interest income	3,529	—	132	—	—	—	634	—	4,295
Net accretion of discounts (amortization of premiums)	1,495	—	(119)	—	—	—	40	—	1,416
Principal repayments and sales of investments	(240,214)	(13,456)	(8,623)	—	(22,414)	—	—	—	(284,707)
Net change in unrealized appreciation on investments	5,238	(10,235)	(60)	—	1,433	604	67	150	(2,803)
Net realized gain (loss) on investments	527	3,266	28	—	(1,637)	—	—	—	2,184
Balance as of March 31, 2024	$1,566,023	$207,197	$59,797	$309,724	$-	$107,166	$46,618	$661	$2,297,186
Change in unrealized appreciation attributable to investments still held at March 31, 2024	$6,311	$(3,570)	$(57)	$—	$-	$604	$67	$150	$3,505

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the three months ended March 31, 2024, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the three months ended March 31, 2024, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the twelve months ended December 31, 2023:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2023	$1,554,258	$210,689	$93,950	$237,974	$22,763	$80,945	$43,922	$524	$2,245,025
Purchases of investments and other adjustments to cost	691,211	19,868	—	68,750	—	40,331	—	—	820,160
Paid-in-kind interest	20,521	—	272	—	—	—	1,516	—	22,309
Net accretion of discounts (amortization of premiums)	4,288	—	327	—	—	—	131	—	4,746
Principal repayments and sales of investments	(815,383)	(3,347)	(28,157)	—	—	(29,677)	—	—	(876,564)
Net change in unrealized appreciation on investments	36,970	(6,648)	2,861	—	(145)	(6,177)	308	(13)	27,156
Net realized gains (losses) on investments	(56,396)	793	(814)	—	—	19,006	—	—	(37,411)
Transfers to Level 3	7,519	—	—	—	—	—	—	—	7,519
Balance as of December 31, 2023	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Change in unrealized appreciation attributable to investments still held at December 31, 2023	$2,726	$(5,708)	$(456)	$—	$(145)	$(6,177)	$308	$112	$(9,340)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the twelve months ended December 31, 2023, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the twelve months ended December 31, 2023, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2024 were as follows:

	As of March 31, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,203,105	Discounted cash flows	Comparative Yields	5.9%		—	24.0%		(12.3%)
First Lien Senior Secured Loans	71,375	Comparable company multiple	EBITDA Multiple	0.4	x	—	27.3	x	(17.3)
First Lien Senior Secured Loans	9,897	Discounted cash flows	Discount Rate				15.2%
First Lien Senior Secured Loans	9,219	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	59,797	Discounted cash flows	Comparative Yields	12.5%		—	26.3%		(15.3%)
Subordinated Notes in Investment Vehicles	309,724	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	46,618	Discounted cash flows	Comparative Yields	12.5%		—	14.4%		(14.2%)
Equity Interests	129,164	Discounted cash flows	Discount Rate	13.4%		—	16.4%		(15.3%)
Equity Interests	61,503	Comparable company multiple	EBITDA Multiple	6.3	x	—	27.3	x	(12.2x)
Preferred equity	61,719	Comparable company multiple	EBITDA Multiple	4.3	x	—	29.5	x	(11.6x)
Preferred equity	4,966	Discounted cash flows	Comparative Yields				11.7%
Preferred equity	83	Discounted cash flows	Discount Rate				18.0%
Warrants	661	Comparable company multiple	EBITDA Multiple	12.0	x	—	27.3	x	(12.0x)
Total investments	$1,967,831

(1)
Included within the Level 3 assets of $2,297,186 is an amount of $329,355 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/ decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2024	December 31, 2023
2019-1 Debt	2	$349,846	$343,136
March 2026 Notes	2	281,924	279,596
October 2026 Notes	2	275,741	270,903
Sumitomo Credit Facility	3	412,000	311,000
Total Debt		$1,319,511	$1,204,635

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

For the three months ended March 31, 2024 and 2023, management fees were $8.8 million and $8.9 million, respectively. For the three months ended March 31, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended March 31, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of March 31, 2024 and December 31, 2023, $8.8 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $9.2 million and $11.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations. The Advisor has voluntarily waived $0.0 million and $0.0 million, respectively, of the income incentive fees earned by the Advisor during the three months ended March 31, 2024 and 2023. Such income incentive fee waiver is irrevocable and such waived income incentive fees will not be subject to recoupment in future periods. This income incentive fee waiver does not impact any income incentive fees earned by the Advisor in future periods.

As of March 31, 2024 and December 31, 2023, there was $9.2 million and $7.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2024 and December 31, 2023.

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

For the three months ended March 31, 2024 and 2023, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with the advisor, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and the Company will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Company incurred expenses related to the Administrator of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, respectively, there were $0.4 million and $0.4 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of March 31, 2024 and December 31, 2023, the Advisor held 14,064.30 and 449,699.30 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 13,453,476.66 and 12,875,920.66 shares of the Company at March 31, 2024 and December 31, 2023, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2024 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$12,801	$—	$—	$(3,000)	$—	$9,801	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,817	—	—	(205)	—	4,612	93	—
Ansett Aviation Training Equity Interest (1)	7,516	—	—	346	—	7,862	—	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,618	—	(22,414)	1,433	(1,637)	—	821	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	1	—	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	3,498	—	—	—	—	3,498	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	(4,841)	—	—	—	138	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	3,500	—	(3,500)	—	—	—	100	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	1,782	—	(1,782)	—	—	—	60	—
Direct Travel, Inc. First Lien Senior Secured Loan	59,944	—	(59,944)	—	—	—	2,027	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	5,775	—	(5,775)	—	—	—	151	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	(202)	—	—	—	6	—
Direct Travel, Inc. Equity Interest (1)	10,280	—	(6,354)	(10,282)	6,356	—	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	421	—	—	(421)	—	—	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan	5,972	284	—	(845)	—	5,411	189	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	3,182	—	—	—	—	3,182	94	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	—	840	—	(269)	—	571	12	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	821	26	—	(114)	—	733	26	—
Total Non-Controlled/affiliate investment	$147,971	$1,150	$(104,812)	$(13,358)	$4,719	$35,670	$3,717	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$115,995	$3,000	$—	$—	$—	$118,995	$2,949	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(1,793)	—	—	(465)	—	(2,258)	421	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	(379)	—	—	(1,437)	—	(1,816)	1,193	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan (1)	6,619	—	—	1	—	6,620	—	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest (1)	10,944	—	—	(52)	—	10,892	—	—
Gale Aviation (Offshore) Co, Equity Interest	88,419	—	(7,100)	(141)	—	81,178	3,200	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	66,140	—	—	(64)	—	66,076	2,632	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	190,729	—	—	—	—	190,729	6,216	—
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	810	—	—	—	—	810	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	34,875	2,025	—	—	—	36,900	—	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Lightning Holdings Equity Interest (1)	44,653	2,196	—	1,137	—	47,986	—	—
Total Controlled affiliate investment	$557,012	$7,221	$(7,100)	$(1,021)	$—	$556,112	$16,611	$—
Total	$704,983	$8,371	$(111,912)	$(14,379)	$4,719	$591,782	$20,328	$—

(1) Non-income producing.

Transactions during the year ended December 31, 2023 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

	Fair Value					Fair Value
	as of			Change in	Realized	as of	Dividend,
	December 31,	Gross	Gross	Unrealized	Gains	December 31,	Interest, and	Other
Portfolio Company	2022	Additions	Reductions	Appreciation	(Losses)	2023	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC, Equity Interest (1)	$14,581	$11	$—	$(1,791)	$—	$12,801	$—	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,818	—	—	(1)	—	4,817	376	—
Ansett Aviation Training Equity Interest (1)	5,310	—	—	2,206	—	7,516	(159)	—
BCC Middle Market CLO 2018-1, LLC. Equity Interest	22,763	—	—	(145)	—	22,618	4,814	—
Blackbrush Oil & Gas, L.P. First Lien Senior Secured Loan	9,040	139	(9,178)	(1)	—	—	978	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	—	—	—	1	—	1	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	30,785	—	(29,677)	(16,616)	19,006	3,498	—	—
Direct Travel, Inc. First Lien Senior Secured Loan	4,841	—	—	—	—	4,841	574	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	3,440	60	—	—	—	3,500	444	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	1,741	41	—	—	—	1,782	221	—
Direct Travel, Inc. First Lien Senior Secured Loan	58,721	1,223	—	—	—	59,944	8,240	—
Direct Travel, Inc. First Lien Senior Secured Loan - Delayed Draw	4,125	1,650	—	—	—	5,775	583	—
Direct Travel, Inc. First Lien Senior Secured Loan	202	—	—	—	—	202	25	—
Direct Travel, Inc. Equity Interest (1)	13,033	—	—	(2,753)	—	10,280	—	—
Walker Edison First Furniture Company LLC Equity Interest (1)	—	5,592	—	(5,171)	—	421	—	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan	—	5,972	—	—	—	5,972	555	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Revolver	—	3,182	—	—	—	3,182	330	—
Walker Edison First Furniture Company LLC First Lien Senior Secured Loan - Delayed Draw	—	821	—	—	—	821	32	—
Total Non-Controlled/affiliate investment	$173,400	$18,691	$(38,855)	$(24,271)	$19,006	$147,971	$17,013	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$50,995	$65,000	$—	$—	$—	$115,995	$9,626	$—
Bain Capital Senior Loan Program, LLC Class A Preferred Equity Interests Investment Vehicles	(644)	—	—	(1,149)	—	(1,793)	2,623	—
Bain Capital Senior Loan Program, LLC Class B Equity Interests Investment Vehicles	3,347	—	—	(3,726)	—	(379)	7,433	—
BCC Jetstream Holdings Aviation (On II), LLC, First Lien Senior Secured Loan (1)	6,400	—	—	219	—	6,619	(1,010)	—
BCC Jetstream Holdings Aviation (On II), LLC, Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC, Equity Interest (1)	10,388	—	—	556	—	10,944	—	—
Gale Aviation (Offshore) Co, Equity Interest	91,326	—	(1,155)	(1,752)	—	88,419	12,352	—
International Senior Loan Program, LLC, Equity Interest Investment Vehicle	62,630	1,250	—	2,260	—	66,140	8,736	—
International Senior Loan Program, LLC, Subordinated Note Investment Vehicle	186,979	3,750	—	—	—	190,729	25,161	—
Legacy Corporate Lending HoldCo, LLC Class A Common Equity (1)	—	810	—	—	—	810	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	—	34,875	—	—	—	34,875	(225)	—
Legacy Corporate Lending HoldCo, LLC Class B Common Equity (1)	—	—	—	—	—	—	—	—
Lightning Holdings Equity Interest (1)	27,209	9,635	—	7,809	—	44,653	—	—
Total Controlled affiliate investment	$438,630	$115,320	$(1,155)	$4,217	$—	$557,012	$64,696	$—
Total	$612,030	$134,011	$(40,010)	$(20,054)	$19,006	$704,983	$81,709	$—

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 183.7% and 189.9%, respectively.

The Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,261	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	297,804	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	296,524	300,000	300,000	296,182
Sumitomo Credit Facility (2)	665,000	412,000	412,000	665,000	311,000	311,000
Total Debt	$1,617,500	$1,364,500	$1,357,589	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of March 31, 2024, $10.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were 5.2% and 5.2%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were $1.3 billion and $1.4 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	412,000	—	412,000	—	—
Total Debt Obligations	$1,364,500	$—	$1,012,000	$—	$352,500

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

On November 30, 2021, the Co-Issuers refinanced the 2019‑1 CLO Transaction through a private placement of $410 million of senior secured and senior deferrable notes consisting of: (i) $282.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.50% per annum; (ii) $55 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.00% per annum; (iii) $47.5 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.60% per annum; and (iv) $25.0 million of Class C-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.75% per annum (collectively, the “2019‑1 CLO Reset Notes”). As part of the transactions, the 2019-1 Issuer was redomiciled from Cayman to Jersey. The 2019‑1 CLO Reset Notes are scheduled to mature on October 15, 2033 and the reinvestment period ends October 15, 2025. The Company retained $32.5 million of the Class B-R Notes and $25.0 million of the Class C-R Notes. The retained notes by the Company are eliminated in consolidation. The transaction resulted in a realized loss on the extinguishment of debt of $2.3 million from the acceleration of unamortized debt issuance costs The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		March 31, 2024
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	7.08%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	7.58%
Class B-R	15,000	2.60	% + 3 Month SOFR	8.18%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of March 31, 2024, there were 50 first lien senior secured loans with a total fair value of approximately $441.6 million and cash of $63.3 million securing the 2019-1 Debt. As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2024, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.2 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$6,428	$5,543
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$6,460	$5,575

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

For the three months ended March 31, 2024 and 2023, the Revolving Advisor Loan did not incur any interest expense.

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

As of March 31, 2024 and December 31, 2023, the components of the carrying value of the March 2026 Notes were as follows:

	March 31, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,259)	(1,421)
Original issue discount, net of accretion	(937)	(1,057)
Carrying value of 2023 Notes	$297,804	$297,522

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$2,213	$2,213
Amortization of debt issuance cost	162	160
Accretion of original issue discount	120	119
Total interest and debt financing expenses	$2,495	$2,492

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

As of March 31, 2024 and December 31, 2023, the components of the carrying value of the October 2026 Notes were as follows:

	March 31, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,853)	(2,035)
Original issue discount, net of accretion	(1,623)	(1,783)
Carrying value of October 2026 Notes	$296,524	$296,182

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	182	180
Accretion of original issue discount	160	158
Total interest and debt financing expenses	$2,255	$2,251

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2024 and December 31, 2023, there were $412.0 million and $311.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended March 31, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$6,299	$8,875
Unused facility fee	313	125
Accretion of original issue discount	234	232
Total interest and debt financing expenses	$6,846	$9,232

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of March 31, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $8.1 million for March 31, 2024 and collateral receivable of $7.6 million for December 31, 2023 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2024 and 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $131.3 million and $184.7 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,106	$(188)	$918	$—	$918
Citibank	Unrealized appreciation on forward currency contracts	$2	$(1,939)	$(1,937)	$—	$(1,937)

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Net realized gains (losses) on forward currency exchange contracts	$1,727	$(2,385)
Net change in unrealized appreciation on forward currency exchange contracts	1,241	161
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$2,968	$(2,224)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($2.3) million and $2.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.0 million and ($2.2) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.7 million and ($0.2) million for the three months ended March 31, 2024 and 2023, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	1,937	(1)
Total distributions declared			$0.45	$29,053

(1) Represents a special dividend.

The distributions declared during the three months ended March 31, 2024 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during three months ended March 31, 2023:

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

Note 9. Common Stock/Capital

The Company has authorized 100,000,000,000 shares of common stock with a par value of $0.001 per share. The Company has authorized 10,000,000,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued.

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2024 and December 31, 2023, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At March 31, 2024 and December 31, 2023, BCSF Advisors, LP owned 0.02% and 0.70%, respectively, of the outstanding common stock of the Company.

On November 19, 2018, the Company closed its IPO issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018. The offering generated proceeds, before expenses, of $147.3 million. All outstanding commitments were cancelled due to the completion of the initial public offering.

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2024 and 2023.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Securities Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2024, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2024, the Company had $315.4 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
9 Story Media Group Inc. - Revolver	4/30/2026	$431
A&R Logistics, Inc. - Revolver	8/3/2026	2,176
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
AgroFresh Solutions - Revolver	3/31/2028	2,507
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	4,661
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	678
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,065
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,700
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	5,504
Caribou Bidco Limited - Delayed Draw	2/1/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	636
Choreo - Delayed Draw	2/18/2028	8,000
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Revolver	6/30/2029	1,102
Discovery Senior Living - Delayed Draw	3/18/2030	2,362
Discovery Senior Living - Delayed Draw	3/18/2030	11,806
Discovery Senior Living - Revolver	3/18/2030	2,360
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	8
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	2,267
Element Buyer, Inc. - Revolver	7/19/2026	4,250
Forward Slope - Revolver	8/22/2029	4,738
Gills Point S - Revolver	5/17/2029	414
Gills Point S - Delayed Draw	5/17/2029	147
Gills Point S - Delayed Draw	5/17/2029	14,000
Grammer Purchaser, Inc. - Revolver	9/30/2024	271
GSP Holdings, LLC - Revolver	11/6/2025	363
Gulf Winds International - Revolver	12/16/2028	3,969
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,754
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2025	1,700
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	2,346
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	2,872
Margaux UK Finance Limited - Revolver	12/19/2025	630
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	7,000
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	4,939

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Revolver	4/25/2028	1,632
MRHT - Revolver	2/1/2029	19,853
MZR Buyer, LLC - Revolver	12/22/2026	1,910
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2028	1,670
OGH Bidco Limited - Delayed Draw	6/29/2029	4,974
Parcel2Go - Delayed Draw	7/17/2028	35
Pharmacy Partners - Revolver	2/28/2029	8,280
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	7/12/2029	6,962
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,005
RoadOne - Delayed Draw	12/29/2028	1,707
RoadOne - Revolver	12/29/2028	4,119
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	3,140
Service Master - Revolver	8/16/2027	6,971
Simplicity - Delayed Draw	12/2/2026	2,034
Simplicity - Revolver	12/2/2026	1,454
Simplicity - Revolver	12/2/2026	143
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	3,532
Spring Finco BV - Delayed Draw	7/15/2029	4,027
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	617
Taoglas - Revolver	2/28/2029	367
Taoglas - Delayed Draw	2/28/2029	3,636
TEI Holdings Inc. - Revolver	12/23/2025	4,528
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	9,521
V Global Holdings LLC - Revolver	12/22/2025	3,723
Walker Edison - Delayed Draw	3/31/2027	1,154
Wealth Enhancement Group (WEG) - Delayed Draw	2/2/2032	11,824
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	736
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,535
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,901
Whitcraft-Paradigm - Revolver	2/28/2029	1,141
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2027	1,352
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$315,409

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2024.

As of December 31, 2023, the Company had $266.1 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
9 Story Media Group Inc. - Revolver	4/30/2026	$441
A&R Logistics, Inc. - Revolver	5/5/2025	3,499
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
Allworth Financial Group, L.P. - Revolver	12/23/2026	2,440
Apollo Intelligence - Delayed Draw	6/1/2028	9,611
Apollo Intelligence - Revolver	6/1/2028	2,643
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,925
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	3,253
Avalon Acquiror, Inc. - Revolver	3/10/2028	3,361
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	4,404
Caribou Bidco Limited - Delayed Draw	2/1/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	1,720
Concert Golf Partners Holdco LLC - Delayed Draw	4/2/2029	369
Concert Golf Partners Holdco LLC - Revolver	3/31/2028	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Revolver	6/30/2029	1,102
CPS Group Holdings, Inc. - Revolver	3/3/2025	4,341
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Revolver	10/28/2024	4
Direct Travel, Inc. - Delayed Draw	10/2/2025	975
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	2,267
Element Buyer, Inc. - Revolver	7/19/2026	4,250
Forward Slope - Revolver	8/22/2029	4,146
Gills Point S - Revolver	5/17/2029	518
Gills Point S - Delayed Draw	5/17/2029	569
Grammer Purchaser, Inc. - Revolver	9/30/2024	159
GSP Holdings, LLC - Revolver	11/6/2025	2,267
Gulf Winds International - Revolver	12/16/2028	5,292
HealthDrive - Delayed Draw	8/20/2029	1,297
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,754
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2025	2,833

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	4,261
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	2,872
Margaux UK Finance Limited - Revolver	12/19/2024	635
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	7,000
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	4,939
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Revolver	4/25/2028	1,595
MRHT - Delayed Draw	2/1/2029	5,595
MZR Buyer, LLC - Revolver	12/22/2026	2,257
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,859
OGH Bidco Limited - Delayed Draw	6/29/2029	5,017
Omni Intermediate - Revolver	11/30/2026	160
Parcel2Go - Delayed Draw	7/17/2028	35
Pyramid Global Hospitality - Revolver	1/19/2027	3,482
Reconomy - Delayed Draw	6/25/2029	7,118
Refine Intermediate, Inc. - Revolver	9/3/2026	5,340
Revalize, Inc. - Revolver	4/15/2027	1,005
RoadOne - Delayed Draw	12/29/2028	1,707
RoadOne - Revolver	12/29/2028	4,119
RoC Opco LLC - Revolver	2/25/2025	10,241
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
Service Master - Revolver	8/16/2027	7,991
Simplicity - Delayed Draw	12/2/2026	5,470
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	1,406
Spring Finco BV - Delayed Draw	7/15/2029	4,285
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/29/2028	496
Taoglas - Revolver	2/28/2029	550
Taoglas - Delayed Draw	2/28/2029	3,636
TEI Holdings Inc. - Revolver	12/23/2025	4,528
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	6,398
V Global Holdings LLC - Revolver	12/22/2025	5,712
Ventiv Holdco, Inc. - Revolver	9/3/2025	1,005
Walker Edison - Delayed Draw	3/31/2027	1,990
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,218
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,901
Whitcraft-Paradigm - Revolver	2/28/2029	2,048
WSP - Revolver	4/27/2027	449
WU Holdco, Inc. - Revolver	3/26/2025	2,592
YLG Holdings, Inc. - Revolver	10/31/2025	8,545
Total		$266,115

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value at beginning of period	$17.60	$17.29
Net investment income (1)	0.53	0.50
Net realized gain (loss) (1)(7)	0.06	(0.26)
Net change in unrealized appreciation (1)(2)(8)	(0.04)	0.22
Net increase in net assets resulting from operations (1)(9)(10)	0.55	0.46
Shareholder distributions from income (3)	(0.45)	(0.38)
Net asset value at end of period	$17.70	$17.37
Net assets at end of period	$1,142,508	$1,121,142
Shares outstanding at end of period	64,562,265	64,562,265
Per share market value at end of period	$15.68	$11.92
Total return based on market value (12)	7.03%	3.36%
Total return based on net asset value (4)	3.10%	2.62%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	14.74%	14.89%
Ratio of total expenses to average net assets (5)(11)(13)	11.62%	12.26%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.39%	7.10%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	10.81%	11.27%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.93%	4.23%
Average principal debt outstanding	$1,287,357	$1,481,599
Portfolio turnover (6)	12.56%	11.89%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of shareholder transactions.
(3)
The per share data for distributions reflects the actual amount of distributions declared during the period.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return does not include upfront sales load and has not been annualized.
(5)
The computation of average net assets during the period is based on averaging net assets for the periods reported.
(6)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.
(7)
Net realized gain (loss) includes net realized gain (loss) on investments, net realized gain (loss) on forward currency exchange contracts, net realized gain (loss) on foreign currency transactions, and net realized gain (loss) on extinguishment of debt.
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

(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2024 and 2023, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2024 and 2023, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2024 would be 14.74%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2023 would be 14.89%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2024 would be 11.62%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2023 would be 12.26%.
(12)
Total return based on market value is calculated as the change in market value per share during the period, assuming dividends and distributions, including those distributions that have been declared. Total return does not include upfront sales load and does has not been annualized.
(13)
Ratio is annualized. Incentive fees, voluntary incentive fee waivers, and voluntary management fee waivers, if any, included within the ratio are not annualized.

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 6, 2024, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through March 31, 2024, we have invested approximately $7,431.9 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2024 and December 31, 2023, 94.3% and 93.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board of Directors (our “Board”). We incurred expenses related to the Administrator of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2024, the Company’s asset coverage was 183.7%.

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

Portfolio Construction

Portfolio construction is largely the responsibility of the portfolio managers. The portfolio managers will construct the portfolio using a set of approved investments. While the decision to buy generally requires approval from at least the Private Credit Investment Committee, the decision to sell securities is at the sole discretion of the portfolio managers. For middle-market holdings, the path to exit an investment is discussed at credit committee meetings, including restructurings, acquisitions and sale to strategic buyers. Since most middle-market investments are illiquid, exits are driven primarily by a sale of the portfolio company or a refinancing of the portfolio company’s debt.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we invested $403.1 million, including PIK, in 83 portfolio companies, and had $296.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $107.1 million for the period. Of the $403.1 million invested during the three months ended March 31, 2024, $49.6 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,637,413	68.0%	$1,612,787	67.0%	12.3%	12.4%
Second Lien Senior Secured Loans	61,167	2.5	59,797	2.5	14.5	14.9
Subordinated Debt	46,075	1.9	46,618	1.9	13.8	13.7
Preferred Equity	88,900	3.7	107,166	4.5	10.0	7.9
Equity Interests	203,286	8.4	207,197	8.6	15.6	15.8
Warrants	480	0.0	661	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	309,724	12.8	309,724	12.9	12.0	12.0
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(2,258)	(0.1)	N/A	N/A
Equity Interests in Investment Vehicles (2)	66,209	2.7	64,260	2.7	25.7	26.4
Total	$2,413,264	100.0%	$2,405,952	100.0%	12.9%	13.0%

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

The following table presents certain selected information regarding our investment portfolio as of March 31, 2024:

As of
March 31, 2024
Number of portfolio companies	153
Percentage of debt bearing a floating rate (1)	94.3%
Percentage of debt bearing a fixed rate (1)	5.7%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	137
Percentage of debt bearing a floating rate (1)	93.8%
Percentage of debt bearing a fixed rate (1)	6.2%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,371,166	98.3%	$2,381,224	99.0%
Non-accrual	42,098	1.7	24,728	1.0
Total	$2,413,264	100.0%	$2,405,952	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,258,601	98.1%	$2,271,055	98.8%
Non-accrual	43,233	1.9	27,288	1.2
Total	$2,301,834	100.0%	$2,298,343	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, there were five loans from three issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,637,413	64.7%	$1,612,787	64.0%
Second Lien Senior Secured Loan	61,167	2.4	59,797	2.4
Subordinated Debt	46,075	1.8	46,618	1.8
Preferred Equity	88,900	3.5	107,166	4.2
Equity Interest	203,286	8.0	207,197	8.2
Warrants	480	0.0	661	0.0
Subordinated Notes in Investment Vehicles (1)	309,724	12.2	309,724	12.2
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(2,258)	(0.1)
Equity Interest in Investment Vehicles (1)	66,209	2.6	64,260	2.5
Cash and cash equivalents	46,708	1.8	46,708	1.8
Foreign cash	2,851	0.1	2,234	0.1
Restricted cash and cash equivalents	73,553	2.9	73,553	2.9
Total	$2,536,376	100.0%	$2,528,447	100.0%

(1)
Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loans	$1,495,237	61.9%	$1,464,423	60.9%
Second Lien Senior Secured Loans	69,749	2.9	68,439	2.8
Subordinated Debt	45,400	1.9	45,877	1.9
Structured Products	24,050	1.0	22,618	0.9
Preferred Equity	86,766	3.6	104,428	4.3
Equity Interests	207,209	8.6	221,355	9.2
Warrants	480	0.0	511	0.0
Subordinated Notes in Investment Vehicles (1)	306,724	12.7	306,724	12.7
Preferred Equity Interests in Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interests in Investment Vehicles (1)	66,209	2.7	65,761	2.7
Cash and cash equivalents	42,995	1.8	42,995	1.8
Foreign cash	6,865	0.3	6,405	0.3
Restricted cash and cash equivalents	63,084	2.6	63,084	2.6
Total	$2,414,778	100.0%	$2,410,827	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,499	0.1%	2	1.3%
2	2,334,919	97.0	143	93.5
3	40,810	1.7	5	3.3
4	27,724	1.2	3	1.9
Total	$2,405,952	100.0%	153	100.0%

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

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Total investment income	$74,499	$74,737
Total expenses, net of fee waivers	39,524	41,984
Net investment income before taxes	34,975	32,753
Less: Income taxes, including excise tax	1,025	595
Net investment income	33,950	32,158
Net realized gain (loss)	3,933	(17,249)
Net change in unrealized appreciation	(2,788)	14,376
Net increase in net assets resulting from operations	$35,095	$29,285

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest income	$55,595	$56,862
Dividend income	8,267	8,393
PIK income	5,382	4,234
Other income	5,255	5,248
Total investment income	$74,499	$74,737

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $55.6 million for the three months ended March 31, 2024 from $56.9 million for the three months ended March 31, 2023, primarily due to a decrease in the investment portfolio. Dividend income decreased slightly to $8.3 million for the three months ended March 31, 2024 from $8.4 million for the three months ended March 31, 2023, primarily due to a decrease in dividend income from the 2018-1 Issuer interests which were sold to SLP during the quarter. Other income increased slightly to approximately $5.3 million for the three months ended March 31, 2024 from $5.3 million for the three months ended March 31, 2023, primarily due to an increase in upfront, commitment and amendment fees earned on certain investments. As of March 31, 2024, the weighted average yield of our investment portfolio increased to 12.9% from 12.3% as of March 31, 2023, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest and debt financing expenses	$18,056	$19,550
Base management fee	8,818	8,910
Incentive fee	9,232	11,110
Professional fees	801	581
Directors fees	174	174
Other general and administrative expenses	2,443	1,659
Total expenses, before fee waivers	$39,524	$41,984

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $18.1 million and $19.6 million for the three months ended March 31, 2024 and 2023, respectively. Interest and debt financing expense for the three months ended March 31, 2024 as compared to March 31, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the three months ended March 31, 2024 was $1.3 billion compared to $1.5 billion for the three months ended March 31, 2023.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and year ended December 31, 2023 were 5.2% and 5.2%, respectively.

Management Fee

Management fee (net of waivers) decreased to $8.8 million for the three months ended March 31, 2024 from $8.9 million for the three months ended March 31, 2023, primarily due to a decrease in total assets throughout the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Management fee waived for the three months ended March 31, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $9.2 million for the three months ended March 31, 2024 from $11.1 million for the three months ended March 31, 2023 primarily due to a decrease in pre-incentive fee net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended March 31, 2024 and $0.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $3.2 million for the three months ended March 31, 2024 from $2.2 million for the three months ended March 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net realized gain on investments	$7,233	$1,352
Net realized loss on investments	(5,050)	(12,003)
Net realized gain on foreign currency transactions	174	981
Net realized loss on foreign currency transactions	(151)	(5,194)
Net realized gain on forward currency exchange contracts	1,808	119
Net realized loss on forward currency exchange contracts	(81)	(2,504)
Net realized gains (losses)	$3,933	$(17,249)

Change in unrealized appreciation on investments	$25,842	$30,729
Change in unrealized depreciation on investments	(29,663)	(20,281)
Net change in unrealized appreciation on investments	(3,821)	10,448
Unrealized appreciation on foreign currency translation	(208)	3,767
Unrealized appreciation on forward currency exchange contracts	1,241	161
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,033	3,928
Net change in unrealized appreciation	$(2,788)	$14,376

For the three months ended March 31, 2024 and 2023, we had net realized gains (losses) on investments of $2.2 million and ($10.7) million, respectively, which was primarily driven by full or partial sales or paydowns of our investments. For the three months ended March 31, 2024 and 2023, we had net realized gains (losses) on foreign currency transactions of $0.0 million and ($4.2) million, respectively. For the three months ended March 31, 2024 and 2023, we had net realized gains (losses) on forward currency contracts of $1.7 million and ($2.4) million, respectively, primarily as a result of settling EUR, GBP, AUD, NOK and CAD forward contracts.

For the three months ended March 31, 2024, we had $25.8 million in unrealized appreciation on 63 portfolio company investments, which was offset by $29.7 million in unrealized depreciation on 88 portfolio company investments. Unrealized appreciation was primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended March 31, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended March 31, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of $1.2 million and $0.2 million, respectively. For the three months ended March 31, 2024, unrealized appreciation on forward currency exchange contracts was primarily due to EUR and GBP forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$(2,226)	$2,164
Net realized gain on investments due to foreign currency	148	341
Net change in unrealized appreciation on foreign currency translation	(208)	3,767
Net realized gain (loss) on foreign currency transactions	23	(4,213)
Net change in unrealized appreciation on forward currency exchange contracts	1,241	161
Net realized gain (loss) on forward currency exchange contracts	1,727	(2,385)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$705	$(165)

Included in total net gains (losses) on the consolidated statements of operations is gains (losses) of ($2.3) million and $2.1 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.0 million and ($2.2) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.7 million and ($0.2) million for the three months ended March 31, 2024 and 2023, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2024 and 2023, the net increase in net assets resulting from operations was $35.1 million and $29.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024 and 2023, our per share net increase in net assets resulting from operations was $0.55 and $0.45, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 183.7% and 189.9%, respectively.

At March 31, 2024 and December 31, 2023, we had $122.5 million and $112.5 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2024, we had approximately $242.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023 we had approximately $343.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the three months ended March 31, 2024, cash, foreign cash, restricted cash, and cash equivalents increased by $10.0 million. During the three months ended March 31, 2024, we used ($63.7) million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $400.9 million, which was offset by proceeds from principal payments and sales of investments of $296.7 million and a net increase in assets resulting from operations of $35.1 million.

During the three months ended March 31, 2024, we provided $73.9 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $97.0 million, distributions paid during the period of $27.1 million, partially offset by borrowings of $198.0 million.

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

Equity

On November 19, 2018, we closed our IPO issuing 7,500,000 shares of common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018. The offering generated net proceeds, after expenses, of $145.4 million. All outstanding capital commitments from the Company’s Private Offering were cancelled as of the completion of the IPO.

During the three months ended March 31, 2024, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the three months ended March 31, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act of 1934. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2024, there have been no repurchases of common stock.

Debt

The Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023 were as follows:

	As of March 31, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,261	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	297,804	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	296,524	300,000	300,000	296,182
Sumitomo Credit Facility (2)	665,000	412,000	412,000	665,000	311,000	311,000
Total Debt	$1,617,500	$1,364,500	$1,357,589	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of March 31, 2024, $10.7 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	1,937	(1)
Total distributions declared			$0.45	$29,053

(1) Represents a special dividend.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2023 (dollars in thousands, except per share):

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

In addition to the aforementioned agreements, we, our Advisor and Bain Capital Credit have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other Bain Capital Credit Clients in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent Bain Capital Credit Clients funds, accounts and investment vehicles managed by Bain Capital Credit may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with Bain Capital Credit Clients in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.

Recent Developments

See "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events" for a summary of recent developments.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s unaudited consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	412,000	—	412,000	—	—
Total Debt Obligations	$1,364,500	$—	$1,012,000	$—	$352,500

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. There have been no material quantitative changes in reported market risk exposures in comparison to the information reported in the prior period.

Assuming that the statement of financial condition as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(17,922)	$(7,645)	$(8,479)
Down 200 basis points	(35,845)	(15,290)	(16,958)
Down 300 basis points	(53,691)	(22,935)	(25,374)
Up 100 basis points	17,922	7,645	8,479
Up 200 basis points	35,845	15,290	16,958
Up 300 basis points	53,767	22,935	25,436

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended March 31, 2024.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.36

Second Amendment dated December 14, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, as amended on September 8, 2021 of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp, Solutio Premium Private Debt II Master SCSp, Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (EUR) and Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (GBP) (filed herewith). (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

10.37

International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2023. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

24.1*	Powers of Attorney

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: May 6, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 6, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer