Form 10-Q
period 2024-06-30
Bain Capital Specialty Finance, Inc.
filed 2024-08-06
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 64,562,265 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,632,191 and $1,615,061, respectively)	$1,629,550	$1,593,360
Non-controlled/affiliate investment (amortized cost of $34,328 and $132,650, respectively)	36,312	147,971
Controlled affiliate investment (amortized cost of $577,034 and $554,123, respectively)	571,629	557,012
Cash and cash equivalents	18,417	42,995
Foreign cash (cost of $13,141 and $6,865, respectively)	12,716	6,405
Restricted cash and cash equivalents	66,993	63,084
Collateral on forward currency exchange contracts	7,066	7,613
Deferred financing costs	5,119	2,802
Interest receivable on investments	34,369	37,169
Receivable for sales and paydowns of investments	24,179	4,310
Prepaid insurance	570	210
Unrealized appreciation on forward currency exchange contracts	651	—
Dividend receivable	7,276	9,417
Total Assets	$2,414,847	$2,472,348

Liabilities
Debt (net of unamortized debt issuance costs of $6,256 and $7,567, respectively)	$1,173,944	$1,255,933
Interest payable	11,555	13,283
Payable for investments purchased	27,332	11,453
Unrealized depreciation on forward currency exchange contracts	1,507	2,260
Base management fee payable	8,768	8,929
Incentive fee payable	7,924	7,327
Accounts payable and accrued expenses	12,219	9,581
Distributions payable	29,053	27,116
Total Liabilities	1,272,302	1,335,882

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	65	65
Paid in capital in excess of par value	1,165,191	1,168,384
Total distributable loss	(22,711)	(31,983)
Total Net Assets	1,142,545	1,136,466
Total Liabilities and Total Net Assets	$2,414,847	$2,472,348

Net asset value per share	$17.70	$17.60

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$45,209	$47,101	$89,058	$95,170
Dividend income	435	61	435	62
PIK income	5,643	6,249	10,710	10,089
Other income	3,141	1,922	8,396	7,170
Total investment income from non-controlled/non-affiliate investments	54,428	55,333	108,599	112,491

Investment income from non-controlled/affiliate investments:
Interest from investments	279	2,525	2,860	4,963
Dividend income	—	1,630	821	3,005
PIK income	143	628	458	1,022
Total investment income from non-controlled/affiliate investments	422	4,783	4,139	8,990

Investment income from controlled affiliate investments:
Interest from investments	9,618	8,562	18,783	14,917
Dividend income	7,803	7,037	15,249	14,054
Total investment income from controlled affiliate investments	17,421	15,599	34,032	28,971
Total investment income	72,271	75,715	146,770	150,452

Expenses
Interest and debt financing expenses	17,631	20,459	35,687	40,009
Base management fee	8,769	9,116	17,587	18,026
Incentive fee	7,924	4,008	17,156	15,118
Professional fees	1,029	451	1,830	1,032
Directors fees	174	179	348	353
Other general and administrative expenses	2,477	1,493	4,920	3,152
Total expenses, net of fee waivers	38,004	35,706	77,528	77,690
Net investment income before taxes	34,267	40,009	69,242	72,762
Income tax expense, including excise tax	1,150	1,097	2,175	1,692
Net investment income	33,117	38,912	67,067	71,070

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(5,340)	(229)	(7,876)	(10,880)
Net realized gain on non-controlled/affiliate investments	—	—	4,719	—
Net realized loss on foreign currency transactions	(446)	(321)	(423)	(4,534)
Net realized gain (loss) on forward currency exchange contracts	169	—	1,896	(2,385)
Net change in unrealized appreciation on foreign currency translation	177	127	(31)	3,894
Net change in unrealized appreciation on forward currency exchange contracts	163	(1,476)	1,404	(1,315)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	8,502	(6,925)	19,060	(5,537)
Net change in unrealized appreciation on non-controlled/affiliate investments	21	(432)	(13,337)	3,027
Net change in unrealized appreciation on controlled affiliate investments	(7,273)	(485)	(8,294)	5,116
Total net losses	(4,027)	(9,741)	(2,882)	(12,614)
Net increase in net assets resulting from operations	$29,090	$29,171	$64,185	$58,456

Basic and diluted net investment income per common share	$0.51	$0.60	$1.04	$1.10
Basic and diluted increase in net assets resulting from operations per common share	$0.45	$0.45	$1.00	$0.91
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income	$33,117	$38,912	$67,067	$71,070
Net realized loss	(5,617)	(550)	(1,684)	(17,799)
Net change in unrealized appreciation	1,590	(9,191)	(1,198)	5,185
Net increase in net assets resulting from operations	29,090	29,171	64,185	58,456
Stockholder distributions:
Distributions from distributable earnings	(29,053)	(24,534)	(58,106)	(49,068)
Net decrease in net assets resulting from stockholder distributions	(29,053)	(24,534)	(58,106)	(49,068)
Capital share transactions:
Total increase in net assets	37	4,637	6,079	9,388
Net assets at beginning of period	1,142,508	1,121,142	1,136,466	1,116,391
Net assets at end of period	$1,142,545	$1,125,779	$1,142,545	$1,125,779

Net asset value per common share	$17.70	$17.44	$17.70	$17.44
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$64,185	$58,456
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(682,236)	(539,565)
Proceeds from principal payments and sales of investments	747,376	435,472
Net realized loss from investments	3,157	10,880
Net realized loss on foreign currency transactions	423	4,534
Net change in unrealized appreciation on forward currency exchange contracts	(1,404)	1,315
Net change in unrealized appreciation on investments	2,571	(2,606)
Net change in unrealized appreciation on foreign currency translation	31	(3,894)
Increase in investments due to PIK	(11,168)	(11,111)
Accretion of discounts and amortization of premiums	(2,838)	(3,151)
Amortization of deferred financing costs and debt issuance costs	2,168	1,770
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	547	2,067
Interest receivable on investments	2,800	(6,072)
Prepaid insurance	(360)	(411)
Dividend receivable	2,141	(137)
Interest payable	(1,728)	3,767
Base management fee payable	(161)	210
Incentive fee payable	597	(5,208)
Accounts payable and accrued expenses	2,638	1,952
Net cash provided by (used in) operating activities	128,739	(51,732)

Cash flows from financing activities
Borrowings on debt	297,000	308,000
Repayments on debt	(380,301)	(205,000)
Payments of financing costs	(3,173)	—
Stockholder distributions paid	(56,169)	(47,776)
Net cash provided by (used in) financing activities	(142,643)	55,224
Net increase (decrease) in cash, foreign cash, restricted cash and cash equivalents	(13,904)	3,492
Effect of foreign currency exchange rates	(454)	(640)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	112,484	125,730
Cash, foreign cash, restricted cash and cash equivalents, end of period	$98,126	$128,582

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$35,247	$34,472
Cash paid for income taxes, including excise taxes during the period	$2,248	$1,209

	As of June 30,
	2024	2023
Cash	$18,417	$87,727
Restricted cash	66,993	36,243
Foreign cash	12,716	4,612
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$98,126	$128,582

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
Forming Machining Industries Holdings, LLC (18)(19)	Second Lien Senior Secured Loan	SOFR	8.40%	13.75%	10/9/2026	$6,898	6,874	5,053
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	9.75%	10/9/2025	$16,015	15,989	12,612
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	7.10%	12.18%	8/22/2029	$6,170	6,030	6,170
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	12.18%	8/22/2029	$23,515	22,986	23,515
Forward Slope (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/22/2029	$—	(190)	—
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	8/22/2029	$8,662	8,544	8,662
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,229
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.23%	11/6/2025	$9,624	9,615	9,335
GSP Holdings, LLC (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.23%	11/6/2025	$4,550	4,539	4,413
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	1,188
Kellstrom Commercial Aerospace, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (0.25% PIK)	11.56%	7/1/2025	$19,637	19,470	19,343
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(22)	First Lien Senior Secured Loan - Revolver	SOFR	6.26%	11.60%	7/1/2025	$3,246	3,252	3,182
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.97%	10/19/2026	$7,532	7,440	7,231
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	13.98%	10/19/2026	$34,328	34,009	33,298
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,296
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	2,961
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.94%	6/30/2028	$14,342	14,103	14,342
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	7/23/2029	$14,018	13,902	14,018
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(35)	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	2/15/2029	$11,852	11,758	11,852
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	2/15/2029	$998	998	998
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	6.00%	14.50%	2/28/2029	$355	338	355
Aerospace & Defense Total							$185,524	$181,053	15.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$5,229	5,182	5,150
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$16,133	15,920	15,891
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027	$20,146	19,877	19,844
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.57%	5/12/2028	$98	97	98
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	5/17/2029	$12,568	12,568	12,568
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.10%	5/17/2029	$180	180	180
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.08%	5/17/2029	$1,257	1,240	1,257
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—	2	184	208
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.10%	5/17/2029	$7,070	7,061	7,070
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	11/1/2028	$12,066	11,972	12,066
Intoxalock (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	10.44%	11/1/2028	$343	318	343
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	9/9/2027	$11,982	11,940	11,982
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.59%	9/9/2027	$638	611	638
Automotive Total							$87,150	$87,295	7.6%

Banking, Finance, Insurance & Real Estate
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.73%	11.07%	4/25/2028	$2,612	2,599	2,612
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	10.44%	4/25/2027	$441	421	441
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	30	3,000	3,000
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	—
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	—
Banking, Finance, Insurance & Real Estate Total							$6,020	$6,053	0.5%

Beverage, Food & Tobacco
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	16.10%	5/24/2028	$12,230	12,029	11,680
Arctic Glacier U.S.A., Inc. (3)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	16.10%	5/24/2028	$1,922	1,892	1,835
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	11.69%	3/31/2029	$31,288	30,752	30,975
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.69%	3/31/2028	$4,764	4,681	4,714
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—	308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—	33	5,000	6,867
Beverage, Food & Tobacco Total							$54,815	$56,078	4.9%

Capital Equipment
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(65)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(49)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.75%	12.06%	10/31/2029	$12,164	12,055	12,164
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	4,915
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	11.20%	7/6/2028	$12,036	11,857	12,036
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	4.01%	9.35%	12/22/2028	$1	1	1
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (18)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	14.45%	12/22/2027	$8,000	7,878	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,805	5,766	5,805
Capital Equipment Total							$42,279	$43,384	3.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.18%	8/10/2028	$7,177	7,014	7,177
Duraco (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029	$—	(30)	(30)
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	6/6/2029	$24,975	24,601	24,600
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.57%	12/22/2027	€98	102	99
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.22%	12/22/2027	$5,773	5,701	5,499
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	11.18%	12/22/2025	$7,089	7,017	6,628
Chemicals, Plastics & Rubber Total							$44,405	$43,973	3.8%

Construction & Building
Chase Industries, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	4.40% (1.25% PIK)	10.98%	5/12/2025	$23,797	22,991	22,489
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40% (1.25% PIK)	10.98%	5/12/2025	$2,335	2,252	2,207
Chase Industries, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	10.98%	5/12/2025	$979	835	885
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,442
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,740
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	169	217
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	12.34%	8/16/2027	$889	880	889
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.21%	8/16/2027	$7,588	7,514	7,588
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	507
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.21%	8/16/2027	$11,635	11,635	11,635
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.00% (1.00% PIK)	12.35%	8/16/2027	$9,472	9,358	9,472
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.19%	8/16/2027	$6,464	6,408	6,464
USIC Holdings, Inc. (16)	First Lien Senior Secured Loan	SOFR	3.76%	9.10%	5/12/2028	$1,995	1,997	1,934
Construction & Building Total							$65,253	$67,469	5.9%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$11,269	11,146	11,269
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.46%	3/31/2028	$11,434	11,274	11,435
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.30%	5/30/2028	$8,915	8,790	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	826
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	11.09%	10/13/2025	$21,994	21,765	21,554
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	11.10%	10/13/2025	$3,808	3,742	3,618
Consumer Goods: Durable Total							$57,938	$57,617	5.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	12.23%	1/24/2028	$6,134	6,078	6,103
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,143
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.01%	14.35%	8/19/2028	$12,613	12,369	12,614
KIK Custom Products (17)	First Lien Senior Secured Loan	SOFR	4.01%	9.36%	12/22/2026	$1,995	2,002	1,996
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	2/21/2031	$18,186	17,930	18,186
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(27)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.93%	12/15/2025	$13,245	13,237	12,748
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	12/15/2025	$28,759	28,759	27,681
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.93%	12/15/2025	$10,635	10,621	10,635
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.98%	3/26/2027	$1,670	1,652	1,670
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	10.73%	3/26/2027	$37,092	36,852	37,092
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	10.73%	3/26/2027	$4,057	4,049	4,057
Consumer Goods: Non-Durable Total							$134,461	$133,925	11.7%

Consumer Goods: Wholesale
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	2
WSP (15)(19)	First Lien Senior Secured Loan	SOFR	1.00%	6.48%	4/27/2028	$3,114	3,103	2,553
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$1,962	1,954	942
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(2)	(45)
Consumer Goods: Wholesale Total							$8,181	$3,452	0.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.59%	12/29/2027	$5,818	5,686	5,760
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	11.44%	12/29/2027	$1,427	1,377	1,393
Iris Holding, Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.18%	6/28/2028	$12,822	12,332	12,115
Containers, Packaging & Glass Total							$19,395	$19,268	1.7%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	11.09%	11/19/2027	$1,419	1,400	1,412
WCI Gigawatt Purchaser (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/19/2027	$—	(41)	(41)
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	11.21%	11/19/2027	$683	642	666
Energy: Electricity Total							$2,001	$2,037	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (3)(6)(18)(19)(23)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	11.45%	7/12/2029	£3,447	3,801	3,888
Reconomy (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(85)	—
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.45%	7/12/2029	£68	82	86
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.72%	7/12/2029	€27	28	29
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,405
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	11.91%	9/7/2029	$26,023	25,823	26,023
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	11.94%	9/7/2029	$11,685	11,602	11,685
Titan Cloud Software, Inc (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/7/2028	$—	(40)	—
Environmental Industries Total							$44,743	$46,116	4.0%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.34%	12/23/2027	$861	851	861
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.34%	12/23/2027	$1,482	1,472	1,482
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(8)	—
Choreo (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.59%	2/18/2028	$2,494	2,494	2,494
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Citadel (18)	First Lien Senior Secured Loan	SOFR	2.25%	7.59%	7/29/2030	$1,995	2,012	2,003
Congress Wealth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.93%	6/30/2029	$318	315	318
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	372
Hudson River Trading (18)	First Lien Senior Secured Loan	SOFR	3.11%	8.46%	3/20/2028	$1,995	2,000	1,996
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	2,456	2,472	3,511
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	8/1/2028	$267	261	267
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.70%	5/11/2029	£295	369	373
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.85%	10/4/2027	$9,256	9,256	9,256
TA/Weg Holdings (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.85%	10/4/2027	$2,337	2,331	2,337
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	10/4/2027	$1,873	1,781	1,873
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/4/2027	$—	(10)	—
FIRE: Finance Total							$25,919	$27,143	2.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Acrisure LLC (18)	First Lien Senior Secured Loan	SOFR	3.49%	8.93%	2/15/2027	$1,976	1,983	1,978
Asurion LLC (18)	First Lien Senior Secured Loan	SOFR	4.10%	9.44%	8/19/2028	$1,995	1,984	1,976
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	10.95%	12/19/2025	$16,410	16,375	16,410
Margaux Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2025	$—	(4)	—
Margaux UK Finance Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2025	£—	(1)	—
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	10.93%	12/16/2025	$172	172	172
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.75%	9.54%	2/1/2029	€1,693	1,750	1,814
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.56%	2/1/2029	€956	1,019	1,024
PCF (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.83%	11/1/2028	$1,909	1,899	1,909
Simplicity (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.40%	11.73%	12/2/2026	$12,097	11,835	12,097
Simplicity (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$—	(29)	—
Simplicity (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$—	—	—
Simplicity (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	11.33%	12/2/2026	$225	223	225
FIRE: Insurance Total							$37,206	$37,605	3.3%

Forest Products & Paper
Multi-Color Corp (17)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	10/29/2028	$1,995	1,982	1,973
Forest Paper & Products Total							$1,982	$1,973	0.2%

Healthcare & Pharmaceuticals
AEG Vision (3)(5)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$—	(231)	—
AEG Vision (3)(5)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$—	(251)	—
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	11.23%	3/27/2026	$3,239	3,193	3,239
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	33	3,293	3,223
Apollo Intelligence (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.07%	5/31/2028	$15,155	15,164	15,155
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	11.08%	5/31/2028	$3,940	3,893	3,940
Apollo Intelligence (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$—	(64)	—
Beacon Specialized Living (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$—	(127)	(128)
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	3/25/2028	$17,654	17,478	17,477
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2024	£—	—	—
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.00% (3.00% PIK)	9.58%	9/30/2026	$9,668	9,673	8,314
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.44%	8/20/2029	$1,918	1,918	1,918
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.44%	8/20/2029	$271	271	271
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2029	$—	—	—
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.10%	11.44%	8/20/2029	$275	275	275
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,971
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.77%	5/28/2026	€226	251	234
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.70%	5/28/2026	€132	144	137
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	2/28/2029	$1,698	1,678	1,698
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(64)	—
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.56%	1/2/2025	$7,489	7,469	7,021
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.26%	11.56%	1/2/2025	$2,030	2,025	1,903
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.93%	6/16/2028	$8,562	8,463	8,562
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(9)	—
WellSky (16)	First Lien Senior Secured Loan	SOFR	3.36%	8.71%	3/10/2028	$1,995	2,010	2,000
Healthcare & Pharmaceuticals Total							$80,227	$77,210	6.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.45%	6/28/2029		£80	99	101
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	10/1/2026		$3,542	3,531	3,542
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028		$—	(22)	(51)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	11.59%	5/25/2029		$18,402	18,289	18,126
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2,136	1,606	1,668
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.15%	12.48%	5/6/2027		$11,123	11,000	11,123
Appriss Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.15%	12.48%	5/6/2027		$113	106	113
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,107	1,084
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		2	1,844	1,806
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	507	497
CB Nike IntermediateCo Ltd (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025		$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—		4,408	5,360	5,296
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		3,345	3,345	5,070
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	11.44%	7/19/2026		$28,571	28,617	28,571
Element Buyer, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026		$—	(16)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		896	896	916
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	13.58%	4/25/2027		$7,439	7,391	7,439
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		109	109	111
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.44%	9/25/2026		$1,488	1,480	1,488
E-Tech Group (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030		$—	(13)	(13)
E-Tech Group (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.84%	4/9/2030		$3,499	3,466	3,464
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	5.25%	9.71%	9/30/2026	AUD	81	56	54
Gluware (14)(19)(25)	Warrants	—	—	—	—		4,307	478	—
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$21,418	21,078	20,562
Gluware (19)(26)	First Lien Senior Secured Loan	—	9.00% (5.50% PIK)	14.50%	10/15/2025		$5,820	5,788	5,704
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029		$—	(71)	—
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,431	1,416
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.23%	4/15/2027		$5,277	5,246	5,105
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.23%	4/15/2027		$2,009	1,998	1,944

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	11.23%	4/15/2027		$503	495	459
SAM (19)(26)	First Lien Senior Secured Loan	—	12.75% PIK	12.75%	5/9/2028		$35,936	35,734	35,936
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—		156	2,400	2,400
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	12.84%	3/15/2029		$41,628	41,022	41,108
SensorTower (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029		$—	(15)	(13)
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	541
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.79%	2/22/2031		€2,000	2,145	2,132
Solifi (19)(25)(26)	Preferred Equity	—	14.50% PIK	14.50%	—		1	11,760	11,760
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(16)	(66)
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(16)	(66)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,157
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.83%	3/6/2028		$2,720	2,682	2,652
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		2	2,223	1,638
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		2	2,223	1,638
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029		€92	98	96
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.82%	5/14/2029		$128	127	124
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$262	260	255
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
VPARK BIDCO AB (6)(18)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.60%	3/10/2025	DKK	570	93	82
VPARK BIDCO AB (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.63%	3/10/2025	NOK	740	93	69
High Tech Industries Total								$230,852	$227,947	20.1%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.96%	2/1/2027		$14,193	14,007	13,483
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	10.23%	4/1/2030		$6,727	6,623	6,727
Concert Golf Partners Holdco LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	10.13%	4/1/2030		$4,148	4,070	4,148
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/2/2029		$—	(31)	—
Pyramid Global Hospitality (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	1/19/2028		$9,875	9,674	9,875
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(67)	—
Hotel, Gaming & Leisure Total								$34,276	$34,233	3.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	9.71%	3/23/2028		$4,987	4,901	4,903
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.80%	3/3/2030		£100	120	126
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€100	104	107
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€100	106	107
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	98	76	66
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.46%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$8,173	$8,175	0.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028		$1,443	1,435	1,443
Lightning Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.17%	8/31/2028		€1,300	1,425	1,393
Media: Broadcasting & Subscription Total								$2,860	$2,836	0.2%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)	First Lien Senior Secured Loan	SOFR	7.65%	12.99%	2/23/2028		$5,004	5,004	4,604
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	7.76%	13.10%	12/31/2025		$11,132	9,454	8,293
Efficient Collaborative Retail Marketing Company, LLC (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	7.76%	13.10%	12/31/2025		$17,130	14,438	12,762
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	11.96%	12/31/2025		$677	677	677
Music Creation Group Bidco GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.00% (1.50% PIK)	12.99%	2/23/2028		$4,092	4,024	3,764
Media: Diversified & Production Total								$33,597	$30,100	2.6%

Media: Publishing
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.69%	6/29/2029		£2,217	2,600	2,336
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029		£139	164	165
Media: Publishing Total								$2,764	$2,501	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.82%	10.53%	5/26/2028	CAD	28	27	21
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CDOR	5.82%	10.53%	5/26/2028	CAD	134	84	80
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.82%	10.53%	5/26/2028	CAD	55	44	40
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.82%	10.53%	5/26/2028		$385	385	381
Thrasio, LLC (18)(19)(26)	First Lien Senior Secured Loan	SOFR	10.00% (PIK)	15.45%	6/18/2029		$4,332	4,334	4,334
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		5,563	—	—
Thrasio, LLC (18)(19)(26)	First Lien Senior Secured Loan	SOFR	10.00% (PIK)	15.45%	6/18/2029		$1,412	1,412	1,412
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	766	357
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,890	3,198
Retail Total								$13,942	$9,823	0.9%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,625
Allbridge (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	-	6/5/2030		$—	(28)	(29)
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	6/5/2030		$31,735	31,498	31,497
Allbridge (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	-	6/5/2030		$—	—	—
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.58%	3/10/2028		$14,353	14,252	14,353
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.57%	3/10/2028		$5,882	5,765	5,882
Beneficium (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	(91)	(91)
Beneficium (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.70%	6/28/2031		£14,993	18,768	18,769
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	8,669
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.57%	7/10/2028		£821	1,108	1,039
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029		£16	20	20
Chamber Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/2/2028		$213	212	213
Cube (3)(18)(19)	First Lien Senior Secured Loan	—	—	—	2/20/2025		$—	—	—
Cube (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031		$—	—	—
Cube (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031		$—	—	—
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	412
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	13.08%	6/1/2028		$1,503	1,492	1,503
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028		$—	—	—
Datix Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031		$—	(28)	(29)
Datix Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030		$—	(45)	(46)
Datix Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.72%	4/30/2031		£8,160	10,012	10,112
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.81%	4/30/2031		$22,626	22,183	22,174
Discovery Senior Living (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	3/18/2030		$6,983	6,907	6,948
Discovery Senior Living (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	11.09%	3/18/2030		$2,833	2,801	2,819
Discovery Senior Living (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030		$—	(67)	(59)
Discovery Senior Living (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030		$—	(27)	(12)
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	4,141
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€3,424	3,550	3,668
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€96	101	103
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€3,599	3,681	3,855
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	19,835
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.08%	1/31/2029		$17,000	16,788	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(46)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/10/2028		£328	430	434
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/10/2028		£117	155	155
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	444

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.80%	7/1/2027		$8,362	8,209	8,362
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,981
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	10.48%	5/5/2028		£123	168	155
Parcel2Go (2)(3)(6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.20%	7/17/2028		£39	51	(14)
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	—
Parcel2Go (6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.20%	7/17/2028		£126	171	40
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	11.33%	11/23/2028		$12,444	12,279	12,444
Smartronix (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(79)	—
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028		$3,678	3,597	3,678
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028		$2,432	2,378	2,432
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	10.08%	4/9/2031		$13,236	13,172	13,291
Webcentral (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2030		€—	(18)	(18)
Webcentral (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.97%	12/18/2030		€3,423	3,651	3,630
Services: Business Total								$212,344	$224,385	19.7%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	432
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.19%	12/22/2026		$11,841	11,726	11,486
MZR Buyer, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	12.26%	12/22/2026		$4,515	4,472	4,359
Surrey Bidco Limited (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.47%	5/11/2026		£64	73	63
Services: Consumer Total								$17,069	$16,340	1.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
DC Blox Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	3,822	3,851	4,927
DC Blox Inc. (14)(19)(25)	Equity Interest	—	—	—	—	124	1	—
DC Blox Inc. (14)(19)(25)	Warrants	—	—	—	—	177	2	—
DC Blox Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.60% (6.50% PIK)	14.40%	3/23/2026	$33,992	33,870	38,418
Inmarsat (17)	First Lien Senior Secured Loan	SOFR	4.50%	9.83%	9/27/2029	$1,995	1,980	1,885
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	10.44%	7/17/2028	$12,119	11,941	11,937
Meriplex Communications, Ltd. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	10.44%	7/17/2028	$7,230	7,112	7,047
Meriplex Communications, Ltd. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/17/2028	$—	(38)	(42)
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,923
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	2/28/2029	$10,029	9,941	9,678
Taoglas (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(127)
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	17
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	12.59%	2/28/2029	$1,101	1,101	1,053
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	2/28/2029	$451	439	435
Telecommunications Total							$72,479	$77,151	6.8%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.40%	11.70%	8/3/2026	$2,361	2,352	2,338
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.90%	12.20%	8/3/2026	$2,647	2,641	2,620
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.40%	11.70%	8/3/2026	$5,821	5,804	5,763
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.40%	11.70%	8/3/2026	$12,910	12,861	12,781
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	12.18%	8/3/2026	$3,849	3,777	3,788
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	449
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	374
Grammer Investment Holdings LLC (19)(25)	Preferred Equity	—	10.00%	10.00%	—	10	792	1,055
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.94%	12/16/2028	$12,066	11,774	12,066
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.60%	12.94%	12/16/2028	$1,323	1,205	1,323
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.94%	12/16/2028	$9,594	9,502	9,594
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	644
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.59%	12/29/2028	$12,066	11,771	12,066
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.59%	12/29/2028	$267	168	267
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.59%	12/29/2028	$944	901	944
Transportation: Cargo Total							$66,398	$66,072	5.8%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	5/1/2029	$12,128	11,919	12,128
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	5/1/2029	$4,714	4,644	4,714
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	5/1/2029	$839	839	839
Transportation: Consumer Total							$17,402	$17,681	1.5%

Wholesale
Abracon Group Holding, LLC. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.15%	11.48%	7/6/2028	$14,141	14,089	12,621
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.15%	11.48%	7/6/2028	$2,018	1,991	1,801
Abracon Group Holding, LLC. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/6/2028	$—	(27)	(239)
Blackbird Purchaser, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	12/19/2030	$5,391	5,391	5,391
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	595
SureWerx (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(24)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	10.59%	12/28/2028	$486	465	486
Wholesale Total							$22,536	$20,655	1.8%
Non-Controlled/Non-Affiliate Investments Total							$1,632,191	$1,629,550	142.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	8,309
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.08%	9/24/2031	AUD	7,072	5,308	4,717
Aerospace & Defense Total								$9,150	$13,026	1.2%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	9,613
Beverage, Food & Tobacco Total								$6,732	$9,613	0.8%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	12.20%	3/31/2027		$6,353	6,353	5,273
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.40% PIK	11.70%	3/31/2027		$3,182	3,182	3,182
Walker Edison (3)(10)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	12.24%	3/31/2027		$1,338	1,339	995
Walker Edison (10)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	12.20%	3/31/2027		$873	873	725
Consumer Goods: Durable Total								$17,339	$10,175	0.9%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	—
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Preferred Equity	—	—	—	—		3,618	1,106	3,498
Energy: Oil & Gas Total								$1,107	$3,498	0.3%

Non-Controlled/Affiliate Investments Total								$34,328	$36,312	3.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,892
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	10.00%	10.00%	—	$8,013	8,013	6,620
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	77,395	77,393	75,903
Aerospace & Defense Total							$98,385	$93,415	8.2%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	37	36,900	36,900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$37,800	$37,800	3.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$146,495	146,495	146,495
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	(1,598)
Bain Capital Senior Loan Program, LLC (2)(6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	(63)
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.30%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	55,187
Investment Vehicles Total							$403,443	$390,750	34.2%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	37,095	37,406	49,664
Transportation: Cargo Total							$37,406	$49,664	4.3%
Controlled Affiliate Investments Total							$577,034	$571,629	50.0%
Investments Total							$2,243,553	$2,237,491	195.8%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	5.21%	—	$13,951	13,951	13,951
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	5.23%	—	$56,211	56,211	56,211
Cash Equivalents Total							$70,162	$70,162	6.2%
Investments and Cash Equivalents Total							$2,313,715	$2,307,653	202.0%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 20	POUND STERLING 0	Bank of New York Mellon	8/5/2024	$20
US DOLLARS 1,338	CANADIAN DOLLAR 1,790	Bank of New York Mellon	12/13/2024	24
US DOLLARS 5,254	POUND STERLING 4,150	Wells Fargo	1/9/2025	-
US DOLLARS 27,735	POUND STERLING 23,100	Citibank	1/9/2025	(1,508)
US DOLLARS 129	EURO 0	Bank of New York Mellon	1/9/2025	129
US DOLLARS 71	NORWEGIAN KRONE 740	Citibank	1/24/2025	1
US DOLLARS 2,743	AUSTRALIAN DOLLARS 4,180	Bank of New York Mellon	2/12/2025	(61)
US DOLLARS 10,407	POUND STERLING 8,330	Bank of New York Mellon	4/23/2025	(143)
US DOLLARS 11,620	EURO 10,620	Bank of New York Mellon	5/15/2025	62
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	(222)
US DOLLARS 32,539	EURO 29,350	Bank of New York Mellon	5/27/2025	580
US DOLLARS 192	CANADIAN DOLLAR 260	Bank of New York Mellon	5/27/2025	1
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 358	EURO 310	Bank of New York Mellon	6/10/2025	21
US DOLLARS 4,792	EURO 4,380	Bank of New York Mellon	6/12/2025	19
US DOLLARS 5,908	EURO 5,480	Bank of New York Mellon	6/13/2025	(64)
US DOLLARS 18,073	POUND STERLING 14,250	Bank of New York Mellon	6/23/2025	22
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	254
				$(856)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), British Pound Sterling LIBOR Rate (“GBP LIBOR”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR LIBOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), or the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) and which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, or Prime and the current weighted average interest rate in effect at June 30, 2024. Certain investments are subject to a LIBOR, EURIBOR, GBP LIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,142,545 as of June 30, 2024.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 29.00% of the Company’s total assets.
(7)
Loan was on non-accrual status as of June 30, 2024.
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
(22)
$11 of the total par amount for this security is at P+ 5.11%.
(23)
$89 of the total par amount for this security is at EURIBOR+ 6.00%.
(24)
Tick mark not used
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $382,683 or 33.49% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
CB Titan Holdings, Inc.	5/1/2017
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox Inc.	3/22/2021
DC Blox Inc.	3/23/2021
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Eleven Software	3/20/2024
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018

Investment	Acquisition Date
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
Solifi	5/24/2024
SoftCo	3/1/2024
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Thrasio, LLC	6/18/2024
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)
Cash equivalents include $56,211 of restricted cash.
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

Energy: Electricity
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

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Company's Board of Directors (the “Board”). The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Advisor’s valuation policies is below.

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

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist it in its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, there were five loans from three issuers on non-accrual. As of December 31, 2023, there were five loans from three issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2024 and 2023, we recorded an expense of $1.1 million and $0.8 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2024 and 2023, we recorded an expense of $2.1 million and $1.3 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2024. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2024, the tax years that remain subject to examination are from 2020 forward.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,421,494	63.4%	$1,411,394	63.0%
Second Lien Senior Secured Loan	61,192	2.7	59,500	2.7
Subordinated Debt	46,745	2.1	46,690	2.1
Preferred Equity	103,760	4.6	122,971	5.5
Equity Interest	206,439	9.2	206,186	9.2
Warrants	480	0.0	—	0.0
Subordinated Note Investment Vehicles (1)	337,224	15.0	337,224	15.1
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,598)	(0.1)
Equity Interest Investment Vehicles (1)	66,209	3.0	55,124	2.5
Total	$2,243,553	100.0%	$2,237,491	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,011,611	89.7%	$1,983,776	88.6%
Cayman Islands	114,799	5.1	125,567	5.6
United Kingdom	51,582	2.3	48,137	2.2
Belgium	15,798	0.7	27,801	1.2
Australia	12,021	0.5	15,958	0.7
Germany	17,123	0.8	15,328	0.7
Ireland	12,163	0.5	12,970	0.6
Canada	4,268	0.2	3,818	0.2
Luxembourg	3,633	0.2	3,612	0.2
Guernsey	369	0.0	373	0.0
Sweden	186	0.0	151	0.0
Total	$2,243,553	100.0%	$2,237,491	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$403,443	17.9%	$390,750	17.5%
Aerospace & Defense	293,059	13.0	287,494	12.8
High Tech Industries	230,852	10.3	227,947	10.2
Services: Business	212,344	9.5	224,385	10.0
Consumer Goods: Non-Durable	134,461	6.0	133,925	6.0
Transportation: Cargo	103,804	4.6	115,736	5.2
Automotive	87,150	3.9	87,295	3.9
Healthcare & Pharmaceuticals	80,227	3.6	77,210	3.5
Telecommunications	72,479	3.2	77,151	3.4
Consumer Goods: Durable	75,277	3.4	67,792	3.0
Construction & Building	65,253	2.9	67,469	3.0
Beverage, Food & Tobacco	61,547	2.7	65,691	2.9
FIRE: Finance (1)	63,719	2.8	64,943	2.9
Environmental Industries	44,743	2.0	46,116	2.1
Chemicals, Plastics & Rubber	44,405	2.0	43,973	2.0
Capital Equipment	42,279	1.9	43,384	1.9
FIRE: Insurance (1)	37,206	1.7	37,605	1.7
Hotel, Gaming & Leisure	34,276	1.5	34,233	1.5
Media: Diversified & Production	33,597	1.5	30,100	1.3
Wholesale	22,536	1.0	20,655	0.9
Containers, Packaging & Glass	19,395	0.9	19,268	0.9
Transportation: Consumer	17,402	0.8	17,681	0.8
Services: Consumer	17,069	0.8	16,340	0.7
Retail	13,942	0.6	9,823	0.4
Media: Advertising, Printing & Publishing	8,173	0.4	8,175	0.4
Banking, Finance, Insurance & Real Estate	6,020	0.3	6,053	0.3
Energy: Oil & Gas	1,107	0.0	3,498	0.2
Consumer goods: Wholesale	8,181	0.4	3,452	0.2
Media: Broadcasting & Subscription	2,860	0.1	2,836	0.1
Media: Publishing	2,764	0.1	2,501	0.1
Energy: Electricity	2,001	0.1	2,037	0.1
Forest Products & Paper	1,982	0.1	1,973	0.1
Total	$2,243,553	100.0%	$2,237,491	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of June 30, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.2 million. As of December 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $66.1 million.

As of June 30, 2024, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of June 30, 2024, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,003.1 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2024, ISLP had $655.9 million in debt and equity investments, at fair value. As of December 31, 2023, ISLP had $709.8 million in debt and equity investments, at fair value.

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

As of June 30, 2024, the ISLP Credit Facilities had $282.5 million of outstanding debt under the credit facility. As of December 31, 2023 the ISLP Credit Facilities had $320.5 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were 7.5% and 6.6%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2024	December 31, 2023
Total investments	$655,871	$709,846
Weighted average yield on investments	11.6%	11.3%
Number of borrowers in ISLP	35	37
Largest portfolio company investment	$49,545	$47,432
Total of five largest portfolio company investments	$203,837	$206,779
Unfunded commitments	$11,686	$11,496

Below is a listing of ISLP’s individual investments as of June 30, 2024:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2024

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.08%	9/24/2031	AUD	14,144	9,830	9,434
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	16,617
Aerospace & Defense Total								$16,945	$26,051	30.9%

High Tech Industries
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	5.25%	9.71%	9/30/2026	AUD	7,660	4,976	5,109
High Tech Industries Total								$4,976	$5,109	6.0%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	9,730	7,074	6,490
Media: Advertising, Printing & Publishing Total								$7,074	$6,490	7.7%

Australian Dollar Total								$28,995	$37,650	44.6%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.45%	7/12/2029		£6,050	7,045	7,650
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	9.72%	7/12/2029		£6,578	8,094	8,100
Environmental Industries Total								$15,139	$15,750	18.7%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.70%	5/11/2029		£29,070	35,295	36,759
FIRE: Finance Total								$35,295	$36,759	43.5%

FIRE: Insurance
Margaux UK Finance Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.81%	12/19/2025		£7,357	9,294	9,303
FIRE: Insurance Total								$9,294	$9,303	11.0%

Healthcare & Pharmaceuticals
Datix Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2024		£—	—	—
Healthcare & Pharmaceuticals Total								—	—	0.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.45%	6/28/2029	£7,880	9,107	9,964
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.45%	6/28/2029	£9,764	11,887	12,347
Cloud Technology Solutions (CTS) (18)(19)(26)	First Lien Senior Secured Loan	SONIA	8.00% PIK	13.19%	1/3/2030	£8,643	10,921	10,929
High Tech Industries Total							$31,915	$33,240	39.4%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.80%	3/3/2030	£4,312	5,495	5,453
Media: Advertising, Printing & Publishing Total							$5,495	$5,453	6.5%

Media: Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	9/2/2029	£5,172	6,073	5,681
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.69%	6/29/2029	£13,160	15,209	15,642
Media: Publishing							$21,282	$21,323	25.3%

Services: Business
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.37% PIK	12.57%	7/10/2028	£25,272	34,001	31,957
Caribou Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.44%	2/1/2029	£27,570	34,032	34,862
Caribou Bidco Limited (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	10.44%	2/1/2029	£1,152	1,956	1,993
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/10/2028	£5,567	7,355	7,355
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	7.51% PIK	12.82%	7/10/2028	£7,745	10,233	10,233
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.28%	10.48%	5/5/2028	£12,151	16,470	15,365
Parcel2Go (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	3.25% (3.00% PIK)	11.20%	7/17/2028	£12,674	16,870	4,007
Parcel2Go (2)(3)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	3.00% (3.00% PIK)	11.20%	7/17/2028	£2,978	5,136	(1,382)
Services: Business Total							$126,053	$104,390	123.6%

Services: Consumer
Surrey Bidco Limited (18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.47%	5/11/2026	£6,371	7,817	6,203
Services: Consumer Total							$7,817	$6,203	7.3%

British Pound Total							$252,290	$232,421	275.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)(26)	First Lien Senior Secured Loan	CDOR	4.32% (2.00% PIK)	11.03%	5/26/2028	CAD	17,865	14,644	12,930
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.82%	10.53%	5/26/2028	CAD	1,183	912	856
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CDOR	5.82%	10.53%	5/26/2028	CAD	2,265	1,626	1,640
Retail Total				.				$17,182	$15,426	18.3%

Canadian Dollar Total								$17,182	$15,426	18.3%

Danish Krone
High Tech Industries
VPARK BIDCO AB (18)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.60%	3/10/2025	DKK	56,429	9,231	8,107
High Tech Industries Total								$9,231	$8,107	9.6%

Danish Krone Total								$9,231	$8,107	9.6%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.57%	12/22/2027		€9,212	9,318	9,277
Chemicals, Plastics & Rubber Total								$9,318	$9,277	11.0%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	9.72%	7/12/2029		€2,440	2,475	2,614
Environmental Industries Total								$2,475	$2,614	3.1%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	10.56%	2/1/2029		€12,000	12,983	12,856
MRHT (15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.25%	10.06%	2/1/2029		€5,069	5,486	5,430
FIRE: Insurance Total								$18,469	$18,286	21.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.70%	5/28/2026		€13,078	15,830	13,521
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.77%	5/28/2026		€22,413	27,126	23,171
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.40%	10/25/2028		€13,492	15,053	14,454
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.40%	10/25/2028		€2,214	1,878	1,879
Healthcare & Pharmaceuticals Total								$59,887	$53,025	62.8%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	11.13%	1/14/2030		€13,919	15,091	14,911
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029		€8,250	8,350	8,595
High Tech Industries Total								$23,441	$23,506	27.8%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€14,981	16,242	16,049
Kpler (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.42%	3/3/2030		€3,246	3,519	3,477
Media: Advertising, Printing & Publishing Total								$19,761	$19,526	23.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.17%	8/31/2028		€2,619	2,951	2,806
Media: Broadcasting & Subscription Total								$2,951	$2,806	3.3%

Media: Diversified & Production
Aptus 1724 Gmbh (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.00% (1.50% PIK)	11.25%	2/23/2028		€35,232	41,691	34,725
Media: Diversified & Production Total								$41,691	$34,725	41.1%
Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€13,183	14,824	14,123
Services: Business Total								$14,824	$14,123	16.8%

European Currency Total								$192,817	$177,888	210.7%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (18)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.63%	3/10/2025	NOK	73,280	8,651	6,862
High Tech Industries Total								$8,651	$6,862	8.1%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.15%	7/15/2029	NOK	174,360	16,601	16,328
Services: Business Total								$16,601	$16,328	19.4%

Norwegian Krone Total								$25,252	$23,190	27.5%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.57%	5/12/2028	$9,653	9,596	9,653
Automotive Total							$9,596	$9,653	11.4%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	11.22%	12/22/2027	$23,162	23,162	22,061
Chemicals, Plastics & Rubber Total							$23,162	$22,061	26.1%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.46%	3/31/2028	$5,000	4,950	5,000
Consumer Goods: Durable Total							$4,950	$5,000	5.9%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	-	-	10/31/2025	$—	—	—
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	12/9/2029	$23,401	23,212	23,401
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.82%	5/14/2029	$16,450	16,329	15,998
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$8,550	8,487	8,315
High Tech Industries Total							$48,028	$47,714	56.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	11.24%	8/31/2028	$23,907	23,777	23,907
Media: Broadcasting and Subscription Total							$23,777	$23,907	28.3%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)	First Lien Senior Secured Loan	SOFR	7.65%	12.99%	2/23/2028	$10,066	10,025	9,261
Media: Diversified & Production Total							$10,025	$9,261	11.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.58%	3/10/2028	$11,760	11,685	11,760
Chamber Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.57%	6/2/2028	$21,081	20,958	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.33%	11/23/2028	$10,752	10,663	10,752
Services: Business Total							$43,306	$43,593	51.6%

U.S. Dollar Total							$162,844	$161,189	190.8%

Total							$688,611	$655,871	776.8%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
BRITISH POUNDS 2,245	US DOLLARS 2,731	Goldman Sachs	07/18/2024	$107
US DOLLARS 751	BRITISH POUNDS 590	Goldman Sachs	03/20/2025	4
US DOLLARS 17,258	BRITISH POUNDS 13,990	Goldman Sachs	07/18/2024	(429)
BRITISH POUNDS 4,220	US DOLLARS 5,314	GoldmanSachs	07/18/2024	21
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	(6)
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	430
EURO 230	BRITISH POUNDS 200	Morgan Stanley	01/21/2025	(5)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(200)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(35)
BRITISH POUNDS 200	EURO 231	Morgan Stanley	01/21/2025	3
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	8
US DOLLARS 1,833	BRITISH POUNDS 1,447	Morgan Stanley	01/21/2025	2
US DOLLARS 2,734	BRITISH POUNDS 2,170	Morgan Stanley	02/14/2025	(14)
US DOLLARS 2,797	BRITISH POUNDS 2,220	Morgan Stanley	05/13/2025	(15)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(538)
EURO 316	CANADIAN DOLLARS 471	Morgan Stanley	03/21/2025	(3)
US DOLLARS 1,356	CANADIAN DOLLARS 1,830	Morgan Stanley	03/21/2025	10
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	(44)
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(14)
US DOLLARS 634	EURO 580	Morgan Stanley	02/12/2025	6
US DOLLARS 4,795	EURO 4,371	Morgan Stanley	02/28/2025	56
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	9
EURO 2,199	AUSTRALIAN DOLLARS 3,690	Standard Chartered	06/10/2025	(80)
EURO 1,803	AUSTRALIAN DOLLARS 2,872	Standard Chartered	07/18/2024	14
US DOLLARS 679	AUSTRALIAN DOLLARS 1,035	Standard Chartered	03/20/2025	(15)
US DOLLARS 7,026	AUSTRALIAN DOLLARS 10,830	Standard Chartered	06/10/2025	(242)
US DOLLARS 7,048	AUSTRALIAN DOLLARS 11,118	Standard Chartered	07/18/2024	(380)
EURO 4,582	BRITISH POUNDS 4,130	Standard Chartered	07/18/2024	(308)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(64)
US DOLLARS 502	BRITISH POUNDS 402	Standard Chartered	06/10/2025	(8)
EURO 321	CANADIAN DOLLARS 480	Standard Chartered	07/18/2024	(8)
US DOLLARS 1,390	CANADIAN DOLLARS 1,860	Standard Chartered	07/18/2024	31
EURO 919	DANISH KRONE 6,844	Standard Chartered	07/18/2024	2
DANISH KRONE 1,700	US DOLLARS 251	Standard Chartered	07/18/2024	(6)
US DOLLARS 3,988	DANISH KRONE 26,496	Standard Chartered	07/18/2024	177
EURO 824	NORWEGIAN KRONE 9,517	Standard Chartered	07/18/2024	(11)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	(249)
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	(13)
EURO 18,034	US DOLLARS 20,330	Standard Chartered	07/18/2024	(991)
EURO 4,299	US DOLLARS 4,650	Standard Chartered	12/13/2024	(6)
US DOLLARS 3,330	EURO 3,065	Standard Chartered	07/18/2024	43
US DOLLARS 2,580	EURO 2,340	Standard Chartered	07/18/2024	70
EURO 2,705	US DOLLARS 2,935	Standard Chartered	07/18/2024	(34)
EURO 940	US DOLLARS 1,042	Standard Chartered	07/18/2024	(34)
EURO 3,120	US DOLLARS 3,521	Standard Chartered	07/18/2024	(176)
US DOLLARS 23,690	EURO 21,780	Standard Chartered	06/10/2025	(41)
US DOLLARS 29,878	EURO 29,700	Standard Chartered	07/18/2024	(1,970)
US DOLLARS 30,672	EURO 27,695	Standard Chartered	12/18/2024	747
NORWEGIAN KRONE 1,825	US DOLLARS 174	Standard Chartered	07/18/2024	(3)
US DOLLARS 3,566	NORWEGIAN KRONE 36,843	Standard Chartered	07/18/2024	104
				$(4,098)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, Prime, or SOFR and the current weighted average interest rate in effect at June 30, 2024. Certain investments are subject to a EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, Prime, SONIA, or SOFR interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $84,435 as of June 30, 2024.
(5)
Tick mark not used

(6)
Tick mark not used
(7)
Loan was on non-accrual status as of June 30, 2024
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
				$(6,052)

(1)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the

Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”), or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, or SOFR interest rate floor.
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
(33)
Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2024	December 31, 2023
Investments at fair value (amortized cost of $688,611 and $721,252, respectively)	$655,871	$709,846
Cash and cash equivalents	12,177	9,006
Foreign cash (cost of $14,985 and $22,237, respectively)	14,950	22,528
Collateral on foreign currency exchange contracts	14	4,383
Deferred financing costs (net of accumulated amortization of $2,531 and $2,026, respectively)	2,649	3,154
Interest receivable on investments	13,217	11,244
Total assets	$698,878	$760,161

Debt	$282,524	$320,491
Subordinated notes payable to members	299,449	301,426
Interest payable on debt	5,076	5,841
Interest payable on subordinated notes	20,156	18,501
Unrealized depreciation on forward currency exchange contracts	4,098	6,052
Distributions payable	2,824	3,931
Accounts payable and accrued expenses	316	900
Total liabilities	$614,443	$657,142
Members’ equity	84,435	103,019
Total liabilities and members’ equity	$698,878	$760,161

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
Interest income	$19,986	$17,980	$41,437	$35,349
Total investment income	19,986	17,980	41,437	35,349

Expenses
Interest and debt financing expenses	6,336	6,028	13,066	11,689
Interest expense on members subordinated notes	10,050	8,771	19,842	17,157
General and administrative expenses	776	762	1,607	1,562
Total expenses	17,162	15,561	34,515	30,408
Net investment income	2,824	2,419	6,922	4,941

Net realized and unrealized gains (losses)
Net realized loss on investments	(8,341)	(1,125)	(8,329)	(3,157)
Net realized gain (loss) on foreign currency transactions	7,881	(374)	7,873	(1,567)
Net realized gain on forward currency exchange contracts	998	145	844	18
Net change in unrealized appreciation on foreign currency translation	(6,941)	(5,178)	406	(7,585)
Net change in unrealized appreciation on forward currency exchange contracts	(1,292)	(429)	1,954	(1,282)
Net change in unrealized appreciation on investments	(10,241)	8,886	(21,333)	19,021
Net gain (loss) on investments	(17,936)	1,925	(18,585)	5,448
Net increase (decrease) in members’ equity resulting from operations	$(15,112)	$4,344	$(11,663)	$10,389

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of June 30, 2024, the Company’s investment in SLP consisted of subordinated notes of 146.5 million, preferred equity interests of ($1.6) million and equity interests of ($0.1) million. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $1,276.5 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of June 30, 2024:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		June 30, 2024
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	7.52%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	7.97%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	8.17%
Class B-R	40,000	3.90	% + 3 Month SOFR	9.17%
Class C-R	30,000	5.90	% + 3 Month SOFR	11.17%
Class D-R	30,000	8.32	% + 3 Month SOFR	13.59%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of June 30, 2024

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		June 30, 2024
Class A Notes	$234,000	2.55	% + SOFR	7.87%
Class B-1 Notes	29,000	3.80	% + SOFR	9.12%
Class B-2 Notes	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	9.87%
Class D Notes	24,000	6.65	% + SOFR	11.97%
Class E Notes	24,000	9.84	% + SOFR	15.16%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bears interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the “MM_23_3 Credit Facility”). The maturity date of the MM_23_3 Credit Facility is September 27, 2027. With an effective rate of 8.2% per annum, as of June 30, 2024, the MM_23_3 Credit Facility had $90.9 million of outstanding debt under the credit facility. With an effective rate of 8.2% per annum, as of December 31, 2023, the MM_23_3 Credit Facility had $97.9 million of outstanding debt under the credit facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of June 30, 2024 was 8.5%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.7%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2024	December 31, 2023
Total investments	$983,416	$879,930
Weighted average yield on investments	12.0%	12.1%
Number of borrowers in SLP	72	62
Largest portfolio company investment	$32,452	$32,283
Total of five largest portfolio company investments	$156,484	$151,954
Unfunded commitments	$3,671	$3,734

Below is a listing of SLP’s individual investments as of June 30, 2024:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2024

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.10%	12.18%	8/22/2029	$18,609	18,609	18,609
Forward Slope (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	8/22/2029	$11,188	11,000	11,188
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	11.23%	11/6/2025	$25,280	24,450	24,521
Kellstrom Commercial Aerospace, Inc. (12)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (0.25% PIK)	11.56%	7/1/2025	$9,472	9,286	9,330
Robinson Helicopter (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.60%	11.94%	6/30/2028	$30,740	30,434	30,740
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	7/23/2029	$31,277	31,199	31,277
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	2/15/2029	$9,875	9,795	9,875
Aerospace & Defense Total							$134,773	$135,540	2184.0%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.57%	5/12/2028	$10,800	10,800	10,800
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	11.08%	5/17/2029	$9,900	9,900	9,900
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	11/1/2028	$17,013	16,883	17,013
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	10.58%	9/9/2027	$8,206	8,156	8,206
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	9/9/2027	$16,364	16,269	16,364
Automotive Total							$62,008	$62,283	1003.6%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.94%	4/25/2028	$2,207	2,185	2,185
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	11.07%	4/25/2028	$7,800	7,724	7,800
Banking, Finance, Insurance & Real Estate Total							$9,909	$9,985	160.9%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.75%	12.06%	10/31/2029	$23,828	23,696	23,828
DiversiTech (12)(17)	First Lien Senior Secured Loan	SOFR	4.01%	9.35%	12/22/2028	$1,989	1,993	1,993
Capital Equipment Total							$25,689	$25,821	416.1%

Chemicals, Plastics & Rubber
INEOS US Petrochem (12)(18)	First Lien Senior Secured Loan	SOFR	3.85%	9.19%	3/14/2030	$1,990	1,992	1,992
Prince\Ferro (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.71%	4/23/2029	$1,990	1,975	1,975
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	11.22%	12/22/2027	$20,013	19,931	19,062
Chemicals, Plastics & Rubber Total							$23,898	$23,029	371.1%

Construction & Building
Service Master (18)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	12.21%	8/16/2027	$9,937	9,937	9,937
Construction & Building Total							$9,937	$9,937	160.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.93%	6/6/2026	$9,869	9,869	9,869
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.46%	3/31/2028	$5,000	4,935	5,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.76%	11.09%	10/13/2025	$27,078	26,243	26,536
Consumer Goods: Durable Total							$41,047	$41,405	667.2%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	12.23%	1/24/2028	$16,139	15,981	16,058
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.01%	14.35%	8/19/2028	$5,004	5,004	5,004
RoC Skincare (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.00%	11.33%	2/21/2031	$16,209	15,971	16,209
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	12/15/2025	$9,944	9,944	9,571
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	10.98%	3/26/2027	$6,428	6,428	6,428
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	10.73%	3/26/2027	$6,221	6,221	6,221
Consumer Goods: Non-Durable Total							$59,549	$59,491	958.6%

Consumer Goods: Wholesale
WSP (15)(19)	First Lien Senior Secured Loan	SOFR	1.00%	6.48%	4/27/2028	$3,171	3,141	2,600
WSP (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$1,998	1,978	959
Consumer Goods: Wholesale Total							$5,119	$3,559	57.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.26%	11.59%	12/29/2027	$22,702	22,548	22,475
Iris Holding, Inc. (12)(17)(34)	First Lien Senior Secured Loan	SOFR	4.75%	10.18%	6/28/2028	$9,825	9,498	9,285
Containers, Packaging & Glass Total							$32,046	$31,760	511.8%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.76%	11.09%	11/19/2027	$20,357	20,151	20,255
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.76%	11.09%	11/19/2027	$4,723	4,650	4,700
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	11.59%	11/19/2027	$3,414	3,414	3,414
Energy: Electricity Total							$28,215	$28,369	457.1%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	10.34%	12/23/2027	$2,106	2,106	2,106
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	10.34%	12/23/2027	$8,302	8,302	8,302
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	6/30/2029	$4,696	4,696	4,696
Hudson River Trading (12)(18)	First Lien Senior Secured Loan	SOFR	3.11%	8.46%	3/20/2028	$2,985	2,969	2,969
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.75%	8/1/2028	$3,825	3,825	3,825
FIRE: Finance Total							$29,298	$29,298	472.1%

FIRE: Insurance
Asurion LLC (12)(18)	First Lien Senior Secured Loan	SOFR	4.10%	9.44%	8/19/2028	$1,990	1,968	1,968
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.95%	12/19/2025	$8,965	8,965	8,965
Margaux Acquisition Inc. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	10.95%	12/19/2025	$11,195	11,195	11,195
Simplicity (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.40%	11.73%	12/2/2026	$5,456	5,456	5,456
Simplicity (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.40%	11.73%	12/2/2026	$24,169	23,752	24,169
FIRE: Insurance Total							$51,336	$51,753	833.9%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Forest Products & Paper
Multi-Color Corp (12)(17)	First Lien Senior Secured Loan	SOFR	5.10%	10.44%	10/29/2028	$1,990	1,952	1,952
Forest Products & Paper Total							$1,952	$1,952	31.5%

Healthcare & Pharmaceuticals
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.07%	5/31/2028	$10,611	10,540	10,611
HealthDrive (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	11.44%	8/20/2029	$18,609	18,609	18,609
Pharmacy Partners (12)(19)(32)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.84%	2/28/2029	$21,945	21,679	21,945
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.93%	6/16/2028	$9,484	9,484	9,484
Healthcare & Pharmaceuticals Total							$60,312	$60,649	977.3%

High Tech Industries
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/1/2026	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	10/1/2026	$2,584	2,584	2,584
AMI US Holdings Inc. (3)(12)(15)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/1/2026	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.69%	10/1/2026	$5,594	5,594	5,594
Applitools (16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	11.59%	5/25/2029	$11,664	11,584	11,489
Element Buyer, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	11.44%	7/19/2026	$7,480	7,480	7,480
Element Buyer, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	11.44%	7/19/2026	$10,795	10,795	10,795
E-Tech Group (12)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.84%	4/9/2030	$4,500	4,455	4,455
Gainwell Acquisition (12)(15)	First Lien Senior Secured Loan	SOFR	4.10%	9.43%	10/1/2027	$2,985	2,864	2,897
NearMap (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	12/9/2029	$16,247	16,086	16,247
Proofpoint (12)(17)	First Lien Senior Secured Loan	SOFR	3.00%	8.32%	8/31/2028	$1,995	2,000	2,000
SensorTower (12)(19)(31)	First Lien Senior Secured Loan	SOFR	7.50%	12.84%	3/15/2029	$4,090	4,029	4,029
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.83%	3/6/2028	$33,284	32,974	32,452
High Tech Industries Total							$100,445	$100,022	1611.7%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.96%	2/1/2027	$6,000	5,750	5,700
Concert Golf Partners Holdco (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	4.85%	10.23%	4/1/2030	$20,384	20,094	20,384
Pyramid Global Hospitality (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	12.33%	1/19/2028	$15,800	15,481	15,800
Hotel, Gaming & Leisure Total							$41,325	$41,884	674.9%

Media: Diversified & Production
Internet Brands (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.59%	5/3/2028	$2,985	2,974	2,974
Media: Diversified & Production Total							$2,974	$2,974	47.9%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	10.98%	5/26/2028	$9,506	9,217	9,411
Petco (12)(17)	First Lien Senior Secured Loan	SOFR	3.51%	8.85%	3/3/2028	$2,000	1,857	1,857
Thrasio, LLC (18)(19)(26)	First Lien Senior Secured Loan	SOFR	10.00% PIK	15.45%	6/18/2029	$3,191	3,191	3,191
Thrasio, LLC (18)(19)(26)	First Lien Senior Secured Loan	SOFR	10.00% PIK	15.45%	6/18/2029	$1,040	1,040	1,040
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	2,366
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	264
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	4,098	—	—
Retail Total							$21,271	$18,129	292.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Business
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	11.58%	3/10/2028	$32,218	31,999	32,218
Discovery Senior Living (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.09%	3/18/2030	$9,975	9,855	9,925
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.10%	11.33%	11/23/2028	$12,870	12,702	12,870
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028	$5,736	5,736	5,736
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.35%	11.58%	11/23/2028	$8,706	8,511	8,706
Services: Business Total							$68,803	$69,455	1119.2%

Services: Consumer
Ancestry.com Inc. (12)(17)	First Lien Senior Secured Loan	SOFR	3.25%	8.69%	12/6/2027	$744	725	725
Eagle Parent Corp (12)(17)(19)	First Lien Senior Secured Loan	SOFR	4.25%	9.58%	4/2/2029	$3,293	3,285	3,210
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.19%	12/22/2026	$27,371	27,321	26,550
Services: Consumer Total							$31,331	$30,485	491.2%

Telecommunications
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.00%	10.44%	7/17/2028	$14,883	14,720	14,660
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	12.58%	2/28/2029	$18,559	18,290	17,909
Telecommunications Total							$33,010	$32,569	524.8%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.40%	11.70%	8/3/2026	$29,077	29,077	28,786
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.60%	12.94%	12/16/2028	$14,159	13,897	14,159
Gulf Winds International (12)(15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.94%	12/16/2028	$7,481	7,407	7,481
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.59%	12/29/2028	$6,934	6,773	6,934
RoadOne (3)(18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.59%	12/29/2028	$1,065	1,063	1,063
Transportation: Cargo Total							$58,217	$58,423	941.4%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.83%	5/1/2029	$6,571	6,571	6,571
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	12.18%	5/1/2029	$23,001	22,506	23,001
Transportation: Consumer Total							$29,077	$29,572	476.4%

Wholesale
Abracon Group Holding, LLC. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.15%	11.48%	7/6/2028	$11,790	11,629	10,523
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.65%	11.98%	3/31/2029	$6,417	6,255	6,289
SureWerx (16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	12/28/2029	$8,260	8,094	8,260
Wholesale Total							$25,978	$25,072	404.0%

Total							$987,519	$983,416	15846.2%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at June 30, 2024. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $(6,206) as of June 30, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of June 30, 2024.
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
(27)
Tick mark not used
(28)
Tick mark not used
(29)
Tick mark not used
(30)
Tick mark not used
(31)
Loan includes interest rate floor of 2.00%
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

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2023. Certain investments are subject to a SOFR interest rate floor.
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
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2024	December 31, 2023
Investments at fair value (amortized cost of $987,519 and $893,621, respectively)	$983,416	$879,930
Cash	16,683	10,303
Restricted cash and cash equivalents	158,922	89,516
Prepaid expenses	4,483	4,718
Deferred financing costs (net of accumulated amortization of $133 and $46, respectively)	567	654
Interest receivable on investments	8,695	6,808
Receivable for capital call	40,000	—
Total assets	$1,212,766	$991,929

Interest payable on debt	$19,040	$18,669
Interest payable on subordinated notes	6,144	5,929
Debt (net of unamortized debt issuance costs of $4,717 and $4,628, respectively)	878,183	713,494
Subordinated notes payable to members	293,000	232,000
Distributions payable	4,798	5,068
Payable for investments purchased	16,310	—
Accounts payable and accrued expenses	1,497	1,500
Total liabilities	$1,218,972	$976,660
Members’ deficit	(6,206)	(7,211)
Noncontrolling interests	—	22,480
Total members' equity (deficit)	$(6,206)	$15,269
Total liabilities and members’ equity	$1,212,766	$991,929

Selected Statement of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
Interest income	$31,775	$21,132	$58,439	$37,656
Total investment income	31,775	21,132	58,439	37,656

Expenses
Interest and debt financing expenses	19,364	9,264	35,461	16,856
Interest expense on members' subordinated notes	6,144	4,681	12,042	7,467
Professional fees and other expenses	1,587	971	3,064	1,732
Total expenses	27,095	14,916	50,567	26,055
Net investment income	4,680	6,216	7,872	11,601

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(8,447)	26	(7,781)	73
Net realized loss on extinguishment of debt	—	—	(1,139)
Net change in unrealized appreciation on investments	12,914	(2,976)	9,592	(3,375)
Net gain (loss) on investments	4,467	(2,950)	672	(3,302)
Net increase from operations	9,147	3,266	8,544	8,299
Less: net increase (decrease) attributable to noncontrolling interests	—	(933)	66	(2,462)
Net increase in members' capital from operations	$9,147	$2,333	$8,610	$5,837

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$48,051	$1,363,343	$—	$1,411,394
Second Lien Senior Secured Loan	—	—	59,500	—	59,500
Subordinated Debt	—	—	46,690	—	46,690
Preferred Equity	—	—	122,971	—	122,971
Equity Interest	—	—	206,186	—	206,186
Warrants	—	—	—	—	0
Subordinated Note Investment Vehicles (1)	—	—	337,224	—	337,224
Preferred Equity Interest Investment Vehicles (1)	—	—	—	(1,598)	(1,598)
Equity Interest Investment Vehicles (1)	—	—	—	55,124	55,124
Total Investments	$—	$48,051	$2,135,914	$53,526	$2,237,491
Cash equivalents	$70,162	$—	$—	$—	$70,162
Forward currency exchange contracts (asset)	$—	$651	$—	$—	$651
Forward currency exchange contracts (liability)	$—	$(1,507)	$—	$—	$(1,507)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Purchases of investments and other adjustments to cost	567,890	14,207	—	30,500	—	16,994	—	—	629,591
Paid-in-kind interest income	9,628	—	268	—	—	—	1,272	—	11,168
Net accretion of discounts (amortization of premiums)	2,747	—	(66)	—	—	—	73	—	2,754
Principal repayments and sales of investments	(675,117)	(18,256)	(8,774)	—	(22,414)	—	—	—	(724,561)
Net change in unrealized appreciation on investments	20,128	(14,386)	(381)	—	1,433	1,549	(532)	(511)	7,300
Net realized gain (loss) on investments	(4,921)	3,266	14	—	(1,637)	—	—	—	(3,278)
Balance as of June 30, 2024	$1,363,343	$206,186	$59,500	$337,224	$—	$122,971	$46,690	$—	$2,135,914
Change in unrealized appreciation attributable to investments still held at June 30, 2024	$11,372	$(7,722)	$(388)	$—	$—	$1,549	$(532)	$(511)	$3,768

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the six months ended June 30, 2024, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the six months ended June 30, 2024, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2024 were as follows:

	As of June 30, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,131,084	Discounted cash flows	Comparative Yields	7.9%		—	33.4%		(12.4%)
First Lien Senior Secured Loans	71,581	Comparable company multiple	EBITDA Multiple	0.7	x	—	18.0	x	(12.4)
First Lien Senior Secured Loans	10,175	Discounted cash flows	Discount Rate				16.7%
First Lien Senior Secured Loans	10,635	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	59,500	Discounted cash flows	Comparative Yields	13.8%		—	36.7%		(16.1%)
Subordinated Notes in Investment Vehicles	337,224	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	46,690	Discounted cash flows	Comparative Yields	12.1%		—	15.0%		(14.7%)
Equity Interests	125,567	Discounted cash flows	Discount Rate	13.4%		—	16.7%		(15.2%)
Equity Interests	67,267	Comparable company multiple	EBITDA Multiple	0.7	x	—	24.8	x	(11.6x)
Preferred equity	63,010	Comparable company multiple	EBITDA Multiple	4.3	x	—	35.1	x	(11.0x)
Preferred equity	4,803	Discounted cash flows	Comparative Yields				13.1%
Total investments	$1,927,536

(1)
Included within the Level 3 assets of $2,135,914 is an amount of $208,378 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2024	December 31, 2023
2019-1 Debt	2	$352,765	$343,136
March 2026 Notes	2	282,081	279,596
October 2026 Notes	2	275,261	270,903
Sumitomo Credit Facility	3	227,700	311,000
Total Debt		$1,137,807	$1,204,635

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

For the three months ended June 30, 2024 and 2023, management fees were $8.8 million and $9.1 million, respectively. For the six months ended June 30, 2024 and 2023, management fees were $17.6 million and $18.0 million, respectively. For the three months ended June 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2024, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the three months ended

June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived. For the six months ended June 30, 2023, $0.0 million was contractually waived and $0.0 million was voluntarily waived.

As of June 30, 2024 and December 31, 2023, $8.8 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended June 30, 2024 and 2023, the Company incurred $7.9 million and $4.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

For the six months ended June 30, 2024 and 2023, the Company incurred $17.2 million and $15.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, there was $7.9 million and $7.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2024 and December 31, 2023.

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

For the three months ended June 30, 2024 and 2023, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.7 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $1.1 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, respectively, there were $0.7 million and $0.4 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of June 30, 2024 and December 31, 2023, the Advisor held 14,064.30 and 449,699.30 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 13,497,235.66 and 12,875,920.66 shares of the Company at June 30, 2024 and December 31, 2023, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2024 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$12,801	$—	$—	$(3,188)	$—	$9,613	$(20)	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,817	—	—	(100)	—	4,717	189	—
Ansett Aviation Training Equity Interest (1)	7,516	—	—	793	—	8,309	—	—
BCC Middle Market CLO 2018-1, LLC Equity Interest	22,618	—	(22,413)	1,432	(1,637)	—	821	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	1	—	—	(1)	—	—	—	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	3,498	—	—	—	—	3,498	—	—
Direct Travel, Inc First Lien Senior Secured Loan	4,841	—	(4,841)	—	—	—	138	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	3,500	—	(3,500)	—	—	—	100	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	1,782	—	(1,782)	—	—	—	60	—
Direct Travel, Inc First Lien Senior Secured Loan	59,944	—	(59,944)	—	—	—	2,027	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	5,775	—	(5,775)	—	—	—	151	—
Direct Travel, Inc First Lien Senior Secured Loan	202	—	(202)	—	—	—	6	—
Direct Travel, Inc Equity Interest (1)	10,280	—	(6,354)	(10,282)	6,356	—	—	—
Walker Edison Equity Interest (1)	421	—	—	(421)	—	—	—	—
Walker Edison First Lien Senior Secured Loan	5,972	381	—	(1,080)	—	5,273	384	—
Walker Edison First Lien Senior Secured Loan - Revolver	3,182	—	—	—	—	3,182	192	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw	—	1,337	—	(342)	—	995	39	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw	821	52	—	(148)	—	725	52	—
Total Non-Controlled/affiliate investment	$147,971	$1,770	$(104,811)	$(13,337)	$4,719	$36,312	$4,139	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$115,995	$30,500	$—	$—	$—	$146,495	$6,141	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	(1,793)	—	—	195	—	(1,598)	1,150	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(379)	—	—	316	—	(63)	3,259	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,619	—	—	1	—	6,620	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	10,944	—	—	(52)	—	10,892	—	—
Gale Aviation (Offshore) Co Equity Interest	88,419	—	(11,900)	(616)	—	75,903	6,400	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	66,140	—	—	(10,954)	—	55,187	4,439	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	12,643	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	810	90	—	—	—	900	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	34,875	2,025	—	—	—	36,900	—	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	44,653	2,196	—	2,816	—	49,664	—	—
Total Controlled affiliate investment	$557,012	$34,811	$(11,900)	$(8,294)	$—	$571,629	$34,032	$—
Total	$704,983	$36,581	$(116,711)	$(21,631)	$4,719	$607,941	$38,171	$—

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 196.8% and 189.9%, respectively.

The Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,293	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,086	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	296,865	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	227,700	227,700	665,000	311,000	311,000
Total Debt	$1,807,500	$1,180,200	$1,173,944	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of June 30, 2024, $10.6 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were 5.1% and 5.2%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were $1.3 billion and $1.4 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	227,700	—	—	227,700	—
Total Debt Obligations	$1,180,200	$—	$600,000	$227,700	$352,500

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		June 30, 2024
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	7.09%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	7.59%
Class B-R	15,000	2.60	% + 3 Month SOFR	8.19%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of June 30, 2024, there were 50 first lien senior secured loans with a total fair value of approximately $441.2 million and cash of $56.4 million securing the 2019-1 Debt. As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2024, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.2 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$6,427	$6,062
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$6,459	$6,094

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$12,855	$11,605
Amortization of deferred financing costs and upfront commitment fees	64	64
Total interest and debt financing expenses	$12,919	$11,669

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

For the three and six months ended June 30, 2024 and 2023, the Revolving Advisor Loan did not incur any interest expense.

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

As of June 30, 2024 and December 31, 2023, the components of the carrying value of the March 2026 Notes were as follows:

	June 30, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,098)	(1,421)
Original issue discount, net of accretion	(816)	(1,057)
Carrying value of March 2026 Notes	$298,086	$297,522

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$2,213	$2,212
Amortization of debt issuance cost	161	162
Accretion of original issue discount	121	120
Total interest and debt financing expenses	$2,495	$2,494

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$4,426	$4,425
Amortization of debt issuance cost	323	322
Accretion of original issue discount	241	239
Total interest and debt financing expenses	$4,990	$4,986

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

As of June 30, 2024 and December 31, 2023, the components of the carrying value of the October 2026 Notes were as follows:

	June 30, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,671)	(2,035)
Original issue discount, net of accretion	(1,464)	(1,783)
Carrying value of October 2026 Notes	$296,865	$296,182

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$1,912	$1,912
Amortization of debt issuance cost	182	182
Accretion of original issue discount	160	159
Total interest and debt financing expenses	$2,254	$2,253

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$3,825	$3,825
Amortization of debt issuance cost	364	362
Accretion of original issue discount	320	317
Total interest and debt financing expenses	$4,509	$4,504

Sumitomo Credit Facility

On December 24, 2021, the Company entered into a senior secured revolving credit agreement (as amended to date, the “Sumitomo Credit Agreement” or the “Sumitomo Credit Facility”) as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. The Credit Agreement is effective as of December 24, 2021.

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

On May 20, 2024, the Company entered into the Third Amendment to Senior Secured Revolving Credit Agreement and First Amendment to Guarantee and Security Agreement (the “Third Amendment”), which amends the Sumitomo Credit Agreement. The Third Amendment provides for, among other things, (i) an extension of the revolver availability period from December 24, 2025 to May 19, 2028, (ii) an extension of the scheduled maturity date from December 24, 2026 to May 18, 2029, (iii) the conversion of a portion of the existing revolver availability into term loan availability, (iv) an upsize in the total facility amount from $665,000,000 to $855,000,000, (v) an increase in the accordion provision to permit increases to a total facility amount of up to $1,500,000,000, (vi) the reduction of the credit adjustment spread for term benchmark loans denominated in Dollars, from 0.10% for one-month tenor loans, 0.15% for three-month tenor loans and 0.25% for six-month tenor loans to 0.10% for all loan tenors, and (vii) the joinder of new lenders to the Sumitomo Credit Agreement.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of June 30, 2024 and December 31, 2023, there were $227.7 million and $311.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended June 30, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$5,360	$9,244
Unused facility fee	441	140
Accretion of original issue discount	622	234
Total interest and debt financing expenses	$6,423	$9,618

For the six months ended June 30, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$11,659	$18,119
Unused facility fee	754	265
Accretion of original issue discount	856	466
Total interest and debt financing expenses	$13,269	$18,850

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of June 30, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $7.1 million for June 30, 2024 and collateral receivable of $7.6 million for December 31, 2023 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and six months ended June 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $118.7 million and $128.7 million, respectively.

For the three and six months ended June 30, 2023 the Company's average U.S. dollar notional exposure to forward currency exchange contracts were $213.6 million and $194.7 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$1,141	$(490)	$651	$—	$651
Citibank	Unrealized appreciation on forward currency contracts	$1	$(1,508)	$(1,507)	$—	$(1,507)
Wells Fargo	Unrealized appreciation on forward currency contracts	$—	$0 (3)	$0 (3)	$—	$0 (3)

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of default based on the contractual set-off rights under the agreement. Net amount excludes any over-collateralized amounts.
(3)
Less than $500

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,
	2024	2023
Net realized gain on forward currency exchange contracts	$169	$—
Net change in unrealized appreciation on forward currency exchange contracts	163	(1,476)
Total net realized and unrealized (gain) loss on forward currency exchange contracts	$332	$(1,476)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($0.1) million and $2.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.3 million and ($1.5) million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $0.3 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the six months ended June 30, 2024 and 2023 was as follows:

	For the Six Months Ended June 30,
	2024	2023
Net realized gains (losses) on forward currency exchange contracts	$1,896	$(2,385)
Net change in unrealized appreciation on forward currency exchange contracts	1,404	(1,315)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$3,300	$(3,700)

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($2.3) million and $4.7 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.3 million and ($3.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.0 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
Total distributions declared			$0.90	$58,106

(1) Represents a special dividend.

The distributions declared during the six months ended June 30, 2024 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
Total distributions declared			$0.76	$49,068

The distributions declared during the six months ended June 30, 2023 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2024 and December 31, 2023, BCSF Advisors, LP contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At June 30, 2024 and December 31, 2023, BCSF Advisors, LP owned 0.02% and 0.70%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the three months ended June 30, 2024 and 2023. There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2024 and 2023.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2024, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2024, the Company had $405.4 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	2,247
AEG Vision - Delayed Draw	3/27/2026	16,379
AEG Vision - Delayed Draw	3/27/2026	17,813
Abracon Group Holding, LLC. - Delayed Draw	7/6/2028	2,221
AgroFresh Solutions - Revolver	3/31/2028	251
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,440
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	3,268
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	640
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	7
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,054
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	12,836
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,114
Caribou Bidco Limited - Delayed Draw	2/1/2029	22
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	740
Choreo - Delayed Draw	2/18/2028	8,000
Concert Golf Partners Holdco LLC - Revolver	4/2/2029	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Delayed Draw	6/30/2029	10,751
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	8,651
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,283
Discovery Senior Living - Delayed Draw	3/18/2030	11,806
Discovery Senior Living - Revolver	3/18/2030	2,360
Duraco - Revolver	6/6/2029	1,991
Datix Bidco Limited - Revolver	10/28/2024	12
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	1,708
Element Buyer, Inc. - Revolver	7/19/2026	4,250
E-Tech Group - Revolver	4/9/2030	1,298
Forward Slope - Revolver	8/22/2029	8,884
Galeria - First Lien Senior Secured Loan	4/8/2029	8,999
Gills Point S - Revolver	5/17/2029	338
Gills Point S - Delayed Draw	5/17/2029	6,930

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Gulf Winds International - Revolver	12/16/2028	3,969
HealthDrive - Delayed Draw	8/20/2029	6,284
HealthDrive - Revolver	8/20/2029	2,479
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,087
JHCC Holdings, LLC - Revolver	9/9/2027	2,196
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	1,066
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	2,872
Margaux UK Finance Limited - Revolver	12/19/2025	631
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,829
Meriplex Communications, Ltd. - Delayed Draw	7/17/2028	4,939
Meriplex Communications, Ltd. - Revolver	7/17/2028	2,824
Morrow Sodali - Revolver	4/25/2027	1,686
MRHT - Revolver	2/1/2029	17,899
MZR Buyer, LLC - Revolver	12/22/2026	695
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2028	1,702
OGH Bidco Limited - Delayed Draw	6/29/2029	4,983
Parcel2Go - Delayed Draw	7/17/2028	35
PCF - Delayed Draw	11/1/2028	9,641
Pharmacy Partners - Revolver	2/28/2029	5,491
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	8,852
Reconomy - Delayed Draw	7/12/2029	3,959
Revalize, Inc. - Revolver	4/15/2027	838
RoadOne - Delayed Draw	12/29/2028	1,707
RoadOne - Revolver	12/29/2028	4,119
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	10,126
Simplicity - Delayed Draw	12/2/2026	2,034
Simplicity - Revolver	12/2/2026	1,454
Simplicity - Revolver	12/2/2026	143
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	2,115
Spring Finco BV - Delayed Draw	7/15/2029	4,082

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	671
Taoglas - Revolver	2/28/2029	257
Taoglas - Delayed Draw	2/28/2029	3,636
TA/Weg Holdings - Delayed Draw	10/4/2027	6
TGI UK Holdings Limited - Delayed Draw	6/24/2029	8,560
Titan Cloud Software, Inc - Revolver	9/7/2028	5,714
TLC Purchaser, Inc. - Revolver	10/13/2025	5,713
V Global Holdings LLC - Revolver	12/22/2025	2,601
Walker Edison - Delayed Draw	3/31/2027	677
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2027	9,950
Wealth Enhancement Group (WEG) - Revolver	10/4/2027	736
Webcentral - Delayed Draw	12/18/2030	3,667
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,535
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,901
Whitcraft-Paradigm - Delayed Draw	2/15/2029	6,128
Whitcraft-Paradigm - Revolver	2/28/2029	1,839
WSP - Revolver	4/27/2027	248
WU Holdco, Inc. - Revolver	3/26/2027	1,578
Total		$405,363

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2024.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$17.60	$17.29
Net investment income (1)	1.04	1.10
Net realized loss (1)(7)	(0.02)	(0.27)
Net change in unrealized appreciation (1)(2)(8)	(0.02)	0.08
Net increase in net assets resulting from operations (1)(9)(10)	1.00	0.91
Shareholder distributions from income (3)	(0.90)	(0.76)
Net asset value at end of period	$17.70	$17.44
Net assets at end of period	$1,142,545	$1,125,779
Shares outstanding at end of period	64,562,265	64,562,265
Per share market value at end of period	$16.31	$13.51
Total return based on market value (12)	14.41%	20.44%
Total return based on net asset value (4)	5.73%	5.29%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	13.55%	14.34%
Ratio of total expenses to average net assets (5)(11)(13)	12.35%	12.78%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.30%	7.21%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	10.85%	11.43%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	4.61%	4.60%
Average principal debt outstanding	$1,263,208	$1,476,709
Portfolio turnover (6)	30.17%	21.10%

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
(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2024 and 2023, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2024 and 2023, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2024 would be 13.55%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2023 would be 14.34%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2024 would be 12.35%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2023 would be 12.78%.
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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through August 6, 2024, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by BCSF Advisors, LP (our “Advisor” or “BCSF Advisors”), a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator” or “BCSF Advisors”). Since we commenced operations on October 13, 2016 through June 30, 2024, we have invested approximately $7,752.5 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2024 and December 31, 2023, 92.9% and 93.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.7 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. We incurred expenses related to the Administrator of $1.1 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2024, the Company’s asset coverage was 196.8%.

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

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested $306.7 million, including PIK, in 77 portfolio companies, and had $473.7 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $167.0 million for the period. Of the $306.7 million invested during the three months ended June 30, 2024, $51.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended June 30, 2023, we invested $204.4 million, including PIK, in 60 portfolio companies, and had $227.9 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $23.5 million for the period. Of the $204.4 million invested during the three months ended June 30, 2023, $35.4 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2024, we invested $709.8 million, including PIK, in 111 portfolio companies, and had $769.7 million in aggregate amount of principal repayments and sales, resulting in a net decrease in investments of $59.9 million for the period. Of the $709.8 million invested during the six months ended June 30, 2024, $100.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the six months ended June 30, 2023, we invested $516.6 million, including PIK, in 85 portfolio companies, and had $513.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $3.2 million for the period. Of the $516.6 million invested during the six months ended June 30, 2023, $112.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,421,494	63.4%	$1,411,394	63.0%	12.3%	12.2%
Second Lien Senior Secured Loans	61,192	2.7	59,500	2.7	14.7	14.9
Subordinated Debt	46,745	2.1	46,690	2.1	13.9	13.8
Preferred Equity	103,760	4.6	122,971	5.5	14.0	13.7
Equity Interests	206,439	9.2	206,186	9.2	16.5	16.9
Warrants	480	0.0	—	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	337,224	15.0	337,224	15.1	11.9	11.9
Preferred Equity Interests in Investment Vehicles (2)	10	0.0	(1,598)	(0.1)	N/A	N/A
Equity Interests in Investment Vehicles (2)	66,209	3.0	55,124	2.5	28.8	33.4
Total	$2,243,553	100.0%	$2,237,491	100.0%	13.1%	13.2%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2024:

As of
June 30, 2024
Number of portfolio companies	154
Percentage of debt bearing a floating rate (1)	92.9%
Percentage of debt bearing a fixed rate (1)	7.1%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2023:

As of
December 31, 2023
Number of portfolio companies	137
Percentage of debt bearing a floating rate (1)	93.8%
Percentage of debt bearing a fixed rate (1)	6.2%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,217,485	98.8%	$2,215,468	99.0%
Non-accrual	26,068	1.2	22,023	1.0
Total	$2,243,553	100.0%	$2,237,491	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,258,601	98.1%	$2,271,055	98.8%
Non-accrual	43,233	1.9	27,288	1.2
Total	$2,301,834	100.0%	$2,298,343	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, there were five loans from three issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,421,494	60.7%	$1,411,394	60.5%
Second Lien Senior Secured Loan	61,192	2.6	59,500	2.5
Subordinated Debt	46,745	2.0	46,690	2.0
Preferred Equity	103,760	4.4	122,971	5.3
Equity Interest	206,439	8.8	206,186	8.8
Warrants	480	0.0	—	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	14.4	337,224	14.4
Preferred Equity Interest Investment Vehicles (1)	10	0.0	(1,598)	(0.1)
Equity Interest in Investment Vehicles (1)	66,209	2.8	55,124	2.4
Cash and cash equivalents	18,417	0.8	18,417	0.8
Foreign cash	13,141	0.6	12,716	0.5
Restricted cash and cash equivalents	66,993	2.9	66,993	2.9
Total	$2,342,104	100.0%	$2,335,617	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,494	0.1%	2	1.3%
2	2,164,269	96.8	144	93.6
3	45,518	2.0	5	3.2
4	25,210	1.1	3	1.9
Total	$2,237,491	100.0%	154	100.0%

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

Results of Operations

Our operating results for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2024	2023
Total investment income	$72,271	$75,715
Total expenses, net of fee waivers	38,004	35,706
Net investment income before taxes	34,267	40,009
Less: Income taxes, including excise tax	1,150	1,097
Net investment income	33,117	38,912
Net realized loss	(5,617)	(550)
Net change in unrealized appreciation	1,590	(9,191)
Net increase in net assets resulting from operations	$29,090	$29,171

Our operating results for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Total investment income	$146,770	$150,452
Total expenses, net of fee waivers	77,528	77,690
Net investment income before taxes	69,242	72,762
Less: Income taxes, including excise tax	2,175	1,692
Net investment income	67,067	71,070
Net realized loss	(1,684)	(17,799)
Net change in unrealized appreciation	(1,198)	5,185
Net increase in net assets resulting from operations	$64,185	$58,456

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2024	2023
Interest income	$55,106	$58,188
Dividend income	8,238	8,728
PIK income	5,786	6,877
Other income	3,141	1,922
Total investment income	$72,271	$75,715

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $55.1 million for the three months ended June 30, 2024 from $58.2 million for the three months ended June 30, 2023, primarily due to a decrease in the investment portfolio. Dividend income decreased to $8.2 million for the three months ended June 30, 2024 from $8.7 million for the three months ended June 30, 2023, primarily due to a decrease in dividend income from the 2018-1 Issuer interests which were sold to SLP in the first quarter. Other income increased to approximately $3.1 million for the three months ended June 30, 2024 from $1.9 million for the three months ended June 30, 2023, primarily due to an increase in structuring, arrangement and amendment fees earned on certain investments.

The composition of our investment income for the six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Interest income	$110,701	$115,050
Dividend income	16,505	17,121
PIK income	11,168	11,111
Other income	8,396	7,170
Total investment income	$146,770	$150,452

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $110.7 million for the six months ended June 30, 2024 from $115.1 million for the six months ended June 30, 2023, primarily due to a decrease in the investment portfolio. Dividend income decreased to $16.5 million for the six months ended June 30, 2024 from $17.1 million for the six months ended June 30, 2023, primarily due to a decrease in dividend income from the 2018-1 Issuer interests which were sold to SLP during the first quarter of 2024. Other income increased to approximately $8.4 million for the six months ended June 30, 2024 from $7.2 million for the six months ended June 30, 2023, primarily due to an increase in amendment, closing and prepayment fees earned on certain investments. As of June 30, 2024, the weighted average yield of our investment portfolio increased to 13.1% from 12.8% as of June 30, 2023, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2024	2023
Interest and debt financing expenses	$17,631	$20,459
Base management fee	8,769	9,116
Incentive fee	7,924	4,008
Professional fees	1,029	451
Directors fees	174	179
Other general and administrative expenses	2,477	1,493
Total expenses, net of fee waivers	$38,004	$35,706

The composition of our operating expenses for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Interest and debt financing expenses	$35,687	$40,009
Base management fee	17,587	18,026
Incentive fee	17,156	15,118
Professional fees	1,830	1,032
Directors fees	348	353
Other general and administrative expenses	4,920	3,152
Total expenses, net of fee waivers	$77,528	$77,690

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $17.6 million and $20.5 million for the three months ended June 30, 2024 and 2023, respectively. Interest and debt financing expense for the three months ended June 30, 2024 as compared to June 30, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $35.7 million and $40.0 million for the six months ended June 30, 2024 and 2023, respectively. Interest and debt financing expense for the six months ended June 30, 2024 as compared to June 30, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the three months ended June 30, 2024 was $1.2 billion compared to $1.5 billion for the three months ended June 30, 2023. The weighted average principal debt balance outstanding for the six months ended June 30, 2024 was $1.3 billion compared to $1.5 billion for the six months ended June 30, 2023.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2024 and year ended December 31, 2023 were 5.1% and 5.2%, respectively.

Management Fee

Management fee (net of waivers) decreased to $8.8 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023. Management fee (gross of waivers) decreased to $8.8 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023, primarily due to a decrease in total assets throughout the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Management fee waived for the three months ended June 30, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) decreased to $17.6 million for the six months ended June 30, 2024 from $18.0 million for the six months ended June 30, 2023. Management fee (gross of waivers) decreased to $17.6 million for the six months ended June 30, 2024 from $18.0 million for the six months ended June 30, 2023, primarily due to a decrease in total assets throughout the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Management fee waived for the six months ended June 30, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) increased to $7.9 million for the three months ended June 30, 2024 from $4.0 million for the three months ended June 30, 2023 primarily due to an increase in pre-incentive fee net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2024 and $0.0 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $17.2 million for the six months ended June 30, 2024 from $15.1 million for the six months ended June 30, 2023 primarily due to an increase in pre-incentive fee net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2024 and $0.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $3.5 million for the three months ended June 30, 2024 from $1.9 million for the three months ended June 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $6.8 million for the six months ended June 30, 2024 from $4.2 million for the six months ended June 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Net realized gain on investments	$2,528	$1,141
Net realized loss on investments	(7,868)	(1,370)
Net realized gain on foreign currency transactions	35	—
Net realized loss on foreign currency transactions	(481)	(321)
Net realized gain on forward currency exchange contracts	169	—
Net realized loss on forward currency exchange contracts	—	—
Net realized loss	$(5,617)	$(550)

Change in unrealized appreciation on investments	$27,935	$23,545
Change in unrealized depreciation on investments	(26,685)	(31,387)
Net change in unrealized appreciation on investments	1,250	(7,842)
Unrealized appreciation on foreign currency translation	177	127
Unrealized appreciation on forward currency exchange contracts	163	(1,476)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	340	(1,349)
Net change in unrealized appreciation	$1,590	$(9,191)

For the three months ended June 30, 2024 and 2023, we had net realized (losses) on investments of ($5.3) million and ($0.2) million, respectively, which was primarily driven by full or partial sales or paydowns of our investments. For the three months ended June 30, 2024 and 2023, we had net realized (losses) on foreign currency transactions of ($0.4) million and ($0.3) million, respectively. For the three months ended June 30, 2024 and 2023, we had realized gains on forward currency contracts of $0.2 million and $0.0 million, respectively, primarily as a result of settling GBP and EUR forward contracts.

For the three months ended June 30, 2024, we had $27.9 million in unrealized appreciation on 67 portfolio company investments, which was offset by $26.7 million in unrealized depreciation on 92 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended June 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

For the three months ended June 30, 2023 we had $23.5 million in unrealized appreciation on 58 portfolio company investments, which was offset by $31.4 million in unrealized depreciation on 83 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended June 30, 2023 resulted from a decrease in fair value, primarily due to negative adjustments and widening of credit spread.

For the three months ended June 30, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of $0.2 million and ($1.5) million, respectively. For the three months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts was primarily due to EUR forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net realized gain on investments	$9,738	$2,043
Net realized loss on investments	(12,895)	(12,923)
Net realized gain on foreign currency transactions	209	—
Net realized loss on foreign currency transactions	(632)	(4,534)
Net realized gain on forward currency exchange contracts	1,949	119
Net realized loss on forward currency exchange contracts	(53)	(2,504)
Net realized loss	$(1,684)	$(17,799)

Change in unrealized appreciation on investments	$43,336	$47,317
Change in unrealized depreciation on investments	(45,907)	(44,711)
Net change in unrealized appreciation on investments	(2,571)	2,606
Unrealized appreciation on foreign currency translation	(31)	3,894
Unrealized appreciation on forward currency exchange contracts	1,404	(1,315)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	1,373	2,579
Net change in unrealized appreciation	$(1,198)	$5,185

For the six months ended June 30, 2024 and 2023, we had net realized (losses) on investments of ($3.2) million and ($10.9) million, respectively, which was primarily driven by full or partial sales or paydowns of our investments. For the six months ended June 30, 2024 and 2023, we had net realized (losses) on foreign currency transactions of ($0.4) million and ($4.5) million, respectively. For the six months ended June 30, 2024 and 2023, we had net realized gains (losses) on forward currency contracts of $1.9 million and ($2.4) million, respectively, primarily as a result of settling EUR, AUD, NOK and CAD forward contracts.

For the six months ended June 30, 2024, we had $43.3 million in unrealized appreciation on 74 portfolio company investments, which was offset by $45.9 million in unrealized depreciation on 85 portfolio company investments. Unrealized appreciation for the six months ended June 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the six months ended June 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

For the six months ended June 30, 2023, we had $47.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by $44.7 million in unrealized depreciation on 68 portfolio company investments. Unrealized appreciation for the six months ended June 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the six months ended June 30, 2023 resulted from a decrease in fair value, primarily due to negative valuation adjustments and widening of credit spread.

For the six months ended June 30, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of $1.4 million and ($1.3) million, respectively. For the six months ended June 30, 2024, unrealized appreciation on forward currency exchange contracts was primarily due to EUR, GBP, and CAD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,
	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$543	$2,252
Net realized gain (loss) on investments due to foreign currency	(330)	554
Net change in unrealized appreciation on foreign currency translation	177	127
Net realized loss on foreign currency transactions	(446)	(321)
Net change in unrealized appreciation on forward currency exchange contracts	163	(1,476)
Net realized gain on forward currency exchange contracts	169	—
Foreign currency impact to net increase in net assets resulting from operations	$276	$1,136

Included in total net losses on the consolidated statements of operations were gains (losses) of ($0.1) million and $2.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $0.3 million and ($1.5) million, respectively, included in the above table, the net impact of foreign currency on total net losses on the consolidated statements of operations is $0.3 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$(1,683)	$4,416
Net realized gain (loss) on investments due to foreign currency	(182)	895
Net change in unrealized appreciation on foreign currency translation	(31)	3,894
Net realized loss on foreign currency transactions	(423)	(4,534)
Net change in unrealized appreciation on forward currency exchange contracts	1,404	(1,315)
Net realized gain (loss) on forward currency exchange contracts	1,896	(2,385)
Foreign currency impact to net increase in net assets resulting from operations	$981	$971

Included in total net losses on the consolidated statements of operations were gains (losses) of ($2.3) million and $4.7 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $3.3 million and ($3.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $1.0 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $29.1 million and $29.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2024 and 2023, our per share net increase in net assets resulting from operations was $0.45 and $0.45, respectively.

For the six months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $64.2 million and $58.5 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2024 and 2023, our per share net increase in net assets resulting from operations was $1.00 and $0.91, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, March 2026 Notes, October 2026 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements); (3) debt service, repayment, and other financing costs; and (4) cash distributions to the holders of our common shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 196.8% and 189.9%, respectively.

At June 30, 2024 and December 31, 2023, we had $98.1 million and $112.5 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2024, we had approximately $616.6 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023 we had approximately $343.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the six months ended June 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $14.4 million. During the six months ended June 30, 2024, we provided $128.7 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $747.4 million and a net increase in assets resulting from operations of $64.2 million, which was offset by the purchases of investments of $682.2 million.

During the six months ended June 30, 2024, we used $142.6 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $380.3 million, distributions paid during the period of $56.2 million, partially offset by borrowings of $297.0 million.

For the six months ended June 30, 2023, cash, foreign cash, restricted cash, and cash equivalents increased by $2.9 million. During the six months ended June 30, 2023, we used $51.7 million in cash for operating activities. The increase in cash used for operating activities was primarily related to the purchases of investments of $539.6 million, which was offset by proceeds from principal payments and sales of investments of $435.5 million and a net increase in assets resulting from operations of $58.5 million.

During the six months ended June 30, 2023, we provided $55.2 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and paying our quarterly dividend to shareholders.

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

During the six months ended June 30, 2024, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the six months ended June 30, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2024, there have been no repurchases of common stock.

Debt

The Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023 were as follows:

	As of June 30, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,293	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,086	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	296,865	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	227,700	227,700	665,000	311,000	311,000
Total Debt	$1,807,500	$1,180,200	$1,173,944	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. As of June 30, 2024, $10.6 million is outstanding on the letter of credit and the amount has been drawn against the total aggregate principal amount committed of the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2024 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
Total distributions declared			$0.90	$58,106

(1) Represents a special dividend.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
Total distributions declared			$0.76	$49,068

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

Recent Developments

See “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events” for a summary of recent developments.

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	227,700	—	—	227,700	—
Total Debt Obligations	$1,180,200	$—	$600,000	$227,700	$352,500

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

Assuming that the statement of financial condition as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(15,940)	$(5,802)	$(8,364)
Down 200 basis points	(31,881)	(11,604)	(16,729)
Down 300 basis points	(47,809)	(17,406)	(25,082)
Up 100 basis points	15,940	5,802	8,364
Up 200 basis points	31,881	11,604	16,729
Up 300 basis points	47,821	17,406	25,092

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended June 30, 2024.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.32*

Third Amendment dated as of May 20, 2024 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers.

10.33

Amended and Restated Limited Liability Company Agreement, dated December 27, 2021, of Bain Capital Senior Loan Program, LLC. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 23, 2022).

Exhibit Number	Description of Document

10.34

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

10.36

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

10.37

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

10.38

International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2023. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-Q (File No. 814-01175) filed on May 6, 2024).

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description of Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: August 6, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 6, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer