Form 10-Q
period 2024-09-30
Bain Capital Specialty Finance, Inc.
filed 2024-11-05
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 64,562,265 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,759,021 and $1,615,061, respectively)	$1,754,245	$1,593,360
Non-controlled/affiliate investment (amortized cost of $75,517 and $132,650, respectively)	80,035	147,971
Controlled affiliate investment (amortized cost of $578,475 and $554,123, respectively)	573,670	557,012
Cash and cash equivalents	25,336	42,995
Foreign cash (cost of $4,657 and $6,865, respectively)	5,125	6,405
Restricted cash and cash equivalents	29,292	63,084
Collateral on forward currency exchange contracts	9,675	7,613
Deferred financing costs	4,855	2,802
Interest receivable on investments	34,520	37,169
Receivable for sales and paydowns of investments	17,873	4,310
Prepaid insurance	383	210
Dividend receivable	8,673	9,417
Total Assets	$2,543,682	$2,472,348

Liabilities
Debt (net of unamortized debt issuance costs of $5,592 and $7,567, respectively)	$1,300,607	$1,255,933
Interest payable	13,170	13,283
Payable for investments purchased	17,280	11,453
Unrealized depreciation on forward currency exchange contracts	6,549	2,260
Base management fee payable	8,897	8,929
Incentive fee payable	7,020	7,327
Accounts payable and accrued expenses	14,518	9,581
Distributions payable	29,053	27,116
Total Liabilities	1,397,094	1,335,882

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	65	65
Paid in capital in excess of par value	1,165,191	1,168,384
Total distributable loss	(18,668)	(31,983)
Total Net Assets	1,146,588	1,136,466
Total Liabilities and Total Net Assets	$2,543,682	$2,472,348

Net asset value per share	$17.76	$17.60

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$45,135	$45,418	$134,193	$140,588
Dividend income	826	—	1,261	62
PIK income	5,231	4,926	15,941	15,015
Other income	5,704	1,008	14,100	8,178
Total investment income from non-controlled/non-affiliate investments	56,896	51,352	165,495	163,843

Investment income from non-controlled/affiliate investments:
Interest from investments	120	2,412	2,980	7,375
Dividend income	85	950	906	3,955
PIK income	—	655	458	1,677
Total investment income from non-controlled/affiliate investments	205	4,017	4,344	13,007

Investment income from controlled affiliate investments:
Interest from investments	10,165	9,403	28,948	24,320
Dividend income	5,274	7,618	20,523	21,672
Total investment income from controlled affiliate investments	15,439	17,021	49,471	45,992
Total investment income	72,540	72,390	219,310	222,842

Expenses
Interest and debt financing expenses	18,117	20,775	53,804	60,784
Base management fee	8,897	9,140	26,484	27,166
Incentive fee	7,020	3,011	24,176	18,129
Professional fees	870	760	2,700	1,792
Directors fees	173	182	521	535
Other general and administrative expenses	2,454	2,234	7,374	5,386
Total expenses, net of fee waivers	37,531	36,102	115,059	113,792
Net investment income before taxes	35,009	36,288	104,251	109,050
Income tax expense, including excise tax	1,025	640	3,200	2,332
Net investment income	33,984	35,648	101,051	106,718

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	245	(50,873)	(7,631)	(61,753)
Net realized gain on non-controlled/affiliate investments	3,008	—	7,727	—
Net realized loss on foreign currency transactions	(465)	(673)	(888)	(5,207)
Net realized gain (loss) on forward currency exchange contracts	20	(221)	1,916	(2,606)
Net change in unrealized appreciation on foreign currency translation	998	(279)	967	3,615
Net change in unrealized appreciation on forward currency exchange contracts	(5,693)	7,107	(4,289)	5,792
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(2,135)	41,509	16,925	35,972
Net change in unrealized appreciation on non-controlled/affiliate investments	2,534	(1,067)	(10,803)	1,960
Net change in unrealized appreciation on controlled affiliate investments	600	2,705	(7,694)	7,821
Total net losses	(888)	(1,792)	(3,770)	(14,406)
Net increase in net assets resulting from operations	$33,096	$33,856	$97,281	$92,312

Basic and diluted net investment income per common share	$0.53	$0.55	$1.57	$1.65
Basic and diluted increase in net assets resulting from operations per common share	$0.51	$0.52	$1.51	$1.43
Basic and diluted weighted average common shares outstanding	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operations:
Net investment income	$33,984	$35,648	$101,051	$106,718
Net realized gain (loss)	2,808	(51,767)	1,124	(69,566)
Net change in unrealized appreciation	(3,696)	49,975	(4,894)	55,160
Net increase in net assets resulting from operations	33,096	33,856	97,281	92,312
Stockholder distributions:
Distributions from distributable earnings	(29,053)	(27,116)	(87,159)	(76,184)
Net decrease in net assets resulting from stockholder distributions	(29,053)	(27,116)	(87,159)	(76,184)
Capital share transactions:
Total increase in net assets	4,043	6,740	10,122	16,128
Net assets at beginning of period	1,142,545	1,125,779	1,136,466	1,116,391
Net assets at end of period	$1,146,588	$1,132,519	$1,146,588	$1,132,519

Net asset value per common share	$17.76	$17.54	$17.76	$17.54
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$97,281	$92,312
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,097,835)	(646,136)
Proceeds from principal payments and sales of investments	1,001,530	631,386
Net realized (gain) loss from investments	(96)	61,753
Net realized loss on foreign currency transactions	888	5,207
Net change in unrealized appreciation on forward currency exchange contracts	4,289	(5,792)
Net change in unrealized appreciation on investments	1,572	(45,753)
Net change in unrealized appreciation on foreign currency translation	(967)	(3,615)
Increase in investments due to PIK	(18,723)	(15,825)
Accretion of discounts and amortization of premiums	(3,791)	(4,423)
Amortization of deferred financing costs and debt issuance costs	3,095	2,669
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(2,062)	(2,444)
Interest receivable on investments	2,649	872
Prepaid insurance	(173)	(214)
Dividend receivable	744	390
Interest payable	(113)	2,886
Base management fee payable	(32)	234
Incentive fee payable	(307)	(6,205)
Accounts payable and accrued expenses	4,937	3,276
Net cash provided by (used in) operating activities	(7,114)	70,578

Cash flows from financing activities
Borrowings on debt	565,000	328,000
Repayments on debt	(522,301)	(345,000)
Payments of financing costs	(3,173)	—
Stockholder distributions paid	(85,222)	(72,310)
Net cash used in financing activities	(45,696)	(89,310)
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(52,810)	(18,732)
Effect of foreign currency exchange rates	79	(1,592)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	112,484	125,730
Cash, foreign cash, restricted cash and cash equivalents, end of period	$59,753	$105,406

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$50,822	$55,229
Cash paid for income taxes, including excise taxes during the period	$2,411	$1,215

	As of September 30,
	2024	2023
Cash	$25,336	$65,212
Restricted cash	29,292	25,908
Foreign cash	5,125	14,286
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$59,753	$105,406

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.87%	7/12/2029	$862	862	862
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	11.05%	7/12/2029	$19,369	19,131	19,127
BTX Precision (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(82)	(63)
BTX Precision (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(27)	(42)
BTX Precision (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(36)	(37)
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	7/25/2030	$24,474	24,261	24,260
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	2,199
Forming Machining Industries Holdings, LLC (7)(14)(18)(19)(26)	Second Lien Senior Secured Loan	SOFR	8.40% PIK	13.46%	10/9/2026	$7,173	6,874	628
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	9.46%	10/9/2025	$15,985	15,963	12,388
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,440
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.45%	8/22/2029	$6,154	6,019	6,154
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.45%	8/22/2029	$23,456	22,943	23,456
Forward Slope (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/22/2029	$—	(181)	—
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.45%	8/22/2029	$8,640	8,526	8,640
GSP (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	10.96%	12/31/2024	$1,129	1,116	1,118
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	10.25%	11/6/2025	$9,599	9,590	9,503
GSP Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	10.25%	11/6/2025	$4,324	4,316	4,278
Kellstrom Aerospace Group, Inc (14)(19)(25)	Equity Interest	—	—	—	—	1	1,963	1,375
Kellstrom Commercial Aerospace, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.26%	11.58%	7/1/2025	$10,606	10,562	10,606
Kellstrom Commercial Aerospace, Inc. (3)(15)(19)(22)	First Lien Senior Secured Loan - Revolver	SOFR	6.26%	10.87%	7/1/2025	$48	57	48
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.40%	10/19/2026	$7,532	7,450	7,532
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	13.93%	10/19/2026	$34,420	34,130	34,420
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,849
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	3,124
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.45%	6/30/2028	$14,145	13,919	14,145
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	7/23/2029	$13,865	13,753	13,865
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(34)	—
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.10%	2/15/2029	$2,485	2,485	2,485
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.35%	2/15/2029	$11,822	11,730	11,821
Whitcraft-Paradigm (3)(18)(19)(23)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.50%	2/28/2029	$1,126	1,110	1,126
Aerospace & Defense Total							$222,538	$216,307	18.9%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027		$5,289	5,244	5,130
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027		$16,316	16,115	15,827
American Trailer Rental Group (19)(26)	Subordinated Debt	—	9.00% (4.50% PIK)	13.50%	12/1/2027		$20,375	20,123	19,764
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	5/12/2028		$98	97	98
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.77%	5/17/2029		$7,402	7,393	7,402
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.88%	5/17/2029		$12,536	12,536	12,536
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.70%	5/17/2029		$352	352	352
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.60%	5/17/2029		$1,254	1,237	1,253
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	184	224
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	11/1/2028		$12,036	11,945	12,036
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(23)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.85%	9/9/2027		$11,952	11,872	11,952
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	12.25%	9/9/2027		$921	889	921
Automotive Total								$87,964	$87,495	7.6%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030		$—	—	—
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	8/1/2030		$25,133	24,700	24,693
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—		148	1,596	1,573
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	10.58%	4/25/2028		$2,606	2,593	2,606
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.95%	4/25/2027		$1,026	1,007	1,026
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—		31	3,098	3,150
Sikich (14)(19)(25)	Warrants	—	—	—	—		2	—	170
Sikich (14)(19)(25)	Warrants	—	—	—	—		5	—	596
Banking, Finance, Insurance & Real Estate Total								$32,994	$33,814	2.9%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	11.20%	3/31/2029		$23,229	22,840	22,996
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	11.20%	3/31/2028		$5,015	4,936	4,965
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	15.37%	5/24/2028		$12,328	12,135	11,773
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.82%	5/24/2028		$12	(22)	(76)
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,138	2,138	2,138
Hellers (6)(19)	Subordinated Debt	—	15.00%	15.00%	3/27/2031	NZ$	441	273	273
Hellers (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	BBSY	5.75%	10.23%	9/27/2030	NZ$	5,870	3,569	3,629
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(15)	(16)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—		308	461	7
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	7,057
Beverage, Food & Tobacco Total								$51,315	$52,746	4.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(62)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(47)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	10/31/2029	$11,690	11,587	11,690
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	5,770
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	4.01%	8.62%	12/22/2028	$1	1	1
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	10.70%	7/6/2028	$12,005	11,834	12,005
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (18)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	13.79%	12/22/2027	$8,000	7,883	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$5,985	5,948	5,985
Capital Equipment Total							$41,980	$43,914	3.8%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	10.05%	8/10/2028	$7,159	7,003	7,159
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	11.16%	6/6/2029	$597	569	577
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.49%	6/6/2029	$15,975	15,742	15,815
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.29%	12/22/2027	€98	102	103
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.97%	12/22/2027	$5,759	5,691	5,485
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.81%	12/22/2027	$7,395	7,336	6,934
Chemicals, Plastics & Rubber Total							$36,443	$36,073	3.1%

Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.75%	5/12/2025	$23,775	23,180	22,587
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.40% (1.25% PIK)	10.25%	5/12/2025	$2,326	2,265	2,210
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.75%	5/12/2025	$979	877	893
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,669
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,775
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.71%	8/16/2027	$6,565	6,512	6,565
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	301
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	169	222
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	12.11%	8/16/2027	$919	910	919
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.71%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.71%	8/16/2027	$7,589	7,518	7,589
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.01% (1.00% PIK)	11.65%	8/16/2027	$9,490	9,392	9,490
Construction & Building Total							$55,204	$57,387	5.0%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.20%	6/6/2026	$11,239	11,180	11,239
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.47%	3/31/2028	$11,434	11,279	11,435
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	14.30%	5/30/2028	$8,915	8,794	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,036
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	10.70%	10/11/2027	$21,942	21,573	21,942
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	10.71%	10/11/2027	$6,855	6,802	6,855
Consumer Goods: Durable Total							$60,849	$61,422	5.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.85%	11.70%	1/24/2028	$6,094	6,042	6,064
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,316
FL Hawk Intermediate Holdings, Inc. (15)(19)	Second Lien Senior Secured Loan	SOFR	9.01%	13.62%	8/19/2028	$12,613	12,377	12,613
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	11.13%	2/21/2031	$18,141	17,891	18,141
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(26)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.60%	11.53%	12/15/2025	$13,172	13,169	12,810
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	11.53%	12/15/2025	$28,600	28,600	27,814
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.53%	12/15/2025	$10,635	10,623	10,635
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.60%	3/26/2027	$1,666	1,649	1,666
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.15%	9.60%	3/26/2027	$36,995	36,780	36,995
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.64%	3/26/2027	$1,610	1,605	1,610
Consumer Goods: Non-Durable Total							$129,649	$129,664	11.3%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	10.40%	4/27/2028	$3,135	3,126	2,524
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,003	1,995	626
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	6
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2027	$—	(2)	(38)
Consumer Goods: Wholesale Total							$8,245	$3,118	0.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	11.52%	12/29/2027	$5,799	5,674	5,755
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.96%	12/29/2027	$2,019	1,972	1,993
Containers, Packaging & Glass Total							$7,646	$7,748	0.7%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	11.13%	11/19/2027	$1,416	1,397	1,416
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.71%	11/19/2027	$1,365	1,327	1,365
Energy: Electricity Total							$2,724	$2,781	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.45%	7/12/2029	£68	83	91
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.60%	7/12/2029	€27	28	30
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(80)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,582
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	11.91%	9/7/2029	$26,342	26,150	26,342
Titan Cloud Software, Inc (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.56%	9/7/2028	$857	820	857
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	11.54%	9/7/2029	$11,822	11,742	11,822
Environmental Industries Total							$42,275	$43,724	3.8%

FIRE: Finance
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.85%	12/23/2027	$859	850	859
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	12/23/2027	$1,478	1,467	1,478
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(7)	—
Choreo (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	2/18/2028	$2,488	2,488	2,488
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029	$—	—	—
Congress Wealth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	10.20%	6/30/2029	$317	315	317
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	433
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	2,488	2,504	4,020
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	8/1/2028	$267	261	267
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.70%	5/11/2029	£295	369	396
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.52%	10/2/2028	$9,232	9,232	9,232
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.52%	10/2/2028	$2,331	2,326	2,331
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.09%	10/2/2028	$3,397	3,300	3,397
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(10)	—
FIRE: Finance Total							$23,418	$25,218	2.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	10.98%	12/19/2025	$11,951	11,938	11,951
Margaux Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.80%	12/19/2025	$1,915	1,913	1,915
Margaux UK Finance Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	10.57%	12/19/2025	£274	367	367
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.31%	12/16/2025	$549	545	549
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.75%	9.24%	2/1/2029	€3,956	4,229	4,410
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.08%	2/1/2029	€956	1,019	1,066
PCF (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.35%	11/1/2028	$6,815	6,783	6,815
Simplicity (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$—	—	—
Simplicity (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.00%	10.60%	12/2/2026	$475	471	475
Simplicity (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.40%	11.00%	12/2/2026	$12,066	11,828	12,066
Simplicity (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/2/2026	$—	(26)	—
FIRE: Insurance Total							$39,067	$39,614	3.5%

Healthcare & Pharmaceuticals
AEG Vision (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.50%	3/27/2026	$11,498	11,299	11,498
AEG Vision (3)(5)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/27/2026	$—	(215)	—
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.50%	3/27/2026	$2,064	2,038	2,064
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	33	3,293	3,402
Apollo Intelligence (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.56%	5/31/2028	$15,116	15,177	15,116
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.41%	5/31/2028	$4,277	4,233	4,277
Apollo Intelligence (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$—	(60)	—
Beacon Specialized Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$—	(122)	—
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	3/25/2028	$8,632	8,548	8,632
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/28/2024	£—	—	—
EHE Health (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	-	8/7/2030	$—	—	—
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.63%	8/7/2030	$35,646	35,293	35,290
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,178

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.25% (3.00% PIK)	8.90%	9/30/2026		$9,743	9,752	8,574
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.95%	8/20/2029		$1,913	1,913	1,913
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.95%	8/20/2029		$271	271	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.95%	8/20/2029		$609	601	609
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029		$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—		18	1,822	1,913
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.77%	5/28/2026		€226	252	244
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.16%	5/28/2026		€133	145	143
Nafinco (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/29/2031		€—	(26)	—
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	8.72%	8/29/2031		€8,052	8,698	8,774
Nafinco (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/30/2031		€—	(4)	—
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.56%	2/28/2029		$1,694	1,675	1,694
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029		$—	(61)	—
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	8.26%	12.87%	1/2/2025		$7,711	7,701	7,017
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.26%	11.61%	1/2/2025		$2,098	2,096	1,909
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.85%	6/16/2028		$8,540	8,444	8,540
Sunmed Group Holdings, LLC (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.46%	6/16/2027		$1,229	1,222	1,229
Healthcare & Pharmaceuticals Total								$128,116	$125,287	10.9%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.20%	6/28/2029		£80	99	107
AMI US Holdings Inc. (6)(15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	10/1/2026		$3,542	3,534	3,542
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028		$—	(21)	(51)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.85%	5/25/2029		$18,964	18,854	18,679
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2,136	1,606	1,743
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.08%	5/6/2027		$11,081	10,966	11,081
Appriss Holdings, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	12.09%	5/6/2027		$38	31	38
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,107	1,084
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		2	1,844	1,806
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		1	507	496
CB Nike IntermediateCo Ltd (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025		$—	—	—
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—		4,408	5,360	5,694
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—		3,345	3,345	5,470
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	10.70%	7/19/2026		$19,768	19,789	19,768
Element Buyer, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026		$—	(14)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		109	109	127
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—		896	896	1,046
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	12.85%	4/25/2027		$7,439	7,394	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	13.20%	9/25/2026		$1,488	1,481	1,488
E-Tech Group (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.50%	4/9/2030		$130	118	117
FNZ UK Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	BBSW	5.80%	10.37%	9/30/2026	AUD	81	56	56
Gluware (14)(19)(25)	Warrants	—	—	—	—		4,307	478	—
Gluware (7)(14)(19)(26)	First Lien Senior Secured Loan	—	4.50% (10.00% PIK)	14.50%	10/15/2025		$21,978	21,078	17,251
Gluware (7)(14)(19)(26)	First Lien Senior Secured Loan	—	4.50% (10.00% PIK)	14.50%	10/15/2025		$5,972	5,720	4,688
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029		$—	(12)	(25)
NearMap (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029		$—	(67)	—
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—		1	1,431	1,416
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.15%	4/15/2027		$5,263	5,234	5,092

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	11.15%	4/15/2027		$2,009	1,998	1,944
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.50%	4/15/2027		$737	731	693
SAM (19)(26)	First Lien Senior Secured Loan	—	12.75% PIK	12.75%	5/9/2028		$35,936	35,739	35,936
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—		156	2,400	2,997
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	12.44%	3/15/2029		$24,068	23,729	23,827
SensorTower (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029		$—	(14)	(11)
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	604
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	10.51%	2/22/2031		€2,000	2,145	2,230
Solifi (19)(25)(26)	Preferred Equity	—	14.50% PIK	14.50%	—		1	11,760	11,760
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028		$—	(15)	(39)
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028		$—	(15)	(39)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,463	1,463	1,580
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.44%	3/6/2028		$2,713	2,677	2,673
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		2	2,223	1,979
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		2	2,223	1,979
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029		€92	98	101
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$128	127	125
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029		$262	260	257
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
VPARK BIDCO AB (6)(18)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.32%	3/10/2025	DKK	570	93	85
VPARK BIDCO AB (6)(18)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.64%	3/10/2025	NOK	740	93	70
High Tech Industries Total								$202,013	$197,812	17.3%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.82%	2/1/2027		$14,193	14,020	13,767
Awayday (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/6/2031		$—	—	—
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/6/2030		$—	(35)	(35)
Awayday (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.49%	9/6/2031		$60,745	60,144	60,137
City BBQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(41)	(41)
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.55%	9/4/2030		$38,225	37,898	37,891
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,271
City BBQ (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	—
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.63%	4/1/2030		$6,709	6,609	6,709
Concert Golf Partners Holdco LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.63%	4/1/2030		$4,137	4,062	4,137
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/2/2029		$—	(29)	—
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	4.90%	10.15%	1/19/2028		$9,850	9,667	9,850
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(60)	—
Hotel, Gaming & Leisure Total								$133,506	$133,686	11.7%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	9.21%	3/23/2028		$4,974	4,893	4,956
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.21%	3/3/2030		£100	120	134
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	111
Kpler (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	111
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.70%	6/29/2029		£2,217	2,606	2,496
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029		£139	164	176
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	10.98%	6/24/2029		£6,769	8,605	9,072
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	98	76	68
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	SOFR	7.11%	12.37%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$19,542	$19,990	1.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.77%	8/31/2028		$1,443	1,436	1,443
Lightning Finco Limited (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.17%	8/31/2028		€1,300	1,427	1,450
Media: Broadcasting & Subscription Total								$2,863	$2,893	0.3%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	6.15% (1.50% PIK)	12.60%	2/23/2028		$5,023	5,023	4,521
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.87%	12/31/2025		$11,144	9,293	8,915
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.87%	12/31/2025		$17,173	14,227	13,738
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	11.46%	12/31/2025		$961	961	961
Music Creation Group Bidco GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.15% (1.50% PIK)	12.60%	2/23/2028		$4,092	4,027	3,683
Media: Diversified & Production Total								$33,531	$31,818	2.8%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	12/28/2029		€8,638	9,255	9,437
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	23
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	9.75%	5/26/2028	CAD	28	27	21
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.82%	9.83%	5/26/2026	CAD	313	220	214
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	9.75%	5/26/2028	CAD	54	44	40
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	11.48%	5/26/2028		$386	386	382
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% (PIK)	15.54%	6/18/2029		$4,388	4,397	3,861
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	289
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		5,563	—	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	2,591
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% (PIK)	15.54%	6/18/2029		$1,430	1,430	1,430
Retail Total								$23,555	$18,288	1.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—	3,337	3,337	2,473
Advanced Aircrew (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.50%	7/26/2030	$46	46	46
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	11.35%	7/26/2030	$5,107	5,056	5,056
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—	592	592	592
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	(27)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	6/5/2030	$14,176	14,072	14,176
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.85%	3/10/2028	$14,317	14,220	14,174
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.37%	3/10/2028	$5,882	5,773	5,798
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031	£—	—	(48)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.45%	6/28/2031	£7,497	9,386	9,997
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	5,675	7,784	9,188
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.00% (3.50% PIK)	12.57%	7/10/2028	£841	1,134	1,128
Caribou Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/1/2029	£—	—	—
Chamber Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.32%	6/2/2028	$213	212	213
Cube (3)(6)(18)(19)	First Lien Senior Secured Loan	—	—	—	2/20/2025	$—	—	—
Cube (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	—	—
Cube (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	—	—
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	457
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	13.08%	6/1/2028	$1,499	1,488	1,499
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	12.56%	6/1/2028	$52	52	52
Datix Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(27)	(43)
Datix Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(43)	(34)
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.81%	4/30/2031	$22,626	22,202	22,287
Discovery Senior Living (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.75%	10.76%	3/18/2030	$2,830	2,800	2,830
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$—	(65)	—
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(26)	—
DSN (Dealer Services Network) (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.77%	2/9/2027	$8,750	8,666	8,663
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(40)	(40)
DTIQ (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	—
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	12.35%	9/30/2029	$33,777	33,186	33,186
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	4,141
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028	€3,544	3,681	3,951

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€96	101	107
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€3,726	3,822	4,153
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,137	22,742
ImageTrend (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.75%	13.00%	1/31/2029		$17,000	16,793	17,000
ImageTrend (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.75%	12.85%	1/31/2029		$1,000	957	1,000
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.50% PIK)	12.85%	7/10/2028		£337	443	445
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.50% PIK)	12.85%	7/10/2028		£120	159	159
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	450
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	12.82%	7/1/2027		$8,341	8,197	8,341
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,487
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.79%	5/5/2028		£123	168	164
Parcel2Go (2)(3)(6)(7)(14)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	11.20%	7/17/2028		£40	50	(14)
Parcel2Go (6)(14)(19)(25)	Equity Interest	—	—	—	—		3,605	4,237	—
Parcel2Go (6)(7)(14)(18)(19)	First Lien Senior Secured Loan	SONIA	6.00%	11.20%	7/17/2028		£126	170	42
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.95%	9/12/2031		€1,556	1,721	1,717
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		200	224	222
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		466	520	519
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$12,412	12,253	12,412
Smartronix (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(75)	—
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$3,669	3,591	3,669
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$2,426	2,374	2,426
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.35%	4/9/2031		$2,647	2,634	2,658
TES Global (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/27/2029		£—	—	—
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.41%	12/18/2030		€336	344	355
Services: Business Total								$206,160	$221,796	19.3%

Services: Consumer
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		—	12	6
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	428
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.70%	12/22/2026		$11,811	11,704	11,456
MZR Buyer, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.31%	12/22/2026		$5,210	5,171	5,053
Spotless Brands (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.56%	7/25/2028		$930	844	842
Surrey Bidco Limited (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026		£68	78	70
Services: Consumer Total								$18,607	$17,855	1.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Telecommunications
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	7/17/2028	$12,075	11,905	11,894
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.95%	7/17/2028	$7,193	7,125	7,085
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.95%	7/17/2028	$2,824	2,788	2,782
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	18
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,037
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	11.85%	2/28/2029	$10,004	9,918	9,804
Taoglas (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(73)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.91%	2/28/2029	$1,211	1,211	1,184
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.85%	2/28/2029	$450	439	441
Telecommunications Total							$35,665	$35,172	3.1%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.90%	12.22%	8/3/2026	$2,355	2,348	2,261
A&R Logistics, Inc. (19)(31)	First Lien Senior Secured Loan	SOFR	6.90%	12.22%	5/24/2028	$2,640	2,635	2,534
A&R Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.90%	12.22%	8/3/2026	$5,806	5,793	5,574
A&R Logistics, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.90%	12.22%	8/3/2026	$12,876	12,838	12,361
A&R Logistics, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	11.97%	8/3/2026	$4,638	4,572	4,395
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	411
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	360
Grammer Investment Holdings LLC (19)(25)(26)	Preferred Equity	—	10.00% PIK	10.00%	—	11	1,095	1,095
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	12.45%	12/16/2028	$6,079	6,022	5,958
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	12.45%	12/16/2028	$12,036	11,754	11,795
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.60%	12.45%	12/16/2028	$2,381	2,270	2,276
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	1,047
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	11.10%	12/29/2028	$12,036	11,749	12,036
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	11.10%	12/29/2028	$267	174	267
RoadOne (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.10%	12/29/2028	$941	926	941
Transportation: Cargo Total							$65,026	$63,311	5.5%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.85%	5/1/2029	$4,065	4,006	4,065
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029	$12,097	11,896	12,097
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.10%	5/1/2029	$837	837	837
Transportation: Consumer Total							$16,739	$16,999	1.5%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.50%	7/24/2031	$489	473	473
Vessco Water (2)(3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(11)	(11)
Vessco Water (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.10%	7/24/2031	$13,687	13,552	13,551
Utilities: Water Total							$14,014	$14,013	1.2%

Wholesale
Abracon Group Holding, LLC. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.15%	11.44%	7/6/2028	$14,105	14,101	11,284
Abracon Group Holding, LLC. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.15%	11.43%	7/6/2028	$2,018	1,993	1,615
Hultec (14)(19)(25)	Equity Interest	—	—	—	—	1	651	730
SureWerx (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029	$—	(23)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.85%	12/28/2029	$671	651	671
Wholesale Total							$17,373	$14,300	1.2%
Non-Controlled/Non-Affiliate Investments Total							$1,759,021	$1,754,245	153.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	9,667
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	7,072	5,308	4,907
Aerospace & Defense Total								$9,150	$14,574	1.3%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	9,398
Beverage, Food & Tobacco Total								$6,732	$9,398	0.8%

Consumer Goods: Durable
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	12.20%	3/31/2027		$6,628	6,433	2,983
Walker Edison (10)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.40%	11.70%	3/31/2027		$3,182	3,182	3,182
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.50%	3/31/2027		$900	873	405
Walker Edison (3)(7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.71%	3/31/2027		$1,904	1,861	769
Consumer Goods: Durable Total								$17,941	$7,339	0.6%

Energy: Oil & Gas
Blackbrush Oil & Gas, L.P. (10)(14)(19)(25)	Equity Interest	—	—	—	—		1,198	1	—
Energy: Oil & Gas Total								$1	$—	0.0%

Telecommunications
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		7	—	5,435
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		38	37,842	37,842
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		5	3,851	5,447
DC Blox (10)(14)(19)(25)	Equity Interest	—	—	—	—		51	—	—
Telecommunications Total								$41,693	$48,724	4.3%

Non-Controlled/Affiliate Investments Total								$75,517	$80,035	7.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	11,863	11,862	10,893
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(19)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	6,622
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	77,395	77,394	75,001
Aerospace & Defense Total							$98,385	$92,516	8.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	37	36,900	36,900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$37,800	$37,800	3.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	—	10.00%	12/27/2033	$146,495	146,495	146,495
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	10
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	(1,839)
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	13.33%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	56,476
Investment Vehicles Total							$403,443	$391,871	34.1%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	38,536	38,847	51,483
Transportation: Cargo Total							$38,847	$51,483	4.5%
Controlled Affiliate Investments Total							$578,475	$573,670	50.0%
Investments Total							$2,413,013	$2,407,950	210.0%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	4.85%	—	$4,501	4,501	4,501
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	4.87%	—	$23,587	23,587	23,587
Cash Equivalents Total							$28,088	$28,088	2.5%
Investments and Cash Equivalents Total							$2,441,101	$2,436,038	212.5%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 308	CANADIAN DOLLAR 390	Bank of New York Mellon	12/13/2024	$19
US DOLLARS 1,533	AUSTRALIAN DOLLARS 2,240	Bank of New York Mellon	12/30/2024	(22)
US DOLLARS 2,976	NEW ZEALAND DOLLAR 4,750	Bank of New York Mellon	12/30/2024	(46)
US DOLLARS 19,948	POUND STERLING 14,990	Bank of New York Mellon	1/9/2025	147
US DOLLARS 10,482	POUND STERLING 8,110	Wells Fargo	1/9/2025	389
US DOLLARS 27,735	POUND STERLING 23,100	Citibank	1/9/2025	(3,232)
US DOLLARS 129	EURO 0	Bank of New York Mellon	1/9/2025	129
US DOLLARS 71	NORWEGIAN KRONE 740	Citibank	1/24/2025	-
US DOLLARS 2,743	AUSTRALIAN DOLLARS 4,180	Bank of New York Mellon	2/12/2025	(158)
US DOLLARS 9,831	POUND STERLING 7,900	Bank of New York Mellon	4/23/2025	(744)
US DOLLARS 6,096	EURO 5,600	Bank of New York Mellon	5/15/2025	(207)
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	(534)
US DOLLARS 192	CANADIAN DOLLAR 260	Bank of New York Mellon	5/27/2025	(1)
US DOLLARS 32,539	EURO 29,350	Bank of New York Mellon	5/27/2025	(513)
US DOLLARS 2,949	EURO 2,670	Wells Fargo	5/27/2025	(58)
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 358	EURO 310	Bank of New York Mellon	6/10/2025	9
US DOLLARS 4,792	EURO 4,380	Bank of New York Mellon	6/12/2025	(143)
US DOLLARS 5,908	EURO 5,480	Bank of New York Mellon	6/13/2025	(267)
US DOLLARS 18,073	POUND STERLING 14,250	Bank of New York Mellon	6/23/2025	(987)
US DOLLARS 8,321	POUND STERLING 6,450	Wells Fargo	7/23/2025	(302)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	172
US DOLLARS 5,159	EURO 4,680	Wells Fargo	7/28/2025	(123)
US DOLLARS 1,029	POUND STERLING 800	Wells Fargo	7/29/2025	(41)
US DOLLARS 8,880	EURO 7,870	Wells Fargo	8/22/2025	(11)
US DOLLARS 2,442	EURO 2,190	Wells Fargo	9/10/2025	(34)
				$(6,549)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), the Canadian Overnight Repo Rate Average ("CORRA"), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate ("SOFR") which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CIBOR, CORRA, BBSW, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2024. Certain investments are subject to a EURIBOR, NIBOR, CIBOR, CORRA, BBSW, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,146,588 as of September 30, 2024.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 29.38% of the Company’s total assets.
(7)
Loan was on non-accrual status as of September 30, 2024.
(8)
Unrealized appreciation on forward currency exchange contracts.

(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar, DKK represents Danish Krone and NZ$ represents New Zealand Dollar.
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
(12)
Tick mark not used
(13)
Loan includes interest rate floor of 3.50%.
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
(23)
$479 of the total par amount for this security is at P+ 5.50%.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $446,868 or 38.97% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AgroFresh	7/3/2024
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
Blackbrush Oil & Gas, L.P.	9/3/2020
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DTIQ	9/30/2024
DC Blox	9/23/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Eleven Software	3/20/2024
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Galeria	8/1/2024
Gale Aviation (Offshore) Co	1/2/2019
Gale Aviation (Offshore) Co	7/31/2019
Gale Aviation (Offshore) Co	8/14/2019
Gills Point S	5/17/2023

Investment	Acquisition Date
Gluware	10/15/2021
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Kellstrom Aerospace Group, Inc	7/1/2019
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
Lightning Holdings B, LLC	8/19/2021
Lightning Holdings B, LLC	11/12/2021
Lightning Holdings B, LLC	9/2/2021
Lightning Holdings B, LLC	9/17/2021
Lightning Holdings B, LLC	9/12/2024
masLabor	7/1/2021
MZR Aggregator	12/22/2020
MZR Aggregator	9/17/2024
NPC International, Inc.	4/1/2021
Opus2	6/16/2021
Parcel2Go	7/15/2021
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
Solifi	5/24/2024
SoftCo	3/1/2024
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Thrasio, LLC	12/18/2020
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)
Cash equivalents include $23,585 of restricted cash.
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

The Company’s primary focus is capitalizing on opportunities within the Advisor’s Senior Direct Lending Strategy, which seeks to provide risk-adjusted returns and current income to its stockholders by investing primarily in middle-market companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company focuses on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender. The Company generally seeks to retain voting control in respect of the loans or particular classes of securities in which the Company invests through maintaining affirmative voting positions or negotiating consent rights that allow the Company to retain a blocking position. The Company may also invest in mezzanine debt and other junior securities and in secondary purchases of assets or portfolios, as described below. Investments are likely to include, among other things, (i) senior first lien, stretch senior, senior second lien, unitranche, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. The Company may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities.

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

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
•
Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and
•
The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their concluded ranges.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. For the three and nine months ended September 30, 2024, the Company recorded $6.2 million and $22.7 million, respectively, of dividend income, of which, $0.9 million and $0.9 million, respectively, related to PIK dividends. For the three and nine months ended September 30, 2023, the Company recorded $8.6 million and $25.7 million, respectively, of dividend income, of which none related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, there were nine loans from five issuers on non-accrual. As of December 31, 2023, there were five loans from three issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2024 and 2023, we recorded an expense of $1.0 million and $0.6 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2024 and 2023, we recorded an expense of $3.1 million and $1.9 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2024. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2024, the tax years that remain subject to examination are from 2020 forward.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures

(“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of the adoption of ASU 2023-09 on its financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,540,482	63.9%	$1,521,521	63.2%
Second Lien Senior Secured Loan	61,227	2.5	55,358	2.3
Subordinated Debt	47,703	2.0	46,979	2.0
Preferred Equity	142,986	5.9	171,277	7.1
Equity Interest	216,694	9.0	220,178	9.1
Warrants	478	0.0	766	0.0
Subordinated Note in Investment Vehicles (1)	337,224	14.0	337,224	14.0
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interest in Investment Vehicles (1)	66,209	2.7	54,637	2.3
Total	$2,413,013	100.0%	$2,407,950	100.0%

(1)
Represents debt and equity investment in ISLP and SLP (each as defined later).

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2023 (with corresponding percentage of total portfolio investments):

	As of December 31, 2023
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,495,237	65.0%	$1,464,423	63.8%
Second Lien Senior Secured Loans	69,749	3.0	68,439	3.0
Subordinated Debt	45,400	2.0	45,877	2.0
Structured Products	24,050	1.0	22,618	1.0
Preferred Equity	86,766	3.8	104,428	4.5
Equity Interests	207,209	9.0	221,355	9.6
Warrants	480	0.0	511	0.0
Subordinated Notes in Investment Vehicles (1)	306,724	13.3	306,724	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interests in Investment Vehicles (1)	66,209	2.9	65,761	2.9
Total	$2,301,834	100.0%	$2,298,343	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,169,855	89.8%	$2,135,462	88.6%
Cayman Islands	116,241	4.8	126,484	5.2
United Kingdom	37,449	1.6	34,991	1.5
Belgium	18,538	0.8	33,767	1.4
Germany	19,626	0.8	18,508	0.8
Australia	12,025	0.5	17,508	0.7
Ireland	12,207	0.5	13,754	0.6
Luxembourg	9,621	0.4	9,815	0.4
Netherlands	8,668	0.4	8,774	0.4
Canada	4,401	0.2	4,450	0.2
New Zealand	3,827	0.2	3,886	0.2
Guernsey	369	0.0	396	0.0
Sweden	186	0.0	155	0.0
Israel	-	0.0	-	0.0
Total	$2,413,013	100.0%	$2,407,950	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$403,443	16.8%	$391,871	16.4%
Aerospace & Defense	330,073	13.7	323,397	13.4
Services: Business	206,160	8.5	221,796	9.2
High Tech Industries	202,013	8.4	197,812	8.2
Hotel, Gaming & Leisure	133,506	5.5	133,686	5.6
Consumer Goods: Non-Durable	129,649	5.4	129,664	5.4
Healthcare & Pharmaceuticals	128,116	5.3	125,287	5.2
Transportation: Cargo	103,873	4.3	114,794	4.8
Automotive	87,964	3.6	87,495	3.6
Telecommunications	77,358	3.2	83,896	3.5
Consumer Goods: Durable	78,790	3.3	68,761	2.9
FIRE: Finance (1)	61,218	2.5	63,018	2.6
Beverage, Food & Tobacco	58,047	2.4	62,144	2.6
Construction & Building	55,204	2.3	57,387	2.4
Capital Equipment	41,980	1.7	43,914	1.8
Environmental Industries	42,275	1.8	43,724	1.8
FIRE: Insurance (1)	39,067	1.6	39,614	1.6
Chemicals, Plastics & Rubber	36,443	1.5	36,073	1.5
Banking, Finance, Insurance & Real Estate	32,994	1.4	33,814	1.4
Media: Diversified & Production	33,531	1.4	31,818	1.3
Media: Advertising, Printing & Publishing	19,542	0.8	19,990	0.8
Retail	23,555	1.0	18,288	0.8
Services: Consumer	18,607	0.8	17,855	0.7
Transportation: Consumer	16,739	0.7	16,999	0.7
Wholesale	17,373	0.7	14,300	0.6
Utilities: Water	14,014	0.6	14,013	0.6
Containers, Packaging & Glass	7,646	0.3	7,748	0.3
Consumer goods: Wholesale	8,245	0.3	3,118	0.1
Media: Broadcasting & Subscription	2,863	0.1	2,893	0.1
Energy: Electricity	2,724	0.1	2,781	0.1
Energy: Oil & Gas	1	0.0	-	0.0
Total	$2,413,013	100.0%	$2,407,950	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of September 30, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $56.5 million. As of December 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $66.1 million.

As of September 30, 2024, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of September 30, 2024, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,032.3 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that ISLP is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members. The Company measures the fair value of ISLP in accordance with ASC 820, using the net asset value (or its equivalent) as a practical expedient. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.

As of September 30, 2024, ISLP had $691.7 million in debt and equity investments, at fair value. As of December 31, 2023, ISLP had $709.8 million in debt and equity investments, at fair value.

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

As of September 30, 2024, the ISLP Credit Facilities had $311.9 million of outstanding debt under the credit facility. As of December 31, 2023 the ISLP Credit Facilities had $320.5 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were 7.5% and 6.6%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2024	December 31, 2023
Total investments	$691,702	$709,846
Weighted average yield on investments	11.1%	11.3%
Number of borrowers in ISLP	37	37
Largest portfolio company investment	$52,721	$47,432
Total of five largest portfolio company investments	$208,009	$206,779
Unfunded commitments	$15,081	$11,496

Below is a listing of ISLP’s individual investments as of September 30, 2024:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2024

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.19%	9/24/2031	AUD	14,144	9,831	9,814
Ansett Aviation Training (14)(19)	Equity Interest		—	—	—	AUD	10,238	7,115	19,335
Aerospace & Defense Total								$16,946	$29,149	33.7%

High Tech Industries
FNZ UK Finco Limited (18)(19)	First Lien Senior Secured Loan	BBSW	5.80%	10.37%	9/30/2026	AUD	7,660	4,993	5,315
High Tech Industries Total								$4,993	$5,315	6.1%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.35%	4/30/2026	AUD	9,730	7,090	6,752
Media: Advertising, Printing & Publishing Total								$7,090	$6,752	7.8%

Australian Dollar Total								$29,029	$41,216	47.6%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.45%	7/12/2029		£6,050	7,046	8,108
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.60%	7/12/2029		£6,578	8,094	8,480
Reconomy (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	6.25%	11.45%	7/12/2029		£3,577	4,489	4,539
Environmental Industries Total								$19,629	$21,127	24.5%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.70%	5/11/2029		£29,070	35,324	38,960
FIRE: Finance Total								$35,324	$38,960	45.0%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.45%	12/19/2025		£7,337	9,269	9,834
FIRE: Insurance Total								$9,269	$9,834	11.4%

Healthcare & Pharmaceuticals
Datix Bidco Limited (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	10/28/2024		£-	—	(19)
Healthcare & Pharmaceuticals Total								—	(19)	0.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.20%	6/28/2029	£7,880	9,113	10,561
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.20%	6/28/2029	£9,764	11,887	13,086
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	7.00% (1.00% PIK)	13.20%	1/3/2030	£9,042	11,430	12,118
High Tech Industries Total							$32,430	$35,765	41.3%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.21%	3/3/2030	£4,312	5,495	5,779
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	11.60%	9/2/2029	£5,172	6,073	5,674
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029	£13,160	15,218	16,623
Media: Advertising, Printing & Publishing Total							$26,786	$28,076	32.4%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.45%	6/28/2031	£7,497	9,714	9,997
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.00% (3.50% PIK)	12.57%	7/10/2028	£25,884	34,803	34,690
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.80%	4/30/2031	£8,160	10,468	10,772
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.50% PIK)	12.85%	7/10/2028	£5,707	7,541	7,540
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.50% PIK)	12.85%	7/10/2028	£7,941	10,491	10,491
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.79%	5/5/2028	£12,151	16,495	16,285
Parcel2Go (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.00%	11.20%	7/17/2028	£12,674	16,883	4,247
Parcel2Go (2)(3)(7)(14)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.00%	11.20%	7/17/2028	£3,910	5,135	(1,433)
TES Global (3)(18)(19)	First Lien Senior Secured Loan - Revolver		—	—	1/27/2029	£—	—	(8)
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	10.30%	7/12/2029	£14,364	17,642	19,154
Services: Business Total							$129,172	$111,735	129.1%

Services: Consumer
Surrey Bidco Limited (18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026	£6,771	8,368	6,896
Services: Consumer Total							$8,368	$6,896	8.0%

British Pound Total							$260,978	$252,374	291.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)(26)	First Lien Senior Secured Loan	CORRA	4.32% (2.00% PIK)	10.25%	5/26/2028	CAD	17,913	14,684	13,130
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	9.75%	5/26/2028	CAD	1,177	908	862
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	9.75%	5/26/2028	CAD	2,260	1,622	1,656
Retail Total				.				$17,214	$15,648	18.1%

Canadian Dollar Total								$17,214	$15,648	18.1%

Danish Krone
High Tech Industries
VPARK BIDCO AB (18)(19)	First Lien Senior Secured Loan	CIBOR	4.00%	7.32%	3/10/2025	DKK	56,429	9,231	8,440
High Tech Industries Total								$9,231	$8,440	9.8%

Danish Krone Total								$9,231	$8,440	9.8%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	9.29%	12/22/2027		€9,212	9,325	9,730
Chemicals, Plastics & Rubber Total								$9,325	$9,730	11.2%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.60%	7/12/2029		€2,440	2,475	2,720
Environmental Industries Total								$2,475	$2,720	3.1%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	10.08%	2/1/2029		€12,000	12,989	13,378
MRHT (15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.25%	9.77%	2/1/2029		€5,069	5,489	5,650
FIRE: Insurance Total								$18,478	$19,028	22.0%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.16%	5/28/2026		€13,125	15,893	14,120
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	10.77%	5/28/2026		€22,413	27,145	24,112
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.40%	10/25/2028		€13,492	15,073	15,041
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.73%	9.40%	10/25/2028		€2,239	2,405	2,500
Healthcare & Pharmaceuticals Total								$60,516	$55,773	64.4%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	10.94%	1/14/2030		€13,919	15,094	15,517
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	10.00%	5/14/2029		€8,250	8,355	9,013
High Tech Industries Total								$23,449	$24,530	28.4%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€14,981	16,242	16,701
Kpler (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€3,246	3,519	3,619
Media: Advertising, Printing & Publishing Total								$19,761	$20,320	23.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	9.17%	8/31/2028		€2,619	2,951	2,920
Media: Broadcasting & Subscription Total								$2,951	$2,920	3.4%

Media: Diversified & Production
Aptus 1724. Gmbh (19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	6.00% (1.50% PIK)	10.97%	2/23/2028		€35,370	41,712	35,488
Media: Diversified & Production Total								$41,712	$35,488	41.0%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.71%	7/13/2028		€13,646	15,339	15,212
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.41%	3/3/2030		€3,423	3,777	3,796
Services: Business Total								$19,116	$19,008	22.0%

European Currency Total								$197,783	$189,517	219.0%

Norwegian Krone
High Tech Industries
VPARK BIDCO AB (18)(19)	First Lien Senior Secured Loan	NIBOR	4.00%	8.64%	3/10/2025	NOK	73,280	8,651	6,962
High Tech Industries Total								$8,651	$6,962	8.0%

Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.14%	7/15/2029	NOK	174,360	16,601	16,566
Services: Business Total								$16,601	$16,566	19.1%

Norwegian Krone Total								$25,252	$23,528	27.1%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	5/12/2028	$9,653	9,600	9,653
Automotive Total							$9,600	$9,653	11.2%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.97%	12/22/2027	$23,102	23,102	22,005
Chemicals, Plastics & Rubber Total							$23,102	$22,005	25.4%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.47%	3/31/2028	$5,000	4,953	5,000
Consumer Goods: Durable Total							$4,953	$5,000	5.8%

High Tech Industries
CB Nike IntermediateCo Ltd (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2025	$—	—	—
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	11.03%	12/9/2029	$23,401	23,221	23,401
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$16,450	16,335	16,121
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.68%	11.99%	5/14/2029	$8,550	8,490	8,379
High Tech Industries Total							$48,046	$47,901	55.4%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.77%	8/31/2028	$23,907	23,785	23,907
Media: Broadcasting and Subscription Total							$23,785	$23,907	27.6%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)(26)	First Lien Senior Secured Loan	SOFR	6.15% (1.50% PIK)	12.60%	2/23/2028	$10,106	10,067	9,095
Media: Diversified & Production Total							$10,067	$9,095	10.5%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.85%	3/10/2028	$11,730	11,660	11,613
Chamber Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.00%	11.32%	6/2/2028	$21,081	20,966	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$10,724	10,639	10,724
Services: Business Total							$43,265	$43,418	50.2%

U.S. Dollar Total							$162,818	$160,979	186.1%

Total							$702,305	$691,702	799.4%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
AUSTRALIAN DOLLARS 480	EURO 292	Morgan Stanley	06/10/2025	$3
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	(3)
EURO 2,199	AUSTRALIAN DOLLARS 3,690	Standard Chartered	06/10/2025	(80)
EURO 2,034	AUSTRALIAN DOLLARS 3,280	Standard Chartered	10/15/2024	(4)
AUSTRALIAN DOLLARS 1,780	US DOLLARS 1,200	Standard Chartered	10/15/2024	35
US DOLLARS 679	AUSTRALIAN DOLLARS 1,035	Standard Chartered	03/20/2025	(39)
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	(4)
US DOLLARS 7,026	AUSTRALIAN DOLLARS 10,830	Standard Chartered	06/10/2025	(482)
US DOLLARS 8,569	AUSTRALIAN DOLLARS 12,625	Standard Chartered	10/15/2024	(189)
EURO 230	BRITISH POUNDS 200	Morgan Stanley	01/21/2025	(11)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(286)
EURO 4,556	BRITISH POUNDS 3,850	Standard Chartered	10/15/2024	(75)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(54)
BRITISH POUNDS 200	EURO 231	Morgan Stanley	01/21/2025	9
BRITISH POUNDS 290	EURO 344	Standard Chartered	10/15/2024	5
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	23
BRITISH POUNDS 1,060	US DOLLARS 1,379	Goldman Sachs	10/15/2024	42
US DOLLARS 1,833	BRITISH POUNDS 1,447	Morgan Stanley	01/21/2025	(106)
US DOLLARS 2,734	BRITISH POUNDS 2,170	Morgan Stanley	02/14/2025	(174)
US DOLLARS 751	BRITISH POUNDS 590	Goldman Sachs	03/20/2025	(39)
US DOLLARS 2,797	BRITISH POUNDS 2,220	Morgan Stanley	05/13/2025	(175)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(1,319)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(124)
US DOLLARS 502	BRITISH POUNDS 402	Standard Chartered	06/10/2025	(36)
US DOLLARS 8,384	BRITISH POUNDS 6,490	Goldman Sachs	10/15/2024	(319)
CANADIAN DOLLARS 195	EURO 130	Standard Chartered	10/15/2024	(1)
EURO 316	CANADIAN DOLLARS 471	Morgan Stanley	03/21/2025	5
EURO 515	CANADIAN DOLLARS 765	Standard Chartered	10/15/2024	9
CANADIAN DOLLARS 730	US DOLLARS 535	Standard Chartered	10/15/2024	6
US DOLLARS 1,356	CANADIAN DOLLARS 1,830	Morgan Stanley	03/21/2025	(4)
US DOLLARS 2,010	CANADIAN DOLLARS 2,735	Standard Chartered	10/15/2024	(16)
DANISH KRONE 380	EURO 51	Standard Chartered	10/15/2024	—
EURO 959	DANISH KRONE 7,153	Standard Chartered	10/15/2024	(1)
DANISH KRONE 1,410	US DOLLARS 208	Standard Chartered	10/15/2024	4
US DOLLARS 3,856	DANISH KRONE 26,367	Standard Chartered	10/15/2024	(95)
EURO 930	NORWEGIAN KRONE 10,868	Standard Chartered	10/15/2024	6
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	19
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	394
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	10
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	9
EURO 13,473	US DOLLARS 14,710	Standard Chartered	10/15/2024	336
EURO 4,308	US DOLLARS 4,730	Morgan Stanley	10/23/2024	83
EURO 4,299	US DOLLARS 4,650	Standard Chartered	12/13/2024	163
NORWEGIAN KRONE 1,860	EURO 158	Standard Chartered	10/15/2024	—
US DOLLARS 6,640	EURO 6,081	Standard Chartered	10/15/2024	(152)
EURO 3,300	US DOLLARS 3,657	Standard Chartered	12/18/2024	38
US DOLLARS 634	EURO 580	Morgan Stanley	02/12/2025	(16)
US DOLLARS 4,795	EURO 4,371	Morgan Stanley	02/28/2025	(111)
US DOLLARS 23,690	EURO 21,780	Standard Chartered	06/10/2025	(849)
US DOLLARS 29,735	EURO 27,270	Standard Chartered	10/15/2024	(717)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(37)
US DOLLARS 30,672	EURO 27,695	Standard Chartered	12/18/2024	(336)
NORWEGIAN KRONE 6,865	US DOLLARS 642	Standard Chartered	10/15/2024	10
US DOLLARS 3,740	NORWEGIAN KRONE 40,062	Standard Chartered	10/15/2024	(66)
				$(4,711)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Copenhagen Interbank Offered Rate (“CIBOR” or “C”), Canadian Dollar LIBOR Rate (“CDOR”), the Canadian Overnight Repo Rate Average ("CORRA"), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, SONIA, Prime, or SOFR and the current weighted average interest rate in effect at September 30, 2024. Certain investments are subject to a EURIBOR, NIBOR, CIBOR, CDOR, BBSW, BBSY, Prime, SONIA, or SOFR interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $86,523 as of September 30, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of September 30, 2024
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
Tick mark not used
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
(33)
Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2024	December 31, 2023
Investments at fair value (amortized cost of $702,305 and $721,252, respectively)	$691,702	$709,846
Cash and cash equivalents	4,650	9,006
Foreign cash (cost of $8,907 and $22,237, respectively)	9,077	22,528
Collateral on foreign currency exchange contracts	14	4,383
Deferred financing costs (net of accumulated amortization of $2,787 and $2,026, respectively)	2,393	3,154
Interest receivable on investments	15,464	11,244
Total assets	$723,300	$760,161

Debt	$311,926	$320,491
Subordinated notes payable to members	302,088	301,426
Interest payable on debt	5,473	5,841
Interest payable on subordinated notes	10,266	18,501
Unrealized depreciation on forward currency exchange contracts	4,711	6,052
Distributions payable	1,973	3,931
Accounts payable and accrued expenses	340	900
Total liabilities	$636,777	$657,142
Members’ equity	86,523	103,019
Total liabilities and members’ equity	$723,300	$760,161

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income	$19,091	$18,965	$60,528	$54,314
Total investment income	19,091	18,965	60,528	54,314

Expenses
Interest and debt financing expenses	6,092	6,500	19,158	18,189
Interest expense on members subordinated notes	10,274	9,046	30,116	26,203
General and administrative expenses	754	765	2,361	2,327
Total expenses	17,120	16,311	51,635	46,719
Net investment income	1,971	2,654	8,893	7,595

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	627	(1,967)	(7,702)	(5,124)
Net realized gain (loss) on foreign currency transactions	(90)	2,579	7,783	1,012
Net realized gain (loss) on forward currency exchange contracts	(4,267)	77	(3,423)	95
Net change in unrealized appreciation on foreign currency translation	(15,703)	9,454	(15,297)	1,869
Net change in unrealized appreciation on forward currency exchange contracts	(613)	2,596	1,341	1,314
Net change in unrealized appreciation on investments	22,136	(16,065)	803	2,956
Net gain (loss) on investments	2,090	(3,326)	(16,495)	2,122
Net increase (decrease) in members’ equity resulting from operations	$4,061	$(672)	$(7,602)	$9,717

Bain Capital Senior Loan Program, LLC (“SLP”)

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, SLP. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP are $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of September 30, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($1.8) million. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $1,433.8 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

The Company has determined that SLP is an investment company under ASC 946; however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly or substantially owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members. The Company measures the fair value of SLP in accordance with ASC 820, using the net asset value (or its equivalent) as a practical expedient. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of September 30, 2024:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		September 30, 2024
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	7.53%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	7.98%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	8.18%
Class B-R	40,000	3.90	% + 3 Month SOFR	9.18%
Class C-R	30,000	5.90	% + 3 Month SOFR	11.18%
Class D-R	30,000	8.32	% + 3 Month SOFR	13.60%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of September 30, 2024

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		September 30, 2024
Class A Notes	$234,000	2.55	% + SOFR	7.83%
Class B-1 Notes	29,000	3.80	% + SOFR	9.08%
Class B-2 Notes	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	9.83%
Class D Notes	24,000	6.65	% + SOFR	11.93%
Class E Notes	24,000	9.84	% + SOFR	15.12%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bore interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the “MM_23_3 Credit Facility”). The maturity date of the MM_23_3 Credit Facility was September 27, 2027. On July 10, 2024, the MM_23_3 Credit Facility was terminated.

On July 10, 2024 (the “2024-1 Closing Date”), SLP, through BCC Middle Market CLO 2024‑1 LLC (the “2024‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP, completed a $450.4 million term debt securitization (the “2024-1 CLO Transaction”). The Class A-1, A-2, B, C, D, and E 2024-1 notes issued in connection with the 2024-1 CLO Transaction (the “2024-1 Notes”) are secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2024-1 Portfolio”). At the 2024-1 Closing Date, the 2024-1 Portfolio was comprised of assets transferred from SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2024-1 CLO Transaction.

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2024-1 Notes as of September 30, 2024

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		September 30, 2024
Class A-1 Notes	$250,750	1.75	% + SOFR	6.96%
Class A-2 Notes	12,750	1.95	% + SOFR	7.16%
Class B Notes	25,500	2.05	% + SOFR	7.26%
Class C Notes	34,000	2.75	% + SOFR	7.96%
Class D Notes	25,500	4.50	% + SOFR	9.71%
Total 2024-1 Notes(1)	348,500
Membership Interests	76,395	Non-interest bearing		Not applicable
Total	$424,895

(1) As of September 30, 2024, there were no Class E Notes outstanding

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of September 30, 2024 was 8.4%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.7%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2024	December 31, 2023
Total investments	$1,132,919	$879,930
Weighted average yield on investments	11.3%	12.1%
Number of borrowers in SLP	85	62
Largest portfolio company investment	$32,701	$32,283
Total of five largest portfolio company investments	$155,493	$151,954
Unfunded commitments	$1,744	$3,734

Below is a listing of SLP’s individual investments as of September 30, 2024:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2024

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.05%	7/12/2029	$6,000	5,925	5,925
BTX Precision (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	7/25/2030	$5,000	4,956	4,956
Forward Slope (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.45%	8/22/2029	$11,160	10,982	11,160
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.45%	8/22/2029	$18,562	18,562	18,562
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	10.25%	11/6/2025	$25,222	24,549	24,968
Kellstrom Commercial Aerospace, Inc. (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	11.58%	7/1/2025	$18,418	18,167	18,418
Robinson Helicopter (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.60%	11.45%	6/30/2028	$30,319	30,036	30,319
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	7/23/2029	$30,936	30,861	30,936
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	11.35%	2/15/2029	$9,850	9,775	9,850
Aerospace & Defense Total							$153,813	$155,094	1931.7%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	10.58%	5/12/2028	$10,800	10,800	10,800
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.75%	10.88%	5/17/2029	$9,875	9,875	9,875
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	11/1/2028	$16,970	16,847	16,969
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.85%	9/9/2027	$8,186	8,121	8,186
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.85%	9/9/2027	$16,323	16,192	16,323
Automotive Total							$61,835	$62,153	774.1%

Banking, Finance, Insurance & Real Estate
Morrow Sodali Global LLC (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.45%	4/25/2028	$2,201	2,181	2,201
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	10.58%	4/25/2028	$7,780	7,708	7,780
Banking, Finance, Insurance & Real Estate Total							$9,889	$9,981	124.3%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.35%	11.20%	3/31/2029	$7,980	7,902	7,900
Beverage, Food & Tobacco Total							$7,902	$7,900	98.4%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.81%	10/31/2029	$22,899	22,779	22,899
DiversiTech (12)(17)	First Lien Senior Secured Loan	SOFR	4.01%	8.62%	12/22/2028	$1,984	1,987	1,991
Capital Equipment Total							$24,766	$24,890	310.0%

Chemicals, Plastics & Rubber
Duraco (19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.49%	6/6/2029	$9,000	8,868	8,910
INEOS US Petrochem (12)(18)	First Lien Senior Secured Loan	SOFR	3.85%	8.70%	3/14/2030	$1,985	1,987	1,989
Prince\Ferro (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.46%	4/23/2029	$1,985	1,970	1,940
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.97%	12/22/2027	$19,962	19,886	19,014
Chemicals, Plastics & Rubber Total							$32,711	$31,853	396.7%

Construction & Building
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.71%	8/16/2027	$18,727	18,727	18,727
Construction & Building Total							$18,727	$18,727	233.2%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.20%	6/6/2026	$9,843	9,843	9,843
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	14.47%	3/31/2028	$5,000	4,939	5,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.76%	10.70%	10/11/2027	$27,015	25,980	27,015
Consumer Goods: Durable Total							$40,762	$41,858	521.3%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.70%	1/24/2028	$16,035	15,890	15,955
FL Hawk Intermediate Holdings, Inc. (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.01%	13.62%	8/19/2028	$5,004	5,004	5,004
RoC Skincare (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.00%	11.13%	2/21/2031	$16,169	15,940	16,169
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.53%	12/15/2025	$9,889	9,889	9,616
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.15%	9.60%	3/26/2027	$6,428	6,411	6,411
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.15%	9.60%	3/26/2027	$6,205	6,205	6,205
Consumer Goods: Non-Durable Total							$59,339	$59,360	739.3%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	10.40%	4/27/2028	$3,212	3,185	2,585
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,039	1,978	637
Consumer Goods: Wholesale Total							$5,163	$3,222	40.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	11.52%	12/29/2027	$22,644	22,501	22,475
Iris Holding, Inc. (12)(17)(34)	First Lien Senior Secured Loan	SOFR	4.85%	10.10%	6/28/2028	$10,584	10,206	10,017
Containers, Packaging & Glass Total							$32,707	$32,492	404.7%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	11.13%	11/19/2027	$20,305	20,115	20,305
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	11.13%	11/19/2027	$4,711	4,644	4,711
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	11.38%	11/19/2027	$3,398	3,398	3,398
Energy: Electricity Total							$28,157	$28,414	353.9%

FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.85%	12/23/2027	$2,101	2,095	2,095
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.85%	12/23/2027	$8,280	8,280	8,280
Citadel (12)(18)	First Lien Senior Secured Loan	SOFR	2.25%	7.10%	7/29/2030	$1,990	1,998	1,991
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	10.20%	6/30/2029	$4,684	4,684	4,684
Hudson River Trading (12)(18)(35)	First Lien Senior Secured Loan	SOFR	3.26%	8.32%	3/20/2028	$4,967	4,955	4,967
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.93%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.68%	8/1/2028	$3,825	3,825	3,825
FIRE: Finance Total							$33,237	$33,242	414.0%

FIRE: Insurance
Acrisure LLC (12)(18)	First Lien Senior Secured Loan	SOFR	3.25%	8.21%	11/6/2030	1,971	1,972	1,956
Asurion LLC (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.10%	8.95%	8/19/2028	$3,975	3,940	3,916
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.98%	12/19/2025	$8,942	8,942	8,942
Margaux Acquisition Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	10.98%	12/19/2025	$15,582	15,582	15,582
Simplicity (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.40%	11.00%	12/2/2026	$5,429	5,429	5,429
Simplicity (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.40%	11.00%	12/2/2026	$24,108	23,735	24,108
FIRE: Insurance Total							$59,600	$59,933	746.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Forest Products & Paper
Multi-Color Corp (12)(17)(35)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	10/29/2028	$3,974	3,884	3,893
Forest Products & Paper Total							$3,884	$3,893	48.5%

Healthcare & Pharmaceuticals
AEG Vision (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.50%	3/27/2026	$1,167	1,167	1,167
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.56%	5/31/2028	$10,584	10,518	10,584
Beacon Specialized Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	3/25/2028	$8,978	8,890	8,978
HealthDrive (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.95%	8/20/2029	$18,563	18,563	18,563
Pharmacy Partners (12)(19)(32)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.56%	2/28/2029	$21,890	21,639	21,890
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.85%	6/16/2028	$9,460	9,460	9,460
WellSky (16)(34)	First Lien Senior Secured Loan	SOFR	3.36%	8.21%	3/10/2028	$1,990	1,998	1,989
Healthcare & Pharmaceuticals Total							$72,235	$72,631	904.6%

High Tech Industries
AMI US Holdings Inc. (3)(12)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	—	—	10/1/2026	$—	—	—
AMI US Holdings Inc. (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	10/1/2026	$2,584	2,584	2,584
AMI US Holdings Inc. (3)(12)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	—	—	10/1/2026	$—	—	—
AMI US Holdings Inc. (18)(19)(34)	First Lien Senior Secured Loan	SOFR	5.35%	10.20%	10/1/2026	$5,594	5,594	5,594
Applitools (16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.85%	5/25/2029	$12,020	11,945	11,840
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	10.35%	4/9/2030	$7,979	7,902	7,900
Gainwell Acquisition (12)(16)	First Lien Senior Secured Loan	SOFR	4.10%	8.70%	10/1/2027	$2,752	2,650	2,627
Element Buyer, Inc. (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.85%	10.70%	7/19/2026	$16,187	16,187	16,187
Element Buyer, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	10.70%	7/19/2026	$10,767	10,767	10,767
Logrhythm (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	12.10%	7/2/2029	$7,955	7,722	7,717
NearMap (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.75%	11.03%	12/9/2029	$16,247	16,093	16,247
Proofpoint (12)(17)	First Lien Senior Secured Loan	SOFR	3.00%	7.85%	8/31/2028	$1,985	1,989	1,986
SensorTower (12)(19)(31)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	12.44%	3/15/2029	$21,536	21,267	21,320
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.44%	3/6/2028	$33,199	32,911	32,701
High Tech Industries Total							$137,611	$137,470	1712.2%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.61%	12.82%	2/1/2027	$6,000	5,774	5,820
Concert Golf Partners Holdco (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.63%	4/1/2030	$20,332	20,058	20,332
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	4.90%	10.15%	1/19/2028	$15,760	15,473	15,760
Hotel, Gaming & Leisure Total							$41,305	$41,912	522.0%

Media: Diversified & Production
Internet Brands (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.10%	5/3/2028	$2,977	2,967	2,962
Media: Diversified & Production Total							$2,967	$2,962	36.9%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	10.25%	5/26/2028	$9,482	9,212	9,387
Petco (12)(16)	First Lien Senior Secured Loan	SOFR	3.51%	8.12%	3/3/2028	$2,000	1,867	1,906
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	15.54%	6/18/2029	$3,232	3,232	2,844
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	15.54%	6/18/2029	$1,054	1,054	1,054
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	1,908
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	213
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	4,098	—	—
Retail Total							$21,331	$17,312	215.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Business
Allbridge (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.35%	6/5/2030	$17,479	17,351	17,479
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	10.85%	3/10/2028	$32,136	31,932	31,815
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.76%	3/18/2030	$16,915	16,767	16,915
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$12,837	12,679	12,837
Smartronix (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$5,721	5,721	5,721
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$8,684	8,501	8,684
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.35%	4/9/2031	$10,589	10,636	10,633
Services: Business Total							$103,587	$104,084	1296.4%

Services: Consumer
Eagle Parent Corp (12)(17)(19)	First Lien Senior Secured Loan	SOFR	4.25%	8.85%	4/2/2029	$3,293	3,286	3,131
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.70%	12/22/2026	$27,300	27,256	26,481
Services: Consumer Total							$30,542	$29,612	368.8%

Telecommunications
Inmarsat (12)(17)	First Lien Senior Secured Loan	SOFR	4.50%	9.35%	9/27/2029	$1,990	1,886	1,872
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.95%	7/17/2028	$14,830	14,677	14,607
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	11.85%	2/28/2029	$18,512	18,258	18,142
Telecommunications Total							$34,821	$34,621	431.2%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.90%	12.22%	8/3/2026	$29,000	29,000	27,839
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.60%	12.45%	12/16/2028	$14,123	13,876	13,841
Gulf Winds International (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.60%	12.45%	12/16/2028	$10,954	10,884	10,735
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	11.10%	12/29/2028	$6,916	6,765	6,916
RoadOne (18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	11.10%	12/29/2028	$1,063	1,062	1,063
Transportation: Cargo Total							$61,587	$60,394	752.2%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	10.10%	5/1/2029	$6,539	6,539	6,539
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029	$22,943	22,475	22,943
Transportation: Consumer Total							$29,014	$29,482	367.2%

Wholesale
Abracon Group Holding, LLC. (16)(19)(34)	First Lien Senior Secured Loan	SOFR	6.15%	11.44%	7/6/2028	$11,760	11,609	9,408
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.10%	12/19/2030	$5,378	5,378	5,378
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	10.25%	3/31/2029	6,401	6,246	6,401
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.85%	12/28/2029	$8,240	8,081	8,240
Wholesale Total							$31,314	$29,427	366.5%

Total							$1,138,806	$1,132,919	14110.30%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at September 30, 2024. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $(8,029) as of September 30, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of September 30, 2024.
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
(20)
Tick mark not used
(21)
Tick mark not used
(22)
Tick mark not used
(23)
Tick mark not used
(24)
Loan includes interest rate floor of 1.25%.
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
(35)
Assets or a portion thereof are pledged as collateral for the 2024-1 Issuer.

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
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2024	December 31, 2023
Investments at fair value (amortized cost of $1,138,806 and $893,621, respectively)	$1,132,919	$879,930
Cash	52,114	10,303
Restricted cash and cash equivalents	254,697	89,516
Prepaid expenses	4,364	4,718
Deferred financing costs (net of accumulated amortization of $0 and $46, respectively)	—	654
Interest receivable on investments	9,204	6,808
Receivable for capital call	—	—
Total assets	$1,453,298	$991,929

Interest payable on debt	$19,321	$18,669
Interest payable on subordinated notes	7,399	5,929
Debt (net of unamortized debt issuance costs of $7,537 and $4,628, respectively)	1,132,963	713,494
Subordinated notes payable to members	293,000	232,000
Distributions payable	3,213	5,068
Payable for investments purchased	3,928	—
Accounts payable and accrued expenses	1,503	1,500
Total liabilities	$1,461,327	$976,660
Members’ deficit	(8,029)	(7,211)
Noncontrolling interests	—	22,480
Total members' equity (deficit)	$(8,029)	$15,269
Total liabilities and members’ equity	$1,453,298	$991,929

Selected Statement of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income	$35,878	$25,002	$94,317	$62,658
Total investment income	35,878	25,002	94,317	62,658

Expenses
Interest and debt financing expenses	23,666	12,329	59,127	29,185
Interest expense on members' subordinated notes	7,387	5,929	19,429	13,396
Professional fees and other expenses	1,731	1,164	4,795	2,896
Total expenses	32,784	19,422	83,351	45,477
Net investment income	3,094	5,580	10,966	17,181

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	79	(952)	(7,702)	(879)
Net realized loss on extinguishment of debt	—	—	(1,139)	—
Net change in unrealized appreciation on investments	(1,785)	1,383	7,807	(1,992)
Net gain (loss) on investments	(1,706)	431	(1,034)	(2,871)
Net increase from operations	1,388	6,011	9,932	14,310
Less: net increase (decrease) attributable to noncontrolling interests	—	(1,055)	66	(3,517)
Net increase in members' capital from operations	$1,388	$4,956	$9,998	$10,793

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$7,615	$1,513,906	$—	$1,521,521
Second Lien Senior Secured Loan	—	—	55,358	—	55,358
Subordinated Debt	—	—	46,979	—	46,979
Preferred Equity	—	—	171,277	—	171,277
Equity Interest	—	—	220,178	—	220,178
Warrants	—	—	766	—	766
Subordinated Note Investment Vehicles (1)	—	—	337,224	—	337,224
Preferred Equity Interest Investment Vehicles (1)	—	—	—	10	10
Equity Interest Investment Vehicles (1)	—	—	—	54,637	54,637
Total Investments	$—	$7,615	$2,345,688	$54,647	$2,407,950
Cash equivalents	$28,088	$—	$—	$—	$28,088
Forward currency exchange contracts (liability)	$—	$(6,549)	$—	$—	$(6,549)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Purchases of investments and other adjustments to cost	923,099	24,344	—	30,500	—	56,922	273	—	1,035,138
Paid-in-kind interest income	16,130	—	268	—	—	400	1,924	—	18,722
Net accretion of discounts (amortization of premiums)	3,470	133	(29)	—	—	—	106	—	3,680
Principal repayments and sales of investments	(878,391)	(18,900)	(8,774)	—	(22,414)	(3,470)	—	—	(931,949)
Net change in unrealized appreciation on investments	10,883	(10,663)	(4,560)	—	1,433	10,634	(1,201)	257	6,783
Net realized gain (loss) on investments	(4,273)	3,909	14	—	(1,637)	2,363	—	(2)	374
Balance as of September 30, 2024	$1,513,906	$220,178	$55,358	$337,224	$—	$171,277	$46,979	$766	$2,345,688
Change in unrealized appreciation attributable to investments still held at September 30, 2024	$2,159	$(4,000)	$(4,567)	$—	$—	$14,215	$(1,201)	$256	$6,862

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the nine months ended September 30, 2024, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the nine months ended September 30, 2024, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2024 were as follows:

	As of September 30, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,138,484	Discounted cash flows	Comparative Yields	7.9%		—	18.8%		(10.8%)
First Lien Senior Secured Loans	41,563	Comparable company multiple	EBITDA Multiple	6.8	x	—	10.0	x	(7.9x)
First Lien Senior Secured Loans	21,939	Comparable company multiple	Revenue Multiple				2.8	x
First Lien Senior Secured Loans	7,339	Discounted cash flows	Discount Rate				16.3%
First Lien Senior Secured Loans	10,635	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	54,730	Discounted cash flows	Comparative Yields	12.8%		—	13.0%		(12.9%)
Second Lien Senior Secured Loans	628	Comparable company multiple	EBITDA Multiple				10.0	x
Subordinated Notes in Investment Vehicles	337,224	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	46,706	Discounted cash flows	Comparative Yields	12.1%		—	16.0%		(15.5%)
Equity Interests	126,484	Discounted cash flows	Discount Rate	13.4%		—	16.4%		(15.1%)
Equity Interests	64,241	Comparable company multiple	EBITDA Multiple	6.5	x	—	24.3	x	(12.2x)
Equity Interests	9,205	Comparable company multiple	Revenue Multiple	0.7	x	—	15.3	x	(7.0x)
Preferred equity	68,313	Comparable company multiple	EBITDA Multiple	5.8	x	—	14.5	x	(10.9x)
Preferred equity	44,267	Comparable company multiple	Revenue Multiple	4.0	x	—	8.5	x	(7.2x)
Preferred equity	16,562	Discounted cash flows	Comparative Yields	13.3%		—	15.9%		(15.2%)
Preferred equity	3,150	Discounted cash flows	Discount Rate				13.0%
Warrants	766	Discounted cash flows	Discount Rate				25.0%
Total investments	$1,992,236

(1)
Included within the Level 3 assets of $2,345,688 is an amount of $353,452 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2024	December 31, 2023
2019-1 Debt	2	$352,830	$343,136
March 2026 Notes	2	289,234	279,596
October 2026 Notes	2	284,736	270,903
Sumitomo Credit Facility	3	353,699	311,000
Total Debt		$1,280,499	$1,204,635

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Prior Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and the Advisor. On February 1, 2019, Shareholders approved the Amended Advisory Agreement which replaced the Prior Advisory Agreement.

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

For the three months ended September 30, 2024 and 2023, management fees were $8.9 million and $9.1 million, respectively. For the nine months ended September 30, 2024 and 2023, management fees were $26.5 million and $27.2 million, respectively.

As of September 30, 2024 and December 31, 2023, $8.9 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2024 and 2023, the Company incurred $7.0 million and $3.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

For the nine months ended September 30, 2024 and 2023, the Company incurred $24.2 million and $18.1 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, there was $7.0 million and $7.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2024 and December 31, 2023.

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

For the three months ended September 30, 2024 and 2023, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company accrued $0.0 million and $0.0 million of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.7 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the Administrator of $1.8 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, respectively, there were $0.7 million and $0.4 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Company incurred expenses related to the sub-administrator of $0.4 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Revolving Advisor Loan

On March 27, 2020, the Company entered into an unsecured revolving loan agreement (the “Revolving Advisor Loan”) with the Advisor. The Revolving Advisor Loan had a maximum credit limit of $50.0 million and matured on March 27, 2023. The Revolving Advisor Loan accrued interest at the Applicable Federal Rate from the date of such loan until the loan was repaid in full. Please see Note 6 for additional details.

Related Party Commitments

As of September 30, 2024 and December 31, 2023, the Advisor held 14,064.30 and 449,699.30 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 13,541,810.66 and 12,875,920.66 shares of the Company at September 30, 2024 and December 31, 2023, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2024 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to Control are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$12,801	$—	$—	$(3,403)	$—	$9,398	$(54)	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,817	—	—	90	—	4,907	290	—
Ansett Aviation Training Equity Interest (1)	7,516	—	—	2,151	—	9,667	—	—
BCC Middle Market CLO 2018-1, LLC Equity Interest	22,618	—	(22,415)	1,433	(1,636)	—	821	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	1	—	—	(1)	—	—	(28)	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	3,498	—	(3,470)	(2,391)	2,363	—	—	—
DC Blox Preferred Equity	—	—	—	5,435	—	5,435	13	—
DC Blox Preferred Equity	—	37,842	—	—	—	37,842	67	—
DC Blox Preferred Equity	—	3,851	—	1,596	—	5,447	10	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
Direct Travel, Inc First Lien Senior Secured Loan	4,841	—	(4,841)	—	—	—	138	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	3,500	—	(3,500)	—	—	—	100	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	1,782	—	(1,782)	—	—	—	60	—
Direct Travel, Inc First Lien Senior Secured Loan	59,944	—	(59,944)	—	—	—	2,027	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	5,775	—	(5,775)	—	—	—	151	—
Direct Travel, Inc First Lien Senior Secured Loan	202	—	(202)	—	—	—	6	—
Direct Travel, Inc Equity Interest (1)	10,280	—	(6,999)	(10,281)	7,000	—	—	—
Walker Edison Equity Interest (1)	421	—	—	(421)	—	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	5,972	461	—	(3,450)	—	2,983	384	—
Walker Edison First Lien Senior Secured Loan - Revolver	3,182	—	—	—	—	3,182	260	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	1,862	—	(1,093)	—	769	47	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	821	52	—	(468)	—	405	52	—
Total Non-Controlled/affiliate investment	$147,971	$44,068	$(108,928)	$(10,803)	$7,727	$80,035	$4,344	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	115,995	$30,500	$—	$—	$—	$146,495	$9,823	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	(1,793)	—	—	1,803	—	10	1,623	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(379)	—	—	(1,460)	—	(1,839)	4,598	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,619	—	—	3	—	6,622	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest	10,944	—	—	(51)	—	10,893	—	—
Gale Aviation (Offshore) Co Equity Interest	88,419	—	(11,900)	(1,518)	—	75,001	8,599	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	66,140	—	—	(9,664)	—	56,476	5,703	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	19,125	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	810	90	—	—	—	900	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	34,875	2,025	—	—	—	36,900	—	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	44,653	3,637	—	3,193	—	51,483	—	—
Total Controlled affiliate investment	$557,012	$36,252	$(11,900)	$(7,694)	$—	$573,670	$49,471	$—
Total	$704,983	$80,320	$(120,828)	$(18,497)	$7,727	$653,705	$53,815	$—

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 187.8% and 189.9%, respectively.

The Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,326	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,371	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	297,211	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	353,699	353,699	665,000	311,000	311,000
Total Debt	$1,807,500	$1,306,199	$1,300,607	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. On July 4, 2024, the remaining $10.7 million of the letter of credit agreement was terminated.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were 5.1% and 5.2%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were $1.3 billion and $1.4 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	353,699	—	—	353,699	—
Total Debt Obligations	$1,306,199	$—	$600,000	$353,699	$352,500

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		September 30, 2024
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	7.06%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	7.56%
Class B-R	15,000	2.60	% + 3 Month SOFR	8.16%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of September 30, 2024, there were 56 first lien senior secured loans with a total fair value of approximately $470.8 million and cash of $23.6 million securing the 2019-1 Debt. As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2024, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.2 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$6,478	$6,433
Amortization of deferred financing costs and upfront commitment fees	33	33
Total interest and debt financing expenses	$6,511	$6,466

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$19,333	$18,038
Amortization of deferred financing costs and upfront commitment fees	97	97
Total interest and debt financing expenses	$19,430	$18,135

Revolving Advisor Loan

On March 27, 2020, the Company entered into the Revolving Advisor Loan with the Advisor. The Revolving Advisor Loan had a maximum credit limit of $50.0 million and matured on March 27, 2023. The Revolving Advisor Loan accrued interest at the Applicable Federal Rate from the date of such loan until the loan was repaid in full.

For the three and nine months ended September 30, 2024 and 2023, the Revolving Advisor Loan did not incur any interest expense.

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

As of September 30, 2024 and December 31, 2023, the components of the carrying value of the March 2026 Notes were as follows:

	September 30, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(934)	(1,421)
Original issue discount, net of accretion	(695)	(1,057)
Carrying value of March 2026 Notes	$298,371	$297,522

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$2,212	$2,213
Amortization of debt issuance cost	164	163
Accretion of original issue discount	121	121
Total interest and debt financing expenses	$2,497	$2,497

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the March 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$6,638	$6,638
Amortization of debt issuance cost	487	485
Accretion of original issue discount	362	360
Total interest and debt financing expenses	$7,487	$7,483

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

As of September 30, 2024 and December 31, 2023, the components of the carrying value of the October 2026 Notes were as follows:

	September 30, 2024	December 31, 2023
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,487)	(2,035)
Original issue discount, net of accretion	(1,302)	(1,783)
Carrying value of October 2026 Notes	$297,211	$296,182

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	184	184
Accretion of original issue discount	161	162
Total interest and debt financing expenses	$2,258	$2,259

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the October 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$5,738	$5,738
Amortization of debt issuance cost	548	546
Accretion of original issue discount	481	479
Total interest and debt financing expenses	$6,767	$6,763

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of September 30, 2024 and December 31, 2023, there were $353.7 million and $311.0 million of borrowings under the Sumitomo Credit Facility.

For the three months ended September 30, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$6,079	$9,152
Unused facility fee	508	165
Accretion of original issue discount	264	236
Total interest and debt financing expenses	$6,851	$9,553

For the nine months ended September 30, 2024 and 2023, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$17,738	$27,271
Unused facility fee	1,262	430
Accretion of original issue discount	1,120	702
Total interest and debt financing expenses	$20,120	$28,403

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of September 30, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $9.7 million for September 30, 2024 and collateral receivable of $7.6 million for December 31, 2023 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three and nine months ended September 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts were $126.8 million and $129.0 million, respectively.

For the three and nine months ended September 30, 2023 the Company's average U.S. dollar notional exposure to forward currency exchange contracts were $199.5 million and $192.1 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$485	$(3,623)	$(3,138)	$—	$(3,138)
Citibank	Unrealized depreciation on forward currency contracts	$0 (3)	$(3,232)	$(3,232)	$—	$(3,232)
Wells Fargo	Unrealized depreciation on forward currency contracts	$389	$(568)	$(179)	$—	$(179)

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the three months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,
	2024	2023
Net realized gain (loss) on forward currency exchange contracts	$20	$(221)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(5,693)	7,107
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(5,673)	$6,886

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $5.6 million and ($6.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($5.7) million and $6.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.1) million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

The effect of transactions in derivative instruments to the consolidated statements of operations during the nine months ended September 30, 2024 and 2023 was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Net realized gains (losses) on forward currency exchange contracts	$1,916	$(2,606)
Net change in unrealized appreciation (depreciation) on forward currency exchange contracts	(4,289)	5,792
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(2,373)	$3,186

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of $3.3 million and ($1.7) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.4) million and $3.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $0.9 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
Total distributions declared			$1.35	$87,159

(1) Represents a special dividend.

The distributions declared during the nine months ended September 30, 2024 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
Total distributions declared			$1.18	$76,184

The distributions declared during the nine months ended September 30, 2023 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common shares (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2024 and December 31, 2023, the Advisors contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At September 30, 2024 and December 31, 2023, the Advisor owned 0.02% and 0.70%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the three months ended September 30, 2024 and 2023. There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2024 and 2023.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2024, there have been no repurchases of common stock.

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of September 30, 2024, the Company had $432.2 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	1,458
Advanced Aircrew - Revolver	7/26/2030	650
AEG Vision - Delayed Draw	3/27/2026	4,881
AEG Vision - Delayed Draw	3/27/2026	17,813
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,440
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	2,931
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	715
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,941
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	1,462
ATS - Revolver	7/12/2029	2,010
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Awayday - Delayed Draw	9/6/2031	7,914
Awayday - Revolver	9/6/2030	3,518
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	12,836
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,658
BTX Precision - Delayed Draw	7/25/2030	8,424
BTX Precision - Delayed Draw	7/25/2030	5,616
BTX Precision - Revolver	7/25/2030	4,211
Caribou Bidco Limited - Delayed Draw	2/1/2029	23
CB Nike IntermediateCo Ltd - Revolver	10/31/2025	44
Chase Industries, Inc. - Revolver	5/12/2025	740
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Revolver	4/2/2029	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Delayed Draw	6/30/2029	10,751
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	78
Cube - Delayed Draw	5/20/2031	8,651
Cube - First Lien Senior Secured Loan	2/20/2025	22
Darcy Partners - Revolver	6/1/2028	297
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/28/2024	13
Datix Bidco Limited - Revolver	10/30/2030	2,283
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,394
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	1,425
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Element Buyer, Inc. - Revolver	7/19/2026	4,250
E-Tech Group - Revolver	4/9/2030	1,168
Forward Slope - Revolver	8/22/2029	8,884
Galeria - Delayed Draw	4/8/2029	11,806
Gills Point S - Delayed Draw	5/17/2029	6,580
Gills Point S - Revolver	5/17/2029	166
GSP Holdings, LLC - Revolver	11/6/2025	227
Gulf Winds International - Revolver	12/16/2028	2,911
HealthDrive - Delayed Draw	8/20/2029	5,675
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	525
ImageTrend - Revolver	1/31/2029	3,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,913
Kellstrom Commercial Aerospace, Inc. - Revolver	7/1/2025	4,265
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Margaux Acquisition Inc. - Revolver	12/19/2025	957
Margaux UK Finance Limited - Revolver	12/19/2025	301
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,451
Morrow Sodali - Revolver	4/25/2027	1,101
MRHT - Revolver	2/1/2029	16,102
Nafinco - Delayed Draw	8/29/2031	2,394
Nafinco - Revolver	5/30/2031	897
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,591
OGH Bidco Limited - Delayed Draw	6/29/2029	5,281
Parcel2Go - Delayed Draw	7/17/2028	37
PCF - Delayed Draw	11/1/2028	4,718
Pharmacy Partners - Revolver	2/28/2029	5,491
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	9,381
Revalize, Inc. - Revolver	4/15/2027	603
RoadOne - Revolver	12/29/2028	4,119

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	10,126
Simplicity - Delayed Draw	12/2/2026	1,783
Simplicity - Revolver	12/2/2026	143
Simplicity - Revolver	12/2/2026	1,454
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	2,115
Spotless Brands - Delayed Draw	7/25/2028	16,499
Spring Finco BV - Delayed Draw	7/15/2029	4,142
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2029	486
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	147
TES Global - Delayed Draw	1/27/2029	16
Titan Cloud Software, Inc - Revolver	9/7/2028	4,857
TLC Purchaser, Inc. - Revolver	10/11/2027	2,666
V Global Holdings LLC - Revolver	12/22/2027	2,295
Vessco Water - Delayed Draw	7/24/2031	2,847
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2027	159
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,754
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	8,427
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	736
Webcentral - Delayed Draw	12/18/2030	3,441
Whitcraft-Paradigm - Delayed Draw	2/15/2029	4,640
Whitcraft-Paradigm - Revolver	2/28/2029	1,068
WSP - Revolver	4/27/2027	248
WU Holdco, Inc. - Revolver	3/26/2027	4,025
Total		$432,206

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2024.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$17.60	$17.29
Net investment income (1)	1.57	1.65
Net realized gain (loss) (1)(7)	0.02	(1.07)
Net change in unrealized appreciation (1)(2)(8)	(0.08)	0.85
Net increase in net assets resulting from operations (1)(9)(10)	1.51	1.43
Shareholder distributions from income (3)	(1.35)	(1.18)
Net asset value at end of period	$17.76	$17.54
Net assets at end of period	$1,146,588	$1,132,519
Shares outstanding at end of period	64,562,265	64,562,265
Per share market value at end of period	$16.60	$15.31
Total return based on market value (12)	19.60%	40.24%
Total return based on net asset value (4)	8.79%	8.46%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	12.64%	13.34%
Ratio of total expenses to average net assets (5)(11)(13)	13.04%	13.23%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.30%	7.25%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	10.92%	11.62%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	5.22%	4.86%
Average principal debt outstanding	$1,268,012	$1,466,088
Portfolio turnover (6)	43.51%	25.69%

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

(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2024 and 2023, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2024 and 2023, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2024 would be 12.64%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2023 would be 13.34%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2024 would be 13.04%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2023 would be 13.23%.
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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 5, 2024, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the consolidated financial statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through September 30, 2024, we have invested approximately $8,132.9 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2024 and December 31, 2023, 90.8% and 93.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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
•
other expenses incurred by the Administrator or us in connection with administering our business, including payments made to third-party providers of goods or services;
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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.7 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. We incurred expenses related to the Administrator of $1.8 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.4 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2024, the Company’s asset coverage was 187.8%.

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

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested $413.1 million, including PIK, in 83 portfolio companies, and had $248.0 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $165.1 million for the period. Of the $413.1 million invested during the three months ended September 30, 2024, $86.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the three months ended September 30, 2023, we invested $114.2 million, including PIK, in 59 portfolio companies, and had $102.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $11.4 million for the period. Of the $114.2 million invested during the three months ended September 30, 2023, $47.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2024, we invested $1,122.9 million, including PIK, in 134 portfolio companies, and had $1,017.6 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $105.2 million for the period. Of the $1,122.9 million invested during the nine months ended September 30, 2024, $186.9 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

During the nine months ended September 30, 2023, we invested $630.8 million, including PIK, in 91 portfolio companies, and had $616.2 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $14.6 million for the period. Of the $630.8 million invested during the nine months ended September 30, 2023, $160.1 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,540,482	63.9%	$1,521,521	63.2%	11.9%	11.9%
Second Lien Senior Secured Loan	61,227	2.5	55,358	2.3	14.3	14.3
Subordinated Debt	47,703	2.0	46,979	2.0	13.8	13.8
Preferred Equity	142,986	5.9	171,277	7.1	9.6	9.5
Equity Interest	216,694	9.0	220,178	9.1	11.4	11.4
Warrants	478	0.0	766	0.0	N/A	N/A
Subordinated Note in Investment Vehicles (2)	337,224	14.0	337,224	14.0	11.9	11.9
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	10	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	66,209	2.7	54,637	2.3	18.6	22.5
Total	$2,413,013	100%	$2,407,950	100.0%	12.1%	12.1%

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2024:

As of
September 30, 2024
Number of portfolio companies	159
Percentage of debt bearing a floating rate (1)	90.8%
Percentage of debt bearing a fixed rate (1)	9.2%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,367,959	98.1%	$2,380,572	98.9%
Non-accrual	45,054	1.9	27,378	1.1
Total	$2,413,013	100.0%	$2,407,950	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,258,601	98.1%	$2,271,055	98.8%
Non-accrual	43,233	1.9	27,288	1.2
Total	$2,301,834	100.0%	$2,298,343	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, there were nine loans from five issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,540,482	62.3%	$1,521,521	61.8%
Second Lien Senior Secured Loan	61,227	2.5	55,358	2.2
Subordinated Debt	47,703	1.9	46,979	1.9
Preferred Equity	142,986	5.8	171,277	6.9
Equity Interest	216,694	8.8	220,178	8.9
Warrants	478	0.0	766	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.6	337,224	13.7
Preferred Equity Interest Investment Vehicles (1)	10	0.0	10	0.0
Equity Interest in Investment Vehicles (1)	66,209	2.7	54,637	2.2
Cash and cash equivalents	25,336	1.0	25,336	1.0
Foreign cash	4,657	0.2	5,125	0.2
Restricted cash and cash equivalents	29,292	1.2	29,292	1.2
Total	$2,472,298	100.0%	$2,467,703	100.0%

(1)
Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loans	$1,495,237	61.9%	$1,464,423	60.9%
Second Lien Senior Secured Loans	69,749	2.9	68,439	2.8
Subordinated Debt	45,400	1.9	45,877	1.9
Structured Products	24,050	1.0	22,618	0.9
Preferred Equity	86,766	3.6	104,428	4.3
Equity Interests	207,209	8.6	221,355	9.2
Warrants	480	0.0	511	0.0
Subordinated Notes in Investment Vehicles (1)	306,724	12.7	306,724	12.7
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	(1,793)	(0.1)
Equity Interests in Investment Vehicles (1)	66,209	2.7	65,761	2.7
Cash and cash equivalents	42,995	1.8	42,995	1.8
Foreign cash	6,865	0.3	6,405	0.3
Restricted cash and cash equivalents	63,084	2.6	63,084	2.6
Total	$2,414,778	100.0%	$2,410,827	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2024 (dollars in thousands):

	As of September 30, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,492	0.1%	2	1.3%
2	2,298,486	95.5	146	91.8
3	61,532	2.6	6	3.8
4	45,440	1.8	5	3.1
Total	$2,407,950	100.0%	159	100.0%

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

Results of Operations

Our operating results for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Total investment income	$72,540	$72,390
Total expenses, net of fee waivers	37,531	36,102
Net investment income before taxes	35,009	36,288
Less: Income taxes, including excise tax	1,025	640
Net investment income	33,984	35,648
Net realized (gain) loss	2,808	(51,767)
Net change in unrealized appreciation	(3,696)	49,975
Net increase in net assets resulting from operations	$33,096	$33,856

Our operating results for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Total investment income	$219,310	$222,842
Total expenses, net of fee waivers	115,059	113,792
Net investment income before taxes	104,251	109,050
Less: Income taxes, including excise tax	3,200	2,332
Net investment income	101,051	106,718
Net realized gain (loss)	1,124	(69,566)
Net change in unrealized appreciation	(4,894)	55,160
Net increase in net assets resulting from operations	$97,281	$92,312

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Interest income	$55,420	$57,233
Dividend income	6,185	8,568
PIK income	5,231	5,581
Other income	5,704	1,008
Total investment income	$72,540	$72,390

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $55.4 million for the three months ended September 30, 2024 from $57.2 million for the three months ended September 30, 2023, primarily due to a decrease in the investment portfolio. Dividend income decreased to $6.2 million for the three months ended September 30, 2024 from $8.6 million for the three months ended September 30, 2023, primarily due to no dividend income from the 2018-1 Issuer interests, which were sold to SLP in the first quarter, and a decrease in dividend income on Gale Aviation in the third quarter. Other income increased to approximately $5.7 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023, primarily due to an increase in commitment, closing and consent fees earned on certain investments.

The composition of our investment income for the nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Interest income	$166,121	$172,283
Dividend income	22,690	25,689
PIK income	16,399	16,692
Other income	14,100	8,178
Total investment income	$219,310	$222,842

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $166.1 million for the nine months ended September 30, 2024 from $172.3 million for the nine months ended September 30, 2023, primarily due to a decrease in the investment portfolio. Dividend income decreased to $22.7 million for the nine months ended September 30, 2024 from $25.7 million for the nine months ended September 30, 2023, primarily due to a decrease in dividend income from the 2018-1 Issuer interests which were sold to SLP during the first quarter of 2024, and a decrease in dividend income on Gale Aviation in the third quarter. Other income increased to approximately $14.1 million for the nine months ended September 30, 2024 from $8.2 million for the nine months ended September 30, 2023, primarily due to an increase in amendment, closing and consent fees earned on certain investments. As of September 30, 2024, the weighted average yield of our investment portfolio decreased to 12.1% from 12.9% as of September 30, 2023, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Interest and debt financing expenses	$18,117	$20,775
Base management fee	8,897	9,140
Incentive fee	7,020	3,011
Professional fees	870	760
Directors fees	173	182
Other general and administrative expenses	2,454	2,234
Total expenses, net of fee waivers	$37,531	$36,102

The composition of our operating expenses for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023
Interest and debt financing expenses	$53,804	$60,784
Base management fee	26,484	27,166
Incentive fee	24,176	18,129
Professional fees	2,700	1,792
Directors fees	521	535
Other general and administrative expenses	7,374	5,386
Total expenses, net of fee waivers	$115,059	$113,792

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $18.1 million and $20.8 million for the three months ended September 30, 2024 and 2023, respectively. Interest and debt financing expense for the three months ended September 30, 2024 as compared to September 30, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. Interest and debt financing expenses on our borrowings totaled approximately $53.8 million and $60.8 million for the nine months ended September 30, 2024 and 2023, respectively. Interest and debt financing expense for the nine months ended September 30, 2024 as compared to September 30, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the three months ended September 30, 2024 was $1.3 billion compared to $1.4 billion for the three months ended September 30, 2023. The weighted average principal debt balance outstanding for the nine months ended September 30, 2024 was $1.3 billion compared to $1.5 billion for the nine months ended September 30, 2023.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and year ended December 31, 2023 were 5.1% and 5.2%, respectively.

Management Fee

Management fee (net of waivers) decreased to $8.9 million for the three months ended September 30, 2024 from $9.1 million for the three months ended September 30, 2023. Management fee (gross of waivers) decreased to $8.9 million for the three months ended September 30, 2024 from $9.1 million for the three months ended September 30, 2023, primarily due to a decrease in total assets throughout the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Management fee waived for the three months ended September 30, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) decreased to $26.5 million for the nine months ended September 30, 2024 from $27.2 million for the nine months ended September 30, 2023. Management fee (gross of waivers) decreased to $26.5 million for the nine months ended September 30, 2024 from $27.2 million for the nine months ended September 30, 2023, primarily due to a decrease in total assets throughout the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Management fee waived for the nine months ended September 30, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) increased to $7.0 million for the three months ended September 30, 2024 from $3.0 million for the three months ended September 30, 2023 primarily due to the mechanics of the Trailing Twelve Quarters aspect of the incentive fee calculation. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended September 30, 2024 and $0.0 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) increased to $24.2 million for the nine months ended September 30, 2024 from $18.1 million for the nine months ended September 30, 2023 primarily due to the mechanics of the Trailing Twelve Quarters aspect of the incentive fee calculation. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the nine months ended September 30, 2024 and $0.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $3.3 million for the three months ended September 30, 2024 from $3.0 million for the three months ended September 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $10.1 million for the nine months ended September 30, 2024 from $7.2 million for the nine months ended September 30, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Net realized gain on investments	$4,637	$729
Net realized loss on investments	(1,384)	(51,602)
Net realized gain on foreign currency transactions	9	—
Net realized loss on foreign currency transactions	(474)	(673)
Net realized gain on forward currency exchange contracts	20	291
Net realized loss on forward currency exchange contracts	—	(512)
Net realized gains (losses)	$2,808	$(51,767)

Change in unrealized appreciation on investments	$30,838	$68,734
Change in unrealized depreciation on investments	(29,839)	(25,587)
Net change in unrealized appreciation on investments	999	43,147
Unrealized appreciation on foreign currency translation	998	(279)
Unrealized appreciation on forward currency exchange contracts	(5,693)	7,107
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(4,695)	6,828
Net change in unrealized appreciation	$(3,696)	$49,975

For the three months ended September 30, 2024 and 2023, we had net realized gains (losses) on investments of $3.3 million and ($50.9) million, respectively, which was primarily driven by full or partial sales or paydowns of our investments. For the three months ended September 30, 2024 and 2023, we had net realized (losses) on foreign currency transactions of ($0.5) million and ($0.7) million, respectively. For the three months ended September 30, 2024 and 2023, we had realized gains (losses) on forward currency contracts of $0.0 million and ($0.2) million, respectively, primarily as a result of settling GBP forward contracts.

For the three months ended September 30, 2024, we had $30.8 million in unrealized appreciation on 83 portfolio company investments, which was offset by $29.8 million in unrealized depreciation on 78 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended September 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

For the three months ended September 30, 2023, we had $68.7 million in unrealized appreciation on 62 portfolio company investments, which was offset by $25.6 million in unrealized depreciation on 81 portfolio company investments. Unrealized depreciation for the three months ended September 30, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation for the three months ended September 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the three months ended September 30, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of ($5.7) million and $7.1 million, respectively. For the three months ended September 30, 2024, unrealized depreciation on forward currency exchange contracts was primarily due to GBP, EUR and AUD forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net realized gain on investments	$13,868	$2,579
Net realized loss on investments	(13,772)	(64,332)
Net realized gain on foreign currency transactions	—	—
Net realized loss on foreign currency transactions	(888)	(5,207)
Net realized gain on forward currency exchange contracts	1,949	410
Net realized loss on forward currency exchange contracts	(33)	(3,016)
Net realized gains (losses)	$1,124	$(69,566)

Change in unrealized appreciation on investments	$63,458	$77,649
Change in unrealized depreciation on investments	(65,030)	(31,896)
Net change in unrealized appreciation on investments	(1,572)	45,753
Unrealized appreciation on foreign currency translation	967	3,615
Unrealized appreciation on forward currency exchange contracts	(4,289)	5,792
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(3,322)	9,407
Net change in unrealized appreciation	$(4,894)	$55,160

For the nine months ended September 30, 2024 and 2023, we had net realized gains (losses) on investments of $0.1 million and ($61.8) million, respectively, which was primarily driven by full or partial sales or paydowns of our investments. For the nine months ended September 30, 2024 and 2023, we had net realized losses on foreign currency transactions of ($0.9) million and ($5.2) million, respectively. For the nine months ended September 30, 2024 and 2023, we had net realized gains (losses) on forward currency contracts of $1.9 million and ($2.6) million, respectively, primarily as a result of settling AUD, CAD, EUR, GBP and NOK forward contracts.

For the nine months ended September 30, 2024, we had $63.5 million in unrealized appreciation on 92 portfolio company investments, which was offset by $65.0 million in unrealized depreciation on 76 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the nine months ended September 30, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

For the nine months ended September 30, 2023, we had $77.6 million in unrealized appreciation on 80 portfolio company investments, which was offset by ($31.9) million in unrealized depreciation on 68 portfolio company investments. Unrealized depreciation for the nine months ended September 30, 2023 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments. Unrealized appreciation for the nine months ended September 30, 2023 resulted from an increase in fair value, primarily due to positive valuation adjustments.

For the nine months ended September 30, 2024 and 2023, we had unrealized appreciation on forward currency exchange contracts of ($4.3) million and $5.8 million, respectively. For the nine months ended September 30, 2024, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, GBP, and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$4,034	$(5,512)
Net realized gain on investments due to foreign currency	1,014	121
Net change in unrealized appreciation on foreign currency translation	998	(279)
Net realized loss on foreign currency transactions	(465)	(673)
Net change in unrealized appreciation on forward currency exchange contracts	(5,693)	7,107
Net realized gain (loss) on forward currency exchange contracts	20	(221)
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(92)	$543

Included in total net losses on the consolidated statements of operations were gains (losses) of $5.6 million and ($6.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($5.7) million and $6.9 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is ($0.1) million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net change in unrealized appreciation on investments due to foreign currency	$2,351	$(1,096)
Net realized gain on investments due to foreign currency	832	1,016
Net change in unrealized appreciation on foreign currency translation	967	3,615
Net realized loss on foreign currency transactions	(888)	(5,207)
Net change in unrealized appreciation on forward currency exchange contracts	(4,289)	5,792
Net realized gain (loss) on forward currency exchange contracts	1,916	(2,606)
Foreign currency impact to net increase in net assets resulting from operations	$889	$1,514

Included in total net losses on the consolidated statements of operations were gains (losses) of $3.3 million and ($1.7) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2024 and 2023, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($2.4) million and $3.2 million, respectively, included in the above table, the net impact of foreign currency on total net gains on the consolidated statements of operations is $0.9 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2024 and 2023, the net increase in net assets resulting from operations was $33.1 million and $33.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2024 and 2023, our per share net increase in net assets resulting from operations was $0.51 and $0.52, respectively.

For the nine months ended September 30, 2024 and 2023, the increase in net assets resulting from operations was $97.3 million and $92.3 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2024 and 2023, our per share net increase in net assets resulting from operations was $1.51 and $1.43, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 187.8% and 189.9%, respectively.

At September 30, 2024 and December 31, 2023, we had $59.8 million and $112.5 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2024, we had approximately $501.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023 we had approximately $343.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $52.7 million. During the nine months ended September 30, 2024, we used ($7.1) million in cash for operating activities. The increase in cash used in operating activities was primarily related to purchases of investments of $1,097.8 million, which was offset by proceeds from principal payments and sales of investments of $1,001.5 million and a net increase in assets resulting from operations of $97.3 million.

During the nine months ended September 30, 2024, we used $45.7 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $522.3 million and distributions paid during the period of $85.2 million, partially offset by borrowings of $565.0 million.

For the nine months ended September 30, 2023, cash, foreign cash, restricted cash, and cash equivalents decreased by $20.3 million. During the nine months ended September 30, 2023, we provided $70.6 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to cash generated from earnings of $92.3 million outpacing net increase in investments of $14.6 million.

During the nine months ended September 30, 2023, we used $89.3 million for financing activities, primarily due to borrowings and repayments on our Sumitomo Credit Facility and paying our quarterly dividend to shareholders.

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

During the nine months ended September 30, 2024, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan. During the nine months ended September 30, 2023, we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2024, there have been no repurchases of common stock.

Debt

The Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 were as follows:

	As of September 30, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,326	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,371	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	297,211	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	353,699	353,699	665,000	311,000	311,000
Total Debt	$1,807,500	$1,306,199	$1,300,607	$1,617,500	$1,263,500	$1,255,933

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
On January 26, 2022, Gale Aviation (Offshore) Co investment, a controlled affiliate investment of the Company, entered into a letter of credit agreement with Sumitomo Mitsui Banking Corporation for $14.7 million. On October 2, 2023, $4.0 million of the letter of credit agreement was terminated. On July 4, 2024, the remaining $10.7 million of the letter of credit agreement was terminated.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2024 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
Total distributions declared			$1.35	$87,159

(1) Represents a special dividend.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
Total distributions declared			$1.18	$76,184

Distributions to common stockholders are recorded on the record date. To the extent that we have income available, we intend to distribute quarterly distributions to our stockholders. Our quarterly distributions, if any, will be determined by the Board. Any distributions to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2016. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Recent Developments

See “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 12. Subsequent Events” for a summary of recent developments.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP. The Company’s unaudited consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the FASB Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their concluded ranges.

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	353,699	—	—	353,699	—
Total Debt Obligations	$1,306,199	$—	$600,000	$353,699	$352,500

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

Assuming that the statement of financial condition as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 basis points	$(17,189)	$(7,062)	$(8,355)
Down 200 basis points	(34,071)	(14,124)	(16,456)
Down 300 basis points	(50,726)	(21,186)	(24,371)
Up 100 basis points	17,189	7,062	8,355
Up 200 basis points	34,378	14,124	16,710
Up 300 basis points	51,567	21,186	25,064

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended September 30, 2024.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.32

Third Amendment dated as of May 20, 2024 to Revolving Credit Agreement, dated as of December 24, 2021, by and among the Company as Borrower, with Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sole Book Runner, and with Sumitomo Mitsui Banking Corporation and MUFG Union Bank, N.A., as Joint Lead Arrangers. (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q (File No.814-01175) filed on August 6, 2024).

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

Bain Capital Specialty Finance, Inc.

Date: November 5, 2024	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 5, 2024	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer