Form 10-K
period 2024-12-31
Bain Capital Specialty Finance, Inc.
filed 2025-02-27
CIK 1655050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, was $902.6 million based on the number of shares held by non-affiliates of the registrant as of December 31, 2024. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of February 27, 2025, 64,614,594.23 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

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
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value ("NAV") through increased net unrealized depreciation.
•
We are dependent upon key personnel of Bain Capital Credit and our Advisor.
•
Our executive officers and directors, our Advisor, Bain Capital Credit and their affiliates, officers, directors and employees may face certain conflicts of interest;
•
We may need to raise additional capital and existing stockholders may be diluted by any such capital raise.
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
•
Our board of directors (the "Board") may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

ii

•
Our Advisor and Administrator each have the ability to resign on 60s' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
We and our Advisor are subject to regulations and SEC oversight, including limits on issuance of debt. If we or they fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.
•
Our portfolio companies may default or may need to restructure their obligations to us.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer or industry.
•
We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company ("RIC") or do not distribute all of our taxable income.
•
Investing in our common stock involves an above average degree of risk.
•
The market price of our common stock may fluctuate significantly.
•
We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.
•
Geopolitical events, including international sanctions, may have material adverse impact on us and our portfolio companies.
•
Inflation and actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We may be the target of litigation.

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

Our primary focus is capitalizing on opportunities within Bain Capital Credit’s Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term "middle market" to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt). We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be at fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Our investments are subject to a number of risks. See “Risk Factors—Relating to Our Investments.”

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

The Investment Advisor

The Company’s investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Advisers Act pursuant to an investment advisory agreement, as amended from time to time (the “Amended Advisory Agreement”). The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.

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

About Bain Capital Credit

Bain Capital Credit was established in 1998. Bain Capital Credit and its subsidiaries (including the credit vehicles managed by its Alternative Investment Fund Manager affiliate except for vehicles managed by the Special Situations team) had approximately $51.0 billion in assets under management as of December 31, 2024. To date, Bain Capital Credit has invested across the credit products and fixed income universe, including performing and distressed bank loans, high yield bonds, debtor-in-possession loans, senior direct lending, mezzanine debt and other junior securities, structured products, credit-based equities and other investments. Bain Capital Credit has invested over $24.0 billion in the Senior Direct Lending Strategy since 1999 (of which approximately $3.1 billion has been invested within the 12‑month period ended September 30, 2024) and has an extensive track record as a non-traditional lender in the middle market. The Senior Direct Lending Strategy is defined as primarily consisting of investments in secured debt in companies with EBITDA of $10.0 million to $150.0 million.

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

The Board of Directors

Our business and affairs are managed under the direction of the Board. The Board consists of eight members, five of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of the Board. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of our financing arrangements and investment activities and fair valuation of our assets.

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

Investment Focus

Our primary focus is capitalizing on senior middle market lending opportunities. We seek to provide risk adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term “middle market” to refer to companies with between $10.0 million and $150.0 million in EBITDA. However, we may, from time to time, invest in larger or smaller companies. We focus on (i) senior secured investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including “unitranche” loans, which are loans that combine both senior and mezzanine debt) and (ii) mezzanine debt and other junior securities with a focus on downside protection. We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity, and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in equity securities, distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Leverage is expected to be utilized to help the Company meet its investment objective. Any such leverage, if incurred, is expected to increase the total capital available for investment by the Company. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

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

As of December 31, 2024, our portfolio consisted of the following (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,579,288	64.5%	$1,557,823	64.1%
Second Lien Senior Secured Loan	48,720	2.0	30,104	1.2
Subordinated Debt	54,443	2.2	53,350	2.2
Preferred Equity	142,046	5.8	170,876	7.0
Equity Interest	219,052	9.0	230,615	9.5
Warrants	-	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.8	337,224	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.7	50,559	2.1
Total	$2,446,990	100.0%	$2,431,189	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,491	0.1%	1	0.6%
2	2,344,745	96.4	156	92.8
3	62,149	2.6	6	3.6
4	21,804	0.9	5	3.0
Total	$2,431,189	100.0%	168	100.0%

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

We use the expertise of the investment professionals of Bain Capital Credit to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Bain Capital Credit will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in an increasingly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

We have also entered into an Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative services necessary for us to operate, and we utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our chief compliance officer (“Chief Compliance Officer”) and chief financial officer (“Chief Financial Officer”)) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) internal control assessment. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator would not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Both the Amended Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, both the Amended Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Amended Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Amended Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Upon termination of the Amended Advisory Agreement, the Company will be required to change its name which may have a material adverse impact on the Company’s operations. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon key personnel of Bain Capital Credit and our Advisor.”

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

To the extent that expenses to be borne by us are paid by BCSF Advisors, we will generally reimburse BCSF Advisors for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. BCSF Advisors will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

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

The Advisor engaged placement agents to assist with the placement of the Company’s common stock, and may engage additional or different placement agents in the future. The Advisor and/or investors referred by a placement agent shall pay all compensation to the placement agents. The Company did not pay compensation to any placement agents in connection with the Company’s initial private offering (the “Private Offering”). The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.

Capital Resources and Borrowings

We anticipate cash to be generated from future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Effective February 2, 2019, following stockholder approval of the reduce asset coverage proposal, the Company may maintain an asset coverage ratio of only 150%. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

On May 20, 2024, the Company entered into the Third Amendment to the Sumitomo Credit Agreement (the “Third Amendment”). The Third Amendment provides for, among other things, (i) an extension of the revolver availability period from December 24, 2025 to May 19, 2028, (ii) an extension of the scheduled maturity date from December 24, 2026 to May 18, 2029, (iii) the conversion of a portion of the existing revolver availability into term loan availability, (iv) an upsize in the total facility amount from $665,000,000 to $855,000,000, (v) an increase in the accordion provision to permit increases to a total facility amount of up to $1,500,000,000, (vi) the reduction of the credit adjustment spread for term benchmark loans denominated in Dollars, from 0.10% for one-month tenor loans, 0.15% for three-month tenor loans and 0.25% for six-month tenor loans to 0.10% for all loan tenors, and (vii) the joinder of new lenders to the Sumitomo Credit Agreement.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

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

Monitoring Investments

In most cases, we will not have influence over the board of our portfolio companies. In some instances, the Advisor’s investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with the Advisor’s Credit Committee and the Board, the Advisor will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements may affect us. For example:

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor and our non-interested directors will receive a copy annually, and, accordingly, are subject to change.

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

The Advisor intends to vote proxies or similar corporate actions in accordance with the best interests of our stockholders, taking into account such factors as it deems relevant in its sole discretion. Upon receipt of a proxy request, the Advisor’s Operations department contacts a senior investment professional responsible for the issuer. The senior investment professional communicates the proxy voting decision to Operations. The hard-copy documentation is completed by Operations and sent back to the appropriate party. Operations maintains a log of all proxy voting documentation received and the status thereof.

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

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations), pension plans and trusts, financial institutions, real estate investment trusts, RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

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

Election to be Taxed as a RIC

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

Bain Capital Credit’s and our Advisor’s investment professionals have substantial responsibilities in connection with the other funds and accounts managed by Bain Capital Credit ("Bain Capital Credit Funds" or "Bain Capital Credit Clients"). The personnel of Bain Capital Credit may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment. The employees of our Advisor and other Bain Capital Credit investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of our Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Bain Capital Credit. Subject to certain remedies, in the event that certain employees of our Advisor cease to be actively involved with us, we will be required to rely on the ability of Bain Capital Credit to identify and retain other investment professionals to conduct our business. The Board intends to evaluate the commitment and performance of our Advisor in conjunction with the annual approval of the Amended Advisory Agreement and Administration Agreement.

Under the Resource Sharing Agreement, Bain Capital Credit has agreed to provide our Advisor with experienced investment professionals necessary to fulfill its obligations under the Amended Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure stockholders that Bain Capital Credit will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure stockholders that our Advisor will enforce the Resource Sharing Agreement if Bain Capital Credit fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Bain Capital Credit and its affiliates or their information and deal flow. The Advisor, Bain Capital Credit and/or their affiliates will enter into employment contracts with and provide life insurance for their key personnel.

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

Our primary focus in making investments may differ from those of existing Bain Capital Credit Funds and Related Funds and the funds and accounts managed by the affiliate advisors (including our Advisor's funds) ("Related Funds"). Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of Bain Capital Credit or the historical performance of Bain Capital Credit Funds and/or Related Funds, and we caution stockholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that our Advisor will be able to continue to implement our investment objectives with the same degree of success as it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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

The executive officers and directors and other employees of Bain Capital Credit and our Advisor, including our portfolio managers, are, or may be, investors in, or serve, or may serve, as officers, directors, members, or principals of, entities that operate in the same or a related line of business as we do, or of Bain Capital Credit Clients. Similarly, Bain Capital Credit and its affiliated advisors may have other clients with similar, different or competing investment objectives. Accordingly, the members of the professional staff of Bain Capital Credit and our Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by Bain Capital Credit.

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

In addition, under the incentive fee structure, our Advisor may benefit when capital gains are recognized and, because our Advisor will determine when to sell a holding, our Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when our Advisor has interests that differ from those of our stockholders, giving rise to a conflict. As a result, our Advisor may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our AUM and makes it easier for our Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to our Advisor. Our Advisor may thus have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash. This risk could be increased because our Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero-coupon securities).

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

Conflicts created by the valuation process for certain portfolio holdings.

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, the Board has designated the Advisor as the "Valuation Designee" to perform fair value determinations for these investments pursuant to Rule 2a-5 under the 1940 Act, as described below in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Advisor’s investment professionals in our valuation process, and the pecuniary interest in our Advisor by certain members of the Board, could result in a conflict of interest as our Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. We may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party service providers.

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

Our business could be adversely affected in the event we default under our debt agreements.

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

As of December 31, 2024, we had approximately $1,395.2 million of outstanding borrowings under (i) the 2019-1 Notes, (ii) the March 2026 Notes, (iii) the October 2026 Notes, and (iii) the Sumitomo Credit Facility (collectively with the 2019-1 Notes, the March 2026 Notes and the October 2026 Notes, the “Borrowings”). The weighted average stated interest rate on our principal amount of outstanding indebtedness as of December 31, 2024 was 5.1% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the Borrowings in the future and we may increase the size of the Borrowings or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our Board’s assessments of market and other factors at the time of any proposed borrowing.

The Borrowings impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Borrowings or to add new or replacement debt facilities or to issue debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2024 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024 (182%) (1)	(29.38)%	(17.83)%	(6.28)%	5.27%	16.82%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(41.11)%	(25.69)%	(10.26)%	5.17%	20.59%

(1)
Based on (i) $2,632.2 million in total assets as of December 31, 2024, (ii) $1,395.2 million in outstanding indebtedness as of December 31, 2024, (iii) $1,139.7 million in net assets as of December 31, 2024, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.1%.
(2)
Based on (i) $3,516.3 million in total assets on a pro forma basis as of December 31, 2024, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $2,279.3 million in outstanding indebtedness on a pro forma basis as of December 31, 2024 after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $1,139.7 million in net assets as of December 31, 2024, and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.1%.

The discontinuation of LIBOR could have a significant impact on our business.

The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of all LIBOR settings has ceased. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding the long-term effects of the transition from LIBOR, including, but not limited to, how this will impact the cost and value of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to any floating rate benchmarks that may be enacted in the future. The elimination of LIBOR or any other floating rate benchmark or any other changes or reforms to the determination or supervision of any other floating rate benchmark could have an adverse impact on the market for or value of any linked (or in the case of LIBOR, formerly-linked) securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when any applicable floating rate benchmark ceases to exist, the Company may need to renegotiate credit agreements extending beyond the related phase out date with portfolio companies that continue to utilize that benchmark as a factor in determining the interest rate, in order to replace the benchmark with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of such a benchmark, some or all of these credit agreements may bear a lower interest rate, which could have an adverse impact on the Company’s results of operations. If the Company is unable to renegotiate certain terms of its credit facilities, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations.

We are and may be subject to restrictions under our debt agreements and any future credit or other borrowing facility that could adversely impact our business.

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

The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.

We expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, the Advisor will value these investments pursuant to its own written valuation policies and procedures as approved by the Board, pursuant to its delegation to the Advisor, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Advisor as the Valuation Designee and not by such third-party valuation firm. The types of factors that the Advisor may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.

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

Under the terms of the relevant master loan sale agreements, we sold and/or contributed to the 2019-1 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such master loan sale agreement (including an increase in the value of the “Membership Interests”). On March 7, 2022, the Company sold 70% of the membership equity interests of the Company's 2018-1 Notes to SLP, which resulted in the deconsolidation of the 2018-1 Notes and the 2018-1 Issuer's financial statements from the Company's consolidated financial statements. We hold 100% of the equity interests in the 2019-1 Issuer. As a result, we expect to consolidate the financial statements of the 2019-1 Issuer, as well as our other controlled subsidiaries, in our consolidated financial statements. However, once contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, we hold membership interests in a CLO issuer (i.e., the 2018-1 Issuer and 2019-1 Issuer), with the CLO holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the equity interests of the CLO (i.e., the Membership Interests) and the risks and benefits associated with the underlying loans and participation interests held by the 2018-1 Issuer and 2019-1 Issuer.

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

While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Advisor as the Valuation Designee as described above in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

We may also invest a portion of our capital in debt securities issued by issuers domiciled in Europe, including issuers domiciled in the U.K. On January 31, 2020, the U.K. ended its membership in the European Union (commonly referred to as “Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the U.K. and the EU, the UK’s departure from the EU was followed by a transition period, which ran until December 31, 2020. On December 31, 2021, the U.K. and the EU signed the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the EU’s and UK’s relationship post Brexit. However, under the TCA, many aspects of the EU-UK relationship remain subject to further negotiation. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

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

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our Independent Directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant changes in the capital market may adversely affect the pace of our investment activity and economic activity generally. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

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

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Advisor or certain of their affiliates, fail to comply with the relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

We are subject to risks associated with artificial intelligence

In recent years, technological advances have fueled the rapid growth of artificial intelligence (“AI”), in particular generative AI, and accordingly, the use of AI is becoming increasingly prevalent in a number of sectors. Due to the rate at which AI is improving and the scope of its potential application is therefore broadening, at this time, it is unclear what impact (including, where relevant, opportunities) AI may have on the Company and/or the Company’s investments, as well as the wider financial sector. Inappropriate deployment of AI by a portfolio investment of the Company could have a material adverse impact on such investment, and therefore a negative impact on the Company and investors. The rise of AI has also brought a renewed focus from governments and regulators on the regulation of such technology. The world’s first comprehensive laws to regulate AI were agreed by the EU at the end of 2023, although these are not likely to come into full force and effect until 2026. Other jurisdictions (including the U.S. and UK) are considering or proposing their own approaches to the regulation of AI. Such laws and/or regulations could have a material adverse impact on the Company and/or the Company’s investments.

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

Certain of our portfolio companies may be impacted by inflation as well as actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Actions by the U.S. Federal Reserve and certain other central banks or monetary authorities may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. It is difficult to predict the magnitude or timing of these interest rate changes and the impact such actions will have on the Company’s portfolio companies and the markets where they operate.

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

Geopolitical events have a material adverse impact on us and our portfolio companies.

In response to Russia's invasion of Ukraine in 2022, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. The outbreak of hostilities in the Middle East could also escalate further. The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

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

Global climate change is widely considered to be a significant threat to the global economy. Real estate and similar assets in particular may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose real estate and similar assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). We cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real estate and similar assets once undertaken, any of which could have a material adverse effect on an investment, or us.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in investing in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with stockholders, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has issued rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability. On the other hand, certain state governments have begun to challenge the use of ESG factors in investment decisions, potentially setting up conflicting standards for the Company to address.

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

Material Impact of Cybersecurity Risks

During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or that are reasonably likely to materially affect the Company, including our business strategy, operational results, and financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our common stocks and our ability to pay distributions.”

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

Bain Capital’s CISO and Information Security Team are responsible for the Cybersecurity Program applicable to the Company and, along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on Bain Capital’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 10 years and has more than 14 years’ experience in information security, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company. Members of Bain Capital’s management also possess relevant expertise in various disciplines that are key to effectively managing such risks, such as extensive experience in managing compliance risks in the financial sector, including those related to cybersecurity. Bain Capital’s CISO has deep expertise in cybersecurity, holding the CISSP certification and having completed an Executive Master’s in Cyber Security from Brown University and having received a Chief Risk Officer Certificate from Carnegie Mellon. Members of Bain Capital’s Information Security Team hold various industry certifications and regularly attend trainings and industry conferences.

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

Holders

As of February 21, 2025, there were approximately 104 holders of record of our common stock.

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

The following table summarizes distributions declared during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
Total distributions declared			$4.78	$308,607
(1) Represents a special dividend.

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

Performance Graph

The following graph compares the return on our common stock with that of the S&P BDC Index and the Standard & Poor’s 500 Stock Index, for the period from November 15, 2018, the date our common stock began trading, through December 31, 2024. The graph assumes that, on November 15, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10‑K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

235
230
225
220
215
210
205
200
195
190
185
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
2/29/2024
4/30/2024
6/28/2024
8/30/2024
10/31/2024
12/31/2024
BCSF
S&P BDC Index
S&P 500

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8‑K, we did not sell any securities during the last three fiscal years that were not registered under the Securities Act.

SENIOR SECURITIES

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2024, 2023, 2022, 2021, and 2020, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

	Total Amount		Involuntary
	Outstanding Exclusive		Liquidating	Average
	of Treasury Securities (1)	Asset Coverage	Preference	Market Value
Class and Year/Period	($in millions)	Per Unit (2)	Per Unit (3)	Per Unit (4)
Facilities
December 31, 2024	$442.7	$5,725.9	—	N/A
December 31, 2023	$311.0	$7,716.9	—	N/A
December 31, 2022	$443.0	$5,670.2	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$551.0	$4,598.0	—	N/A
December 31, 2019	$814.8	$3,188.0	—	N/A
December 31, 2018	$271.3	$6,039.8	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A
2018-1 Notes
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$365.7	$6,920.2	—	N/A
December 31, 2020	$365.7	$6,927.8	—	N/A
December 31, 2019	$365.7	$7,103.1	—	N/A
December 31, 2018	$365.7	$4,480.7	—	N/A
2019-1 Debt
December 31, 2024	$352.5	$7,191.1	—	N/A
December 31, 2023	$352.5	$6,808.4	—	N/A
December 31, 2022	$352.5	$7,125.9	—	N/A
December 31, 2021	$352.5	$7,179.3	—	N/A
December 31, 2020	$398.8	$6,352.8	—	N/A
December 31, 2019	$398.8	$6,513.6	—	N/A
2023 Notes
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$112.5	$22,495.2	—	N/A
December 31, 2020	$150.0	$16,890.1	—	N/A
March 2026 Notes
December 31, 2024	$300.0	$8,449.6	—	N/A
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
October 2026 Notes
December 31, 2024	$300.0	$8,449.6	—	N/A
December 31, 2023	$300.0	$7,999.9	—	N/A
December 31, 2022	$300.0	$8,373.0	—	N/A
December 31, 2021	$300.0	$8,435.7	—	N/A
Total Senior Securities
December 31, 2024	$1,395.2	$1,816.9	—	N/A
December 31, 2023	$1,263.5	$1,899.5	—	N/A
December 31, 2022	$1,395.5	$1,800.0	—	N/A
December 31, 2021	$1,430.7	$1,768.9	—	N/A
December 31, 2020	$1,465.5	$1,728.8	—	N/A
December 31, 2019	$1,579.3	$1,644.8	—	N/A
December 31, 2018	$637.0	$2,572.4	—	N/A
December 31, 2017	$451.0	$2,124.1	—	N/A
December 31, 2016	$59.1	$2,867.1	—	N/A

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
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Consolidated Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 have been derived from our audited consolidated financial statements, which are included in the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in recent filings with the SEC. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

The following selected consolidated financial data as of and for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report (dollars in thousands):

	As of and for the	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Consolidated statements of operations data:
Total investment income	$292,653	$297,789	$219,545	$197,394	$194,460
Total expenses, net of waivers	153,501	152,817	116,002	109,522	108,397
Net investment income before taxes	139,152	144,972	103,543	87,872	86,063
Income tax expense, including excise tax	4,475	3,357	837	134	232
Net investment income after taxes	134,677	141,615	102,706	87,738	85,831
Net realized and unrealized gain (loss)	(15,259)	(18,240)	2,774	32,069	(77,553)
Net increase in net assets resulting from operations	$119,418	$123,375	$105,480	$119,807	$8,278
Per share data:
Net investment income	$2.09	$2.19	$1.59	$1.36	$1.46
Net increase in net assets resulting from operations	$1.85	$1.91	$1.63	$1.86	$0.14
Distributions declared(1)	$1.80	$1.60	$1.38	$1.36	$1.43
Consolidated statements of assets and liabilities data (at period end):
Total assets	$2,632,157	$2,472,348	$2,592,434	$2,571,193	$2,603,492
Total investments, at fair value	2,431,189	2,298,343	2,386,977	2,289,105	2,484,488
Total liabilities	1,492,485	1,335,882	1,476,043	1,471,187	1,535,488
Total debt, net of unamortized debt issuance costs	1,390,270	1,255,933	1,385,303	1,414,982	1,458,360
Total net assets	1,139,672	1,136,466	1,116,391	1,100,006	1,068,004

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

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on February 28, 2023.

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through December 31, 2024, we have invested approximately $8,784.3 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

On November 19, 2018, we closed our initial public offering (the “IPO”) issuing 7,500,000 shares of our common stock at a public offering price of $20.25 per share. Shares of common stock of the Company began trading on the New York Stock Exchange under the symbol “BCSF” on November 15, 2018.

Our primary focus is capitalizing on opportunities within Bain Capital Credit's Senior Direct Lending Strategy, as defined below, which seeks to provide risk-adjusted returns and current income to investors by investing primarily in middle-market direct lending opportunities across North America, Europe and Australia and also in other geographic markets. We use the term "middle market" to refer to companies with between $10.0 million and $150.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, we may, from time to time, invest in larger or smaller companies. We focus on senior investments with a first or second lien on collateral and strong structures and documentation intended to protect the lender (including "unitranche" loans, which are loans that combine both senior and mezzanine debt). We generally seek to retain effective voting control in respect of the loans or particular class of securities in which we invest through maintaining affirmative voting positions or negotiating consent rights that allow us to retain a blocking position. We may also invest in mezzanine debt and other junior securities, including common and preferred equity and in secondary purchases of assets or portfolios, on an opportunistic basis, but such investments are not the principal focus of our investment strategy. We may also invest, from time to time, in distressed debt, debtor-in-possession loans, structured products, structurally subordinate loans, investments with deferred interest features, zero-coupon securities and defaulted securities. Our debt investments may be fixed or floating interest rates, and our floating rate investments may utilize one or more reference rates, such as SOFR. Our investments are subject to a number of risks.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2024 and December 31, 2023, 92.0% and 93.8%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $2.5 million, $1.2 million and $0.1 million for December 31, 2024, 2023 and 2022 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for December 31, 2024, 2023 and 2022 respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of December 31, 2024, the Company’s asset coverage was 181.7%.

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

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested $1,670.7 million, including PIK, in 159 portfolio companies, and had $1,522.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $147.9 million for the year. Of the $1,670.7 million invested during the year ended December 31, 2024, $291.2 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
					Weighted Average
					Yield (1)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,579,288	64.5%	$1,557,823	64.1%	11.4%	11.4%
Second Lien Senior Secured Loan	48,720	2.0	30,104	1.2	14.1	14.1
Subordinated Debt	54,443	2.2	53,350	2.2	14.3	14.3
Preferred Equity	142,046	5.8	170,876	7.0	9.0	8.8
Equity Interest	219,052	9.0	230,615	9.5	11.8	11.8
Warrants	-	0.0	628	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (2)	337,224	13.8	337,224	13.9	11.5	11.5
Preferred Equity Interest in Investment Vehicles (2)	10	0.0	10	0.0	N/A	N/A
Equity Interests in Investment Vehicles (2)	66,207	2.7	50,559	2.1	18.6	24.3
Total	$2,446,990	100.0%	$2,431,189	100.0%	11.7%	11.8%

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

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	168
Percentage of debt bearing a floating rate (1)	92.0%
Percentage of debt bearing a fixed rate (1)	8.0%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,414,650	98.7%	$2,427,455	99.8%
Non-accrual	32,340	1.3	3,734	0.2
Total	$2,446,990	100.0%	$2,431,189	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2023 (dollars in thousands):

	As of December 31, 2023
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,258,601	98.1%	$2,271,055	98.8%
Non-accrual	43,233	1.9	27,288	1.2
Total	$2,301,834	100.0%	$2,298,343	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, there were eight loans from five issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2023, there were five loans from three issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,579,288	62.1%	$1,557,823	61.6%
Second Lien Senior Secured Loan	48,720	1.9	30,104	1.2
Subordinated Debt	54,443	2.1	53,350	2.1
Preferred Equity	142,046	5.6	170,876	6.8
Equity Interest	219,052	8.6	230,615	9.1
Warrants	-	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.2	337,224	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.6	50,559	2.0
Cash and cash equivalents	51,562	2.0	51,562	2.0
Foreign cash	2,640	0.1	1,963	0.1
Restricted cash and cash equivalents	45,541	1.8	45,541	1.8
Total	$2,546,733	100.0%	$2,530,255	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$2,491	0.1%	1	0.6%
2	2,344,745	96.4	156	92.8
3	62,149	2.6	6	3.6
4	21,804	0.9	5	3.0
Total	$2,431,189	100.0%	168	100.0%

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

As of December 31, 2024, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2024, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2024	December 31, 2023
Total investments	$655,804	$709,846
Weighted average yield on investments	10.6%	11.3%
Number of borrowers in ISLP	35	37
Largest portfolio company investment	$51,142	$47,432
Total of five largest portfolio company investments	$196,173	$206,779
Unfunded commitments	$3,907	$11,496

Bain Capital Senior Loan Program, LLC

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

As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	December 31, 2024	December 31, 2023
Total investments	$1,399,241	$879,930
Weighted average yield on investments	10.6%	12.1%
Number of borrowers in SLP	100	62
Largest portfolio company investment	$35,681	$32,283
Total of five largest portfolio company investments	$171,681	$151,954
Unfunded commitments	$991	$3,734

Results of Operations

Our operating results for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$292,653	$297,789	$219,545
Total expenses, net of fee waivers	153,501	152,817	116,002
Net investment income before taxes	139,152	144,972	103,543
Less: Income taxes, including excise tax	4,475	3,357	837
Net investment income	134,677	141,615	102,706
Net realized gain (loss)	(8,463)	(49,438)	22,359
Net change in unrealized appreciation	(6,796)	31,198	(19,585)
Net increase in net assets resulting from operations	$119,418	$123,375	$105,480

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the years ended December 31, 2024, 2023 and 2022 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$222,241	$228,550	$166,273
Dividend income	28,674	35,834	23,144
PIK income	23,141	22,844	15,037
Other income	18,597	10,561	15,091
Total investment income	$292,653	$297,789	$219,545

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $222.2 million for the year ended December 31, 2024 from $228.6 million for the year ended December 31, 2023, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $28.7 million for the year ended December 31, 2024 from $35.8 million for the year ended December 31, 2023, primarily due to a decrease in dividend income from the 2018-1 Issuer interests which were sold to SLP during the first quarter of 2024, and a decrease in dividend income on the Gale Aviation investment in the third and fourth quarters of 2024. Other income increased to approximately $18.6 million for the year ended December 31, 2024 from $10.6 million for the year ended December 31, 2023, primarily due to an increase in amendment, closing and commitment fees earned on certain investments. As of December 31, 2024, the weighted average yield of our investment portfolio decreased to 11.7% from 13.0% as of December 31, 2023, at amortized cost.

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

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest and debt financing expenses	$74,688	$80,008	$52,318
Base management fee	35,644	36,095	34,669
Incentive fee	28,872	25,456	19,572
Professional fees	3,494	2,561	2,959
Directors fees	695	716	707
Other general and administrative expenses	10,108	7,981	5,777
Total expenses, net of fee waivers	$153,501	$152,817	$116,002

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $74.7 million and $80.0 million for years ended December 31, 2024 and 2023, respectively. Interest and debt financing expense for the year ended December 31, 2024 as compared to December 31, 2023 decreased primarily due to decreased usage of our Sumitomo Credit Facility. The weighted average principal debt balance outstanding for the year ended December 31, 2024 was $1.3 billion compared to $1.4 billion for the year ended December 31, 2023.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for years ended December 31, 2024 and 2023 were 5.1% and 5.2%, respectively.

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

Management Fee

Management fee (net of waivers) decreased to $35.6 million for the year ended December 31, 2024 from $36.1 million for the year ended December 31, 2023. Management fee (gross of waivers) decreased to $35.6 million for the year ended December 31, 2024 from $36.1 million for the year ended December 31, 2023, primarily due to a decrease in total assets throughout the year ended December 31, 2024 compared to the year ended December 31, 2023. Management fee waived for the years ended December 31, 2024 and 2023 were $0.0 million and $0.0 million, respectively.

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

Incentive Fee

Incentive fee (net of waivers) increased to $28.9 million for the year ended December 31, 2024 from $25.5 million for the year ended December 31, 2023 primarily due to an increase in pre-incentive net investment income. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the year ended December 31, 2024 and $0.0 million for the year ended December 31, 2023. For the year ended December 31, 2024, there were no incentive fees related to the GAAP Incentive Fee.

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

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $13.6 million for the year ended December 31, 2024 from $10.5 million for the year ended December 31, 2023, primarily due to an increase in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses increased to $10.5 million for the year ended December 31, 2023 from $8.7 million for the year ended December 31, 2022, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net realized gain on investments	$14,947	$27,601	$11,604
Net realized loss on investments	(25,394)	(71,498)	(14,684)
Net realized gain on foreign currency transactions	406	—	5,589
Net realized loss on foreign currency transactions	(726)	(5,134)	(297)
Net realized gain on forward currency exchange contracts	2,337	1,836	20,934
Net realized loss on forward currency exchange contracts	(33)	(2,243)	(40)
Net realized loss on extinguishment of debt	—	—	(747)
Net realized gains (losses)	$(8,463)	$(49,438)	$22,359

Change in unrealized appreciation on investments	$74,228	$90,702	$69,073
Change in unrealized depreciation on investments	(86,538)	(61,232)	(79,755)
Net change in unrealized appreciation on investments	(12,310)	29,470	(10,682)
Unrealized appreciation on foreign currency translation	(251)	4,050	(3,644)
Unrealized appreciation on forward currency exchange contracts	5,765	(2,322)	(5,259)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	5,514	1,728	(8,903)
Net change in unrealized appreciation	$(6,796)	$31,198	$(19,585)

For the years ended December 31, 2024, 2023 and 2022, we had net realized losses on investments of ($10.4) million, ($43.9) million and ($3.1) million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the years ended December 31, 2024, 2023 and 2022, we had net realized gains (losses) on foreign currency transactions of ($0.3) million, ($5.1) million and $5.3 million, respectively, primarily as a result of fluctuations in the EUR, GBP, NZD and CAD exchange rates. For the years ended December 31, 2024, 2023 and 2022, we had net realized gains (losses) on forward currency contracts of $2.3 million, ($0.4) million and $20.9 million, respectively, primarily as a result of settling AUD, EUR, GBP and NOK forward contracts.

For the year ended December 31, 2024, we had $74.2 million in unrealized appreciation on 80 portfolio company investments, which was offset by $86.5 million in unrealized depreciation on 102 portfolio company investments. Unrealized appreciation for the year ended December 31, 2024 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the year ended December 31, 2024 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the years ended December 31, 2024, 2023 and 2022, we had unrealized appreciation on forward currency exchange contracts of $5.8 million, ($2.3) million and ($5.3) million, respectively. For the year ended December 31, 2024, unrealized appreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts. For the year ended December 31, 2023, unrealized appreciation on forward currency exchange contracts was primarily due to GBP forward contracts. For the year ended December 31, 2022, unrealized appreciation on forward currency exchange contracts was primarily due to EUR and GBP forward contracts.

The following table summarizes the impact of foreign currency for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net change in unrealized appreciation on investments due to foreign currency	$(5,121)	$5,125	$(5,211)
Net realized gain (loss) on investments due to foreign currency	129	51	(9,419)
Net change in unrealized appreciation on foreign currency translation	(251)	4,050	(3,644)
Net realized gain (loss) on foreign currency transactions	(320)	(5,134)	5,292
Net change in unrealized appreciation on forward currency exchange contracts	5,765	(2,322)	(5,259)
Net realized gain (loss) on forward currency exchange contracts	2,304	(407)	20,894
Foreign currency impact to net increase in net assets resulting from operations	$2,506	$1,363	$2,653

Included in total net gains (losses) on the consolidated statements of operations were gains (losses) of ($5.6) million, $4.1 million and ($13.0) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2024, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $8.1 million, ($2.7) million and $15.6 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.5 million, $1.4 million and $2.7 million the years ended December 31, 2024, 2023 and 2022, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2024, 2023 and 2022, the increase in net assets resulting from operations was $119.4 million, $123.4 million and $105.5 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2024, 2023 and 2022, our per share net increase in net assets resulting from operations was $1.85, $1.91 and $1.63, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, March 2026 Notes, October 2026 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) debt service, repayment, and other financing costs; (3) cash distributions to the holders of our common stock; and (4) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements).

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 181.7% and 189.9%, respectively.

At December 31, 2024 and December 31, 2023, we had $99.1 million and $112.5 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At December 31, 2024, we had approximately $412.3 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2023 we had approximately $343.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the year ended December 31, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $13.4 million. During the year ended December 31, 2024, we used $27.1 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to purchases of investments of $1,626.0 million, which was offset by proceeds from principal payments and sales of investments of $1,486.3 million and a net increase in assets resulting from operations of $119.4 million. During the year ended December 31, 2024, we provided $14.3 million for financing activities, primarily on borrowings under our Sumitomo Credit Facility of $867.0 million., partially offset by repayments of $735.3 million and distributions paid during the period of $114.3 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2024, there have been no repurchases of common stock.

During years ended December 31, 2024, 2023 and 2022 we did not issue shares of our common stock to investors who have opted into our dividend reinvestment plan.

Debt

The Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023 were as follows:

	As of December 31, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,359	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,656	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	297,556	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	442,699	442,699	665,000	311,000	311,000
Total Debt	$1,807,500	$1,395,199	$1,390,270	$1,617,500	$1,263,500	$1,255,933

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

As of December 31, 2024, there were 56 first lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2024, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019-1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019-1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.1 million and $1.3 million as of December 31, 2024 and December 31, 2023, respectively.

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

On May 20, 2024, the Company entered into the Third Amendment to the Sumitomo Credit Agreement (the “Third Amendment”). The Third Amendment provides for, among other things, (i) an extension of the revolver availability period from December 24, 2025 to May 19, 2028, (ii) an extension of the scheduled maturity date from December 24, 2026 to May 18, 2029, (iii) the conversion of a portion of the existing revolver availability into term loan availability, (iv) an upsize in the total facility amount from $665,000,000 to $855,000,000, (v) an increase in the accordion provision to permit increases to a total facility amount of up to $1,500,000,000, (vi) the reduction of the credit adjustment spread for term benchmark loans denominated in Dollars, from 0.10% for one-month tenor loans, 0.15% for three-month tenor loans and 0.25% for six-month tenor loans to 0.10% for all loan tenors, and (vii) the joinder of new lenders to the Sumitomo Credit Agreement.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2024 and December 31, 2023, there were $442.7 million and $311.0 million of borrowings under the Sumitomo Credit Facility.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
Total distributions declared			$4.78	$308,607

(1) Represents a special dividend.

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

As of December 31, 2024, the Company had $560.9 million of unfunded commitments under loan and financing agreements (dollars in thousands):

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	$2,445
Advanced Aircrew - Revolver	7/26/2030	696
AEG Vision - Delayed Draw	3/27/2026	7,268
AEG Vision - Delayed Draw	3/27/2027	37,800
AgroFresh Solutions - Revolver	3/31/2028	251
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth - Delayed Draw	12/23/2027	8,451
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	3,454
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	4,807
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,941
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,785
ATS - Revolver	7/12/2029	2,872
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Awayday - Delayed Draw	9/6/2031	698
Awayday - Delayed Draw	9/6/2031	12,242
Awayday - Revolver	9/6/2030	1,150
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Delayed Draw	10/31/2029	8,710
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	12,836
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,022
Black Mountain - Delayed Draw	10/7/2030	7,879
Black Mountain - Revolver	10/7/2030	5,251
BTX Precision - Delayed Draw	7/25/2030	1,123
BTX Precision - Delayed Draw	7/25/2030	1,264
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	5/12/2025	810
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Revolver	4/2/2029	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Delayed Draw	6/30/2029	10,751
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Darcy Partners - Revolver	6/1/2028	244
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	1,995
Discovery Senior Living - Delayed Draw	3/18/2030	11,806
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,593
Easy Ice - Delayed Draw	10/30/2030	10,444
Easy Ice - Revolver	10/30/2030	5,223
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	1,141
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Element Buyer, Inc. - Revolver	7/19/2026	4,250
E-Tech Group - Revolver	4/9/2030	1,298
Facts Global Energy - Delayed Draw	12/20/2031	9,461
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Delayed Draw	12/20/2031	6,813
Facts Global Energy - Revolver	6/20/2031	1,577
Forward Slope - Revolver	8/22/2029	5,330
Gills Point S - Delayed Draw	5/17/2029	6,580
Gills Point S - Revolver	5/17/2029	2,868
Gulf Winds International - Revolver	12/16/2028	1,588
HealthDrive - Delayed Draw	8/20/2029	5,675
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	461
Hempz - Revolver	10/25/2029	1,826
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,417
Lagerbox - First Lien Senior Secured Loan	12/20/2028	776
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	411
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,250
Morrow Sodali - Revolver	4/25/2028	835
MRHT - Delayed Draw	2/1/2029	13,075
Nafinco - Delayed Draw	8/29/2031	2,222
Nafinco - Revolver	5/30/2031	333
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,151
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	4,933

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Orion - Delayed Draw	3/19/2027	2,035
Orion - Delayed Draw	3/19/2027	602
Orion - Delayed Draw	3/19/2027	509
Orion - Revolver	3/19/2027	1,407
PayRange - Revolver	10/31/2030	4,144
PCF - Delayed Draw	11/1/2028	2,278
Pharmacy Partners - Revolver	2/28/2029	5,491
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
Pure Wafer - Delayed Draw	11/12/2030	1,981
Pure Wafer - Revolver	11/12/2030	1,981
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	8,763
Red Nucleus - Delayed Draw	10/17/2031	4,070
Red Nucleus - Revolver	10/17/2031	2,266
RetailNext - Revolver	12/5/2030	3,104
Revalize, Inc. - Revolver	4/15/2027	369
RoadOne - Revolver	12/29/2028	3,388
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	3,329
Simplicity - Delayed Draw	12/31/2031	8,697
Simplicity - Revolver	12/31/2031	4,348
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	3,532
Spotless Brands - Delayed Draw	7/25/2028	7,901
Spring Finco BV - Delayed Draw	7/15/2029	3,829
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	353
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	73
TES Global - Delayed Draw	1/27/2029	15
Titan Cloud Software, Inc - Revolver	9/7/2028	3,848
TLC Purchaser, Inc. - Revolver	10/11/2027	9,521
V Global Holdings LLC - Revolver	12/22/2025	4,029
Vessco Water - Delayed Draw	7/24/2031	2,458
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2027	80
Walker Edison - Delayed Draw	3/31/2029	438

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,754
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	2,347
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	14,517
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	4,413
Webcentral - Delayed Draw	12/18/2030	2,947
Whitcraft-Paradigm - Delayed Draw	2/15/2029	4,372
Whitcraft-Paradigm - Revolver	2/28/2029	1,038
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Revolver	3/26/2027	3,703
Zeus Fire & Security - Delayed Draw	12/11/2030	8,779
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$560,925

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2024.

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

Recent Developments

See “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 14. Subsequent Events” for a summary of recent developments.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.

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

The following table shows the contractual maturities of our debt obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	442,699	—	—	442,699	—
Total Debt Obligations	$1,395,199	$—	$600,000	$442,699	$352,500

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

Assuming that the statement of financial condition as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,505)	$(7,952)	$(7,881)
Down 200 Basis Points	(34,848)	(15,904)	(15,629)
Down 300 Basis Points	(51,764)	(23,856)	(23,024)
Up 100 Basis Points	17,538	7,952	7,908
Up 200 Basis Points	35,076	15,904	15,817
Up 300 Basis Points	52,614	23,856	23,725

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bain Capital Specialty Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Bain Capital Specialty Finance, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, 2021, and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2021 and 2020 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Bain Capital Specialty Finance, Inc. and its subsidiaries for each of the five years in the period ended December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Subordinated Debt, Preferred Equity, and Equity Interests Valued Using Significant Unobservable Inputs

As described in Notes 2 and 4 to the consolidated financial statements, $2,057 million of the Company’s $2,431 million total investments at fair value as of December 31, 2024 represent level 3 portfolio investments for which significant unobservable inputs were used in developing the fair value. Management used the income approach and the market approach to determine the fair value of certain level 3 portfolio investments in loans, subordinated debt, preferred equity, and equity interests. As disclosed by management, management applied significant judgment in determining the fair value of these investments, which involved the development and use of significant unobservable inputs. The significant unobservable inputs used in the income approach are the comparative yield and discount rate which are used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in the market approach is the comparable company multiple which is used to estimate the enterprise value of the underlying investment.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2025

We have served as the auditor of one or more investment companies in the following group of business development companies since 2016.
Bain Capital Specialty Finance, Inc.
Bain Capital Private Credit

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	December 31, 2024	December 31, 2023

Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,784,019 and $1,615,061, respectively)	$1,773,742	$1,593,360
Non-controlled/affiliate investments (amortized cost of $77,269 and $132,650, respectively)	75,733	147,971
Controlled affiliate investments (amortized cost of $585,702 and $554,123, respectively)	581,714	557,012
Cash and cash equivalents	51,562	42,995
Foreign cash (cost of $2,640 and $6,865, respectively)	1,963	6,405
Restricted cash and cash equivalents	45,541	63,084
Collateral on forward currency exchange contracts	9,755	7,613
Deferred financing costs	4,591	2,802
Interest receivable on investments	39,164	37,169
Receivable for sales and paydowns of investments	37,760	4,310
Prepaid insurance	197	210
Unrealized appreciation on forward currency exchange contracts	4,690	—
Dividend receivable	5,745	9,417
Total Assets	$2,632,157	$2,472,348

Liabilities
Debt (net of unamortized debt issuance costs of $4,929 and $7,567, respectively)	$1,390,270	$1,255,933
Interest payable	13,860	13,283
Payable for investments purchased	29,490	11,453
Unrealized depreciation on forward currency exchange contracts	1,185	2,260
Base management fee payable	9,160	8,929
Incentive fee payable	4,696	7,327
Accounts payable and accrued expenses	14,771	9,581
Distributions payable	29,053	27,116
Total Liabilities	1,492,485	1,335,882

Commitments and Contingencies (See Note 11)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,562,265 and 64,562,265 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	65	65
Paid in capital in excess of par value	1,159,493	1,168,384
Total distributable loss	(19,886)	(31,983)
Total Net Assets	1,139,672	1,136,466
Total Liabilities and Total Net Assets	$2,632,157	$2,472,348

Net asset value per share	$17.65	$17.60

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$179,956	$184,921	$138,984
Dividend income	1,958	62	634
PIK income	22,680	20,536	13,495
Other income	18,597	10,561	15,091
Total investment income from non-controlled/non-affiliate investments	223,191	216,080	168,204

Investment income from non-controlled/affiliate investments:
Interest from investments	3,140	9,890	7,470
Dividend income	920	4,815	4,109
PIK income	461	2,308	1,542
Total investment income from non-controlled/affiliate investments	4,521	17,013	13,121

Investment income from controlled affiliate investments:
Interest from investments	39,145	33,739	19,819
Dividend income	25,796	30,957	18,401
Total investment income from controlled affiliate investments	64,941	64,696	38,220
Total investment income	292,653	297,789	219,545

Expenses
Interest and debt financing expenses	74,688	80,008	52,318
Base management fee	35,644	36,095	34,669
Incentive fee	28,872	25,456	19,572
Professional fees	3,494	2,561	2,959
Directors fees	695	716	707
Other general and administrative expenses	10,108	7,981	5,777
Total expenses, net of fee waivers	153,501	152,817	116,002
Net investment income before taxes	139,152	144,972	103,543
Income tax expense, including excise tax	4,475	3,357	837
Net investment income	134,677	141,615	102,706

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(18,174)	(62,903)	(1,725)
Net realized gain (loss) on non-controlled/affiliate investments	7,727	19,006	(1,355)
Net realized gain (loss) on foreign currency transactions	(320)	(5,134)	5,292
Net realized gain (loss) on forward currency exchange contracts	2,304	(407)	20,894
Net realized loss on extinguishment of debt	—	—	(747)
Net change in unrealized appreciation on foreign currency translation	(251)	4,050	(3,644)
Net change in unrealized appreciation on forward currency exchange contracts	5,765	(2,322)	(5,259)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	11,424	49,524	(50,309)
Net change in unrealized appreciation on non-controlled/affiliate investments	(16,857)	(24,271)	27,190
Net change in unrealized appreciation on controlled affiliate investments	(6,877)	4,217	12,437
Total net gain (loss)	(15,259)	(18,240)	2,774
Net increase in net assets resulting from operations	$119,418	$123,375	$105,480

Basic and diluted net investment income per share of common stock	$2.09	$2.19	$1.59
Basic and diluted increase in net assets resulting from operations per share of common stock	$1.85	$1.91	$1.63
Basic and diluted weighted average common stock outstanding	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Operations:
Net investment income	$134,677	$141,615	$102,706
Net realized gain (loss)	(8,463)	(49,438)	22,359
Net change in unrealized appreciation	(6,796)	31,198	(19,585)
Net increase in net assets resulting from operations	119,418	123,375	105,480
Stockholder distributions:
Distributions from distributable earnings	(116,212)	(103,300)	(89,095)
Net decrease in net assets resulting from stockholder distributions	(116,212)	(103,300)	(89,095)
Capital share transactions:
Total increase in net assets	3,206	20,075	16,385
Net assets at beginning of year	1,136,466	1,116,391	1,100,006
Net assets at end of year	$1,139,672	$1,136,466	$1,116,391

Net asset value per share of common stock	$17.65	$17.60	$17.29
Common stock outstanding at end of period	64,562,265	64,562,265	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$119,418	$123,375	$105,480
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,625,976)	(844,251)	(1,404,088)
Proceeds from principal payments and sales of investments	1,486,296	937,648	988,084
Net realized loss from investments	10,447	43,897	3,080
Net realized (gain) loss on foreign currency transactions	320	5,134	(5,292)
Net realized loss on extinguishment of debt	—	—	747
Net change in unrealized appreciation on forward currency exchange contracts	(5,765)	2,322	5,259
Net change in unrealized appreciation on investments	12,310	(29,470)	10,682
Net change in unrealized appreciation on foreign currency translation	251	(4,050)	3,644
Increase in investments due to PIK	(26,187)	(22,844)	(15,037)
Accretion of discounts and amortization of premiums	(5,149)	(5,329)	(4,934)
Amortization of deferred financing costs and debt issuance costs	4,022	3,570	3,896
Changes in operating assets and liabilities:
Collateral on forward currency exchange contracts	(2,142)	1,999	(6,797)
Interest receivable on investments	(1,995)	(2,899)	(15,001)
Prepaid insurance	13	(16)	(1)
Dividend receivable	3,672	4,264	4,716
Interest payable	577	1,153	5,072
Base management fee payable	231	23	114
Incentive fee payable	(2,631)	(1,889)	4,489
Accounts payable and accrued expenses	5,190	6,627	(943)
Net cash provided by (used in) operating activities	(27,098)	219,264	(316,830)

Cash flows from financing activities
Borrowings on debt	867,000	348,000	792,747
Repayments on debt	(735,301)	(480,000)	(462,247)
Payments of financing costs	(3,173)	—	(4,366)
Stockholder distributions paid	(114,275)	(99,426)	(87,804)
Net cash provided by (used in) financing activities	14,251	(231,426)	238,330
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(12,847)	(12,162)	(78,500)
Effect of foreign currency exchange rates	(571)	(1,084)	649
Cash, foreign cash, restricted cash and cash equivalents, beginning of year	112,484	125,730	203,581
Cash, foreign cash, restricted cash and cash equivalents, end of year	$99,066	$112,484	$125,730

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$70,089	$75,285	$43,350
Cash paid for excise taxes during the period	$2,248	$834	$134
Cash paid for state income taxes during the period	$163	$382	$—
Supplemental disclosure of non-cash information:
Company investment into Bain Capital Senior Loan Program, LLC	$—	$—	$5,584
Deconsolidation of BCC Middle Market CLO 2018-1 LLC
Disposition of assets	$—	$—	$470,616
Reduction of liabilities	$—	$—	$(390,448)

	As of December 31,
	2024	2023	2022
Cash	$51,562	$42,995	$30,205
Restricted cash	45,541	63,084	65,950
Foreign cash	1,963	6,405	29,575
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$99,066	$112,484	$125,730

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(In thousands)

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	(36)
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$7,101	7,016	7,012
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	7/25/2030	$7,301	7,223	7,301
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	7/25/2030	$4,352	4,326	4,352
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(34)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	7/25/2030	$14,234	14,114	14,234
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	2,248
Forming Machining Industries Holdings, LLC (7)(14)(18)(19)(26)	Second Lien Senior Secured Loan	SOFR	8.90% PIK	13.41%	10/9/2026	$7,453	6,874	335
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	8.91%	10/9/2025	$15,985	15,968	12,388
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,438
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$6,139	6,008	6,139
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.18%	8/22/2029	$18,409	18,020	18,409
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	11.21%	8/22/2029	$3,554	3,382	3,553
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$8,618	8,507	8,618
GSP (14)(19)(25)	Equity Interest	—	—	—	—	620	781	818
GSP (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/5/2027	$1,130	1,130	1,118
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/6/2025	$9,574	9,567	9,478
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	9.98%	11/6/2025	$4,551	4,544	4,505
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.17%	10/19/2026	$7,532	7,460	7,532
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	13.27%	10/19/2026	$34,518	34,255	34,518
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,777
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	3,851
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	10.96%	6/30/2028	$10,872	10,707	10,872
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.49%	7/23/2029	$13,587	13,482	13,587
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(32)	—
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	2/15/2029	$2,740	2,738	2,740
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$11,792	11,704	11,792
Whitcraft-Paradigm (3)(18)(19)(23)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.00%	2/28/2029	$1,155	1,140	1,155
Aerospace & Defense Total							$195,018	$189,734	16.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,434	5,393	5,270
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$16,765	16,578	16,261
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$20,935	20,706	20,307
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028		$98	97	97
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.98%	5/17/2029		$1,966	1,902	1,966
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.95%	5/17/2029		$3,698	3,671	3,698
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.03%	5/17/2029		$7,384	7,376	7,384
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.87%	5/17/2029		$12,505	12,505	12,505
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.86%	5/17/2029		$1,251	1,235	1,251
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	240
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	11/1/2028		$12,005	11,918	12,005
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(22)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/9/2027		$11,922	11,851	11,922
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.75%	9/9/2027		$1,417	1,386	1,417
Automotive Total								$94,811	$94,323	8.3%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030		$—	—	(34)
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	8/1/2030		$14,633	14,388	14,377
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—		148	1,596	1,603
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.73%	10.09%	4/25/2028		$2,599	2,587	2,599
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.46%	4/25/2028		$1,292	1,274	1,292
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—		32	3,200	3,185
Sikich (14)(19)(25)	Warrants	—	—	—	—		2	—	140
Sikich (14)(19)(25)	Warrants	—	—	—	—		5	—	488
Banking, Finance, Insurance & Real Estate Total								$23,045	$23,650	2.1%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029		$14,942	14,698	14,942
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.71%	3/31/2028		$4,764	4,690	4,764
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029		$6,153	6,016	6,153
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	15.09%	5/24/2028		$12,425	12,240	11,865
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.09%	5/24/2028		$12	(20)	(76)
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,217
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	458	282	248
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.50% (2.25% PIK)	10.65%	9/27/2030	AUD	1,781	1,235	1,068
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.94% (2.25% PIK)	10.40%	9/27/2030	NZ$	3,962	2,413	2,149
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(15)	(14)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—		274	410	34
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	5,000
Beverage, Food & Tobacco Total								$49,166	$48,350	4.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(59)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(44)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(33)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	10/31/2029	$7,400	7,337	7,400
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	7,913
AXH Air Coolers (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.84%	10/31/2029	$16,562	16,438	16,562
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	3.76%	8.09%	12/22/2028	$1	1	1
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	7/6/2028	$10,994	10,845	10,994
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (18)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	13.43%	12/22/2027	$8,000	7,892	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,167	6,134	6,167
Capital Equipment Total							$53,347	$57,500	5.0%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.40%	8/10/2028	$7,138	6,990	7,137
Aurora Plastics (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.40%	8/10/2028	$2,193	2,171	2,193
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.83%	6/6/2029	$398	371	358
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.94%	6/6/2029	$11,733	11,566	11,498
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.78%	12/22/2027	€98	102	96
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$5,744	5,682	5,557
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.15%	12/22/2025	$5,661	5,615	5,346
Chemicals, Plastics & Rubber Total							$32,497	$32,185	2.8%

Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$27,374	26,762	26,074
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$2,683	2,622	2,556
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$909	849	828
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,761
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,811
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$1,574	1,562	1,574
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	228
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$921	913	921
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$7,589	7,523	7,589
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.01% (1.00% PIK)	11.34%	8/16/2027	$16,288	16,206	16,288
Zeus Fire & Security (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/11/2030	$—	—	—
Zeus Fire & Security (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(20)	(20)
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.45%	12/11/2030	$32,954	32,707	32,706
Construction & Building Total							$93,674	$95,483	8.4%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$11,209	10,999	11,209
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$11,434	11,284	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.90%	13.39%	5/30/2028	$8,915	8,802	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,603
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	10.11%	10/11/2027	$13,162	12,881	13,162
TLC Purchaser, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/11/2027	$—	(40)	—
Consumer Goods: Durable Total							$45,147	$46,323	4.1%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	11.23%	1/24/2028	$6,055	6,006	6,025
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(15)	(16)
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/25/2029	$6,816	6,757	6,756
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.52%	2/21/2031	$9,925	9,791	9,925
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(25)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.21%	12/15/2025	$13,135	13,124	12,807
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/15/2025	$28,521	28,521	27,808
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.96%	12/15/2025	$9,219	9,209	9,219
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.33%	3/26/2027	$1,661	1,646	1,661
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$36,897	36,719	36,897
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.33%	3/26/2027	$1,932	1,930	1,932
Consumer Goods: Non-Durable Total							$114,602	$114,302	10.0%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.74%	4/27/2028	$3,162	3,156	2,538
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,044	1,995	235
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	2
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(2)	(40)
Consumer Goods: Wholesale Total							$8,275	$2,735	0.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.85%	12/29/2027	$5,784	5,668	5,784
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.47%	12/29/2027	$696	653	696
Containers, Packaging & Glass Total							$6,321	$6,480	0.6%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	10.53%	11/19/2027	$1,412	1,395	1,398
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.22%	11/19/2027	$1,365	1,330	1,314
Energy: Electricity Total							$2,725	$2,712	0.2%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.95%	7/12/2029	£68	83	85
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029	€27	28	28
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(76)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	5,184
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	11.03%	9/7/2029	$26,640	26,460	26,640
Titan Cloud Software, Inc (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (4.60% PIK)	11.03%	9/7/2028	$1,866	1,831	1,866
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	10.95%	9/7/2029	$11,960	11,887	11,960
Environmental Industries Total							$43,745	$45,763	4.0%

FIRE: Finance
Allworth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$161	121	161
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$856	848	856
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	12/23/2027	$1,474	1,464	1,474
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(9)	—
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029	$—	—	—
Congress Wealth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.93%	6/30/2029	$317	314	317
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	534
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$2,020	2,035	2,020
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	2,419
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$267	261	267
Lagerbox (3)(6)(18)(19)	First Lien Senior Secured Loan	—	—	—	12/20/2028	€—	—	—
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	5/11/2029	£295	369	370
PMA (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(18)	(18)
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	1/31/2031	$58	57	57
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.50%	10/2/2028	$9,209	9,209	9,209
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.50%	10/2/2028	$2,325	2,320	2,325
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/4/2028	$—	(36)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/2/2028	$5,972	5,891	5,972
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(12)	—
FIRE: Finance Total							$23,672	$25,963	2.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.96%	12/19/2025	$11,919	11,874	11,919
Margaux Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.15%	12/19/2025	$2,872	2,870	2,872
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	10.32%	12/19/2025	£499	657	625
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.00%	12/16/2025	$750	747	750
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.13%	2/1/2029	€5,765	6,121	5,966
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.53%	2/1/2029	€956	1,020	990
PCF (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	11/1/2028	$9,232	9,194	9,231
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2031	$—	(43)	(43)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(43)	(43)
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	12/31/2031	$35,437	35,082	35,082
FIRE: Insurance Total							$67,479	$67,349	5.9%

Healthcare & Pharmaceuticals
AEG Vision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2027	$4,200	3,609	4,200
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$16,350	16,184	16,350
AEG Vision (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$10,545	10,367	10,545
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.23%	3/27/2026	$2,059	2,037	2,059
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	3,191
Apollo Intelligence (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.27%	5/31/2028	$15,078	15,198	15,078
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	5/31/2028	$5,208	5,167	5,208
Apollo Intelligence (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$—	(55)	—
Beacon Specialized Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$—	(117)	—
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	3/25/2028	$8,610	8,530	8,610
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
EHE Health (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	(34)
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	8/7/2030	$10,869	10,764	10,760
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,178
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	8.48%	9/30/2026	$9,814	9,828	8,637
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.46%	8/20/2029	$1,908	1,908	1,908
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.46%	8/20/2029	$271	271	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.46%	8/20/2029	$607	600	607
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,860
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,000	5,350	5,097
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026	€227	252	227
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.65%	5/28/2026	€133	145	132
Nafinco (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/29/2031	€—	(25)	(50)
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031	€52	56	53
Nafinco (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	8.02%	5/30/2031	€215	220	210

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Odyssey Behavioral Health (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(89)	(91)
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	11/21/2030	$37,128	36,668	36,664
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,234
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.01%	2/28/2029	$1,690	1,672	1,690
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(57)	—
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.59%	3/31/2026	$7,926	7,925	7,133
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.26%	10.59%	3/31/2026	$2,137	2,137	1,924
Red Nucleus (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(25)	(25)
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	10/17/2031	$418	385	384
Red Nucleus (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/17/2031	$4,414	4,359	4,359
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.19%	6/16/2028	$8,518	8,430	8,518
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(6)	—
Healthcare & Pharmaceuticals Total							$163,253	$159,887	14.0%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£80	99	100
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(19)	(51)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.58%	5/25/2029	$19,490	19,382	19,197
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,788
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.08%	5/6/2027	$11,038	10,933	11,038
Appriss Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(6)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,107	1,073
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2	1,844	1,787
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	507	491
Black Mountain (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(52)	(59)
Black Mountain (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(35)	(39)
Black Mountain (18)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	10/7/2030	$13,420	13,322	13,319
Chartbeat (19)(25)(26)	Preferred Equity	—	14.00% PIK	14.00%	10/4/2030	5,171	5,074	5,068
Cloud Technology Solutions (CTS) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	7.00%	11.70%	10/17/2031	£2,000	2,537	2,491
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,233
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	3,345	3,345	5,470
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	10.21%	7/19/2026	$10,989	10,996	10,989
Element Buyer, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026	$—	(12)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	129
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,067
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	12.58%	4/25/2027	$7,439	7,396	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.46%	9/25/2026	$1,488	1,482	1,488
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(25)
NearMap (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029	$—	(64)	—

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	4,527
PayRange (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(40)	(41)
PayRange (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	10/31/2030	$7,150	7,080	7,079
RetailNext (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(31)	(31)
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.47%	12/5/2030	$17,007	16,841	16,837
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,431	1,401
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.49%	4/15/2027	$5,250	5,223	5,040
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.49%	4/15/2027	$1,969	1,959	1,890
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.21%	4/15/2027	$972	966	918
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028	$38,517	38,335	38,517
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	5,772
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.85%	3/15/2029	$24,007	23,690	24,007
SensorTower (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(13)	—
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(14)	(26)
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(14)	(26)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	1,747
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	3/6/2028	$2,706	2,674	2,679
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,223	2,064
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,223	2,064
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.15%	5/14/2029	€92	98	95
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$128	127	127
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$262	260	259
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	529	2,833	909
High Tech Industries Total							$200,037	$203,801	17.9%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (7)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.76%	12.33%	2/1/2027	$14,193	13,868	1,420
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/6/2031	$2,997	2,997	2,979
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/6/2031	$—	(45)	(61)
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	9/6/2030	$493	477	485
Awayday (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/6/2031	$19,290	19,107	19,194
City BBQ (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(39)	—
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.45%	9.87%	9/4/2030	$15,341	15,214	15,341
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—	5	1,271	1,313
City BBQ (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	—
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.13%	4/1/2030	$6,692	6,597	6,692
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/2/2029	$—	(27)	—
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$5,299	5,279	5,299
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$9,825	9,628	9,825
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028	$—	(53)	—
Pollo Tropical (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(12)	(12)
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	10/23/2029	$6,181	6,104	6,103
Hotel, Gaming & Leisure Total							$80,366	$68,578	6.0%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	8.72%	3/23/2028		$4,961	4,885	4,938
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(47)	(47)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(31)	(31)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(16)	(16)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(67)	(67)
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.12%	3/3/2030		£100	120	125
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	103
Kpler (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	103
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.70%	6/29/2029		£2,217	2,608	2,370
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029		£139	164	165
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.82%	6/24/2029		£69	88	87
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.36%	4/30/2026	AUD	98	76	61
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.47%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$10,858	$10,657	0.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.09%	8/31/2028		$1,443	1,437	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.83%	8/31/2028		€1,300	1,427	1,346
Media: Broadcasting & Subscription Total								$2,864	$2,789	0.2%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028		$5,043	5,043	4,286
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.59%	12/31/2025		$11,186	9,336	9,061
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.59%	12/31/2025		$17,215	14,328	13,944
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.76%	11.09%	12/31/2025		$1,244	1,244	1,244
Music Creation Group Bidco GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028		$4,108	4,047	3,492
Media: Diversified & Production Total								$33,998	$32,027	2.8%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€8,943	9,577	9,255
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	21
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	28	27	20
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.82%	9.03%	5/26/2026	CAD	806	548	560
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	54	43	38
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	10.48%	5/26/2028		$387	387	387
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029		$4,561	4,575	4,014
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	289
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	2,593
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029		$1,487	1,487	1,487
Retail Total								$24,440	$18,664	1.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—	3,337	3,337	2,070
Advanced Aircrew (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030	$—	—	(3)
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.86%	7/26/2030	$5,094	5,045	5,069
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—	592	592	610
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030	$—	(26)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	6/5/2030	$14,140	14,042	14,140
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030	$—	—	—
AMI (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.69%	10/17/2031	$1,109	1,075	1,075
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$9,274	9,205	9,204
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028	$14,280	14,191	13,995
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.77%	3/10/2028	$5,882	5,781	5,714
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031	£—	—	(45)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	6/28/2031	£7,497	9,388	9,338
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	5,675	7,783	7,730
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.01%	7/10/2028	£861	1,159	1,067
Chamber Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.12%	6/2/2028	$213	212	213
Cube (3)(18)(19)	First Lien Senior Secured Loan	—	—	—	2/20/2025	$—	—	—
Cube (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	—	—
Cube (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.59%	5/20/2031	$8,651	8,651	8,651
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	501
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.17%	6/1/2028	$1,496	1,486	1,496
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.17%	6/1/2028	$105	105	105
Datix Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(26)	—
Datix Bidco Limited (3)(6)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.86%	10/30/2030	$288	247	288
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031	$16,626	16,333	16,626
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030	$—	(62)	—
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(25)	—
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(38)	(94)
DTIQ (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	(71)
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	9/30/2029	$16,735	16,449	16,442
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
Easy Ice (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/30/2030	$—	(76)	(78)
Easy Ice (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(76)	(78)
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.99%	10/30/2030	$37,563	37,008	36,999
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,374
E-Tech Group (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(11)	(13)
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	12.59%	7/13/2028	€3,541	3,633	3,665

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€3,668	3,818	3,797
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€99	104	102
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€3,858	3,969	3,993
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	23,031
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.11%	1/31/2029		$2,500	2,475	2,500
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.34%	1/31/2029		$17,000	16,797	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(41)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028		£345	459	452
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028		£123	164	162
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	433
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	7/1/2027		$8,319	8,186	8,319
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,223
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.48%	5/5/2028		£123	168	154
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(11)	(11)
Orion (2)(3)(5)(15)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(3)	(3)
Orion (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.69%	3/19/2027		$204	200	200
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2027		$—	(15)	(16)
Orion (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	3/19/2027		$4,274	4,227	4,226
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030		$—	(10)	(10)
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030		$—	(19)	(20)
Pure Wafer (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.05%	11/12/2030		$10,916	10,809	10,807
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,236
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.95%	9/12/2031		€1,556	1,722	1,594
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		200	223	213
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		466	520	475
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$12,381	12,228	12,381
Smartronix (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(70)	—
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$3,660	3,585	3,660
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	580
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	9.91%	2/22/2031		€2,000	2,145	2,070
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	8.43%	4/9/2031		$2,647	2,635	2,665
TES Global (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/27/2029		£—	—	—
Webcentral (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2030		€—	(22)	(22)
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.20%	12/18/2030		€575	601	595
Services: Business Total								$246,021	$261,776	23.1%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	12.94%	6/21/2029	$36	35	36
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	13.16%	6/21/2029	$224	220	219
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.50%	12.84%	6/21/2029	$1,820	1,785	1,784
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	420
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/22/2026	$11,780	11,684	11,427
MZR Buyer, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.28%	12/22/2026	$5,210	5,175	5,053
Spotless Brands (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.78%	7/25/2028	$9,525	9,423	9,525
Surrey Bidco Limited (6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026	£68	77	51
Services: Consumer Total							$29,209	$28,515	2.5%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	7/17/2028	$12,075	11,914	11,894
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.46%	7/17/2028	$7,193	7,128	7,085
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.46%	7/17/2028	$2,824	2,791	2,782
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	19
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,082
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$9,978	9,897	9,829
Taoglas (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(55)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.93%	2/28/2029	$1,284	1,284	1,264
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$448	438	442
Telecommunications Total							$35,731	$35,342	3.1%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$926	909	888
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$2,374	2,370	2,279
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$2,661	2,658	2,555
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$5,853	5,843	5,619
A&R Logistics, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$12,980	12,956	12,461
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.60% (4.25% PIK)	11.30%	8/3/2026	$3,695	3,634	3,449
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	158
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	347
Grammer Investment Holdings LLC (19)(25)(26)	Preferred Equity	—	10.00% PIK	10.00%	—	11	1,095	1,160
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$1,077	1,067	1,042
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$12,005	11,737	11,615
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.60%	11.96%	12/16/2028	$3,704	3,600	3,532
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	969
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.84%	12/29/2028	$12,005	11,733	12,005
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	910	998
RoadOne (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.77%	12/29/2028	$939	925	939
Transportation: Cargo Total							$62,287	$60,016	5.3%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/1/2029		$4,055	3,998	4,055
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029		$12,066	11,874	12,066
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	5/1/2029		$835	835	835
Transportation: Consumer Total								$16,707	$16,956	1.6%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.03%	7/24/2031		$879	858	879
Vessco Water (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(10)	—
Vessco Water (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.11%	7/24/2031		$6,187	6,127	6,187
Utilities: Water Total								$6,975	$7,066	0.6%

Wholesale
Abracon Group Holding, LLC. (16)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028		$14,269	14,317	11,416
Abracon Group Holding, LLC. (16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028		$2,040	2,017	1,632
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	964
SureWerx (16)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.25%	8.42%	12/28/2028	CAD	58	40	40
SureWerx (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(22)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	12/28/2028		$764	746	764
Wholesale Total								$17,749	$14,816	1.3%
Non-Controlled/Non-Affiliate Investments Total								$1,784,019	$1,773,742	155.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	8,617
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.17%	9/24/2031	AUD	7,072	5,308	4,374
Aerospace & Defense Total								$9,150	$12,991	1.1%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	8,429
Beverage, Food & Tobacco Total								$6,732	$8,429	0.7%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.36%	3/31/2029		$278	278	278
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	11.56%	3/31/2027		$6,933	6,434	1,040
Walker Edison (10)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.40%	11.06%	3/31/2027		$3,182	3,182	3,182
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.48%	3/31/2027		$918	873	137
Walker Edison (3)(7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.34%	3/31/2027		$2,040	1,941	238
Consumer Goods: Durable Total								$18,300	$4,875	0.4%

Telecommunications
DC Blox (10)(15)(19)	First Lien Senior Secured Loan	SOFR	1.00%	5.37%	6/20/2025		$1,408	1,316	1,408
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		38	37,901	38,523
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		5	3,859	5,230
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		7	11	4,277
DC Blox (10)(14)(19)(25)	Equity Interest	—	—	—	—		51	—	—
Telecommunications Total								$43,087	$49,438	4.4%

Non-Controlled/Affiliate Investments Total								$77,269	$75,733	6.6%

Portfolio Company	Investment Type	Index (1)	Spread	Interest Rate	Maturity Date	Principal/ Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,862	11,405
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	6,933
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	74,396	74,396	71,813
Aerospace & Defense Total							$95,387	$90,151	7.9%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	42	42,300	45,009
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$43,200	$45,909	4.0%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$146,495	146,495	146,495
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	10
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,593	(4,849)
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	12.59%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,614	55,408
Investment Vehicles Total							$403,441	$387,793	34.1%

Services: Business
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.70%	11/26/2031	£43	54	54
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Services: Business Total							$54	$54	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	43,309	43,620	57,807
Transportation: Cargo Total							$43,620	$57,807	5.1%
Controlled Affiliate Investments Total							$585,702	$581,714	51.1%
Investments Total							$2,446,990	$2,431,189	213.3%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	4.39%	—	$63,795	63,795	63,795
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	4.40%	—	$39,787	39,787	39,787
Cash Equivalents Total							$103,582	$103,582	9.1%
Investments and Cash Equivalents Total							$2,550,572	$2,534,771	222.4%

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 19,948	POUND STERLING 14,990	Bank of New York Mellon	1/9/2025	$(1,177)
US DOLLARS 27,735	POUND STERLING 23,100	Citibank	1/9/2025	(1,191)
US DOLLARS 10,482	POUND STERLING 8,110	Wells Fargo	1/9/2025	(327)
US DOLLARS 129	EURO 0	Bank of New York Mellon	1/9/2025	129
US DOLLARS 71	NORWEGIAN KRONE 740	Citibank	1/24/2025	6
US DOLLARS 2,743	AUSTRALIAN DOLLARS 4,180	Bank of New York Mellon	2/12/2025	154
US DOLLARS 2,448	NEW ZEALAND DOLLAR 4,250	Bank of New York Mellon	3/17/2025	65
US DOLLARS 6,849	POUND STERLING 5,610	Bank of New York Mellon	4/23/2025	(170)
US DOLLARS 81	EURO 0	Bank of New York Mellon	5/15/2025	(81)
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	498
US DOLLARS 29,225	EURO 26,190	Bank of New York Mellon	5/27/2025	1,909
US DOLLARS 2,949	EURO 2,670	Wells Fargo	5/27/2025	165
US DOLLARS 313	CANADIAN DOLLAR 430	Bank of New York Mellon	5/27/2025	13
US DOLLARS 9	POUND STERLING 000	Bank of New York Mellon	6/10/2025	9
US DOLLARS 358	EURO 310	Bank of New York Mellon	6/10/2025	35
US DOLLARS 4,792	EURO 4,380	Bank of New York Mellon	6/12/2025	220
US DOLLARS 2,483	EURO 2,360	Bank of New York Mellon	6/13/2025	19
US DOLLARS 9,890	POUND STERLING 7,710	Bank of New York Mellon	6/23/2025	248
US DOLLARS 1	POUND STERLING 000	Bank of New York Mellon	7/21/2025	(1)
US DOLLARS 8,321	POUND STERLING 6,450	Wells Fargo	7/23/2025	256
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	445
US DOLLARS 5,159	EURO 4,680	Wells Fargo	7/28/2025	260
US DOLLARS 1,029	POUND STERLING 800	Wells Fargo	7/29/2025	28
US DOLLARS 8,880	EURO 7,870	Wells Fargo	8/22/2025	630
US DOLLARS 2,442	EURO 2,190	Wells Fargo	9/10/2025	144
US DOLLARS 2,505	AUSTRALIAN DOLLARS 3,950	Bank of New York Mellon	9/17/2025	56
US DOLLARS 4,938	POUND STERLING 3,780	Bank of New York Mellon	10/8/2025	214
US DOLLARS 15,164	EURO 13,610	Bank of New York Mellon	10/8/2025	856
US DOLLARS 424	CANADIAN DOLLAR 600	Bank of New York Mellon	12/19/2025	1
US DOLLARS 1,031	POUND STERLING 820	Bank of New York Mellon	11/25/2026	7
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	85
				$3,505

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate ("BKBM"), the Canadian Overnight Repo Rate Average ("CORRA"), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate ("SOFR") which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.

(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,139,672 as of December 31, 2024.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 26.12% of the Company’s total assets.
(7)
Loan was on non-accrual status as of December 31, 2024.
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
(22)
$89 of the total par amount for this security is at P+ 1.50%.
(23)
$508 of the total par amount for this security is at P+ 5.50%.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $452,688 or 39.72% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
Advanced Aircrew	7/26/2024
ADT Pizza, LLC	10/29/2018
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCSF Project Aberdeen, LLC	7/3/2024
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox	9/23/2024
DTIQ	9/30/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevator Holdco Inc.	12/23/2019
Eleven Software	4/25/2022
Eleven Software	3/20/2024
Elk Parent Holdings, LP	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Galeria	8/1/2024
Gale Aviation (Offshore) Co	1/2/2019
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018
GSP	10/7/2024
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021

Investment	Acquisition Date
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	12/22/2020
MZR Aggregator	9/17/2024
NPC International, Inc.	4/1/2021
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Revalize, Inc.	12/29/2022
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	8/16/2021
Service Master	7/15/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Thrasio, LLC	6/18/2024
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See Note 6 “Debt”.
(30)
Cash equivalents include $39,783 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Loan includes interest rate floor of 3.00%.

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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the consolidated statement of operations, Financial Highlights reported in Note 12, underlying investment cost and market value as disclosed on the consolidated schedule of investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as "total assets" and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP. The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the FASB Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The functional currency of the Company is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $28.7 million, $35.8 million and $23.1 million respectively, of dividend income, of which, $1.6 million, $0.0 million, and $0.0 million respectively, related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, there were eight loans from five issuers on non-accrual. As of December 31, 2023, there were five loans from three issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024, 2023 and 2022 we recorded an expense of $4.4 million, $2.9 million and $0.8 million, respectively for U.S. federal excise tax.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through December 31, 2024 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2024. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

During the years ended December 31, 2024, 2023 and 2022, the Company incurred no federal income tax. During the years ended December 31, 2024, 2023 and 2022, the Company incurred state income tax of $0.1 million, $0.5 million and $0.0 million, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of December 31, 2024, the tax years that remain subject to examination are from 2021 forward.

Recent Accounting Pronouncements

The Company's management has evaluated recent issued accounting standards through February 27, 2025, the issuance date of the consolidated financial statements, and noted no recent accounting pronouncements will have a material impact in the consolidated financial statements of the Company.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,579,288	64.5%	$1,557,823	64.1%
Second Lien Senior Secured Loan	48,720	2.0	30,104	1.2
Subordinated Debt	54,443	2.2	53,350	2.2
Preferred Equity	142,046	5.8	170,876	7.0
Equity Interest	219,052	9.0	230,615	9.5
Warrants	-	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.8	337,224	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.7	50,559	2.1
Total	$2,446,990	100.0%	$2,431,189	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,200,090	90.0%	$2,157,167	88.8%
Cayman Islands	118,016	4.8	129,620	5.4
United Kingdom	37,580	1.5	37,229	1.5
Belgium	22,457	0.9	37,201	1.5
Germany	21,559	0.9	19,702	0.8
Australia	12,028	0.5	15,918	0.7
Ireland	10,470	0.4	10,380	0.4
Luxembourg	10,178	0.4	9,849	0.4
Italy	5,350	0.2	5,097	0.2
Canada	4,727	0.2	4,992	0.2
New Zealand	3,915	0.2	3,451	0.1
Guernsey	369	0.0	370	0.0
Netherlands	251	0.0	213	0.0
Total	$2,446,990	100.0%	$2,431,189	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$403,441	16.5%	$387,793	15.9%
Aerospace & Defense	299,555	12.2	292,876	12.0
Services: Business	246,075	10.1	261,830	10.8
High Tech Industries	200,037	8.2	203,801	8.4
Healthcare & Pharmaceuticals	163,253	6.7	159,887	6.6
Transportation: Cargo	105,907	4.3	117,823	4.8
Consumer Goods: Non-Durable	114,602	4.7	114,302	4.7
Construction & Building	93,674	3.8	95,483	3.9
Automotive	94,811	3.9	94,323	3.9
Telecommunications	78,818	3.2	84,780	3.5
FIRE: Finance (1)	66,872	2.7	71,872	3.0
Hotel, Gaming & Leisure	80,366	3.3	68,578	2.8
FIRE: Insurance (1)	67,479	2.8	67,349	2.8
Capital Equipment	53,347	2.2	57,500	2.4
Beverage, Food & Tobacco	55,898	2.3	56,779	2.3
Consumer Goods: Durable	63,447	2.6	51,198	2.1
Environmental Industries	43,745	1.8	45,763	1.9
Chemicals, Plastics & Rubber	32,497	1.3	32,185	1.3
Media: Diversified & Production	33,998	1.4	32,027	1.3
Services: Consumer	29,209	1.2	28,515	1.2
Banking, Finance, Insurance & Real Estate	23,045	0.9	23,650	1.0
Retail	24,440	1.0	18,664	0.8
Transportation: Consumer	16,707	0.7	16,956	0.7
Wholesale	17,749	0.7	14,816	0.6
Media: Advertising, Printing & Publishing	10,858	0.4	10,657	0.4
Utilities: Water	6,975	0.3	7,066	0.3
Containers, Packaging & Glass	6,321	0.3	6,480	0.3
Media: Broadcasting & Subscription	2,864	0.1	2,789	0.1
Consumer goods: Wholesale	8,275	0.3	2,735	0.1
Energy: Electricity	2,725	0.1	2,712	0.1
Total	$2,446,990	100.0%	$2,431,189	100.0%

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
International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of December 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.4 million. As of December 31, 2023, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $66.1 million.

As of December 31, 2024, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of December 31, 2024, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,049.1 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value. As of December 31, 2023, ISLP had $709.8 million in debt and equity investments, at fair value.

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

As of December 31, 2024, the ISLP Credit Facilities had $297.6 million of outstanding debt under the credit facility. As of December 31, 2023 the ISLP Credit Facilities had $320.5 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 and year ended December 31, 2023 were 7.5% and 6.6%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	December 31, 2024	December 31, 2023
Total investments	$655,804	$709,846
Weighted average yield on investments	10.6%	11.3%
Number of borrowers in ISLP	35	37
Largest portfolio company investment	$51,142	$47,432
Total of five largest portfolio company investments	$196,173	$206,779
Unfunded commitments	$3,907	$11,496

Below is a listing of ISLP’s individual investments as of December 31, 2024:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2024

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.17%	9/24/2031	AUD	14,144	9,831	8,747
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	17,234
Aerospace & Defense Total								$16,946	$25,981	31.1%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.36%	4/30/2026	AUD	9,730	7,085	6,018
Media: Advertising, Printing & Publishing Total								$7,085	$6,018	7.2%

Australian Dollar Total								$24,031	$31,999	38.3%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.95%	7/12/2029		£6,050	7,045	7,574
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	8.68%	7/12/2029		£6,578	8,094	7,888
Reconomy (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	6.25%	10.58%	7/12/2029		£4,830	6,269	6,171
Environmental Industries Total								$21,408	$21,633	25.9%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	5/11/2029		£29,070	35,332	36,393
FIRE: Finance Total								$35,332	$36,393	43.6%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	12/19/2025		£7,318	9,245	9,161
FIRE: Insurance Total								$9,245	$9,161	11.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£7,880	9,115	9,865
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£9,764	11,887	12,224
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	0.25% (8.00% PIK)	12.95%	1/3/2030	£9,042	11,430	11,263
High Tech Industries Total							$32,432	$33,352	39.9%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.12%	3/3/2030	£4,312	5,495	5,398
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.74%	9/2/2029	£5,172	6,068	5,728
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029	£13,160	15,221	15,610
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.82%	6/24/2029	£6,700	8,636	8,388
Media: Advertising, Printing & Publishing Total							$35,420	$35,124	42.0%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	6/28/2031	£7,497	9,718	9,338
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.01%	7/10/2028	£26,495	35,591	32,838
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.26%	4/30/2031	£8,160	10,476	10,215
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£5,849	7,728	7,654
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£8,138	10,751	10,650
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.48%	5/5/2028	£12,151	16,497	15,212
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.70%	11/26/2031	£4,290	5,379	5,371
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/27/2029	£—	—	(8)
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	10.20%	7/12/2029	£14,364	17,651	17,892
Services: Business Total							$113,791	$109,162	130.6%

Services: Consumer
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026	£6,771	8,406	5,086
Services: Consumer Total							$8,406	$5,086	6.1%

British Pound Total							$256,034	$249,911	299.1%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)(26)	First Lien Senior Secured Loan	CORRA	4.32% (2.00% PIK)	10.25%	5/26/2028	CAD	17,959	14,711	12,481
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	1,174	905	816
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	2,254	1,618	1,566
Retail Total				.				$17,234	$14,863	17.8%

Canadian Dollar Total								$17,234	$14,863	17.8%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.78%	12/22/2027		€9,165	9,280	9,058
Chemicals, Plastics & Rubber Total								$9,280	$9,058	10.8%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029		€2,440	2,475	2,525
Environmental Industries Total								$2,475	$2,525	3.0%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.53%	2/1/2029		€12,000	12,992	12,419
MRHT (15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.75%	9.43%	2/1/2029		€5,069	5,492	5,246
FIRE: Insurance Total								$18,484	$17,665	21.1%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.65%	5/28/2026		€13,129	15,896	13,111
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026		€22,498	27,233	22,469
Nafinco (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031		€8,000	8,390	8,093
Pharmathen (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	10/25/2028		€13,492	15,075	13,858
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	10/25/2028		€2,235	2,406	2,302
Healthcare & Pharmaceuticals Total								$69,000	$59,833	71.7%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/14/2030		€13,919	15,095	14,404
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.15%	5/14/2029		€8,250	8,356	8,453
High Tech Industries Total								$23,451	$22,857	27.4%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€14,981	16,242	15,504
Kpler (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.63%	3/3/2030		€3,246	3,519	3,359
Media: Advertising, Printing & Publishing Total								$19,761	$18,863	22.6%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.83%	8/31/2028		€2,619	2,951	2,710
Media: Broadcasting & Subscription Total								$2,951	$2,710	3.2%

Media: Diversified & Production
Aptus 1724. Gmbh (19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	6.00% (1.50% PIK)	10.38%	2/23/2028		€35,504	41,853	31,232
Media: Diversified & Production Total								$41,853	$31,232	37.4%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€14,124	15,867	14,617
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.41%	3/3/2030		€3,423	3,778	3,542
Services: Business Total								$19,645	$18,159	21.7%

European Currency Total								$206,900	$182,902	218.9%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.14%	7/15/2029	NOK	174,360	16,601	15,315
Services: Business Total								$16,601	$15,315	18.3%

Norwegian Krone Total								$16,601	$15,315	18.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$9,653	9,604	9,653
Automotive Total							$9,604	$9,653	11.6%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$23,043	23,043	22,294
Chemicals, Plastics & Rubber Total							$23,043	$22,294	26.7%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$5,000	4,956	5,000
Consumer Goods: Durable Total							$4,956	$5,000	6.0%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.63%	12/9/2029	$23,343	23,172	23,343
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$16,450	16,342	16,286
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$8,550	8,494	8,465
High Tech Industries Total							$48,008	$48,094	57.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.09%	8/31/2028	$23,907	23,793	23,907
Media: Broadcasting and Subscription Total							$23,793	$23,907	28.6%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028	$10,144	10,108	8,622
Media: Diversified & Production Total							$10,108	$8,622	10.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028	$11,700	11,636	11,466
Chamber Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.12%	6/2/2028	$21,081	20,973	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$10,697	10,617	10,697
Services: Business Total							$43,226	$43,244	51.7%

U.S. Dollar Total							$162,738	$160,814	192.4%

Total							$683,538	$655,804	784.8%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
AUSTRALIAN DOLLARS 480	EURO 292	Morgan Stanley	06/10/2025	$(8)
EURO 2,325	AUSTRALIAN DOLLARS 3,786	Standard Chartered	01/15/2025	65
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	110
EURO 2,199	AUSTRALIAN DOLLARS 3,690	Standard Chartered	06/10/2025	9
US DOLLARS 9,408	AUSTRALIAN DOLLARS 13,954	Standard Chartered	01/15/2025	767
US DOLLARS 679	AUSTRALIAN DOLLARS 1,035	Standard Chartered	03/20/2025	38
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	1,437
US DOLLARS 7,026	AUSTRALIAN DOLLARS 10,830	Standard Chartered	06/10/2025	316
EURO 1,688	BRITISH POUNDS 1,419	Standard Chartered	01/15/2025	(28)
EURO 230	BRITISH POUNDS 200	Morgan Stanley	01/21/2025	(12)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(297)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(56)
BRITISH POUNDS 200	EURO 231	Morgan Stanley	01/21/2025	11
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	25
US DOLLARS 6,840	BRITISH POUNDS 5,231	Goldman Sachs	01/15/2025	290
US DOLLARS 1,833	BRITISH POUNDS 1,447	Morgan Stanley	01/21/2025	22
US DOLLARS 2,734	BRITISH POUNDS 2,170	Morgan Stanley	02/14/2025	17
US DOLLARS 751	BRITISH POUNDS 590	Goldman Sachs	03/20/2025	13
US DOLLARS 2,797	BRITISH POUNDS 2,220	Morgan Stanley	05/13/2025	20
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(363)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(51)
US DOLLARS 502	BRITISH POUNDS 402	Standard Chartered	06/10/2025	(1)
EURO 450	CANADIAN DOLLARS 679	Standard Chartered	01/15/2025	(6)
EURO 316	CANADIAN DOLLARS 471	Morgan Stanley	03/21/2025	-
US DOLLARS 1,822	CANADIAN DOLLARS 2,501	Standard Chartered	01/15/2025	82
US DOLLARS 1,356	CANADIAN DOLLARS 1,830	Morgan Stanley	03/21/2025	80
EURO 940	DANISH KRONE 7,008	Standard Chartered	01/15/2025	-
US DOLLARS 3,803	DANISH KRONE 25,832	Standard Chartered	01/15/2025	213
EURO 880	NORWEGIAN KRONE 10,354	Standard Chartered	01/15/2025	-
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	(118)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	(1,010)
EURO 8,788	US DOLLARS 9,660	Standard Chartered	01/15/2025	(554)
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(45)
EURO 4,079	US DOLLARS 4,480	Morgan Stanley	06/23/2025	(218)
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	(41)
EURO 4,850	US DOLLARS 5,160	Standard Chartered	06/23/2025	(94)
US DOLLARS 28,733	EURO 26,140	Standard Chartered	01/15/2025	1,649
US DOLLARS 634	EURO 580	Morgan Stanley	02/12/2025	33
US DOLLARS 4,795	EURO 4,371	Morgan Stanley	02/28/2025	258
US DOLLARS 23,690	EURO 21,780	Standard Chartered	06/10/2025	956
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	66
US DOLLARS 29,725	EURO 27,780	Standard Chartered	11/10/2025	459
US DOLLARS 3,563	NORWEGIAN KRONE 38,166	Standard Chartered	01/15/2025	203
				$4,237

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average ("CORRA"), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $83,564 as of December 31, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of December 31, 2024
(8)
Unrealized appreciation/(depreciation) on forward currency exchange contracts.

(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, and CAD represents Canadian Dollar.
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
(33)
Tick mark not used

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value (amortized cost of $683,538 and $721,252, respectively)	$655,804	$709,846
Cash and cash equivalents	7,610	9,006
Foreign cash (cost of $21,972 and $22,237, respectively)	21,243	22,528
Collateral on forward currency exchange contracts	14	4,383
Deferred financing costs (net of accumulated amortization of $3,042 and $2,026, respectively)	2,138	3,154
Unrealized appreciation on forward currency exchange contracts	4,237	—
Interest receivable on investments	13,854	11,244
Total assets	$704,900	$760,161

LIABILITIES
Debt	$297,634	$320,491
Subordinated notes payable to Members	297,240	301,426
Interest payable on debt	5,279	5,841
Interest payable on subordinated notes payable to Members	20,204	18,501
Unrealized depreciation on forward currency exchange contracts	—	6,052
Distributions payable to Members	550	3,931
Accounts payable and accrued expenses	429	900
Total liabilities	$621,336	$657,142
MEMBERS' EQUITY
Total Members’ equity	83,564	103,019
Total liabilities and Members’ equity	$704,900	$760,161

Selected Statements of Operations Information

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income
Interest income	$77,934	$75,476	$43,903
Total investment income	77,934	75,476	43,903

Expenses
Interest and debt financing expenses	25,321	25,209	11,660
Interest expense on subordinated notes payable to Members	40,053	35,656	21,455
Professional fees and other expenses	3,117	3,084	2,577
Total expenses	68,491	63,949	35,692
Net investment income	9,443	11,527	8,211

Net realized and unrealized gains (losses)
Net realized loss on investments	(28,540)	(5,155)	(1,496)
Net realized gain on foreign currency transactions	1,458	470	2,642
Net realized gain on foreign currency of debt	8,948	3,044	1,285
Net realized gain (loss) on forward currency exchange contracts	(2,422)	63	9,331
Net change in unrealized appreciation on foreign currency translation	(1,047)	992	(451)
Net change in unrealized appreciation on forward currency exchange contracts	10,289	(3,492)	(4,360)
Net change in unrealized appreciation on foreign currency translation of debt	4,002	(16,322)	12,919
Net change in unrealized appreciation on foreign currency translation of the Subordinated Notes	4,186	(1,642)	1,628
Net change in unrealized appreciation on investments	(16,328)	26,481	(26,720)
Total net gain (loss)	(19,454)	4,439	(5,222)
Net increase (decrease) in Members’ equity from operations	$(10,011)	$15,966	$2,989

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC ("SLP"). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP was $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million. As of December 31, 2023, the Company’s investment in SLP consisted of subordinated notes of $116.0 million, preferred equity interests of ($1.8) million and equity interests of ($0.4) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $1,767.1 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

On June 15, 2023, the 2018-1 Issuer entered into a First Supplemental Indenture (“2018-1 Supplemental Indenture”), dated as of June 15, 2023, pursuant to Section 8.1(xxxi) of the Indenture, dated as of September 28, 2018, between BCC Middle Market CLO 2018-1, LLC, as issuer, and Wells Fargo Bank, National Association, as trustee. The 2018-1 Supplemental Indenture provides for, among other things, an adoption of an alternate reference rate of Term SOFR plus 0.26%, effective July 1, 2023.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of December 31, 2024:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		December 31, 2024
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	6.87%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	7.32%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	7.52%
Class B-R	40,000	3.90	% + 3 Month SOFR	8.52%
Class C-R	30,000	5.90	% + 3 Month SOFR	10.52%
Class D-R	30,000	8.32	% + 3 Month SOFR	12.94%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s consolidated financial statements. The membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2023-1 Notes as of December 31, 2024:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		December 31, 2024
Class A Notes	$234,000	2.55	% + SOFR	7.17%
Class B-1 Notes	29,000	3.80	% + SOFR	8.42%
Class B-2 Notes	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	9.17%
Class D Notes	24,000	6.65	% + SOFR	11.27%
Class E Notes	24,000	9.84	% + SOFR	14.46%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through SLP MM CLO WH 2, LLC (the "MM_23_3 Credit Facility"), a Delaware limited liability company and a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bore interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions. The maturity date of the MM_23_3 Credit Facility was September 27, 2027. On July 10, 2024, the MM_23_3 Credit Facility was terminated.

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s consolidated financial statements. The Company's membership interests are eliminated in consolidation on SLP’s consolidated financial statements. Below is a table summary of the 2024-1 Notes as of December 31, 2024:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		December 31, 2024
Class A-1 Notes	$250,750	1.75	% + SOFR	6.96%
Class A-2 Notes	12,750	1.95	% + SOFR	7.16%
Class B Notes	25,500	2.05	% + SOFR	7.26%
Class C Notes	34,000	2.75	% + SOFR	7.96%
Class D Notes	25,500	4.50	% + SOFR	9.71%
Total 2024-1 Notes(1)	348,500
Membership Interests	76,395	Non-interest bearing		Not applicable
Total	$424,895

(1) As of December 31, 2024, there were no Class E Notes outstanding.

On December 9, 2024, SLP, through SLP MM CLO WH 3, LLC (the “MM CLO WH 3 Credit Facility”), a Delaware limited liability company and a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with Société Générale, subject to leverage and borrowing base restrictions . The maturity date of the MM CLO WH 3 Credit Facility is December 8, 2032. With an effective rate of 6.4% per annum, as of December 31, 2024, the MM CLO WH 3 Credit Facility had $55.0 million of outstanding debt under the credit facility.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of December 31, 2024 was 8.2%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.7%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	December 31, 2024	December 31, 2023
Total investments	$1,399,241	$879,930
Weighted average yield on investments	10.6%	12.1%
Number of borrowers in SLP	100	62
Largest portfolio company investment	$35,681	$32,283
Total of five largest portfolio company investments	$171,681	$151,954
Unfunded commitments	$991	$3,734

Below is a listing of SLP’s individual investments as of December 31, 2024:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2024

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$18,204	17,983	17,977
BTX Precision (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	7/25/2030	$15,167	15,037	15,167
Forward Slope (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$11,132	10,963	11,132
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$18,515	18,515	18,515
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.18%	8/22/2029	$4,987	4,987	4,987
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/6/2025	$25,156	24,638	24,903
Robinson Helicopter (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.60%	10.96%	6/30/2028	$32,975	32,715	32,975
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.35%	10.49%	7/23/2029	$30,316	30,247	30,316
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$9,825	9,755	9,825
Aerospace & Defense Total							$164,840	$165,797	1241.0%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$10,800	10,800	10,800
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	9.87%	5/17/2029	$9,850	9,850	9,850
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	11/1/2028	$16,927	16,812	16,927
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/9/2027	$8,165	8,106	8,165
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/9/2027	$16,282	16,162	16,282
Automotive Total							$61,730	$62,024	464.3%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems (16)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	8/1/2030	$10,500	10,320	10,316
Morrow Sodali Global LLC (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.96%	4/25/2028	$2,195	2,177	2,195
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	10.09%	4/25/2028	$7,760	7,694	7,760
Banking, Finance, Insurance & Real Estate Total							$20,191	$20,271	151.7%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029	$11,202	11,095	11,202
AgroFresh Solutions (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029	$5,000	4,950	5,000
Beverage, Food & Tobacco Total							$16,045	$16,202	121.3%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	10/31/2029	$27,189	27,075	27,189
DiversiTech (12)(17)	First Lien Senior Secured Loan	SOFR	3.76%	8.09%	12/22/2028	$1,979	1,981	1,997
Capital Equipment Total							$29,056	$29,186	218.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.94%	6/6/2029	$13,179	13,010	12,916
INEOS US Petrochem (12)(18)	First Lien Senior Secured Loan	SOFR	3.85%	8.21%	3/14/2030	$1,980	1,982	1,989
Prince\Ferro (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.06%	4/23/2029	$1,980	1,966	1,956
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$19,911	19,841	19,264
Chemicals, Plastics & Rubber Total							$36,799	$36,125	270.4%

Construction & Building
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$18,728	18,728	18,728
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$4,997	4,992	4,997
Construction & Building Total							$23,720	$23,725	177.6%

Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$9,816	9,816	9,816
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$5,000	4,943	5,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	10.11%	10/11/2027	$35,681	34,735	35,681
Consumer Goods: Durable Total							$49,494	$50,497	378.0%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	11.23%	1/24/2028	$15,932	15,799	15,852
Hempz (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/25/2029	$8,250	8,179	8,178
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	6.00%	10.52%	2/21/2031	$24,298	24,080	24,298
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/15/2025	$9,862	9,862	9,615
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$6,395	6,395	6,395
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$6,188	6,188	6,188
Consumer Goods: Non-Durable Total							$70,503	$70,526	527.9%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.74%	4/27/2028	$3,223	3,198	2,587
WSP (7)(14)(18)(19)(26)	First Lien Senior Secured Loan		8.00% PIK	8.00%	4/27/2028	$2,081	1,978	239
Consumer Goods: Wholesale Total							$5,176	$2,826	21.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.85%	12/29/2027	$22,586	22,455	22,586
Iris Holding, Inc. (12)(17)(34)	First Lien Senior Secured Loan	SOFR	4.85%	9.44%	6/28/2028	$10,557	10,205	10,201
Containers, Packaging & Glass Total							$32,660	$32,787	245.4%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	10.53%	11/19/2027	$20,252	20,079	20,050
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	10.53%	11/19/2027	$4,699	4,637	4,652
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.78%	11/19/2027	$3,382	3,382	3,348
Energy: Electricity Total							$28,098	$28,050	210.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$2,090	2,090	2,090
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	12/23/2027	$8,258	8,258	8,258
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	2/18/2028	$2,481	2,481	2,481
Citadel (12)(18)	First Lien Senior Secured Loan	SOFR	2.00%	6.57%	10/31/2031	$1,990	1,996	1,998
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	9.93%	6/30/2029	$4,672	4,672	4,672
Hudson River Trading (12)(18)(35)	First Lien Senior Secured Loan	SOFR	3.00%	7.48%	3/18/2030	$4,959	4,949	4,983
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	1/31/2031	$17,500	17,239	17,238
Wealth Enhancement Group (WEG) (3)(15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/2/2028	$2,509	2,502	2,509
FIRE: Finance Total							$55,412	$55,454	415.1%

FIRE: Insurance
Asurion LLC (12)(18)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	11/6/2030	$1,971	1,972	1,977
Asurion LLC (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.10%	8.46%	8/19/2028	$3,965	3,932	3,959
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	9.96%	12/19/2025	$8,918	8,918	8,918
Margaux Acquisition Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	9.96%	12/19/2025	$15,541	15,541	15,541
FIRE: Insurance Total							$30,363	$30,395	227.5%

Forest Products & Paper
Multi-Color Corp (12)(17)(35)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	10/29/2028	$3,964	3,880	3,843
Forest Products & Paper Total							$3,880	$3,843	28.8%

Healthcare & Pharmaceuticals
AEG Vision (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.23%	3/27/2026	$1,164	1,164	1,164
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.27%	5/31/2028	$10,557	10,496	10,557
Beacon Specialized Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	3/25/2028	$8,955	8,871	8,955
EHE Health (12)(15)(19)(29)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	8/7/2030	$24,688	24,446	24,441
HealthDrive (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.46%	8/20/2029	$18,516	18,516	18,516
Pharmacy Partners (12)(19)(32)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.01%	2/28/2029	$21,835	21,599	21,835
Red Nucleus (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/17/2031	$12,000	11,851	11,850
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.19%	6/16/2028	$9,435	9,435	9,435
WellSky (18)(34)	First Lien Senior Secured Loan	SOFR	3.11%	7.47%	3/10/2028	$1,990	1,997	2,001
Healthcare & Pharmaceuticals Total							$108,375	$108,754	814.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Applitools (16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.58%	5/25/2029	$12,354	12,282	12,168
Black Mountain (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	10/7/2030	$20,000	19,852	19,850
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.86%	4/9/2030	$7,959	7,886	7,880
Gainwell Acquisition (12)(16)	First Lien Senior Secured Loan	SOFR	4.20%	8.70%	10/1/2027	$2,745	2,652	2,666
Element Buyer, Inc. (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.85%	10.21%	7/19/2026	$24,871	24,871	24,871
Element Buyer, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	10.21%	7/19/2026	$10,738	10,738	10,738
Logrhythm (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	7/2/2029	$7,955	7,734	7,717
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.63%	12/9/2029	$16,206	16,119	16,206
PayRange (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	10/31/2030	$11,375	11,262	11,261
Proofpoint (12)(17)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	8/31/2028	$1,980	1,984	1,992
SensorTower (12)(19)(31)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.85%	3/15/2029	$21,482	21,229	21,482
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	3/6/2028	$33,114	32,847	32,782
High Tech Industries Total							$169,456	$169,613	1269.5%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (7)(14)(12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.76%	12.33%	2/1/2027	$6,000	5,696	600
Awayday (12)(15)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/6/2031	$24,938	24,691	24,813
City BBQ (12)(15)(19)(29)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.45%	9.87%	9/4/2030	$22,693	22,496	22,693
Concert Golf Partners Holdco (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.13%	4/1/2030	$20,280	20,022	20,280
Concert Golf Partners Holdco LLC (16)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.13%	4/1/2030	$4,127	4,127	4,127
Pollo Tropical (15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	10/23/2029	$4,250	4,197	4,197
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$15,720	15,420	15,720
Hotel, Gaming & Leisure Total							$96,649	$92,430	691.8%

Media: Diversified & Production
Internet Brands (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.82%	5/3/2028	$2,970	2,960	2,975
Media: Diversified & Production Total							$2,960	$2,975	22.3%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	5/26/2028	$9,458	9,207	9,458
Petco (12)(16)	First Lien Senior Secured Loan	SOFR	3.51%	7.84%	3/3/2028	$2,000	1,876	1,947
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029	$3,360	3,360	2,956
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029	$1,067	1,067	1,067
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	1,910
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	213
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	4,098	—	—
Retail Total							$21,476	$17,551	131.4%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Business
Allbridge (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	6/5/2030	$17,435	17,314	17,435
AMI (12)(16)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$22,000	21,836	21,835
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028	$32,054	31,865	31,413
TEI Holdings Inc. (17)(29)(35)	First Lien Senior Secured Loan	SOFR	4.00%	8.43%	4/9/2031	$10,589	10,634	10,655
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031	$6,000	5,910	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan		5.75%	10.34%	2/9/2027	$8,750	8,665	8,706
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.88%	3/18/2030	$16,873	16,732	16,873
Discovery Senior Living (15)(19)(36)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.88%	3/18/2030	$2,823	2,823	2,823
DTIQ (12)(13)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	9/30/2029	$16,958	16,665	16,661
Easy Ice (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.40%	9.99%	10/30/2030	$10,482	10,326	10,325
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$12,804	12,656	12,804
Smartronix (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$8,127	8,127	8,127
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$8,663	8,491	8,663
Orion (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	3/19/2027	$12,500	12,360	12,359
Services: Business Total							$184,404	$184,679	1382.3%

Services: Consumer
Eagle Parent Corp (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.58%	4/2/2029	$3,276	3,269	3,224
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/22/2026	$27,229	27,190	26,412
Services: Consumer Total							$30,459	$29,636	221.8%

Telecommunications
Inmarsat (12)(17)	First Lien Senior Secured Loan	SOFR	4.50%	8.86%	9/27/2029	$1,985	1,887	1,748
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	7/17/2028	$14,830	14,688	14,607
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$18,465	18,226	18,188
Telecommunications Total							$34,801	$34,543	258.6%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$29,235	29,235	28,066
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$14,088	13,856	13,630
Gulf Winds International (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$15,914	15,749	15,395
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.84%	12/29/2028	$6,899	6,757	6,899
RoadOne (18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.77%	12/29/2028	$1,060	1,059	1,060
Transportation: Cargo Total							$66,656	$65,050	486.8%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	5/1/2029	$6,539	6,539	6,539
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029	$22,885	22,444	22,885
Transportation: Consumer Total							$28,983	$29,424	220.2%

Utilities: Water
Vessco Water (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.11%	7/24/2031	$7,500	7,427	7,500
Utilities: Water Total							$7,427	$7,500	56.1%

Wholesale
Abracon Group Holding, LLC. (16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028	$11,899	11,758	9,519
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	12/19/2030	$5,364	5,364	5,364
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	3/31/2029	$6,276	6,131	6,276
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	12/28/2029	$8,219	8,068	8,219
Wholesale Total							$31,321	$29,378	219.9%

Total							$1,410,934	$1,399,241	10473.40%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $(13,360) as of December 31, 2024.
(5)
Tick mark not used
(6)
Tick mark not used
(7)
Loan was on non-accrual status as of December 31, 2024.
(8)
Tick mark not used
(9)
Tick mark not used
(10)
Tick mark not used
(11)
Tick mark not used
(12)
Assets or a portion thereof are pledged as collateral for the 2018-1 Issuer.
(13)
Loan includes interest rate floor of 3.50%.
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
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

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
(35)
Assets or a portion thereof are pledged as collateral for the MM_23_3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value (amortized cost of $1,410,934 and $893,621, respectively)	$1,399,241	$879,930
Cash and cash equivalents	5,331	10,303
Restricted cash and cash equivalents	103,663	89,516
Prepaid expenses	4,245	4,718
Deferred financing costs (net of accumulated amortization of $11 and $46, respectively)	1,489	654
Interest receivable on investments	8,930	6,808
Receivable for sales and paydowns of investments	5,301	—
Total assets	$1,528,200	$991,929

LIABILITIES
Debt (net of unamortized debt issuance costs of $7,369 and $4,628, respectively)	$1,188,131	$713,494
Subordinated notes payable to Members	293,000	232,000
Interest payable on debt	25,096	18,669
Interest payable on subordinated notes payable to Members	7,488	5,929
Payable for investments purchased	21,093	—
Distributions payable to Members	4,732	5,068
Accounts payable and accrued expenses	2,020	1,500
Total liabilities	$1,541,560	$976,660

EQUITY
Members’ deficit	(13,360)	(7,211)
Noncontrolling interests	—	22,480
Total Members' Equity (deficit)	$(13,360)	$15,269
Total liabilities and Members’ Equity	$1,528,200	$991,929

Selected Statement of Operations Information

			For the Period
			February 28, 2022
			(commencement of
	For the Years Ended		operations) through
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income
Interest income	$131,600	$90,229	$34,190
Total investment income	131,600	90,229	34,190

Expenses
Interest and debt financing expenses	82,337	44,486	14,642
Interest expense on subordinated notes payable to Members	26,917	19,325	7,075
Professional fees and other expenses	6,767	4,189	2,034
Total expenses	116,021	68,000	23,751
Net investment income	15,579	22,229	10,439

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(7,103)	(563)	114
Net realized loss on extinguishment of debt	(1,139)	—	—
Net change in unrealized appreciation on investments	1,998	(7,146)	(6,545)
Total net gain (loss)	(6,244)	(7,709)	(6,431)
Net increase from operations	9,335	14,520	4,008
Less: net increase (decrease) attributable to noncontrolling interests	(66)	5,103	3,085
Net increase in Members' equity from operations	$9,401	$9,417	$923

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$7,604	$1,543,286	$6,933	$1,557,823
Second Lien Senior Secured Loan	—	—	30,104	—	30,104
Subordinated Debt	—	—	53,350	—	53,350
Preferred Equity	—	—	170,876	—	170,876
Equity Interest	—	—	219,210	11,405	230,615
Warrants	—	—	628	—	628
Subordinated Note Investment Vehicles (1)	—	—	337,224	—	337,224
Preferred Equity Interest Investment Vehicles (1)	—	—	—	10	10
Equity Interest Investment Vehicles (1)	—	—	—	50,559	50,559
Total Investments	$—	$7,604	$2,354,678	$68,907	$2,431,189
Cash equivalents	$103,582	$—	$—	$—	$103,582
Forward currency exchange contracts (asset)	$—	$4,690	$—	$—	$4,690
Forward currency exchange contracts (liability)	$—	$(1,185)	$—	$—	$(1,185)

(1)
Includes debt and equity investment in ISLP and SLP.

(2)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, certain investments are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

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

(1)
Includes debt and equity investments in ISLP and SLP
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, certain investments are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Purchases of investments and other adjustments to cost	1,433,627	38,156	—	30,500	—	67,221	5,984	—	1,575,488
Paid-in-kind interest income	22,258	—	268	—	—	753	2,907	—	26,186
Net accretion of discounts (amortization of premiums)	4,748	133	(7)	—	—	3	152	—	5,029
Principal repayments and sales of investments	(1,354,691)	(22,711)	(21,304)	—	(22,414)	(15,470)	—	—	(1,436,590)
Net change in unrealized appreciation on investments	8,089	(3,008)	(17,306)	—	1,433	11,118	(1,569)	597	(646)
Net realized gain (loss) on investments	(9,134)	(1,531)	14	—	(1,637)	2,603	(1)	(480)	(10,166)
Transfers out of Level 3	(6,619)	(10,944)	—	—	—	—	—	—	(17,563)
Reclassifications	2,020	(2,240)	—	—	—	220	—	—	—
Balance as of December 31, 2024	$1,543,286	$219,210	$30,104	$337,224	$—	$170,876	$53,350	$628	$2,354,678
Change in unrealized appreciation attributable to investments still held at December 31, 2024	$(1,665)	$732	$(17,046)	$—	$—	$14,699	$(1,569)	$629	$(4,220)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the year ended December 31, 2024, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the year ended December 31, 2024, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the year ended December 31, 2023, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2023, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	As of December 31, 2024
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,223,142	Discounted cash flows	Comparative Yields	8.2%		—	24.2%		(11.5%)
First Lien Senior Secured Loans	74,318	Comparable company multiple	EBITDA Multiple	5.3	x	—	11.9	x	(9.4x)
First Lien Senior Secured Loans	4,875	Discounted cash flows	Discount Rate				18.1%
First Lien Senior Secured Loans	9,219	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	28,349	Discounted cash flows	Comparative Yields	13.8%		—	14.0%		(13.9%)
Second Lien Senior Secured Loans	1,755	Comparable company multiple	EBITDA Multiple	6.5	x	—	10.0	x	(7.2x)
Subordinated Notes in Investment Vehicles	337,224	Collateral coverage	Recovery Rate				100.0%
Subordinated Debt	48,253	Discounted cash flows	Comparative Yields	12.1%		—	16.6%		(15.6%)
Equity Interests	129,620	Discounted cash flows	Discount Rate	13.4%		—	18.1%		(15.0%)
Equity Interests	68,452	Comparable company multiple	EBITDA Multiple	3.8	x	—	26.0	x	(11.5x)
Equity Interests	10,329	Comparable company multiple	Revenue Multiple	0.8	x	—	14.5	x	(7.2x)
Preferred equity	73,174	Comparable company multiple	EBITDA Multiple	6.8	x	—	15.3	x	(11.1x)
Preferred equity	42,873	Comparable company multiple	Revenue Multiple	4.0	x	—	11.1	x	(8.1x)
Preferred equity	4,752	Discounted cash flows	Comparative Yields				14.0%
Warrants	628	Discounted cash flows	Discount Rate				25.0%
Total investments	$2,056,963

(1)
Included within the Level 3 assets of $2,354,678 is an amount of $297,715 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).

(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of December 31, 2024. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2024	December 31, 2023
2019-1 Debt	2	$352,500	$343,136
March 2026 Notes	2	291,280	279,596
October 2026 Notes	2	285,940	270,903
Sumitomo Credit Facility	3	442,699	311,000
Total Debt		$1,372,419	$1,204,635

Note 5. Related Party Transactions

Investment Advisory Agreement

The Company entered into the first amended and restated investment advisory agreement as of November 14, 2018 (the “Prior Advisory Agreement”) with the Advisor, pursuant to which the Advisor manages the Company’s investment program and related activities. On November 28, 2018, the Board, including a majority of the Independent Directors, approved a second amended and restated advisory agreement (the “Amended Advisory Agreement”) between the Company and the Advisor. On February 1, 2019, stockholders approved the Amended Advisory Agreement which replaced the Prior Advisory Agreement.

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

For the years ended December 31, 2024, 2023 and 2022, management fees were $35.6 million, $36.1 million and $34.7 million, respectively.

As of December 31, 2024 and December 31, 2023, $9.2 million and $8.9 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the consolidated statements of assets and liabilities.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $28.9 million, $25.5 million and $19.6 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the consolidated statements of operations.

As of December 31, 2024 and December 31, 2023, there was $4.7 million and $7.3 million, respectively, related to the income incentive fee accrued in incentive fee payable on the consolidated statements of assets and liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of December 31, 2024 and December 31, 2023.

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

For the years ended December 31, 2024, 2023 and 2022 the Company accrued $0.0 million, $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the consolidated statements of assets and liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $2.5 million, $1.2 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, respectively, there were $0.8 million and $0.4 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other general and administrative expenses on the consolidated statements of operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

As of December 31, 2024 and December 31, 2023, the Advisor held 0 and 449,699.30 shares of the Company’s common stock, respectively. An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 12,875,920.66 shares of the Company at December 31, 2024 and December 31, 2023, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the year ended December 31, 2024 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$12,801	$—	$—	$(4,372)	$—	$8,429	$(63)	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,817	—	—	(443)	—	4,374	378	—
Ansett Aviation Training Equity Interest (1)	7,516	—	—	1,101	—	8,617	—	—
BCC Middle Market CLO 2018-1, LLC Equity Interest	22,618	—	(22,415)	1,433	(1,636)	—	821	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	1	—	—	(1)	—	—	(28)	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	3,498	—	(3,469)	(2,392)	2,363	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	—	1,316	—	92	—	1,408	9	—
DC Blox Preferred Equity	—	37,900	—	623	—	38,523	67	—
DC Blox Preferred Equity	—	3,860	—	1,370	—	5,230	10	—
DC Blox Preferred Equity	—	11	—	4,266	—	4,277	13	—
Direct Travel, Inc First Lien Senior Secured Loan	4,841	—	(4,841)	—	—	—	138	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	3,500	—	(3,500)	—	—	—	100	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	1,782	—	(1,782)	—	—	—	60	—
Direct Travel, Inc First Lien Senior Secured Loan	59,944	—	(59,944)	—	—	—	2,027	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	5,775	—	(5,775)	—	—	—	151	—
Direct Travel, Inc First Lien Senior Secured Loan	202	—	(202)	—	—	—	6	—
Direct Travel, Inc Equity Interest (1)	10,280	—	(6,999)	(10,281)	7,000	—	—	—
Walker Edison Equity Interest (1)	421	—	—	(421)	—	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	5,972	461	—	(5,393)	—	1,040	384	—
Walker Edison First Lien Senior Secured Loan - Revolver	3,182	—	—	—	—	3,182	343	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	278	—	—	—	278	2	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	1,941	—	(1,703)	—	238	54	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	821	52	—	(736)	—	137	49	—
Total Non-Controlled/affiliate investment	$147,971	$45,819	$(108,927)	$(16,857)	$7,727	$75,733	$4,521	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$115,995	$30,500	$—	$—	$—	$146,495	$13,523	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	(1,793)	—	—	1,803	—	10	2,332	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(379)	—	—	(4,470)	—	(4,849)	6,609	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,619	—	—	314	—	6,933	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	10,944	—	—	461	—	11,405	—	—
Gale Aviation (Offshore) Co Equity Interest	88,419	—	(14,900)	(1,706)	—	71,813	10,799	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	66,140	—	—	(10,732)	—	55,408	6,055	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	25,622	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	810	90	—	—	—	900	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	34,875	7,425	—	2,709	—	45,009	—	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	44,653	8,410	—	4,744	—	57,807	—	—
Parcel2Go First Lien Senior Secured Loan	—	54	—	—	—	54	1	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$557,012	$46,479	$(14,900)	$(6,877)	$—	$581,714	$64,941	$—
Total	$704,983	$92,298	$(123,827)	$(23,734)	$7,727	$657,447	$69,462	$—

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

(1) Non-income producing.
Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 181.7% and 189.9%, respectively.

The Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023 were as follows:

	As of December 31, 2024			As of December 31, 2023
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,359	$352,500	$352,500	$351,229
March 2026 Notes	300,000	300,000	298,656	300,000	300,000	297,522
October 2026 Notes	300,000	300,000	297,556	300,000	300,000	296,182
Sumitomo Credit Facility (2)	855,000	442,699	442,699	665,000	311,000	311,000
Total Debt	$1,807,500	$1,395,199	$1,390,270	$1,617,500	$1,263,500	$1,255,933

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

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 and year ended December 31, 2023 were 5.1% and 5.2%, respectively.

The combined weighted average borrowings outstanding for the year ended December 31, 2024 and year ended December 31, 2023 were $1.3 billion and $1.4 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	—	300,000	—	—
October 2026 Notes	300,000	—	300,000	—	—
Sumitomo Credit Facility	442,699	—	—	442,699	—
Total Debt Obligations	$1,395,199	$—	$600,000	$442,699	$352,500

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

For the years ended December 31, 2024, 2023 and 2022 the components of interest expense related to the 2018‑1 Issuer were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$—	$—	$1,299
Amortization of deferred financing costs and upfront commitment fees	—	—	28
Total interest and debt financing expenses	$—	$—	$1,327

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 Portfolio closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		December 31, 2024
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	6.41%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	6.91%
Class B-R	15,000	2.60	% + 3 Month SOFR	7.51%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of December 31, 2024, there were 56 first lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. As of December 31, 2023, there were 49 first lien and second lien senior secured loans with a total fair value of approximately $453.7 million and cash of $52.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of December 31, 2024, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the consolidated statements of assets and liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.1 million and $1.3 million as of December 31, 2024 and December 31, 2023, respectively.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$25,308	$24,583	$12,311
Amortization of deferred financing costs and upfront commitment fees	130	130	130
Total interest and debt financing expenses	$25,438	$24,713	$12,441

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

For the years ended December 31, 2024, 2023 and 2022, the 2023 Notes had no carrying value.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the 2023 Notes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$—	$—	$6,219
Amortization of debt issuance cost	—	—	374
Accretion of original issue discount	—	—	248
Total interest and debt financing expenses	$—	$—	$6,841

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

For the years ended December 31, 2024, 2023 and 2022, the components of the carrying value of the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(771)	(1,421)	(2,069)
Original issue discount, net of accretion	(573)	(1,057)	(1,539)
Carrying value of March 2026 Notes	$298,656	$297,522	$296,392

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the March 2026 Notes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$8,850	$8,850	$8,850
Amortization of debt issuance cost	650	648	649
Accretion of original issue discount	484	482	482
Total interest and debt financing expenses	$9,984	$9,980	$9,981

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

For the years ended December 31, 2024, 2023 and 2022, the components of the carrying value of the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Principal amount of debt	$300,000	$300,000	$300,000
Unamortized debt issuance cost	(1,303)	(2,035)	(2,765)
Original issue discount, net of accretion	(1,141)	(1,783)	(2,423)
Carrying value of October 2026 Notes	$297,556	$296,182	$294,812

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the October 2026 Notes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$7,651	$7,650	$7,650
Amortization of debt issuance cost	732	730	730
Accretion of original issue discount	642	640	640
Total interest and debt financing expenses	$9,025	$9,020	$9,020

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

On May 20, 2024, the Company entered into the Third Amendment to the Sumitomo Credit Agreement (the “Third Amendment”). The Third Amendment provides for, among other things, (i) an extension of the revolver availability period from December 24, 2025 to May 19, 2028, (ii) an extension of the scheduled maturity date from December 24, 2026 to May 18, 2029, (iii) the conversion of a portion of the existing revolver availability into term loan availability, (iv) an upsize in the total facility amount from $665,000,000 to $855,000,000, (v) an increase in the accordion provision to permit increases to a total facility amount of up to $1,500,000,000, (vi) the reduction of the credit adjustment spread for term benchmark loans denominated in Dollars, from 0.10% for one-month tenor loans, 0.15% for three-month tenor loans and 0.25% for six-month tenor loans to 0.10% for all loan tenors, and (vii) the joinder of new lenders to the Sumitomo Credit Agreement.

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of December 31, 2024 and December 31, 2023, there were $442.7 million and $311.0 million of borrowings under the Sumitomo Credit Facility.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$27,304	$34,656	$11,337
Unused facility fee	1,553	699	756
Accretion of original issue discount	1,384	940	615
Total interest and debt financing expenses	$30,241	$36,295	$12,708

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

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies, as described in Note 2. The fair value of derivative contracts open as of December 31, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had collateral receivable of $9.8 million for December 31, 2024 and collateral receivable of $7.6 million for December 31, 2023 with the counterparties on foreign currency exchange contracts. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the years ended December 31, 2024, 2023 and 2022, the Company's average U.S. dollar notional exposure to forward currency exchange contracts were $127.2 million, $183.4 million and $126.5 million, respectively.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2024:

Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$4,963	$(1,429)	$3,534	$—	$3,534
Citibank	Unrealized depreciation on forward currency contracts	$6	$(1,191)	$(1,185)	$—	$(1,185)
Wells Fargo	Unrealized appreciation on forward currency contracts	$1,483	$(327)	$1,156	$—	$1,156

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

The effect of transactions in derivative instruments to the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net realized gains (losses) on forward currency exchange contracts	$2,304	$(407)	$20,894
Net change in unrealized appreciation on forward currency exchange contracts	5,765	(2,322)	(5,259)
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$8,069	$(2,729)	$15,635

Included in total net gains (losses) on the consolidated statements of operations is net gains (losses) of ($5.6) million, $4.1 million and ($13.0) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the years ended December 31, 2024, 2023 and 2022, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $8.1 million, ($2.7) million and $15.6 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the consolidated statements of operations is $2.5 million, $1.4 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2024, 2023 and 2022:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 23, 2022	March 31, 2022	April 29, 2022	$0.34	$21,951
May 5, 2022	June 30, 2022	July 29, 2022	$0.34	$21,951
August 3, 2022	September 30, 2022	October 28, 2022	$0.34	$21,951
November 9, 2022	December 31, 2022	January 27, 2023	$0.36	$23,242
February 28, 2023	March 31, 2023	April 28, 2023	$0.38	$24,534
May 9, 2023	June 30, 2023	July 31, 2023	$0.38	$24,534
August 8, 2023	September 29, 2023	October 31, 2023	$0.42	$27,116
November 6, 2023	December 29, 2023	January 31, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
May 6, 2024	June 28, 2024	July 29, 2024	$0.42	$27,116
May 6, 2024	June 28, 2024	July 29, 2024	$0.03	$1,937	(1)
August 6, 2024	September 30, 2024	October 31, 2024	$0.42	$27,116
August 6, 2024	September 30, 2024	October 31, 2024	$0.03	$1,937	(1)
November 5, 2024	December 31, 2024	January 31, 2025	$0.42	$27,116
November 5, 2024	December 31, 2024	January 31, 2025	$0.03	$1,937	(1)
Total distributions declared			$4.78	$308,607

(1) Represents a special dividend.

The distributions declared during the years ended December 31, 2024, 2023 and 2022 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of December 31, 2024 and December 31, 2023, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At December 31, 2024 and December 31, 2023, the Advisor owned 0.00% and 0.70%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2024, 2023 and 2022.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of December 31, 2024, there have been no repurchases of common stock.

Note 10. Income Tax

For income tax purposes, dividends paid and distributions made to the Company’s stockholders are reported by the Company to the stockholders as ordinary income, capital gains, or a combination thereof. The tax character of distributions during the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Distributions paid from:
Ordinary Income	$116,212	$103,300	$89,095
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$116,212	$103,300	$89,095

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Net increase in net assets resulting from operations	$119,418	$123,375	$105,480
Net change in unrealized appreciation	6,796	(31,198)	19,586
Expenses not currently deductible	5,645	7,239	993
Income for tax but not book	(4,573)	(54,827)	(50,464)
Taxable/Distributable Income (1)	$127,286	$44,589	$75,595

(1)
The calculation of estimated 2024 taxable income includes a number of estimated inputs, including information received from third parties and, as a result, actual 2024 taxable income will not be finally determined until the Company’s 2024 tax return is filed in 2025 (and, therefore, such estimate is subject to change).

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2024, the Company has a short-term capital loss carryforward of $11.2 million and a long-term capital loss carryforward of $96.1 million.

As of December 31, 2024, 2023 and 2022, the Company’s aggregate unrealized appreciation and depreciation on investments and forward currency exchange contracts based on cost for U.S. federal income tax purposes was as follows:

	As of December 31,
	2024	2023	2022
Tax cost	$2,448,158	$2,305,621	$2,428,076
Gross unrealized appreciation	88	135,777	98,952
Gross unrealized depreciation	(100)	(143,056)	(140,051)
Net unrealized appreciation on investments	$(12)	$(7,279)	$(41,099)

ASC Topic 740 ((Accounting for Uncertainty in Income Taxes (“ASC 740”)) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities. As of December 31, 2024, all tax filings of the Company since 2021 remain subject to examination by tax authorities.

The Company has determined that there were no tax positions which met the recognition and measurement requirements of the relevant accounting standards and therefore, the Company did not record an expense related to uncertain positions on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

Note 11. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of December 31, 2024, the Company had $560.9 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	$2,445
Advanced Aircrew - Revolver	7/26/2030	696
AEG Vision - Delayed Draw	3/27/2026	7,268
AEG Vision - Delayed Draw	3/27/2027	37,800
AgroFresh Solutions - Revolver	3/31/2028	251
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth - Delayed Draw	12/23/2027	8,451
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	3,454
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	4,807
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,941
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,785
ATS - Revolver	7/12/2029	2,872
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Awayday - Delayed Draw	9/6/2031	698
Awayday - Delayed Draw	9/6/2031	12,242
Awayday - Revolver	9/6/2030	1,150
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Delayed Draw	10/31/2029	8,710
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	12,836
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,022
Black Mountain - Delayed Draw	10/7/2030	7,879
Black Mountain - Revolver	10/7/2030	5,251
BTX Precision - Delayed Draw	7/25/2030	1,123
BTX Precision - Delayed Draw	7/25/2030	1,264
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	5/12/2025	810
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Revolver	4/2/2029	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Delayed Draw	6/30/2029	10,751
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Darcy Partners - Revolver	6/1/2028	244
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	1,995
Discovery Senior Living - Delayed Draw	3/18/2030	11,806
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,593
Easy Ice - Delayed Draw	10/30/2030	10,444
Easy Ice - Revolver	10/30/2030	5,223
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	1,141
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Element Buyer, Inc. - Revolver	7/19/2026	4,250
E-Tech Group - Revolver	4/9/2030	1,298
Facts Global Energy - Delayed Draw	12/20/2031	9,461
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Delayed Draw	12/20/2031	6,813
Facts Global Energy - Revolver	6/20/2031	1,577
Forward Slope - Revolver	8/22/2029	5,330
Gills Point S - Delayed Draw	5/17/2029	6,580
Gills Point S - Revolver	5/17/2029	2,868
Gulf Winds International - Revolver	12/16/2028	1,588
HealthDrive - Delayed Draw	8/20/2029	5,675
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	461
Hempz - Revolver	10/25/2029	1,826
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,417
Lagerbox - First Lien Senior Secured Loan	12/20/2028	776
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	411
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,250
Morrow Sodali - Revolver	4/25/2028	835
MRHT - Delayed Draw	2/1/2029	13,075
Nafinco - Delayed Draw	8/29/2031	2,222
Nafinco - Revolver	5/30/2031	333
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,151
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	4,933

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Orion - Delayed Draw	3/19/2027	2,035
Orion - Delayed Draw	3/19/2027	602
Orion - Delayed Draw	3/19/2027	509
Orion - Revolver	3/19/2027	1,407
PayRange - Revolver	10/31/2030	4,144
PCF - Delayed Draw	11/1/2028	2,278
Pharmacy Partners - Revolver	2/28/2029	5,491
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
Pure Wafer - Delayed Draw	11/12/2030	1,981
Pure Wafer - Revolver	11/12/2030	1,981
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	8,763
Red Nucleus - Delayed Draw	10/17/2031	4,070
Red Nucleus - Revolver	10/17/2031	2,266
RetailNext - Revolver	12/5/2030	3,104
Revalize, Inc. - Revolver	4/15/2027	369
RoadOne - Revolver	12/29/2028	3,388
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	3,329
Simplicity - Delayed Draw	12/31/2031	8,697
Simplicity - Revolver	12/31/2031	4,348
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	3,532
Spotless Brands - Delayed Draw	7/25/2028	7,901
Spring Finco BV - Delayed Draw	7/15/2029	3,829
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	353
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	73
TES Global - Delayed Draw	1/27/2029	15
Titan Cloud Software, Inc - Revolver	9/7/2028	3,848
TLC Purchaser, Inc. - Revolver	10/11/2027	9,521
V Global Holdings LLC - Revolver	12/22/2025	4,029
Vessco Water - Delayed Draw	7/24/2031	2,458
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2027	80
Walker Edison - Delayed Draw	3/31/2029	438

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,754
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	2,347
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	14,517
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	4,413
Webcentral - Delayed Draw	12/18/2030	2,947
Whitcraft-Paradigm - Delayed Draw	2/15/2029	4,372
Whitcraft-Paradigm - Revolver	2/28/2029	1,038
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Revolver	3/26/2027	3,703
Zeus Fire & Security - Delayed Draw	12/11/2030	8,779
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$560,925

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2024.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data:
Net asset value at beginning of year	$17.60	$17.29	$17.04	$16.54	$19.72
Net investment income (1)	2.09	2.19	1.59	1.36	1.46
Net realized gain (loss) (1)(7)	(0.13)	(0.76)	0.34	(0.17)	(0.46)
Net change in unrealized appreciation (1)(2)(8)	(0.11)	0.48	(0.30)	0.67	(0.86)
Net increase in net assets resulting from operations (1)(9)(10)	1.85	1.91	1.63	1.86	0.14
Stockholder distributions from income (3)	(1.80)	(1.60)	(1.38)	(1.36)	(1.43)
Dilution due to issuance of common stock	—	—	—	—	(1.89)
Net asset value at end of year	$17.65	$17.60	$17.29	$17.04	$16.54
Net assets at end of year	$1,139,672	$1,136,466	$1,116,391	$1,100,006	$1,068,004
Shares outstanding at end of year	64,562,265.27	64,562,265.27	64,562,265.27	64,562,265.27	64,562,265.27
Per share market value at end of year	$17.52	$15.07	$11.90	$15.21	$12.13
Total return based on market value (12)	29.47%	41.88%	(13.19)%	37.13%	(29.82)%
Total return based on net asset value (4)	10.89%	11.43%	9.81%	11.55%	(8.62)%
Ratios:
Ratio of net investment income to average net assets (5)(11)	11.79%	12.60%	9.31%	8.08%	8.58%
Ratio of total expenses to average net assets (5)(11)	13.83%	13.89%	10.59%	10.10%	10.85%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	6.54%	7.12%	4.74%	4.73%	6.33%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	11.30%	11.63%	8.81%	8.30%	10.47%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	5.65%	5.48%	4.91%	4.56%	3.63%
Average principal debt outstanding	$1,327,430	$1,433,703	$1,327,143	$1,414,069	$1,572,195
Portfolio turnover (6)	64.61%	34.58%	42.82%	49.83%	21.15%
Total Committed capital, end of year	N/A	N/A	N/A	N/A	N/A
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	N/A	N/A	N/A

(1)
The per share data was derived by using the weighted average shares outstanding during the year.
(2)
Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of stockholder transactions.
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

(11)
Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2024 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2024 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2024 would be 11.79%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2024 would be 13.83%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2023 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 12.60%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2023 would be 13.89%. Ratio of voluntary incentive fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). Ratio of voluntary management fee waiver to average net assets was 0.00% for the year ended December 31, 2022 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 9.31%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2022 would be 10.59%. Ratio of voluntary incentive fee waiver to average net assets was (0.42%) for the year ended December 31, 2021 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.45%) for the year ended December 31, 2021 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 7.22%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2021 would be 10.96%. Ratio of voluntary incentive fee waiver to average net assets was (0.07%) for the year ended December 31, 2020 (Note 5). Ratio of voluntary management fee waiver to average net assets was (0.27%) for the year ended December 31, 2020 (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 8.24%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2020 would be 11.19%.
(12)
Total return based on market value (not annualized) is calculated as the change in market value per share during the year, assuming dividends and distributions, plus the declared distributions, divided by the beginning market price for the year. Total return does not include upfront sales load.

The following is a schedule of financial highlights for the years ended December 31, 2019, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2019(*)	2018(*)	2017(*)	2016(*)
Per share data:
Net asset value at beginning of year	$19.46	$20.30	$20.10	$-
Net investment income (loss) (1)	1.64	1.45	0.73	(0.90)
Net realized gain (loss) (1)(7)	0.15	(0.17)	0.00	-
Net change in unrealized appreciation (1)(2)(8)	0.11	(0.60)	0.17	1.01
Net increase in net assets resulting from operations (1)(9)(10)	1.90	0.68	0.90	0.11
Stockholder distributions from income (3)	(1.64)	(1.52)	(0.70)	(0.01)
Dilution due to issuance of common stock	—	—	—	20.00
Net asset value at end of year	$19.72	$19.46	$20.30	$20.10
Net assets at end of year	$1,018,400	$1,001,629	$506,963	$110,344
Shares outstanding at end of year	51,649,812.27	51,482,137.46	24,975,812.40	5,490,882.30
Per share market value at end of year	$19.76	$16.77	N/A	N/A
Total return based on market value (12)	28.18%	(15.16)%	N/A	N/A
Total return based on net asset value (4)	10.02%	3.36%	4.52%	0.58%
Ratios:
Ratio of net investment income (loss) to average net assets (5)(11)	8.36%	7.19%	3.51%	(4.57)%
Ratio of total expenses to average net assets (5)(11)	11.14%	5.57%	2.57%	8.25%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)	6.53%	3.09%	0.89%	0.11%
Ratio of expenses (without incentive fees) to average net assets (5)(11)	9.69%	4.71%	2.38%	7.18%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)	3.85%	2.00%	0.19%	1.07%
Average principal debt outstanding	$1,339,072	$490,468	$67,253	$484
Portfolio turnover (6)	49.37%	19.95%	18.57%	1.71%
Total Committed capital, end of year	N/A	N/A	$1,255,119	$546,720
Ratio of total contributed capital to total committed capital, end of year	N/A	N/A	40.04%	20.10%

(*) Not covered by the report of the independent registered public accounting firm.

(1)
The per share data was derived by using the weighted average shares outstanding during the year.
(2)
Net change in unrealized appreciation on investments per share may not be consistent with the consolidated statements of operations due to the timing of stockholder transactions.
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

(11)
Ratio of voluntary incentive fee waiver to average net assets was (0.27%) for the year ended December 31, 2019. Ratio of voluntary management fee waiver to average net assets was (0.81%) for the year ended December 31, 2019. The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 7.28%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2019 would be 12.22%. Ratio of voluntary incentive fee waiver to average net assets was 0.25% for the year ended December 31, 2018. Ratio of voluntary management fee waiver to average net assets was 0.20% for the year ended December 31, 2018. The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.75%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the year ended December 31, 2018 would be 6.02%. No fees were voluntarily waived in the years ending December 31, 2017 and 2016.
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

Note 13. Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations as of and for the years ended December 31, 2024, 2023 and 2022. The operating results for any quarter are not necessarily indicative of results for any future period:

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Total investment income	$73,343	$72,540	$72,271	$74,499
Net investment income before taxes	$34,901	$35,009	$34,267	$34,975
Income tax expense, including excise tax	$1,275	$1,025	$1,150	$1,025
Net investment income after taxes	$33,626	$33,984	$33,117	$33,950
Net realized and unrealized gain (loss)	$(11,489)	$(888)	$(4,027)	$1,145
Net increase in net assets resulting from operations	$22,137	$33,096	$29,090	$35,095
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.18)	$(0.01)	$(0.06)	$0.02
Net increase in net assets resulting from operations per share — basic and diluted	$0.34	$0.51	$0.45	$0.55
Net asset value per share at period end	$17.65	$17.76	$17.70	$17.70

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Total investment income	$74,947	$72,390	$75,715	$74,737
Net investment income before taxes	$35,922	$36,288	$40,009	$32,753
Income tax expense, including excise tax	$1,025	$640	$1,097	$595
Net investment income after taxes	$34,897	$35,648	$38,912	$32,158
Net realized and unrealized gain (loss)	$(3,834)	$(1,792)	$(9,741)	$(2,873)
Net increase in net assets resulting from operations	$31,063	$33,856	$29,171	$29,285
Net realized and unrealized gain (loss) per share — basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.04)
Net increase in net assets resulting from operations per share — basic and diluted	$0.48	$0.52	$0.45	$0.45
Net asset value per share at period end	$17.60	$17.54	$17.44	$17.37

	As of and for	As of and for	As of and for	As of and for
	the Quarter	the Quarter	the Quarter	the Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Total investment income	$62,355	$58,815	$52,364	$46,011
Net investment income before taxes	$25,022	$30,103	$26,715	$21,703
Excise tax expense	$837	$—	$—	$—
Net investment income after taxes	$24,185	$30,103	$26,715	$21,703
Net realized and unrealized gain (loss)	$19,334	$(19,052)	$(9,486)	$11,978
Net increase in net assets resulting from operations	$43,519	$11,051	$17,229	$33,681
Net realized and unrealized gain (loss) per share — basic and diluted	$0.30	$(0.30)	$(0.15)	$0.19
Net increase in net assets resulting from operations per share — basic and diluted	$0.67	$0.17	$0.27	$0.52
Net asset value per share at period end	$17.29	$16.98	$17.15	$17.22

Note 14. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through February 27, 2025, the issuance date of the consolidated financial statements, and noted no items requiring disclosure in this Form 10-K or adjustment of the consolidated financial statements except for what is noted below.

On February 6, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Third Supplemental Indenture (the "Third Supplemental Indenture") to the Indenture between the Company and the Trustee, dated March 10, 2021 (the “Base Indenture,” and together with the Third Supplemental Indenture, the “Indenture”). The Third Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 5.950% notes due 2030 (the “March 2030 Notes”).

The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2030 Notes bear interest at a rate of 5.950% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The March 2030 Notes were offered and sold in an offering registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-250965), the prospectus supplement dated January 30, 2025 and the pricing term sheet filed with the SEC on January 30, 2025. The transaction closed on February 6, 2025. The net proceeds to the Company were approximately $342.3 million, after deducting the underwriting discounts and commissions of approximately $7.4 million payable by the Company and estimated offering expenses of approximately $0.3 million payable by the Company. The Company intends to use the net proceeds to repay outstanding indebtedness under its financing arrangements and for general corporate purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2024, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Code of Ethics

As required by Rule 17j-1 under the 1940 Act and Rule 240A-1 under the Advisers Act, respectively, we and the Advisor have adopted codes of ethics which apply to, among others, our and the Advisor's executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Advisor's officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Advisor's personnel in securities that may be purchased or sold by us.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000‑55528) filed on October 6, 2016).

4.2*	Description of Securities.

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

10.37

Second Amendment dated December 13, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, as amended on September 8, 2021 of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp, Solutio Premium Private Debt II Master SCSp, Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (EUR) and Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (GBP) (filed herewith). (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

10.38*	International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2024.

19*	Insider Trading Policy

21*	Subsidiaries of Bain Capital Specialty Finance, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm for International Senior Loan Program, LLC

24.1*	Powers of Attorney.

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

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

Item 16. Form 10‑K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bain Capital Specialty Finance, Inc.

Date: February 27, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: February 27, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. EWALD	Director & Chief Executive Officer	February 27, 2025
Michael A. Ewald

/s/ AMIT JOSHI	Chief Financial Officer	February 27, 2025
Amit Joshi

/s/ JEFFREY B. HAWKINS	Director & Chairman	February 27, 2025
Jeffrey B. Hawkins

/s/ MICHAEL J. BOYLE	Director & President	February 27, 2025
Michael J. Boyle

/s/ AMY BUTTE	Director	February 27, 2025
Amy Butte

/s/ DAVID G. FUBINI	Director	February 27, 2025
David G. Fubini

/s/ THOMAS A. HOUGH	Director	February 27, 2025
Thomas A. Hough

/s/ JAY MARGOLIS	Director	February 27, 2025
Jay Margolis

/s/ CLARE RICHER	Director	February 27, 2025
Clare Richer