Form 10-Q
period 2025-03-31
Bain Capital Specialty Finance, Inc.
filed 2025-05-05
CIK 1655050

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 64,868,507 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, BCSF Advisors, LP (the “Advisor”) and/or Bain Capital Credit, LP and its affiliated advisers (collectively, “Bain Capital Credit”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Quarterly Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024 and in our filings with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report because we are an investment company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,799,763 and $1,784,019, respectively)	$1,813,479	$1,773,742
Non-controlled/affiliate investments (amortized cost of $74,926 and $77,269, respectively)	71,524	75,733
Controlled affiliate investments (amortized cost of $581,375 and $585,702, respectively)	579,942	581,714
Cash and cash equivalents	10,168	51,562
Foreign cash (cost of $28,476 and $2,640, respectively)	28,188	1,963
Restricted cash and cash equivalents	55,609	45,541
Collateral on derivatives	2,900	9,755
Deferred financing costs	4,333	4,591
Interest receivable on investments	31,061	39,164
Interest rate swap	5,371	—
Receivable for sales and paydowns of investments	32,186	37,760
Prepaid insurance	—	197
Unrealized appreciation on forward currency exchange contracts	1,471	4,690
Dividend receivable	6,083	5,745
Total Assets	$2,642,315	$2,632,157

Liabilities
Debt (net of unamortized debt issuance costs of $12,588 and $4,929, respectively)	$1,451,204	$1,390,270
Interest payable	11,610	13,860
Payable for investments purchased	1,917	29,490
Collateral payable on derivatives	6,000	—
Unrealized depreciation on forward currency exchange contracts	39	1,185
Base management fee payable	9,068	9,160
Incentive fee payable	2,222	4,696
Accounts payable and accrued expenses	15,751	14,771
Distributions payable	—	29,053
Total Liabilities	1,497,811	1,492,485

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,562,265 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	65	65
Paid in capital in excess of par value	1,164,045	1,159,493
Total distributable loss	(19,606)	(19,886)
Total Net Assets	1,144,504	1,139,672
Total Liabilities and Total Net Assets	$2,642,315	$2,632,157

Net asset value per share	$17.64	$17.65

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$41,672	$43,849
Dividend income	1,725	—
PIK income	6,606	5,067
Other income	2,833	5,255
Total investment income from non-controlled/non-affiliate investments	52,836	54,171

Investment income from non-controlled/affiliate investments:
Interest from investments	8	2,581
Dividend income	—	821
PIK income	17	315
Other income	42	—
Total investment income from non-controlled/affiliate investments	67	3,717

Investment income from controlled affiliate investments:
Interest from investments	9,148	9,165
Dividend income	4,786	7,446
PIK income	2	—
Total investment income from controlled affiliate investments	13,936	16,611
Total investment income	66,839	74,499

Expenses
Interest and debt financing expenses	18,904	18,056
Base management fee	9,068	8,818
Incentive fee	2,222	9,232
Professional fees	714	801
Directors fees	174	174
Other general and administrative expenses	2,571	2,443
Total expenses, net of fee waivers	33,653	39,524
Net investment income before taxes	33,186	34,975
Income tax expense, including excise tax	1,076	1,025
Net investment income	32,110	33,950

Net realized and unrealized gains (losses)
Net realized loss on non-controlled/non-affiliate investments	(20,986)	(2,536)
Net realized gain (loss) on non-controlled/affiliate investments	(2,967)	4,719
Net realized gain (loss) on foreign currency transactions	(249)	23
Net realized gain (loss) on forward currency exchange contracts	(2,405)	1,727
Net change in unrealized appreciation on foreign currency translation	435	(208)
Net change in unrealized appreciation on forward currency exchange contracts	(2,073)	1,241
Net change in unrealized appreciation on non-controlled/non-affiliate investments	23,993	10,558
Net change in unrealized appreciation on non-controlled/affiliate investments	(1,866)	(13,358)
Net change in unrealized appreciation on controlled affiliate investments	2,555	(1,021)
Total net gain (loss)	(3,563)	1,145
Net increase in net assets resulting from operations	$28,547	$35,095

Basic and diluted net investment income per share of common stock	$0.50	$0.53
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.44	$0.55
Basic and diluted weighted average common stock outstanding	64,676,192	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operations:
Net investment income	$32,110	$33,950
Net realized gain (loss)	(26,607)	3,933
Net change in unrealized appreciation	23,044	(2,788)
Net increase in net assets resulting from operations	28,547	35,095
Stockholder distributions:
Distributions from distributable earnings	(29,191)	(29,053)
Net decrease in net assets resulting from stockholder distributions	(29,191)	(29,053)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	4,552	—
Shares issued in connection with dividend reinvestment plan	924	—
Net increase in net assets resulting from capital share transactions	5,476	—

Total increase in net assets	4,832	6,042
Net assets at beginning of period	1,139,672	1,136,466
Net assets at end of period	$1,144,504	$1,142,508

Net asset value per share of common stock	$17.64	$17.70
Common stock outstanding at end of period	64,868,507	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$28,547	$35,095
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(299,374)	(400,920)
Proceeds from principal payments and sales of investments	251,317	296,739
Net realized (gain) loss from investments	23,953	(2,183)
Net realized (gain) loss on foreign currency transactions	249	(23)
Net change in unrealized appreciation on forward currency exchange contracts	2,073	(1,241)
Net change in unrealized appreciation on investments	(24,682)	3,821
Net change in unrealized appreciation on foreign currency translation	(435)	208
Increase in investments due to PIK	(5,415)	(4,296)
Accretion of discounts and amortization of premiums	(1,554)	(1,466)
Amortization of deferred financing costs and debt issuance costs	1,149	890
Changes in operating assets and liabilities:
Collateral on derivatives	6,855	(440)
Interest receivable on investments	8,103	7,089
Interest rate swap	(78)	—
Prepaid insurance	197	(544)
Dividend receivable	(338)	2,507
Interest payable	(2,250)	(396)
Collateral payable on derivatives	6,000	—
Base management fee payable	(92)	(111)
Incentive fee payable	(2,474)	1,905
Accounts payable and accrued expenses	980	(322)
Net cash used in operating activities	(7,269)	(63,688)

Cash flows from financing activities
Borrowings on debt	459,000	198,000
Repayments on debt	(395,699)	(97,000)
Payments of financing costs	(8,551)	—
Proceeds from issuances of common stock (net of offering and underwriting costs)	4,552	—
Purchase of common shares issued in connection with dividend reinvestment plan	924	—
Stockholder distributions paid	(58,244)	(27,116)
Net cash provided by financing activities	1,982	73,884
Net (increase) decrease in cash, foreign cash, restricted cash and cash equivalents	(5,287)	10,196
Effect of foreign currency exchange rates	186	(185)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	99,066	112,484
Cash, foreign cash, restricted cash and cash equivalents, end of period	$93,965	$122,495

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$20,005	$17,562
Cash paid for excise taxes during the period	$3,337	$2,248

	As of March 31,
	2025	2024
Cash	$10,168	$46,708
Restricted cash	55,609	73,553
Foreign cash	28,188	2,234
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$93,965	$122,495

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	7/12/2029	$1,149	1,149	1,149
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$7,083	7,003	7,083
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(62)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	7/25/2030	$6,248	6,196	6,248
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	7/25/2030	$14,005	13,910	14,005
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(33)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	7/25/2030	$7,665	7,605	7,665
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	2,792
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,497
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$6,123	6,000	6,123
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	8/22/2029	$18,363	17,996	18,363
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.92%	8/22/2029	$2,961	2,799	2,961
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$5,604	5,537	5,604
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/5/2027	$1,127	1,109	1,048
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/5/2027	$9,549	9,552	8,880
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.20%	11/5/2027	$4,551	4,546	4,232
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.40%	11.68%	10/19/2026	$8,537	8,474	8,537
Mach Acquisition T/L (15)(19)	First Lien Senior Secured Loan	SOFR	7.65%	11.94%	10/19/2026	$34,436	34,219	34,436
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	858
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	975
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$13,281	13,186	13,281
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(57)	—
Solairus (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(17)	—
Whitcraft-Paradigm (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	2/15/2029	$4,547	4,546	4,547
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.80%	2/15/2029	$11,762	11,682	11,762
Whitcraft-Paradigm (3)(18)(19)(23)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.00%	2/28/2029	$1,460	1,445	1,460
Aerospace & Defense Total							$162,619	$166,057	14.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,557	5,519	5,222
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$17,144	16,975	16,115
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$21,408	21,204	20,124
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028		$98	97	98
Chilton (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(24)	(25)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.80%	2/5/2031		$569	542	541
Chilton (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	2/5/2031		$23,014	22,853	22,841
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	5/17/2029		$3,577	3,516	3,577
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	5/17/2029		$3,689	3,665	3,689
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	5/17/2029		$7,365	7,365	7,365
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	5/17/2029		$12,473	12,473	12,473
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	5/17/2029		$1,247	1,233	1,247
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	231
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	11/1/2028		$11,974	11,897	11,974
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(20)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/9/2027		$11,892	11,830	11,892
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.75%	9/9/2027		$1,133	1,103	1,133
Automotive Total								$120,443	$118,497	10.4%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	3/31/2029		$6,153	6,021	6,153
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	3/31/2029		$10,914	10,747	10,914
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.67%	3/31/2028		$5,015	4,945	5,015
Arctic Glacier U.S.A., Inc. (3)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.04%	5/24/2028		$1,543	1,513	1,465
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	15.06%	5/24/2028		$12,519	12,350	12,019
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,358
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.56% (2.19% PIK)	9.41%	9/27/2030	NZ$	3,979	2,423	2,188
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.56% (2.19% PIK)	9.93%	9/27/2030	AUD	1,789	1,240	1,083
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	474	292	261
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(14)	(14)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—		274	410	34
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	4,000
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,421	1,380	1,379
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—		1	500	501
Beverage, Food & Tobacco Total								$49,024	$47,356	4.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	10/31/2029	$871	840	871
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	10/31/2029	$1,835	1,793	1,835
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	10/31/2029	$7,400	7,342	7,400
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	6,917
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	10/31/2029	$7,045	6,997	7,045
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	3.76%	8.06%	12/22/2028	$1	1	1
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	7/6/2028	$10,964	10,828	10,964
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.25%	10.55%	2/6/2032	£1,059	1,301	1,354
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.78%	2/10/2032	€5,500	5,627	5,946
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.78%	2/10/2032	€1,705	1,744	1,843
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	2/10/2032	$2,224	2,203	2,202
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.71%	2/10/2032	£1,614	2,080	2,072
Goodfellow (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/10/2032	£—	—	—
PPT Group (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	£—	(11)	(11)
PPT Group (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031	£—	(16)	(17)
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.96%	2/28/2031	£6,177	7,711	7,913
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	376
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,354	6,327	6,354
Capital Equipment Total							$57,476	$63,528	5.6%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.60%	8/10/2028	$176	176	176
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	8/10/2028	$8,117	7,981	8,117
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	8/10/2028	$2,149	2,129	2,149
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.80%	6/6/2029	$199	173	139
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.80%	6/6/2029	$11,704	11,546	11,353
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.28%	12/22/2027	€97	101	101
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$5,729	5,673	5,557
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.17%	12/22/2027	$7,089	7,055	6,798
Chemicals, Plastics & Rubber Total							$34,834	$34,390	3.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$27,399	26,791	26,372
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$2,686	2,626	2,585
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$1,084	1,024	1,020
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$1,573	1,563	1,573
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	112
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	11.33%	8/16/2027	$921	914	921
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$7,589	7,533	7,589
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.01% (1.00% PIK)	11.31%	8/16/2027	$17,303	17,237	17,303
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	810
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,107
Zeus Fire & Security (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	12/11/2030	$176	176	110
Zeus Fire & Security (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(19)	(20)
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	12/11/2030	$13,420	13,325	13,319
Construction & Building Total							$75,235	$75,968	6.6%

Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$11,179	11,006	11,179
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$11,434	11,297	11,435
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.32%	5/30/2028	$8,915	8,812	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,540
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	10.06%	10/11/2027	$13,131	12,877	13,131
TLC Purchaser, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/11/2027	$—	(27)	—
Consumer Goods: Durable Total							$45,186	$46,200	4.0%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$6,016	5,973	5,986
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(15)	(14)
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$2,293	2,275	2,276
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	2/21/2031	$9,900	9,774	9,900
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(24)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.17%	12/15/2025	$13,099	13,083	12,837
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.17%	12/15/2025	$28,441	28,441	27,873
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.92%	12/15/2025	$12,052	12,045	12,052
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.30%	3/26/2027	$1,657	1,643	1,657
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	3/26/2027	$36,799	36,666	36,799
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.30%	3/26/2027	$3,461	3,447	3,461
Consumer Goods: Non-Durable Total							$114,247	$114,115	10.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Wholesale
WSP (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.44%	4/27/2028	$3,195	3,103	2,396
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,084	1,995	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(7)(14)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(6)	(62)
Consumer Goods: Wholesale Total							$8,218	$2,334	0.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.55%	12/29/2027	$5,769	5,664	5,769
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.44%	12/29/2027	$1,601	1,562	1,601
Containers, Packaging & Glass Total							$7,226	$7,370	0.6%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	10.34%	11/19/2027	$1,408	1,393	1,394
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.18%	11/19/2027	$3,754	3,722	3,703
Energy: Electricity Total							$5,115	$5,097	0.4%

Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	7/12/2029	£68	83	87
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.36%	7/12/2029	€27	28	29
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(72)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	5,184
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	11.03%	9/7/2029	$26,953	26,789	26,953
Titan Cloud Software, Inc (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (4.60% PIK)	10.86%	9/7/2028	$3,599	3,566	3,599
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	10.90%	9/7/2029	$12,094	12,028	12,094
Environmental Industries Total							$45,954	$47,946	4.2%

FIRE: Finance
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	12/23/2027	$877	840	877
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	12/23/2027	$854	847	854
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	12/23/2027	$1,474	1,465	1,474
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(8)	—
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029	$—	(35)	—

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Congress Wealth (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$6,357	6,357	6,357
Congress Wealth (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$1,650	1,648	1,650
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	589
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$2,071	2,086	2,071
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	2,796
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$267	262	267
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	3.50%	6.22%	12/20/2028	€750	779	811
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.96%	5/23/2029	£295	369	381
PMA (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(17)	(18)
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	1/31/2031	$58	57	57
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	33	3,307	3,307
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	140
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	488
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	10/2/2028	$9,185	9,185	9,185
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	10/2/2028	$2,319	2,315	2,319
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/4/2028	$—	(34)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.30%	10/2/2028	$7,772	7,694	7,772
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(11)	—
FIRE: Finance Total							$37,964	$41,377	3.6%

FIRE: Insurance
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.75%	10.21%	12/19/2025	£499	658	644
McLarens Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/19/2025	$11,887	11,857	11,887
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.20%	12/19/2025	$2,872	2,872	2,872
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	12/16/2025	$748	747	748
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.61%	2/1/2029	€4,825	5,128	5,217
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	9.28%	2/1/2029	€956	1,020	1,034
PCF (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	11/1/2028	$10,228	10,197	10,228
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.19%	12/31/2031	$1,392	1,350	1,305
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(42)	(43)
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	12/31/2031	$35,437	35,090	35,082
FIRE: Insurance Total							$68,877	$68,974	6.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
AEG Vision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$9,482	8,956	9,482
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$16,309	16,179	16,309
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$17,787	17,645	17,787
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$2,053	2,037	2,053
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(6)	(3)
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(4)	(4)
AOM Infusion (16)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	3/19/2032	$3,643	3,606	3,606
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	2,916
Apollo Intelligence (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	5/31/2028	$15,039	15,223	14,964
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.05%	5/31/2028	$6,710	6,672	6,660
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	3/25/2028	$2,444	2,333	2,444
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028	$4,963	4,919	4,963
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$8,696	8,593	8,588
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
EHE Health (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$10,842	10,745	10,842
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,178
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	8.45%	9/30/2026	$9,859	9,880	8,874
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.42%	8/20/2029	$1,903	1,903	1,903
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.42%	8/20/2029	$271	271	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.42%	8/20/2029	$606	599	606
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,897
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,000	5,350	5,271
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026	€227	253	237
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.38%	5/28/2026	€133	146	139
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.76%	8/29/2031	€1,465	1,510	1,549
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031	€52	56	55
Nafinco (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.87%	5/30/2031	€215	220	223
Odyssey Behavioral Health (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(86)	(36)
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/21/2031	$3,619	3,576	3,601
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,388
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.81%	2/28/2029	$1,685	1,669	1,685
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(54)	—
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	2.26% (4.00% PIK)	10.56%	3/31/2026	$8,033	8,003	7,229
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.26% (4.00% PIK)	10.56%	3/31/2026	$2,167	2,157	1,950
Red Nucleus (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(24)	(31)
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	10/17/2031	$507	476	487
Red Nucleus (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/17/2031	$—	3	—
RedMed Operations (Collage Rehabilitation) (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(7)	(7)
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.31%	2/28/2031	$1,051	1,040	1,040
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	2/28/2031	$25,413	25,286	25,285
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.89%	6/16/2028	$8,496	8,416	8,496
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(5)	—
Healthcare & Pharmaceuticals Total							$179,101	$175,897	15.4%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.71%	6/28/2029	£80	99	103
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(18)	(51)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.55%	5/25/2029	$20,019	19,921	19,668
Appriss (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(13)	(13)
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.29%	3/10/2031	$380	354	354
Appriss (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	3/10/2031	$22,114	21,948	21,948
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,786
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.15%	11.48%	5/6/2027	$10,996	10,905	10,996
Appriss Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(5)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,107	1,095
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2	1,844	1,825
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	507	502
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,431	1,431
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$11,457	11,278	11,285
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	—
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.23% (4.77% PIK)	11.46%	10/17/2031	£2,043	2,595	2,623
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,417
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	3,345	3,345	7,935
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	132
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,088
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	12.55%	4/25/2027	$7,439	7,403	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.42%	9/25/2026	$1,488	1,483	1,488
Govineer Solutions (fka Black Mountain) (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(45)	(59)
Govineer Solutions (fka Black Mountain) (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(30)	(39)
Govineer Solutions (fka Black Mountain) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$7,420	7,370	7,364
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(25)
NearMap (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029	$—	(60)	—
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	4,716
PayRange (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(39)	(31)
PayRange (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	10/31/2030	$7,079	7,014	7,026
PlentyMarkets (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/13/2031	€—	—	—
PlentyMarkets (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/13/2032	€—	(142)	(143)
RetailNext (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(29)	(31)
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.31%	12/5/2030	$17,007	16,850	16,837
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.19%	4/15/2027	$5,236	5,214	5,131
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.19%	4/15/2027	$1,964	1,956	1,925
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.19%	4/15/2027	$804	799	777
SAM (19)(26)	First Lien Senior Secured Loan	—	14.25% PIK	14.25%	5/9/2028	$38,517	38,357	38,517
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	7,637
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.80%	3/15/2029	$11,135	10,999	11,135
SensorTower (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(13)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(13)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(13)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	2,722

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	3/6/2028		$2,700	2,670	2,700
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—		2	2,223	2,190
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		2	2,223	2,190
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.94%	5/14/2029		€92	98	99
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029		$128	127	127
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029		$262	260	260
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—		529	2,833	909
High Tech Industries Total								$199,143	$208,985	18.3%

Hotel, Gaming & Leisure
Awayday (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/6/2031		$3,688	3,688	3,688
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	9/6/2030		$698	683	698
Awayday (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/6/2031		$19,242	19,069	19,242
Awayday (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/6/2031		$12,242	12,199	12,242
City BBQ (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(38)	—
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030		$15,341	15,224	15,341
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,345
City BBQ (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	—
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/1/2031		$—	(49)	—
Concert Golf Partners Holdco LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.06%	3/31/2031		$6,675	6,587	6,675
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/1/2030		$—	(25)	—
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	6.11%	2/21/2028		€500	522	539
Pollo Tropical (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029		$—	(11)	(12)
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	10/23/2029		$6,190	6,117	6,113
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	1/19/2028		$5,286	5,268	5,286
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	1/19/2028		$9,800	9,620	9,800
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(47)	—
Hotel, Gaming & Leisure Total								$80,078	$80,957	7.1%

Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	8.69%	3/23/2028		$4,949	4,879	4,870
Facts Global Energy (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.56%	12/20/2031		$9,461	9,420	9,367
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(30)	(63)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(15)	(16)
Facts Global Energy (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.54%	12/20/2031		$6,813	6,749	6,745
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	3/3/2030		£100	120	129
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.59%	3/3/2030		€100	106	108
Kpler (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.59%	3/3/2030		€100	106	108
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.71%	6/29/2029		£2,217	2,613	2,444
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	6/29/2029		£139	164	170
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.57%	6/24/2029		£69	88	89
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.15%	4/30/2026	AUD	98	76	61
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.44%	4/30/2026	AUD	106	73	73
Media: Advertising, Printing & Publishing Total								$24,349	$24,085	2.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.02%	8/31/2028		$1,443	1,438	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	8.08%	8/31/2028		€1,300	1,429	1,406
Media: Broadcasting & Subscription Total								$2,867	$2,849	0.2%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (4.00% PIK)	12.44%	3/3/2028		$5,094	5,094	4,075
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (3.75% PIK)	14.06%	12/31/2025		$11,258	9,425	9,119
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (3.75% PIK)	14.06%	9/30/2026		$17,310	14,416	14,021
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.94%	9/30/2026		$1,244	1,244	1,244
Music Creation Group Bidco GmbH (6)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	4.15% (4.00% PIK)	12.44%	3/3/2028		$4,165	4,109	3,332
Media: Diversified & Production Total								$34,288	$31,791	2.8%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€9,261	9,933	10,013
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	22
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.48%	5/26/2028	CAD	28	27	20
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.82%	8.48%	5/26/2026	CAD	694	474	483
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.48%	5/26/2028	CAD	54	43	38
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	10.45%	5/26/2028		$388	388	388
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.55%	6/18/2029		$4,739	4,760	3,934
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.55%	6/18/2029		$1,546	1,546	1,546
Retail Total								$24,967	$16,444	1.4%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,414
Advanced Aircrew (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	(3)
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.82%	7/26/2030		$5,081	5,036	5,056
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	622
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(25)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030		$9,023	8,965	9,023
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
AMI (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.69%	10/17/2031		$767	733	733
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031		$9,274	9,209	9,204
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.55%	3/10/2028		$14,244	14,165	14,101
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.57%	3/10/2028		$5,882	5,789	5,798
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(140)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.21%	6/28/2031		£7,497	9,394	9,531

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	5,675	7,783	7,208
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.48%	7/10/2028	£861	1,160	1,084
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£345	460	445
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£123	164	159
Cube (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	—	—
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.50% PIK)	11.78%	5/20/2031	$8,836	8,836	8,858
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	521
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.17%	6/1/2028	$1,492	1,483	1,492
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028	$—	—	—
Datix Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(25)	—
Datix Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(35)	—
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031	$16,626	16,334	16,626
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	£—	—	—
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	3/18/2030	$1,181	1,123	1,181
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(23)	—
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(36)	(81)
DTIQ (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	(60)
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.82%	9/30/2029	$16,693	16,426	16,443
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	936
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.70%	10/30/2030	$2,208	2,135	2,051
Easy Ice (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(73)	(78)
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.69%	10/30/2030	$14,526	14,323	14,308
Electronic Merchant Systems (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	(20)
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	8/1/2030	$7,133	7,020	7,062
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—	148	1,596	1,833
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,374
E-Tech Group (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.00%	4/9/2030	$182	171	162
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/13/2032	€—	(83)	(86)
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/13/2032	€—	(16)	(35)
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	10.00% PIK	12.32%	7/13/2028	€3,654	3,759	3,951
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€3,792	3,949	4,099
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€99	104	107
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€3,996	4,116	4,320
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—	7,112	8,136	24,394
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	1/31/2029	$2,500	2,477	2,500
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.29%	1/31/2029	$17,000	16,809	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029	$—	(38)	—
masLabor (14)(19)(25)	Equity Interest	—	—	—	—	173	173	433
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.78%	7/1/2027	$8,298	8,178	8,298

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.73%	10.05%	4/25/2028		$2,593	2,582	2,593
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.42%	4/25/2028		$1,452	1,435	1,452
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,320
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.80%	10.26%	5/5/2028		£123	168	158
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(11)	(20)
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(3)	(6)
Orion (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.69%	3/19/2027		$320	317	313
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2027		$—	(13)	(14)
Orion (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.56%	3/19/2027		$4,264	4,225	4,221
PRGX (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(27)	(27)
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/20/2030		$17,562	17,399	17,386
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030		$—	(9)	(20)
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.92%	11/12/2030		$396	378	376
Pure Wafer (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.92%	11/12/2030		$7,481	7,413	7,406
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,236
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.13%	9/12/2031		€1,556	1,722	1,666
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		200	223	229
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		466	520	519
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	652
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.00%	2/22/2031		€2,000	2,146	2,162
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	8.30%	4/9/2031		$2,641	2,629	2,648
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.46%	1/27/2029		£12	15	16
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	12/18/2030		$87	87	87
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	12/18/2030		€1,849	1,761	1,782
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	12/18/2030		€17	18	18
Services: Business Total								$234,042	$252,977	22.1%

Services: Consumer
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.05%	6/21/2029		$184	184	175
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	12.80%	6/21/2029		$175	171	171
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.75%	13.05%	6/21/2029		$1,734	1,702	1,699
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		—	12	5
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—		1	798	342

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.67%	12/22/2028	$11,783	11,703	11,194
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	7.00% (0.50% PIK)	11.69%	12/22/2028	$5,210	5,154	4,949
MZR Buyer, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/22/2028	$—	(26)	(87)
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.67%	12/22/2028	$317	312	301
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.67%	12/22/2028	$137	135	130
Spotless Brands (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.75%	7/25/2028	$10,896	10,802	10,896
Surrey Bidco Limited (6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.73%	5/11/2026	£68	77	53
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$8,250	8,178	8,178
Services: Consumer Total							$39,202	$38,006	3.3%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	7/17/2028	$12,032	11,885	11,851
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.42%	7/17/2028	$7,157	7,097	7,049
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.42%	7/17/2028	$2,824	2,793	2,782
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$595	595	589
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	19
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,130
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$9,953	9,879	9,853
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.53%	2/28/2029	$1,101	1,101	1,087
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$447	437	443
Telecommunications Total							$36,066	$35,803	3.1%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$933	919	886
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$2,394	2,393	2,273
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$2,688	2,687	2,554
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$5,902	5,899	5,606
A&R Logistics, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$13,087	13,081	12,433
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.60% (1.25% PIK)	11.17%	8/3/2026	$4,731	4,676	4,422
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	41
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	332
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—	11	1,095	1,183
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	11.92%	12/16/2028	$1,074	1,064	1,031
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	11.92%	12/16/2028	$11,974	11,725	11,495
Gulf Winds International (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.60%	11.92%	12/16/2028	$5,292	5,194	5,080
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	636
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028	$11,974	11,721	11,974
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.50%	12/29/2028	$1,729	1,647	1,729
RoadOne (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.49%	12/29/2028	$936	923	936
Transportation: Cargo Total							$65,874	$62,611	5.5%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/1/2029	$9,405	9,315	9,405
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	5/1/2029	$4,045	3,992	4,045
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.79%	5/1/2029	$12,036	11,858	12,036
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029	$833	833	833
Transportation: Consumer Total							$25,998	$26,319	2.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/24/2031		$879	859	879
Vessco Water (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(10)	—
Vessco Water (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	7/24/2031		$2,187	2,170	2,187
Utilities: Water Total								$3,019	$3,066	0.3%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	10.96%	7/6/2028		$14,437	14,317	10,577
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	10.96%	7/6/2028		$2,064	2,017	1,512
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	995
SureWerx (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	12/28/2028	CAD	23	16	16
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	12/28/2029		$535	522	535
SureWerx (3)(16)(19)(34)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	12/28/2028		$845	828	845
Wholesale Total								$18,351	$14,480	1.3%
Non-Controlled/Non-Affiliate Investments Total								$1,799,763	$1,813,479	158.5%

Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	8,994
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.79%	9/24/2031	AUD	7,072	5,308	4,414
Aerospace & Defense Total								$9,150	$13,408	1.2%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(19)(25)	Equity Interest	—	—	—	—		6,720	3,373	3,252
Beverage, Food & Tobacco Total								$3,373	$3,252	0.3%

Consumer Goods: Durable
Walker Edison (7)(10)(14)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.20%	3/31/2029		$724	724	724
Walker Edison (3)(7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.20%	3/31/2029		$398	398	398
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	11.20%	3/31/2027		$7,239	6,621	—
Walker Edison (7)(10)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.40%	10.70%	3/31/2027		$3,182	3,088	2,370
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.20%	3/31/2027		$926	873	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.19%	3/31/2027		$2,171	2,044	—
Consumer Goods: Durable Total								$19,340	$3,492	0.3%

Telecommunications
DC Blox (10)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.00% (9.00% PIK)	14.32%	6/30/2025		$1,417	1,370	1,417
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—		38	37,842	39,004
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—		5	3,851	5,208
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—		7	—	5,743
DC Blox (10)(14)(19)(25)	Equity Interest	—	—	—	—		51	—	—
Telecommunications Total								$43,063	$51,372	4.4%

Non-Controlled/Affiliate Investments Total								$74,926	$71,524	6.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	10,483
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	6,371
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	74,166	74,166	70,770
Aerospace & Defense Total							$95,158	$87,624	7.6%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,168
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	42	35,550	42,253
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$36,450	$43,421	3.8%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$148,995	148,995	136,930
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	701
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	6,087
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	12.30%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	54,207
Investment Vehicles Total							$405,943	$388,654	34.0%

Services: Business
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.46%	11/26/2031	£45	56	56
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Services: Business Total							$56	$56	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	43,459	43,768	60,187
Transportation: Cargo Total							$43,768	$60,187	5.3%
Controlled Affiliate Investments Total							$581,375	$579,942	50.7%
Investments Total							$2,456,064	$2,464,945	215.4%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	4.26%	—	$8,365	8,365	8,365
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	4.26%	—	$49,904	49,904	49,904
Cash Equivalents Total							$58,269	$58,269	5.1%
Investments and Cash Equivalents Total							$2,514,333	$2,523,214	220.5%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$5,371

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 6,849	POUND STERLING 5,610	Bank of New York Mellon	4/23/2025	$(392)
US DOLLARS 81	EURO 0	Bank of New York Mellon	5/15/2025	(81)
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	442
US DOLLARS 29,225	EURO 26,190	Bank of New York Mellon	5/27/2025	855
US DOLLARS 2,949	EURO 2,670	Wells Fargo	5/27/2025	57
US DOLLARS 313	CANADIAN DOLLAR 430	Bank of New York Mellon	5/27/2025	14
US DOLLARS 9	POUND STERLING 0	Bank of New York Mellon	6/10/2025	9
US DOLLARS 358	EURO 310	Bank of New York Mellon	6/10/2025	22
US DOLLARS 4,792	EURO 4,380	Bank of New York Mellon	6/12/2025	43
US DOLLARS 2,483	EURO 2,360	Bank of New York Mellon	6/13/2025	(76)
US DOLLARS 9,890	POUND STERLING 7,710	Bank of New York Mellon	6/23/2025	(61)
US DOLLARS 1	POUND STERLING 0	Bank of New York Mellon	7/21/2025	(1)
US DOLLARS 8,321	POUND STERLING 6,450	Wells Fargo	7/23/2025	(3)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	430
US DOLLARS 5,159	EURO 4,680	Wells Fargo	7/28/2025	70
US DOLLARS 1,029	POUND STERLING 800	Wells Fargo	7/29/2025	(4)
US DOLLARS 8,880	EURO 7,870	Wells Fargo	8/22/2025	311
US DOLLARS 2,442	EURO 2,190	Wells Fargo	9/10/2025	55
US DOLLARS 5,089	AUSTRALIAN DOLLARS 8,090	Bank of New York Mellon	9/17/2025	41
US DOLLARS 4,938	POUND STERLING 3,780	Bank of New York Mellon	10/8/2025	61
US DOLLARS 15,164	EURO 13,610	Bank of New York Mellon	10/8/2025	305
US DOLLARS 424	CANADIAN DOLLAR 600	Bank of New York Mellon	12/19/2025	1
US DOLLARS 4,042	EURO 3,852	Wells Fargo	1/9/2026	(184)
US DOLLARS 7,650	EURO 7,225	Bank of New York Mellon	1/28/2026	(285)
US DOLLARS 1,388	POUND STERLING 1,118	Bank of New York Mellon	1/30/2026	(54)
US DOLLARS 1,922	POUND STERLING 1,480	Bank of New York Mellon	3/20/2026	14
US DOLLARS 16,492	EURO 14,990	Bank of New York Mellon	3/27/2026	(18)
US DOLLARS 9,445	EURO 8,610	BNP Paribas	3/30/2026	(39)
US DOLLARS 2,470	NEW ZEALAND DOLLAR 4,290	Bank of New York Mellon	6/15/2026	20
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York Mellon	8/27/2026	(118)
US DOLLARS 1,031	POUND STERLING 820	Bank of New York Mellon	11/25/2026	(23)
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	21
				$1,432

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at March 31, 2025. Certain investments are subject to a EURIBOR,

BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,144,504 as of March 31, 2025.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets totaled 27.67% of the Company’s total assets.
(7)
Loan was on non-accrual status as of March 31, 2025.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar and NZ$ represents New Zealand Dollar.
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
Tick mark not used.
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
(22)
$296 of the total par amount for this security is at P+ 4.50%.
(23)
$647 of the total par amount for this security is at SOFR+ 6.50%.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $454,666 or 39.73% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCSF Project Aberdeen, LLC	7/3/2024
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/27/2024
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox	9/23/2024
DTIQ	9/30/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Gale Aviation (Offshore) Co	1/2/2019
Galeria	8/1/2024
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018

Investment	Acquisition Date
HealthDrive	8/18/2023
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	9/17/2024
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2023
PPT Group	2/28/2025
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
Precision Ultimate Holdings, LLC	10/7/2024
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
Superna Inc.	3/8/2022
Taoglas	6/27/2024
Taoglas	2/28/2023
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used.
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See “Note 6. Debt.”
(30)
Cash equivalents include $49,900 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Loan includes interest rate floor of 3.00%.
(34)
$81 of the total par amount for this security is at P+ 4.25%.

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(In thousands)

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	(36)
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$7,101	7,016	7,012
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	7/25/2030	$7,301	7,223	7,301
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	7/25/2030	$4,352	4,326	4,352
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(34)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	7/25/2030	$14,234	14,114	14,234
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	2,248
Forming Machining Industries Holdings, LLC (7)(14)(18)(19)(26)	Second Lien Senior Secured Loan	SOFR	8.90% PIK	13.41%	10/9/2026	$7,453	6,874	335
Forming Machining Industries Holdings, LLC (18)(19)	First Lien Senior Secured Loan	SOFR	4.40%	8.91%	10/9/2025	$15,985	15,968	12,388
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,438
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$6,139	6,008	6,139
Forward Slope (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.18%	8/22/2029	$18,409	18,020	18,409
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.85%	11.21%	8/22/2029	$3,554	3,382	3,553
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$8,618	8,507	8,618
GSP (14)(19)(25)	Equity Interest	—	—	—	—	620	781	818
GSP (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/5/2027	$1,130	1,130	1,118
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/6/2025	$9,574	9,567	9,478
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.65%	9.98%	11/6/2025	$4,551	4,544	4,505
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.17%	10/19/2026	$7,532	7,460	7,532
Mach Acquisition T/L (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.65% (2.00% PIK)	13.27%	10/19/2026	$34,518	34,255	34,518
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	1,777
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	1,592	3,851
Robinson Helicopter (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.60%	10.96%	6/30/2028	$10,872	10,707	10,872
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	10.49%	7/23/2029	$13,587	13,482	13,587
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2029	$—	(32)	—
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	2/15/2029	$2,740	2,738	2,740
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$11,792	11,704	11,792
Whitcraft-Paradigm (3)(18)(19)(23)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.00%	2/28/2029	$1,155	1,140	1,155
Aerospace & Defense Total							$195,018	$189,734	16.6%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,434	5,393	5,270
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$16,765	16,578	16,261
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$20,935	20,706	20,307
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028		$98	97	97
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.98%	5/17/2029		$1,966	1,902	1,966
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.95%	5/17/2029		$3,698	3,671	3,698
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	10.03%	5/17/2029		$7,384	7,376	7,384
Gills Point S (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.87%	5/17/2029		$12,505	12,505	12,505
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.86%	5/17/2029		$1,251	1,235	1,251
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	240
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	11/1/2028		$12,005	11,918	12,005
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(22)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/9/2027		$11,922	11,851	11,922
JHCC Holdings, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.75%	9/9/2027		$1,417	1,386	1,417
Automotive Total								$94,811	$94,323	8.3%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030		$—	—	(34)
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	8/1/2030		$14,633	14,388	14,377
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—		148	1,596	1,603
Morrow Sodali (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.73%	10.09%	4/25/2028		$2,599	2,587	2,599
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.46%	4/25/2028		$1,292	1,274	1,292
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—		32	3,200	3,185
Sikich (14)(19)(25)	Warrants	—	—	—	—		2	—	140
Sikich (14)(19)(25)	Warrants	—	—	—	—		5	—	488
Banking, Finance, Insurance & Real Estate Total								$23,045	$23,650	2.1%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029		$14,942	14,698	14,942
AgroFresh Solutions (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.71%	3/31/2028		$4,764	4,690	4,764
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029		$6,153	6,016	6,153
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	15.09%	5/24/2028		$12,425	12,240	11,865
Arctic Glacier U.S.A., Inc. (2)(3)(5)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.09%	5/24/2028		$12	(20)	(76)
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,217
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	458	282	248
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.50% (2.25% PIK)	10.65%	9/27/2030	AUD	1,781	1,235	1,068
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.94% (2.25% PIK)	10.40%	9/27/2030	NZ$	3,962	2,413	2,149
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(15)	(14)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—		274	410	34
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	5,000
Beverage, Food & Tobacco Total								$49,166	$48,350	4.2%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(59)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2029	$—	(44)	—
AXH Air Coolers (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/31/2029	$—	(33)	—
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	10/31/2029	$7,400	7,337	7,400
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	3,417	7,913
AXH Air Coolers (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.84%	10/31/2029	$16,562	16,438	16,562
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	3.76%	8.09%	12/22/2028	$1	1	1
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,419	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	7/6/2028	$10,994	10,845	10,994
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Jonathan Acquisition Company (18)(19)	Second Lien Senior Secured Loan	SOFR	9.10%	13.43%	12/22/2027	$8,000	7,892	8,000
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,167	6,134	6,167
Capital Equipment Total							$53,347	$57,500	5.0%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.40%	8/10/2028	$7,138	6,990	7,137
Aurora Plastics (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.40%	8/10/2028	$2,193	2,171	2,193
Duraco (3)(19)(32)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.83%	6/6/2029	$398	371	358
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.94%	6/6/2029	$11,733	11,566	11,498
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.78%	12/22/2027	€98	102	96
V Global Holdings LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$5,744	5,682	5,557
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.15%	12/22/2025	$5,661	5,615	5,346
Chemicals, Plastics & Rubber Total							$32,497	$32,185	2.8%

Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$27,374	26,762	26,074
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$2,683	2,622	2,556
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.48%	5/12/2025	$909	849	828
Elk Parent Holdings, LP (14)(19)(25)	Equity Interest	—	—	—	—	1	12	1,761
Elk Parent Holdings, LP (14)(19)(25)	Preferred Equity	—	—	—	—	120	1,202	1,811
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$1,574	1,562	1,574
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	228
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$921	913	921
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$7,589	7,523	7,589
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.01% (1.00% PIK)	11.34%	8/16/2027	$16,288	16,206	16,288
Zeus Fire & Security (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/11/2030	$—	—	—
Zeus Fire & Security (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(20)	(20)
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.45%	12/11/2030	$32,954	32,707	32,706
Construction & Building Total							$93,674	$95,483	8.4%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Durable
New Milani Group LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$11,209	10,999	11,209
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$11,434	11,284	11,434
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	8.90%	13.39%	5/30/2028	$8,915	8,802	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,603
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	10.11%	10/11/2027	$13,162	12,881	13,162
TLC Purchaser, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/11/2027	$—	(40)	—
Consumer Goods: Durable Total							$45,147	$46,323	4.1%

Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	11.23%	1/24/2028	$6,055	6,006	6,025
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(15)	(16)
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/25/2029	$6,816	6,757	6,756
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.52%	2/21/2031	$9,925	9,791	9,925
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(25)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.21%	12/15/2025	$13,135	13,124	12,807
Solaray, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/15/2025	$28,521	28,521	27,808
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.96%	12/15/2025	$9,219	9,209	9,219
WU Holdco, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.33%	3/26/2027	$1,661	1,646	1,661
WU Holdco, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$36,897	36,719	36,897
WU Holdco, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.33%	3/26/2027	$1,932	1,930	1,932
Consumer Goods: Non-Durable Total							$114,602	$114,302	10.0%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.74%	4/27/2028	$3,162	3,156	2,538
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,044	1,995	235
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	2
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(2)	(40)
Consumer Goods: Wholesale Total							$8,275	$2,735	0.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.85%	12/29/2027	$5,784	5,668	5,784
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.47%	12/29/2027	$696	653	696
Containers, Packaging & Glass Total							$6,321	$6,480	0.6%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	10.53%	11/19/2027	$1,412	1,395	1,398
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.22%	11/19/2027	$1,365	1,330	1,314
Energy: Electricity Total							$2,725	$2,712	0.2%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Environmental Industries
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.95%	7/12/2029	£68	83	85
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029	€27	28	28
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(76)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	5,184
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	11.03%	9/7/2029	$26,640	26,460	26,640
Titan Cloud Software, Inc (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (4.60% PIK)	11.03%	9/7/2028	$1,866	1,831	1,866
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	10.95%	9/7/2029	$11,960	11,887	11,960
Environmental Industries Total							$43,745	$45,763	4.0%

FIRE: Finance
Allworth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$161	121	161
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$856	848	856
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	12/23/2027	$1,474	1,464	1,474
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(9)	—
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/30/2029	$—	—	—
Congress Wealth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.93%	6/30/2029	$317	314	317
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	534
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$2,020	2,035	2,020
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	2,419
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$267	261	267
Lagerbox (3)(6)(18)(19)	First Lien Senior Secured Loan	—	—	—	12/20/2028	€—	—	—
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	5/11/2029	£295	369	370
PMA (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(18)	(18)
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	1/31/2031	$58	57	57
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.50%	10/2/2028	$9,209	9,209	9,209
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.50%	10/2/2028	$2,325	2,320	2,325
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/4/2028	$—	(36)	—
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/2/2028	$5,972	5,891	5,972
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(12)	—
FIRE: Finance Total							$23,672	$25,963	2.3%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
Margaux Acquisition Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.65%	9.96%	12/19/2025	$11,919	11,874	11,919
Margaux Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	10.15%	12/19/2025	$2,872	2,870	2,872
Margaux UK Finance Limited (6)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.50%	10.32%	12/19/2025	£499	657	625
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	10.00%	12/16/2025	$750	747	750
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.13%	2/1/2029	€5,765	6,121	5,966
MRHT (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.53%	2/1/2029	€956	1,020	990
PCF (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	11/1/2028	$9,232	9,194	9,231
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/31/2031	$—	(43)	(43)
Simplicity (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(43)	(43)
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	12/31/2031	$35,437	35,082	35,082
FIRE: Insurance Total							$67,479	$67,349	5.9%

Healthcare & Pharmaceuticals
AEG Vision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2027	$4,200	3,609	4,200
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$16,350	16,184	16,350
AEG Vision (3)(18)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.23%	3/27/2026	$10,545	10,367	10,545
AEG Vision (18)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.23%	3/27/2026	$2,059	2,037	2,059
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	3,191
Apollo Intelligence (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.27%	5/31/2028	$15,078	15,198	15,078
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.07%	5/31/2028	$5,208	5,167	5,208
Apollo Intelligence (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/31/2028	$—	(55)	—
Beacon Specialized Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/25/2028	$—	(117)	—
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	3/25/2028	$8,610	8,530	8,610
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
EHE Health (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	(34)
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	8/7/2030	$10,869	10,764	10,760
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,178
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	8.48%	9/30/2026	$9,814	9,828	8,637
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.46%	8/20/2029	$1,908	1,908	1,908
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.46%	8/20/2029	$271	271	271
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.46%	8/20/2029	$607	600	607
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,860
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,000	5,350	5,097
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026	€227	252	227
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.65%	5/28/2026	€133	145	132
Nafinco (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/29/2031	€—	(25)	(50)
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031	€52	56	53
Nafinco (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	8.02%	5/30/2031	€215	220	210

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals Continued
Odyssey Behavioral Health (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(89)	(91)
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	11/21/2030	$37,128	36,668	36,664
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,234
Pharmacy Partners (19)(32)	First Lien Senior Secured Loan	SOFR	6.50%	11.01%	2/28/2029	$1,690	1,672	1,690
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(57)	—
Premier Imaging, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.59%	3/31/2026	$7,926	7,925	7,133
Premier Imaging, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.26%	10.59%	3/31/2026	$2,137	2,137	1,924
Red Nucleus (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(25)	(25)
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	10/17/2031	$418	385	384
Red Nucleus (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/17/2031	$4,414	4,359	4,359
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	10.19%	6/16/2028	$8,518	8,430	8,518
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(6)	—
Healthcare & Pharmaceuticals Total							$163,253	$159,887	14.0%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£80	99	100
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(19)	(51)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.58%	5/25/2029	$19,490	19,382	19,197
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,788
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	12.08%	5/6/2027	$11,038	10,933	11,038
Appriss Holdings, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(6)	—
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,107	1,073
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2	1,844	1,787
AQ Software Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	1	507	491
Black Mountain (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(52)	(59)
Black Mountain (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(35)	(39)
Black Mountain (18)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	10/7/2030	$13,420	13,322	13,319
Chartbeat (19)(25)(26)	Preferred Equity	—	14.00% PIK	14.00%	10/4/2030	5,171	5,074	5,068
Cloud Technology Solutions (CTS) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	7.00%	11.70%	10/17/2031	£2,000	2,537	2,491
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,233
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	3,345	3,345	5,470
Element Buyer, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.85%	10.21%	7/19/2026	$10,989	10,996	10,989
Element Buyer, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/19/2026	$—	(12)	—
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	129
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,067
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	12.58%	4/25/2027	$7,439	7,396	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.46%	9/25/2026	$1,488	1,482	1,488
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(11)	(25)
NearMap (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2029	$—	(64)	—

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries Continued
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	4,527
PayRange (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(40)	(41)
PayRange (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	10/31/2030	$7,150	7,080	7,079
RetailNext (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(31)	(31)
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.47%	12/5/2030	$17,007	16,841	16,837
Revalize, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1	1,431	1,401
Revalize, Inc. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.49%	4/15/2027	$5,250	5,223	5,040
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.49%	4/15/2027	$1,969	1,959	1,890
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.21%	4/15/2027	$972	966	918
SAM (19)(26)	First Lien Senior Secured Loan	—	13.50% PIK	13.50%	5/9/2028	$38,517	38,335	38,517
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	5,772
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.85%	3/15/2029	$24,007	23,690	24,007
SensorTower (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(13)	—
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(14)	(26)
Superna Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(14)	(26)
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	1,747
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	3/6/2028	$2,706	2,674	2,679
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,223	2,064
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,223	2,064
Utimaco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.15%	5/14/2029	€92	98	95
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$128	127	127
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$262	260	259
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	529	2,833	909
High Tech Industries Total							$200,037	$203,801	17.9%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (7)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.76%	12.33%	2/1/2027	$14,193	13,868	1,420
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/6/2031	$2,997	2,997	2,979
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/6/2031	$—	(45)	(61)
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	9/6/2030	$493	477	485
Awayday (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/6/2031	$19,290	19,107	19,194
City BBQ (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030	$—	(39)	—
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.45%	9.87%	9/4/2030	$15,341	15,214	15,341
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—	5	1,271	1,313
City BBQ (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030	$—	—	—
Concert Golf Partners Holdco (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.13%	4/1/2030	$6,692	6,597	6,692
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/2/2029	$—	(27)	—
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$5,299	5,279	5,299
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$9,825	9,628	9,825
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028	$—	(53)	—
Pollo Tropical (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029	$—	(12)	(12)
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	10/23/2029	$6,181	6,104	6,103
Hotel, Gaming & Leisure Total							$80,366	$68,578	6.0%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	8.72%	3/23/2028		$4,961	4,885	4,938
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(47)	(47)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(31)	(31)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(16)	(16)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(67)	(67)
Kpler (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.12%	3/3/2030		£100	120	125
Kpler (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	103
Kpler (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.63%	3/3/2030		€100	106	103
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	11.70%	6/29/2029		£2,217	2,608	2,370
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	6/29/2029		£139	164	165
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.82%	6/24/2029		£69	88	87
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.36%	4/30/2026	AUD	98	76	61
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.47%	4/30/2026	AUD	4,187	2,866	2,866
Media: Advertising, Printing & Publishing Total								$10,858	$10,657	0.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.09%	8/31/2028		$1,443	1,437	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.83%	8/31/2028		€1,300	1,427	1,346
Media: Broadcasting & Subscription Total								$2,864	$2,789	0.2%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028		$5,043	5,043	4,286
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.59%	12/31/2025		$11,186	9,336	9,061
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.76% (1.50% PIK)	13.59%	12/31/2025		$17,215	14,328	13,944
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.76%	11.09%	12/31/2025		$1,244	1,244	1,244
Music Creation Group Bidco GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028		$4,108	4,047	3,492
Media: Diversified & Production Total								$33,998	$32,027	2.8%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€8,943	9,577	9,255
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	21
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	28	27	20
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.82%	9.03%	5/26/2026	CAD	806	548	560
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	54	43	38
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	10.48%	5/26/2028		$387	387	387
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029		$4,561	4,575	4,014
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	289
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	2,593
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029		$1,487	1,487	1,487
Retail Total								$24,440	$18,664	1.6%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	2,070
Advanced Aircrew (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	(3)
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.86%	7/26/2030		$5,094	5,045	5,069
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	610
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(26)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	6/5/2030		$14,140	14,042	14,140
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
AMI (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.69%	10/17/2031		$1,109	1,075	1,075
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031		$9,274	9,205	9,204
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028		$14,280	14,191	13,995
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.77%	3/10/2028		$5,882	5,781	5,714
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(45)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	6/28/2031		£7,497	9,388	9,338
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—		5,675	7,783	7,730
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.01%	7/10/2028		£861	1,159	1,067
Chamber Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.12%	6/2/2028		$213	212	213
Cube (3)(18)(19)	First Lien Senior Secured Loan	—	—	—	2/20/2025		$—	—	—
Cube (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031		$—	—	—
Cube (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.59%	5/20/2031		$8,651	8,651	8,651
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—		359	360	501
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.17%	6/1/2028		$1,496	1,486	1,496
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	12.17%	6/1/2028		$105	105	105
Datix Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031		$—	(26)	—
Datix Bidco Limited (3)(6)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.86%	10/30/2030		$288	247	288
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031		$16,626	16,333	16,626
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/18/2030		$—	(62)	—
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030		$—	(25)	—
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029		$—	(38)	(94)
DTIQ (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029		$—	—	(71)
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	9/30/2029		$16,735	16,449	16,442

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business Continued
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—		3,995	—	—
Easy Ice (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/30/2030		$—	(76)	(78)
Easy Ice (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030		$—	(76)	(78)
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.99%	10/30/2030		$37,563	37,008	36,999
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—		2	2,448	3,374
E-Tech Group (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030		$—	(11)	(13)
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	12.59%	7/13/2028		€3,541	3,633	3,665
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€3668	3,818	3,797
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€99	104	102
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€3,858	3,969	3,993
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—		7,112	8,136	23,031
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.11%	1/31/2029		$2,500	2,475	2,500
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.34%	1/31/2029		$17,000	16,797	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029		$—	(41)	—
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028		£345	459	452
Learning Pool (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028		£123	164	162
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	433
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	7/1/2027		$8,319	8,186	8,319
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,223
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.48%	5/5/2028		£123	168	154
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(11)	(11)
Orion (2)(3)(5)(15)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(3)	(3)
Orion (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.69%	3/19/2027		$204	200	200
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2027		$—	(15)	(16)
Orion (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	3/19/2027		$4,274	4,227	4,226
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030		$—	(10)	(10)
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030		$—	(19)	(20)
Pure Wafer (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.05%	11/12/2030		$10,916	10,809	10,807
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,236
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.95%	9/12/2031		€1,556	1,722	1,594
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		200	223	213
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		466	520	475
Smartronix (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$12,381	12,228	12,381
Smartronix (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/23/2027		$—	(70)	—
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028		$3,660	3,585	3,660
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	542	580
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	7.00%	9.91%	2/22/2031		€2,000	2,145	2,070
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	8.43%	4/9/2031		$2,647	2,635	2,665
TES Global (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	1/27/2029		£—	—	—
Webcentral (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/18/2030		€—	(22)	(22)
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.20%	12/18/2030		€575	601	595
Services: Business Total								$246,021	$261,776	23.1%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.50%	12.94%	6/21/2029	$36	35	36
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.50%	13.16%	6/21/2029	$224	220	219
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.50%	12.84%	6/21/2029	$1,820	1,785	1,784
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	420
MZR Buyer, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/22/2026	$11,780	11,684	11,427
MZR Buyer, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.28%	12/22/2026	$5,210	5,175	5,053
Spotless Brands (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.78%	7/25/2028	$9,525	9,423	9,525
Surrey Bidco Limited (6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026	£68	77	51
Services: Consumer Total							$29,209	$28,515	2.5%

Telecommunications
Meriplex Communications, Ltd. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	7/17/2028	$12,075	11,914	11,894
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.46%	7/17/2028	$7,193	7,128	7,085
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.46%	7/17/2028	$2,824	2,791	2,782
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	19
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	2,082
Taoglas (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$9,978	9,897	9,829
Taoglas (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2029	$—	—	(55)
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.93%	2/28/2029	$1,284	1,284	1,264
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$448	438	442
Telecommunications Total							$35,731	$35,342	3.1%

Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$926	909	888
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$2,374	2,370	2,279
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$2,661	2,658	2,555
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$5,853	5,843	5,619
A&R Logistics, Inc. (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$12,980	12,956	12,461
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.60% (4.25% PIK)	11.30%	8/3/2026	$3,695	3,634	3,449
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	158
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	347
Grammer Investment Holdings LLC (19)(25)(26)	Preferred Equity	—	10.00% PIK	10.00%	—	11	1,095	1,160
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$1,077	1,067	1,042
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$12,005	11,737	11,615
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.60%	11.96%	12/16/2028	$3,704	3,600	3,532
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	969
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.84%	12/29/2028	$12,005	11,733	12,005
RoadOne (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.81%	12/29/2028	$998	910	998
RoadOne (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.77%	12/29/2028	$939	925	939
Transportation: Cargo Total							$62,287	$60,016	5.3%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Consumer
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/1/2029		$4,055	3,998	4,055
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029		$12,066	11,874	12,066
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	5/1/2029		$835	835	835
Transportation: Consumer Total								$16,707	$16,956	1.6%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.03%	7/24/2031		$879	858	879
Vessco Water (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(10)	—
Vessco Water (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.11%	7/24/2031		$6,187	6,127	6,187
Utilities: Water Total								$6,975	$7,066	0.6%

Wholesale
Abracon Group Holding, LLC. (16)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028		$14,269	14,317	11,416
Abracon Group Holding, LLC. (16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028		$2,040	2,017	1,632
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	964
SureWerx (16)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.25%	8.42%	12/28/2028	CAD	58	40	40
SureWerx (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(22)	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.58%	12/28/2028		$764	746	764
Wholesale Total								$17,749	$14,816	1.3%
Non-Controlled/Non-Affiliate Investments Total								$1,784,019	$1,773,742	155.6%

				Interest	Maturity	Principal/			Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares		Cost	Value	NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	8,617
Ansett Aviation Training (6)(10)(18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.17%	9/24/2031	AUD	7,072	5,308	4,374
Aerospace & Defense Total								$9,150	$12,991	1.1%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	6,732	8,429
Beverage, Food & Tobacco Total								$6,732	$8,429	0.7%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.36%	3/31/2029		$278	278	278
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—		60	5,592	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	11.56%	3/31/2027		$6,933	6,434	1,040
Walker Edison (10)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.40%	11.06%	3/31/2027		$3,182	3,182	3,182
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.48%	3/31/2027		$918	873	137
Walker Edison (3)(7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.34%	3/31/2027		$2,040	1,941	238
Consumer Goods: Durable Total								$18,300	$4,875	0.4%

Telecommunications
DC Blox (10)(15)(19)	First Lien Senior Secured Loan	SOFR	1.00%	5.37%	6/20/2025		$1,408	1,316	1,408
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		38	37,901	38,523
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		5	3,859	5,230
DC Blox (10)(19)(25)(26)	Preferred Equity	—	8.00% PIK	8.00%	—		7	11	4,277
DC Blox (10)(14)(19)(25)	Equity Interest	—	—	—	—		51	—	—
Telecommunications Total								$43,087	$49,438	4.4%
Non-Controlled/Affiliate Investments Total								$77,269	$75,733	6.6%

				Interest	Maturity	Principal/		Market	% of
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares	Cost	Value	NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,862	11,405
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	6,933
Gale Aviation (Offshore) Co (6)(10)(11)(19)(25)	Equity Interest	—	—	—	—	74,396	74,396	71,813
Aerospace & Defense Total							$95,387	$90,151	7.9%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	900
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	42	42,300	45,009
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$43,200	$45,909	4.0%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$146,495	146,495	146,495
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	10
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,593	(4,849)
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	12.59%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,614	55,408
Investment Vehicles Total							$403,441	$387,793	34.1%

Services: Business
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.70%	11/26/2031	£43	54	54
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Services: Business Total							$54	$54	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	43,309	43,620	57,807
Transportation: Cargo Total							$43,620	$57,807	5.1%
Controlled Affiliate Investments Total							$585,702	$581,714	51.1%
Investments Total							$2,446,990	$2,431,189	213.3%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents		—	4.39%	—	$63,795	63,795	63,795
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents		—	4.40%	—	$39,787	39,787	39,787
Cash Equivalents Total							$103,582	$103,582	9.1%
Investments and Cash Equivalents Total							$2,550,572	$2,534,771	222.4%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
US DOLLARS 19,948	POUND STERLING 14,990	Bank of New York Mellon	1/9/2025	$(1,177)
US DOLLARS 27,735	POUND STERLING 23,100	Citibank	1/9/2025	(1,191)
US DOLLARS 10,482	POUND STERLING 8,110	Wells Fargo	1/9/2025	(327)
US DOLLARS 129	EURO 0	Bank of New York Mellon	1/9/2025	129
US DOLLARS 71	NORWEGIAN KRONE 740	Citibank	1/24/2025	6
US DOLLARS 2,743	AUSTRALIAN DOLLARS 4,180	Bank of New York Mellon	2/12/2025	154
US DOLLARS 2,448	NEW ZEALAND DOLLAR 4,250	Bank of New York Mellon	3/17/2025	65
US DOLLARS 6,849	POUND STERLING 5,610	Bank of New York Mellon	4/23/2025	(170)
US DOLLARS 81	EURO 0	Bank of New York Mellon	5/15/2025	(81)
US DOLLARS 9,158	AUSTRALIAN DOLLARS 13,980	Bank of New York Mellon	5/27/2025	498
US DOLLARS 29,225	EURO 26,190	Bank of New York Mellon	5/27/2025	1,909
US DOLLARS 2,949	EURO 2,670	Wells Fargo	5/27/2025	165
US DOLLARS 313	CANADIAN DOLLAR 430	Bank of New York Mellon	5/27/2025	13
US DOLLARS 9	POUND STERLING 000	Bank of New York Mellon	6/10/2025	9
US DOLLARS 358	EURO 310	Bank of New York Mellon	6/10/2025	35
US DOLLARS 4,792	EURO 4,380	Bank of New York Mellon	6/12/2025	220
US DOLLARS 2,483	EURO 2,360	Bank of New York Mellon	6/13/2025	19
US DOLLARS 9,890	POUND STERLING 7,710	Bank of New York Mellon	6/23/2025	248
US DOLLARS 1	POUND STERLING 000	Bank of New York Mellon	7/21/2025	(1)
US DOLLARS 8,321	POUND STERLING 6,450	Wells Fargo	7/23/2025	256
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	445
US DOLLARS 5,159	EURO 4,680	Wells Fargo	7/28/2025	260
US DOLLARS 1,029	POUND STERLING 800	Wells Fargo	7/29/2025	28
US DOLLARS 8,880	EURO 7,870	Wells Fargo	8/22/2025	630
US DOLLARS 2,442	EURO 2,190	Wells Fargo	9/10/2025	144
US DOLLARS 2,505	AUSTRALIAN DOLLARS 3,950	Bank of New York Mellon	9/17/2025	56
US DOLLARS 4,938	POUND STERLING 3,780	Bank of New York Mellon	10/8/2025	214
US DOLLARS 15,164	EURO 13,610	Bank of New York Mellon	10/8/2025	856
US DOLLARS 424	CANADIAN DOLLAR 600	Bank of New York Mellon	12/19/2025	1
US DOLLARS 1,031	POUND STERLING 820	Bank of New York Mellon	11/25/2026	7
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	85
				$3,505

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR or Prime interest rate floor.
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
Tick mark not used.
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
(28)
Tick mark not used.
(29)
Assets or a portion thereof are pledged as collateral for the 2019‑1 Issuer. See “Note 6. Debt.”
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

Our operations are comprised of a single operating and reportable business segment, asset management. The Chief Operating Decision Maker (the “CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources and in determining the amount of dividends to be distributed to the Company's stockholders. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, Financial Highlights reported in Note 11, underlying investment cost and market value as disclosed on the consolidated schedule of investments and expected yield relative to the risk of the individual assets as disclosed in the composition of the investment portfolio and associated yield table. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s Consolidated Financial Statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X. These Consolidated Financial Statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). The functional currency of the Company is U.S. dollars and these Consolidated Financial Statements have been prepared in that currency. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended March 31, 2025 and 2024, the Company recorded $6.5 million and $8.3 million, respectively, of dividend income, of which, $0.1 million and $0.0 million, respectively, related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, there were twelve loans from four issuers on non-accrual. As of December 31, 2024, there were eight loans from five issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2025 and 2024, we recorded an expense of $1.1 million and $1.0 million, respectively for U.S. federal excise tax.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 5. Debt and Note 7. Derivatives” for additional detail.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through March 31, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of March 31, 2025, the tax years that remain subject to examination are from 2021 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through May 5, 2025, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,602,250	65.2%	$1,579,493	64.2%
Second Lien Senior Secured Loan	20,109	0.8	20,350	0.8
Subordinated Debt	85,096	3.5	82,777	3.4
Preferred Equity	127,458	5.2	166,144	6.7
Equity Interest	215,208	8.8	226,899	9.2
Warrants	—	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	339,724	13.8	327,659	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	701	0.0
Equity Interests in Investment Vehicles (1)	66,209	2.7	60,294	2.4
Total	$2,456,064	100.0%	$2,464,945	100.0%

(1)
Represents debt and equity investment in ISLP and SLP (each as defined later).

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,579,288	64.5%	$1,557,823	64.1%
Second Lien Senior Secured Loans	48,720	2.0	30,104	1.2
Subordinated Debt	54,443	2.2	53,350	2.2
Preferred Equity	142,046	5.8	170,876	7.0
Equity Interests	219,052	9.0	230,615	9.5
Warrants	—	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.8	337,224	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.7	50,559	2.1
Total	$2,446,990	100.0%	$2,431,189	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,170,951	88.4%	$2,146,122	87.2%
Cayman Islands	117,934	4.8	130,957	5.4
United Kingdom	66,889	2.7	67,543	2.7
Belgium	23,383	1.0	40,169	1.6
Luxembourg	20,561	0.8	20,873	0.8
Germany	20,539	0.8	18,757	0.8
Australia	9,239	0.4	13,542	0.5
Ireland	10,471	0.4	10,022	0.4
Canada	4,651	0.2	5,963	0.2
Italy	5,350	0.2	5,271	0.2
New Zealand	3,941	0.2	3,518	0.1
Netherlands	1,786	0.1	1,827	0.1
Guernsey	369	0.0	381	0.0
Total	$2,456,064	100.0%	$2,464,945	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$405,943	16.6%	$388,654	15.8%
Aerospace & Defense	266,927	10.9	267,089	10.8
Services: Business	234,098	9.5	253,033	10.3
High Tech Industries	199,143	8.1	208,985	8.5
Healthcare & Pharmaceuticals	179,101	7.3	175,897	7.1
Transportation: Cargo	109,642	4.5	122,798	5.0
Automotive	120,443	4.9	118,497	4.8
Consumer Goods: Non-Durable	114,247	4.7	114,115	4.6
Telecommunications	79,129	3.2	87,175	3.5
FIRE: Finance (1)	74,414	3.0	84,798	3.4
Hotel, Gaming & Leisure	80,078	3.3	80,957	3.3
Construction & Building	75,235	3.1	75,968	3.1
FIRE: Insurance (1)	68,877	2.8	68,974	2.8
Capital Equipment	57,476	2.3	63,528	2.6
Beverage, Food & Tobacco	52,397	2.1	50,608	2.1
Consumer Goods: Durable	64,526	2.6	49,692	2.0
Environmental Industries	45,954	1.9	47,946	1.9
Services: Consumer	39,202	1.6	38,006	1.5
Chemicals, Plastics & Rubber	34,834	1.4	34,390	1.4
Media: Diversified & Production	34,288	1.4	31,791	1.3
Transportation: Consumer	25,998	1.1	26,319	1.1
Media: Advertising, Printing & Publishing	24,349	1.0	24,085	1.0
Retail	24,967	1.0	16,444	0.7
Wholesale	18,351	0.7	14,480	0.6
Containers, Packaging & Glass	7,226	0.3	7,370	0.3
Energy: Electricity	5,115	0.2	5,097	0.2
Utilities: Water	3,019	0.1	3,066	0.1
Media: Broadcasting & Subscription	2,867	0.1	2,849	0.1
Consumer goods: Wholesale	8,218	0.3	2,334	0.1
Total	$2,456,064	100.0%	$2,464,945	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of March 31, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $54.2 million. As of December 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.4 million.

As of March 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,063.7 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of March 31, 2025, ISLP had $657.9 million in debt and equity investments, at fair value. As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value.

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

As of March 31, 2025, the ISLP Credit Facilities had $301.9 million of outstanding debt under the credit facility. As of December 31, 2024 the ISLP Credit Facilities had $297.6 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2025 and year ended December 31, 2024 were 7.0% and 7.5%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2025	December 31, 2024
Total investments	$657,867	$655,804
Weighted average yield on investments	10.4%	10.6%
Number of borrowers in ISLP	34	35
Largest portfolio company investment	$51,370	$51,142
Total of five largest portfolio company investments	$198,995	$196,173
Unfunded commitments	$3,328	$3,907

Below is a listing of ISLP’s individual investments as of March 31, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	8.79%	9/24/2031	AUD	14,144	9,830	8,827
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	17,988
Aerospace & Defense Total								$16,945	$26,815	32.8%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.15%	4/30/2026	AUD	9,730	7,096	6,073
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.44%	4/30/2026	AUD	4,081	2,568	2,547
Media: Advertising, Printing & Publishing Total								$9,664	$8,620	10.5%

Australian Dollar Total								$26,609	$35,435	43.3%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	7/12/2029		£6,050	7,045	7,809
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	8.36%	7/12/2029		£6,578	8,094	8,205
Reconomy (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.55%	7/12/2029		£5,663	7,091	7,059
Environmental Industries Total								$22,230	$23,073	28.2%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.96%	5/23/2029		£29,070	35,358	37,521
FIRE: Finance Total								$35,358	$37,521	45.8%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.21%	12/19/2025		£7,299	9,220	9,420
FIRE: Insurance Total								$9,220	$9,420	11.5%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.71%	6/28/2029	£7,880	9,120	10,171
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.71%	6/28/2029	£9,764	11,887	12,602
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	0.25% (8.00% PIK)	12.45%	1/3/2030	£9,462	11,951	12,151
High Tech Industries Total							$32,958	$34,924	42.6%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	3/3/2030	£4,312	5,495	5,565
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	9/2/2029	£5,172	6,068	5,717
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.71%	6/29/2029	£13,160	15,229	16,094
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.57%	6/24/2029	£6,700	8,636	8,648
Media: Advertising, Printing & Publishing Total							$35,428	$36,024	44.0%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	10.21%	6/28/2031	£7,497	9,722	9,531
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.48%	7/10/2028	£26,495	35,605	33,342
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.90%	4/30/2031	£8,160	10,484	10,532
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£5,849	7,728	7,539
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£8,138	10,751	10,489
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.80%	10.26%	5/5/2028	£12,151	16,517	15,684
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.46%	11/26/2031	£4,338	5,438	5,319
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.46%	1/27/2029	£1,200	1,494	1,541
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.46%	2/1/2029	£14,364	17,662	18,539
Services: Business Total							$115,401	$112,516	137.4%

Services: Consumer
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.73%	5/11/2026	£7,180	8,406	5,560
Services: Consumer Total							$8,406	$5,560	6.8%

British Pound Total							$259,001	$259,038	316.3%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)(26)	First Lien Senior Secured Loan	CORRA	4.32% (2.00% PIK)	8.98%	5/26/2028	CAD	18,004	14,743	12,524
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.48%	5/26/2028	CAD	1,171	903	815
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.48%	5/26/2028	CAD	2,248	1,615	1,564
Retail Total								$17,261	$14,903	18.2%

Canadian Dollar Total								$17,261	$14,903	18.2%

European Currency
Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.28%	12/22/2027		€9,142	9,264	9,538
Chemicals, Plastics & Rubber Total								$9,264	$9,538	11.6%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.36%	7/12/2029		€2,440	2,475	2,638
Environmental Industries Total								$2,475	$2,638	3.2%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	9.28%	2/1/2029		€12,000	12,999	12,974
MRHT (15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.75%	9.11%	2/1/2029		€5,069	5,495	5,480
MRHT (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.61%	2/1/2029		€1,014	979	1,016
FIRE: Insurance Total								$19,473	$19,470	23.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.38%	5/28/2026		€13,175	15,957	13,747
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026		€22,498	27,252	23,474
Nafinco (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031		€8,000	8,397	8,520
Pharmathen (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	1/19/2029		€13,492	15,095	14,332
Pharmathen (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	1/19/2029		€2,453	2,627	2,606
Healthcare & Pharmaceuticals Total								$69,328	$62,679	76.5%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.92%	1/14/2030		€13,919	15,098	15,049
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.94%	5/14/2029		€8,250	8,361	8,853
High Tech Industries Total								$23,459	$23,902	29.2%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.59%	3/3/2030		€14,981	16,242	16,197
Kpler (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.59%	3/3/2030		€3,246	3,519	3,510
Media: Advertising, Printing & Publishing Total								$19,761	$19,707	24.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	8.08%	8/31/2028		€2,619	2,951	2,832
Media: Broadcasting & Subscription Total								$2,951	$2,832	3.5%

Media: Diversified & Production
Aptus 1724. Gmbh (19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (4.00% PIK)	10.51%	3/3/2028		€35,863	42,299	31,020
Media: Diversified & Production Total								$42,299	$31,020	37.8%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028		€14,598	16,371	15,783
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.63%	12/18/2030		€3,423	3,780	3,700
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.58%	12/18/2030		€3,323	3,462	3,592
Services: Business Total								$23,613	$23,075	28.2%

European Currency Total								$212,623	$194,861	237.9%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	9.98%	7/15/2029	NOK	174,360	16,601	16,577
Services: Business Total								$16,601	$16,577	20.2%

Norwegian Krone Total								$16,601	$16,577	20.2%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$9,653	9,607	9,652
Automotive Total							$9,607	$9,652	11.8%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$22,984	22,984	22,295
Chemicals, Plastics & Rubber Total							$22,984	$22,295	27.2%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$5,000	4,959	5,000
Consumer Goods: Durable Total							$4,959	$5,000	6.1%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	12/9/2029	$23,284	23,122	23,284
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029	$16,450	16,348	16,327
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.68%	5/14/2029	$8,550	8,497	8,486
High Tech Industries Total							$47,967	$48,097	58.7%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.02%	8/31/2028	$23,907	23,801	23,907
Media: Broadcasting and Subscription Total							$23,801	$23,907	29.2%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (4.00% PIK)	12.44%	3/3/2028	$10,247	10,214	8,197
Media: Diversified & Production Total							$10,214	$8,197	10.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.55%	3/10/2028	$11,670	11,611	11,553
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.69%	10/30/2030	$8,479	8,355	8,352
Services: Business Total							$19,966	$19,905	24.4%

U.S. Dollar Total							$139,498	$137,053	167.4%

Total							$671,593	$657,867	803.3%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
AUSTRALIAN DOLLARS 480	EURO 292	Morgan Stanley	06/10/2025	$(18)
EURO 2,016	AUSTRALIAN DOLLARS 3,357	Standard Chartered	04/15/2025	87
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	214
EURO 2,199	AUSTRALIAN DOLLARS 3,690	Standard Chartered	06/10/2025	83
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	43
US DOLLARS 7,610	AUSTRALIAN DOLLARS 12,373	Standard Chartered	04/15/2025	(101)
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	1,358
US DOLLARS 7,026	AUSTRALIAN DOLLARS 10,830	Standard Chartered	06/10/2025	272
EURO 4,576	BRITISH POUNDS 3,860	Standard Chartered	04/15/2025	(37)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(285)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(54)
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	23
BRITISH POUNDS 1,370	US DOLLARS 1,669	Goldman Sachs	04/15/2025	99
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	19
US DOLLARS 7,956	BRITISH POUNDS 6,553	Goldman Sachs	04/15/2025	(502)
US DOLLARS 2,797	BRITISH POUNDS 2,220	Morgan Stanley	05/13/2025	(69)
US DOLLARS 3,616	BRITISH POUNDS 2,970	Morgan Stanley	06/10/2025	(218)
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(802)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(84)
US DOLLARS 502	BRITISH POUNDS 402	Standard Chartered	06/10/2025	(17)
US DOLLARS 1,071	BRITISH POUNDS 860	Morgan Stanley	11/10/2025	(38)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	(2)
EURO 528	CANADIAN DOLLARS 777	Standard Chartered	04/15/2025	30
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	6
US DOLLARS 1,992	CANADIAN DOLLARS 2,863	Standard Chartered	04/15/2025	1
EURO 945	DANISH KRONE 7,046	Standard Chartered	04/15/2025	1
DANISH KRONE 24,136	US DOLLARS 3,349	Standard Chartered	04/15/2025	148
US DOLLARS 3,569	DANISH KRONE 25,974	Standard Chartered	04/15/2025	(195)
EURO 864	NORWEGIAN KRONE 10,164	Standard Chartered	04/15/2025	(31)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	690
EURO 9,805	US DOLLARS 10,040	Standard Chartered	04/15/2025	557
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(17)
EURO 4,079	US DOLLARS 4,480	Morgan Stanley	06/23/2025	(53)
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	(16)
EURO 4,850	US DOLLARS 5,160	Standard Chartered	06/23/2025	103
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(177)
US DOLLARS 22,450	EURO 21,935	Standard Chartered	04/15/2025	(1,258)
US DOLLARS 23,690	EURO 21,780	Standard Chartered	06/10/2025	76
US DOLLARS 677	EURO 640	Morgan Stanley	11/10/2025	(23)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	14
US DOLLARS 29,725	EURO 27,780	Standard Chartered	11/10/2025	(657)
NORWEGIAN KRONE 5,310	US DOLLARS 466	Standard Chartered	04/15/2025	38
US DOLLARS 3,260	NORWEGIAN KRONE 37,466	Standard Chartered	04/15/2025	(296)
				$(1,088)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at March 31, 2025. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $81,896 as of March 31, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of March 31, 2025.
(8)
Unrealized appreciation on forward currency exchange contracts.

(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, and CAD represents Canadian Dollar.
(10)
Tick mark not used.
(11)
Tick mark not used.
(12)
Tick mark not used.
(13)
Tick mark not used.
(14)
Non-income producing.
(15)
Loan includes interest rate floor of 1.00%.
(16)
Loan includes interest rate floor of 0.75%.
(17)
Loan includes interest rate floor of 0.50%.
(18)
Loan includes interest rate floor of 0.00%.
(19)
Security valued using unobservable inputs (Level 3).
(20)
Tick mark not used.
(21)
Loan includes interest rate floor of 0.25%.
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.

Below is a listing of ISLP’s individual investments as of December 31, 2024:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2024

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (18)(19)	First Lien Senior Secured Loan	BBSY	4.69%	9.17%	9/24/2031	AUD	14,144	9,831	8,747
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	17,234
Aerospace & Defense Total								$16,946	$25,981	31.1%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	11.36%	4/30/2026	AUD	9,730	7,085	6,018
Media: Advertising, Printing & Publishing Total								$7,085	$6,018	7.2%

Australian Dollar Total								$24,031	$31,999	38.3%

British Pound
Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.95%	7/12/2029		£6,050	7,045	7,574
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.00%	8.68%	7/12/2029		£6,578	8,094	7,888
Reconomy (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SONIA	6.25%	10.58%	7/12/2029		£4,830	6,269	6,171
Environmental Industries Total								$21,408	$21,633	25.9%

FIRE: Finance
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	5/11/2029		£29,070	35,332	36,393
FIRE: Finance Total								$35,332	$36,393	43.6%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	12/19/2025		£7,318	9,245	9,161
FIRE: Insurance Total								$9,245	$9,161	11.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£7,880	9,115	9,865
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.95%	6/28/2029	£9,764	11,887	12,224
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	0.25% (8.00% PIK)	12.95%	1/3/2030	£9,042	11,430	11,263
High Tech Industries Total							$32,432	$33,352	39.9%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	11.12%	47545	£4312	5495	5398
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.74%	47363	£5172	6068	5728
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	11.70%	47298	£13160	15221	15610
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.82%	47293	£6700	8636	8388
Media: Advertising, Printing & Publishing Total							$35,420	$35,124	42.0%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.20%	6/28/2031	£7,497	9,718	9,338
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	4.03% (3.50% PIK)	12.01%	7/10/2028	£26,495	35,591	32,838
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	10.26%	4/30/2031	£8,160	10,476	10,215
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£5,849	7,728	7,654
Learning Pool (16)(19)(26)	First Lien Senior Secured Loan	SOFR	4.18% (3.50% PIK)	12.51%	7/10/2028	£8,138	10,751	10,650
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	10.48%	5/5/2028	£12,151	16,497	15,212
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.70%	11/26/2031	£4,290	5,379	5,371
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/27/2029	£—	—	(8)
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	10.20%	7/12/2029	£14,364	17,651	17,892
Services: Business Total							$113,791	$109,162	130.6%

Services: Consumer
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	6.28% PIK	11.23%	5/11/2026	£6,771	8,406	5,086
Services: Consumer Total							$8,406	$5,086	6.1%

British Pound Total							$256,034	$249,911	299.1%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)(26)	First Lien Senior Secured Loan	CORRA	4.32% (2.00% PIK)	10.25%	5/26/2028	CAD	17,959	14,711	12,481
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	1,174	905	816
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.99%	5/26/2028	CAD	2,254	1,618	1,566
Retail Total								$17,234	$14,863	17.8%

Canadian Dollar Total								$17,234	$14,863	17.8%

European Currency
Chemicals, Plastics, & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	8.78%	12/22/2027		€9,165	9,280	9,058
Chemicals, Plastics, & Rubber Total								$9,280	$9,058	10.8%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.00%	8.68%	7/12/2029		€2,440	2,475	2,525
Environmental Industries Total								$2,475	$2,525	3.0%

FIRE: Insurance
MRHT (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	9.53%	2/1/2029		€12,000	12,992	12,419
MRHT (15)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.75%	9.43%	2/1/2029		€5,069	5,492	5,246
FIRE: Insurance Total								$18,484	$17,665	21.1%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.65%	5/28/2026		€13,129	15,896	13,111
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.69%	5/28/2026		€22,498	27,233	22,469
Nafinco (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.97%	8/29/2031		€8,000	8,390	8,093
Pharmathen (18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	10/25/2028		€13,492	15,075	13,858
Pharmathen (3)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.68%	8.26%	10/25/2028		€2,235	2,406	2,302
Healthcare & Pharmaceuticals Total								$69,000	$59,833	71.7%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.50%	11.47%	1/14/2030		€13,919	15,095	14,404
Utimaco (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.15%	5/14/2029		€8,250	8,356	8,453
High Tech Industries Total								$23,451	$22,857	27.4%

Media: Advertising, Printing & Publishing
Kpler (15)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.63%	3/3/2030		€14,981	16,242	15,504
Kpler (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	9.63%	3/3/2030		€3,246	3,519	3,359
Media: Advertising, Printing & Publishing Total								$19,761	$18,863	22.6%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.83%	8/31/2028		€2,619	2,951	2,710
Media: Broadcasting & Subscription Total								$2,951	$2,710	3.2%

Media: Diversified & Production
Aptus 1724. Gmbh (19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	6.00% (1.50% PIK)	10.38%	2/23/2028		€35,504	41,853	31,232
Media: Diversified & Production Total								$41,853	$31,232	37.4%

Services: Business
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	13.00%	7/13/2028		€14,124	15,867	14,617
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	9.41%	3/3/2030		€3,423	3,778	3,542
Services: Business Total								$19,645	$18,159	21.7%

European Currency Total								$206,900	$182,902	218.9%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.14%	7/15/2029	NOK	174,360	16,601	15,315
Services: Business Total								$16,601	$15,315	18.3%

Norwegian Krone Total								$16,601	$15,315	18.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$9,653	9,604	9,653
Automotive Total							$9,604	$9,653	11.6%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$23,043	23,043	22,294
Chemicals, Plastics & Rubber Total							$23,043	$22,294	26.7%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$5,000	4,956	5,000
Consumer Goods: Durable Total							$4,956	$5,000	6.0%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.63%	12/9/2029	$23,343	23,172	23,343
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$16,450	16,342	16,286
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	6.51%	11.08%	5/14/2029	$8,550	8,494	8,465
High Tech Industries Total							$48,008	$48,094	57.5%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.68%	10.09%	8/31/2028	$23,907	23,793	23,907
Media: Broadcasting and Subscription Total							$23,793	$23,907	28.6%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.15% (1.50% PIK)	12.08%	2/23/2028	$10,144	10,108	8,622
Media: Diversified & Production Total							$10,108	$8,622	10.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028	$11,700	11,636	11,466
Chamber Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.12%	6/2/2028	$21,081	20,973	21,081
Smartronix (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$10,697	10,617	10,697
Services: Business Total							$43,226	$43,244	51.7%

U.S. Dollar Total							$162,738	$160,814	192.4%

Total							$683,538	$655,804	784.8%

Forward Foreign Currency Exchange Contracts

				Unrealized
Currency Purchased	Currency Sold	Counterparty	Settlement Date	Appreciation(8)
AUSTRALIAN DOLLARS 480	EURO 292	Morgan Stanley	06/10/2025	$(8)
EURO 2,325	AUSTRALIAN DOLLARS 3,786	Standard Chartered	01/15/2025	65
EURO 3,061	AUSTRALIAN DOLLARS 4,980	Morgan Stanley	06/10/2025	110
EURO 2,199	AUSTRALIAN DOLLARS 3,690	Standard Chartered	06/10/2025	9
US DOLLARS 9,408	AUSTRALIAN DOLLARS 13,954	Standard Chartered	01/15/2025	767
US DOLLARS 679	AUSTRALIAN DOLLARS 1,035	Standard Chartered	03/20/2025	38
US DOLLARS 13,555	AUSTRALIAN DOLLARS 19,560	Morgan Stanley	06/10/2025	1,437
US DOLLARS 7,026	AUSTRALIAN DOLLARS 10,830	Standard Chartered	06/10/2025	316
EURO 1,688	BRITISH POUNDS 1,419	Standard Chartered	01/15/2025	(28)
EURO 230	BRITISH POUNDS 200	Morgan Stanley	01/21/2025	(12)
EURO 3,118	BRITISH POUNDS 2,840	Morgan Stanley	06/12/2025	(297)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(56)
BRITISH POUNDS 200	EURO 231	Morgan Stanley	01/21/2025	11
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	25
US DOLLARS 6,840	BRITISH POUNDS 5,231	Goldman Sachs	01/15/2025	290
US DOLLARS 1,833	BRITISH POUNDS 1,447	Morgan Stanley	01/21/2025	22
US DOLLARS 2,734	BRITISH POUNDS 2,170	Morgan Stanley	02/14/2025	17
US DOLLARS 751	BRITISH POUNDS 590	Goldman Sachs	03/20/2025	13
US DOLLARS 2,797	BRITISH POUNDS 2,220	Morgan Stanley	05/13/2025	20
US DOLLARS 13,374	BRITISH POUNDS 10,983	Morgan Stanley	06/10/2025	(363)
US DOLLARS 1,000	BRITISH POUNDS 840	Standard Chartered	06/10/2025	(51)
US DOLLARS 502	BRITISH POUNDS 402	Standard Chartered	06/10/2025	(1)
EURO 450	CANADIAN DOLLARS 679	Standard Chartered	01/15/2025	(6)
EURO 316	CANADIAN DOLLARS 471	Morgan Stanley	03/21/2025	—
US DOLLARS 1,822	CANADIAN DOLLARS 2,501	Standard Chartered	01/15/2025	82
US DOLLARS 1,356	CANADIAN DOLLARS 1,830	Morgan Stanley	03/21/2025	80
EURO 940	DANISH KRONE 7,008	Standard Chartered	01/15/2025	—
US DOLLARS 3,803	DANISH KRONE 25,832	Standard Chartered	01/15/2025	213
EURO 880	NORWEGIAN KRONE 10,354	Standard Chartered	01/15/2025	—
EURO 1,614	US DOLLARS 1,790	Morgan Stanley	01/09/2025	(118)
EURO 16,565	US DOLLARS 18,170	Standard Chartered	01/09/2025	(1,010)
EURO 8,788	US DOLLARS 9,660	Standard Chartered	01/15/2025	(554)
EURO 666	US DOLLARS 740	Morgan Stanley	06/18/2025	(45)
EURO 4,079	US DOLLARS 4,480	Morgan Stanley	06/23/2025	(218)
EURO 611	US DOLLARS 680	Standard Chartered	06/23/2025	(41)
EURO 4,850	US DOLLARS 5,160	Standard Chartered	06/23/2025	(94)
US DOLLARS 28,733	EURO 26,140	Standard Chartered	01/15/2025	1,649
US DOLLARS 634	EURO 580	Morgan Stanley	02/12/2025	33
US DOLLARS 4,795	EURO 4,371	Morgan Stanley	02/28/2025	258
US DOLLARS 23,690	EURO 21,780	Standard Chartered	06/10/2025	956
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	66
US DOLLARS 29,725	EURO 27,780	Standard Chartered	11/10/2025	459
US DOLLARS 3,563	NORWEGIAN KRONE 38,166	Standard Chartered	01/15/2025	203
				$4,237

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.

(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the ISLP's net assets (in thousands) of $83,564 as of December 31, 2024.
(5)
Tick mark not used.
(6)
Tick mark not used.
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
Tick mark not used.
(11)
Tick mark not used.
(12)
Tick mark not used.
(13)
Tick mark not used.
(14)
Non-income producing.
(15)
Loan includes interest rate floor of 1.00%.
(16)
Loan includes interest rate floor of 0.75%.
(17)
Loan includes interest rate floor of 0.50%.
(18)
Loan includes interest rate floor of 0.00%.
(19)
Security valued using unobservable inputs (Level 3).
(20)
Tick mark not used.
(21)
Loan includes interest rate floor of 0.25%.
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $671,593 and $683,538, respectively)	$657,867	$655,804
Cash and cash equivalents	16,513	7,610
Foreign cash (cost of $10,050 and $21,972, respectively)	9,976	21,243
Collateral on forward currency exchange contracts	14	14
Deferred financing costs (net of accumulated amortization of $3,292 and $3,042, respectively)	1,888	2,138
Unrealized appreciation on forward currency exchange contracts	—	4,237
Interest receivable on investments	14,613	13,854
Total assets	$700,871	$704,900

LIABILITIES
Debt	$301,937	$297,634
Subordinated notes payable to members	300,049	297,240
Interest payable on debt	5,182	5,279
Interest payable on subordinated notes payable to members	9,242	20,204
Unrealized depreciation on forward currency exchange contracts	1,088	—
Distributions payable to members	1,186	550
Accounts payable and accrued expenses	291	429
Total liabilities	$618,975	$621,336
MEMBERS' EQUITY
Total members’ equity	81,896	83,564
Total liabilities and members’ equity	$700,871	$704,900

Selected Statements of Operations Information

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income	$17,103	$21,451
Total investment income	17,103	21,451

Expenses
Interest and debt financing expenses	5,829	6,730
Interest expense on subordinated notes payable to members	8,743	9,792
Professional fees and other expenses	975	831
Total expenses	15,547	17,353
Net investment income	1,556	4,098

Net realized and unrealized gains (losses)
Net realized gain on investments	178	12
Net realized loss on foreign currency transactions	(879)	(8)
Net realized gain (loss) on forward currency exchange contracts	2,726	(154)
Net change in unrealized appreciation on foreign currency translation	(12,377)	7,347
Net change in unrealized appreciation on forward currency exchange contracts	(5,325)	3,246
Net change in unrealized appreciation on investments	14,008	(11,092)
Total net loss	(1,669)	(649)
Net increase (decrease) in members’ equity from operations	$(113)	$3,449

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of March 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $136.9 million, preferred equity interests of $0.7 million and equity interests of $6.1 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. Since inception, the Company has sold $1,905.9 million of its investments to SLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of March 31, 2025:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		March 31, 2025
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	6.54%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	6.99%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	7.19%
Class B-R	40,000	3.90	% + 3 Month SOFR	8.19%
Class C-R	30,000	5.90	% + 3 Month SOFR	10.19%
Class D-R	30,000	8.32	% + 3 Month SOFR	12.61%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. The membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of March 31, 2025:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		March 31, 2025
Class A Notes	$234,000	2.55	% + SOFR	6.84%
Class B-1 Notes	29,000	3.80	% + SOFR	8.09%
Class B-2 Notes	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	8.84%
Class D Notes	24,000	6.65	% + SOFR	10.94%
Class E Notes	24,000	9.84	% + SOFR	14.13%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

On September 27, 2023, SLP, through SLP MM CLO WH 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $140.0 million senior secured revolving credit facility which bore interest at SOFR plus 285 basis points with NatWest Markets PLC, subject to leverage and borrowing base restrictions (the "MM_23_3 Credit Facility"). The maturity date of the MM_23_3 Credit Facility was September 27, 2027. On July 10, 2024, the MM_23_3 Credit Facility was terminated.

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. The Company's membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of March 31, 2025:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		March 31, 2025
Class A-1 Notes	$250,750	1.75	% + SOFR	6.04%
Class A-2 Notes	12,750	1.95	% + SOFR	6.24%
Class B Notes	25,500	2.05	% + SOFR	6.34%
Class C Notes	34,000	2.75	% + SOFR	7.04%
Class D Notes	25,500	4.50	% + SOFR	8.79%
Total 2024-1 Notes(1)	348,500
Membership Interests	76,395	Non-interest bearing		Not applicable
Total	$424,895

(1) As of March 31, 2025, there were no Class E Notes outstanding.

On December 9, 2024, SLP, through SLP MM CLO WH 3, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with Société Générale, subject to leverage and borrowing base restrictions (the “MM CLO WH 3 Credit Facility”). The maturity date of the MM CLO WH 3 Credit Facility is December 8, 2032. With an effective rate of 6.4% per annum, as of March 31, 2025, the MM CLO WH 3 Credit Facility had $98.0 million of outstanding debt.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of March 31, 2025 was 7.3%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 was 8.2%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2025	December 31, 2024
Total investments	$1,424,630	$1,399,241
Weighted average yield on investments	10.4%	10.6%
Number of borrowers in SLP	98	100
Largest portfolio company investment	$37,539	$35,681
Total of five largest portfolio company investments	$176,080	$171,681
Unfunded commitments	$228	$991

Below is a listing of SLP’s individual investments as of March 31, 2025:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of March 31, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$18,159	17,948	18,159
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	7/25/2030	$21,663	21,539	21,663
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$14,096	13,937	14,096
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$18,468	18,468	18,468
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	8/22/2029	$4,975	4,975	4,975
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/5/2027	$25,090	24,725	23,334
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$29,633	29,569	29,633
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.80%	2/15/2029	$9,800	9,734	9,800
Aerospace & Defense Total							$140,895	$140,128	1601.9%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$10,800	10,800	10,800
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	5/17/2029	$9,825	9,825	9,825
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	11/1/2028	$16,883	16,776	16,883
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/9/2027	$8,144	8,091	8,144
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/9/2027	$16,240	16,132	16,240
Automotive Total							$61,624	$61,892	707.6%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	3/31/2029	$20,138	19,991	20,138
Beverage, Food & Tobacco Total							$19,991	$20,138	230.2%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	10/31/2029	$27,189	27,081	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	10/31/2029	$9,476	9,476	9,476
DiversiTech (12)(17)	First Lien Senior Secured Loan	SOFR	3.76%	8.06%	12/22/2028	$1,974	1,977	1,979
Capital Equipment Total							$38,534	$38,644	441.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.80%	6/6/2029	$13,146	12,984	12,752
INEOS US Petrochem (12)(18)	First Lien Senior Secured Loan	SOFR	3.85%	8.17%	3/14/2030	$1,975	1,977	1,861
Prince\Ferro (12)(17)	First Lien Senior Secured Loan	SOFR	4.40%	8.69%	4/23/2029	$1,975	1,962	1,746
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$19,860	19,796	19,264
Chemicals, Plastics & Rubber Total							$36,719	$35,623	407.3%

Construction & Building
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$18,727	18,727	18,727
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$4,993	4,989	4,993
Zeus Fire & Security (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	12/11/2030	$19,451	19,307	19,305
Construction & Building Total							$43,023	$43,025	491.9%

Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$9,790	9,790	9,790
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$5,000	4,947	5,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	10.06%	10/11/2027	$35,598	34,737	35,598
Consumer Goods: Durable Total							$49,474	$50,388	576.1%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$15,829	15,707	15,749
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$12,170	12,068	12,079
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.17%	12/15/2025	$9,834	9,834	9,638
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	2/21/2031	$24,237	24,028	24,237
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	3/26/2027	$6,378	6,378	6,378
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	3/26/2027	$6,172	6,172	6,172
Consumer Goods: Non-Durable Total							$74,187	$74,253	848.9%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.44%	4/27/2028	$3,267	3,196	2,451
WSP (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,127	1,978	—
Consumer Goods: Wholesale Total							$5,174	$2,451	28.0%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.55%	12/29/2027	$22,528	22,408	22,528
Iris Holding, Inc. (12)(17)(34)	First Lien Senior Secured Loan	SOFR	4.85%	9.14%	6/28/2028	$10,530	10,204	9,977
Containers, Packaging & Glass Total							$32,612	$32,505	371.6%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	10.34%	11/19/2027	$20,200	20,042	19,998
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	10.34%	11/19/2027	$4,687	4,630	4,640
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.59%	11/19/2027	$3,366	3,366	3,332
Energy: Electricity Total							$28,038	$27,970	319.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	12/23/2027	$2,095	2,095	2,095
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	12/23/2027	$8,258	8,258	8,259
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	2/18/2028	$2,475	2,475	2,475
Citadel (12)(18)	First Lien Senior Secured Loan	SOFR	2.00%	6.32%	10/31/2031	$1,990	1,996	1,990
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	6/30/2029	$4,660	4,660	4,660
Hudson River Trading (12)(18)(35)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	3/18/2030	$4,947	4,937	4,945
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.84%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	1/31/2031	$17,500	17,249	17,238
Wealth Enhancement Group (WEG) (3)(15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.30%	10/2/2028	$3,270	3,254	3,264
FIRE: Finance Total							$56,149	$56,151	641.9%

FIRE: Insurance
Acrisure LLC (12)(18)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	11/6/2030	$1,971	1,972	1,963
Asurion LLC (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.10%	8.42%	8/19/2028	$3,954	3,925	3,920
McLarens Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	12/19/2025	$8,895	8,895	8,895
McLarens Acquisition Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/19/2025	$15,499	15,499	15,499
FIRE: Insurance Total							$30,291	$30,277	346.1%

Forest Products & Paper
Multi-Color Corp (12)(17)(35)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	10/29/2028	$3,954	3,875	3,298
Forest Products & Paper Total							$3,875	$3,298	37.7%

Healthcare & Pharmaceuticals
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$1,161	1,161	1,161
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	5/31/2028	$10,530	10,473	10,477
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028	$12,559	12,479	12,559
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$24,626	24,395	24,626
HealthDrive (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.42%	8/20/2029	$18,469	18,469	18,469
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/21/2031	$33,416	33,006	33,249
Pharmacy Partners (12)(19)(32)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	10.81%	2/28/2029	$21,780	21,558	21,780
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/17/2031	$16,414	16,215	16,291
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.89%	6/16/2028	$9,411	9,411	9,411
WellSky (18)(34)	First Lien Senior Secured Loan	SOFR	3.11%	7.44%	3/10/2028	$1,990	1,997	1,986
Healthcare & Pharmaceuticals Total							$149,164	$150,009	1715.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Applitools (16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.55%	5/25/2029	$12,689	12,621	12,499
Black Mountain (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$26,000	25,814	25,805
Gainwell Acquisition (12)(16)	First Lien Senior Secured Loan	SOFR	4.10%	8.40%	10/1/2027	$2,738	2,653	2,575
Logrhythm (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	7/2/2029	$7,955	7,746	7,717
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	12/9/2029	$16,166	16,028	16,166
PayRange (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	10/31/2030	$11,261	11,154	11,177
Proofpoint (12)(17)	First Lien Senior Secured Loan	SOFR	3.00%	7.32%	8/31/2028	$1,975	1,979	1,971
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.80%	3/15/2029	$27,806	27,603	27,806
Superna Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	3/6/2028	$33,029	32,784	33,029
High Tech Industries Total							$138,382	$138,745	1586.2%

Hotel, Gaming & Leisure
Awayday (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/6/2031	$24,875	24,638	24,875
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$22,693	22,505	22,693
Concert Golf Partners Holdco (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.06%	3/31/2031	$20,228	19,986	20,228
Concert Golf Partners Holdco LLC (16)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	3/31/2031	$4,127	4,127	4,127
Pollo Tropical (15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	10/23/2029	$4,239	4,189	4,186
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	1/19/2028	$15,680	15,405	15,680
Hotel, Gaming & Leisure Total							$90,850	$91,789	1049.4%

Media: Diversified & Production
Internet Brands (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.57%	5/3/2028	$2,965	2,956	2,787
Media: Diversified & Production Total							$2,956	$2,787	31.9%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	9.95%	5/26/2028	$9,433	9,201	9,433
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.55%	6/18/2029	$3,491	3,491	2,897
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.55%	6/18/2029	$1,138	1,138	1,138
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$6	597	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$4,098	—	—
Retail Total							$19,796	$13,468	154.0%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030	$22,474	22,358	22,474
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$22,000	21,842	21,835
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	10.55%	3/10/2028	$31,971	31,798	31,652
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	8.30%	4/9/2031	$10,562	10,606	10,593
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031	$6,000	5,913	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	2/9/2027	$8,728	8,653	8,728
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.81%	3/18/2030	$16,830	16,696	16,830
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	3/18/2030	$2,816	2,816	2,816
DTIQ (12)(13)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.82%	9/30/2029	$16,915	16,639	16,661
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.69%	10/30/2030	$24,919	24,557	24,546
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	8/1/2030	$18,000	17,698	17,820
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	4/9/2030	$7,939	7,870	7,820
Morrow Sodali Global LLC (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.92%	4/25/2028	$2,190	2,173	2,190
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	10.05%	4/25/2028	$7,740	7,679	7,740
Orion (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.56%	3/19/2027	$12,438	12,315	12,313
Pure Wafer (15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.92%	11/12/2030	$3,407	3,374	3,373
Services: Business Total							$212,987	$213,391	2439.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
Eagle Parent Corp (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.55%	4/2/2029	$3,276	3,270	3,125
MZR Buyer, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.67%	12/22/2028	$27,235	27,201	25,874
Services: Consumer Total							$30,471	$28,999	331.5%

Telecommunications
Inmarsat (12)(17)	First Lien Senior Secured Loan	SOFR	4.50%	8.82%	9/27/2029	$1,980	1,887	1,750
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.42%	7/17/2028	$14,776	14,644	14,554
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$18,418	18,194	18,234
Telecommunications Total							$34,725	$34,538	394.9%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$29,476	29,476	28,002
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.60%	11.92%	12/16/2028	$14,052	13,835	13,490
Gulf Winds International (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.60%	11.92%	12/16/2028	$15,874	15,720	15,239
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028	$6,881	6,748	6,881
RoadOne (18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.49%	12/29/2028	$1,057	1,056	1,057
Transportation: Cargo Total							$66,835	$64,669	739.3%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029	$6,522	6,522	6,522
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.79%	5/1/2029	$22,827	22,412	22,827
Transportation: Consumer Total							$28,934	$29,349	335.5%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	7/24/2031	$11,500	11,429	11,500
Utilities: Water Total							$11,429	$11,500	131.5%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	10.96%	7/6/2028	$12,038	11,663	8,818
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/19/2030	$5,351	5,351	5,351
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.95%	3/31/2029	$6,276	6,138	6,276
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	12/28/2029	$8,198	8,055	8,198
Wholesale Total							$31,207	$28,643	327.5%

Total							$1,438,322	$1,424,630	16287.10%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at March 31, 2025. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $8,747 as of March 31, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of March 31, 2025.

(8)
Tick mark not used.
(9)
Tick mark not used.
(10)
Tick mark not used.
(11)
Tick mark not used.
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
(20)
Tick mark not used.
(21)
Tick mark not used.
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Tick mark not used.
(30)
Tick mark not used.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Tick mark not used.
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the 2024-1 Issuer.
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

Below is a listing of SLP's individual investments as of December 31, 2024:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of December 31, 2024

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	7/12/2029	$18,204	17,983	17,977
BTX Precision (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	7/25/2030	$15,167	15,037	15,167
Forward Slope (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$11,132	10,963	11,132
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.18%	8/22/2029	$18,515	18,515	18,515
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	11.18%	8/22/2029	$4,987	4,987	4,987
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	11/6/2025	$25,156	24,638	24,903
Robinson Helicopter (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.60%	10.96%	6/30/2028	$32,975	32,715	32,975
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.35%	10.49%	7/23/2029	$30,316	30,247	30,316
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$9,825	9,755	9,825
Aerospace & Defense Total							$164,840	$165,797	1241.0%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.67%	5/12/2028	$10,800	10,800	10,800
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	9.87%	5/17/2029	$9,850	9,850	9,850
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	11/1/2028	$16,927	16,812	16,927
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.58%	9/9/2027	$8,165	8,106	8,165
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/9/2027	$16,282	16,162	16,282
Automotive Total							$61,730	$62,024	464.3%

Banking, Finance, Insurance & Real Estate
Electronic Merchant Systems (16)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	8/1/2030	$10,500	10,320	10,316
Morrow Sodali Global LLC (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.96%	4/25/2028	$2,195	2,177	2,195
Morrow Sodali Global LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	10.09%	4/25/2028	$7,760	7,694	7,760
Banking, Finance, Insurance & Real Estate Total							$20,191	$20,271	151.7%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029	$11,202	11,095	11,202
AgroFresh Solutions (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.35%	10.71%	3/31/2029	$5,000	4,950	5,000
Beverage, Food & Tobacco Total							$16,045	$16,202	121.3%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	10/31/2029	$27,189	27,075	27,189
DiversiTech (12)(17)	First Lien Senior Secured Loan	SOFR	3.76%	8.09%	12/22/2028	$1,979	1,981	1,997
Capital Equipment Total							$29,056	$29,186	218.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.94%	6/6/2029	$13,179	13,010	12,916
INEOS US Petrochem (12)(18)	First Lien Senior Secured Loan	SOFR	3.85%	8.21%	3/14/2030	$1,980	1,982	1,989
Prince\Ferro (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	9.06%	4/23/2029	$1,980	1,966	1,956
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.42%	12/22/2027	$19,911	19,841	19,264
Chemicals, Plastics & Rubber Total							$36,799	$36,125	270.4%

Construction & Building
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$18,728	18,728	18,728
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.22%	8/16/2027	$4,997	4,992	4,997
Construction & Building Total							$23,720	$23,725	177.6%

Consumer Goods: Durable
New Milani Group LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	6/6/2026	$9,816	9,816	9,816
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.74%	3/31/2028	$5,000	4,943	5,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	10.11%	10/11/2027	$35,681	34,735	35,681
Consumer Goods: Durable Total							$49,494	$50,497	378.0%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	11.23%	1/24/2028	$15,932	15,799	15,852
Hempz (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/25/2029	$8,250	8,179	8,178
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	6.00%	10.52%	2/21/2031	$24,298	24,080	24,298
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/15/2025	$9,862	9,862	9,615
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$6,395	6,395	6,395
WU Holdco, Inc. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	3/26/2027	$6,188	6,188	6,188
Consumer Goods: Non-Durable Total							$70,503	$70,526	527.9%

Consumer Goods: Wholesale
WSP (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (4.00% PIK)	9.74%	4/27/2028	$3,223	3,198	2,587
WSP (7)(14)(18)(19)(26)	First Lien Senior Secured Loan		8.00% PIK	8.00%	4/27/2028	$2,081	1,978	239
Consumer Goods: Wholesale Total							$5,176	$2,826	21.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.85%	12/29/2027	$22,586	22,455	22,586
Iris Holding, Inc. (12)(17)(34)	First Lien Senior Secured Loan	SOFR	4.85%	9.44%	6/28/2028	$10,557	10,205	10,201
Containers, Packaging & Glass Total							$32,660	$32,787	245.4%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	10.53%	11/19/2027	$20,252	20,079	20,050
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	10.53%	11/19/2027	$4,699	4,637	4,652
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.78%	11/19/2027	$3,382	3,382	3,348
Energy: Electricity Total							$28,098	$28,050	210.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.36%	12/23/2027	$2,090	2,090	2,090
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	12/23/2027	$8,258	8,258	8,258
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.36%	2/18/2028	$2,481	2,481	2,481
Citadel (12)(18)	First Lien Senior Secured Loan	SOFR	2.00%	6.57%	10/31/2031	$1,990	1,996	1,998
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	9.93%	6/30/2029	$4,672	4,672	4,672
Hudson River Trading (12)(18)(35)	First Lien Senior Secured Loan	SOFR	3.00%	7.48%	3/18/2030	$4,959	4,949	4,983
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	11.02%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	1/31/2031	$17,500	17,239	17,238
Wealth Enhancement Group (WEG) (3)(15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/2/2028	$2,509	2,502	2,509
FIRE: Finance Total							$55,412	$55,454	415.1%

FIRE: Insurance
Asurion LLC (12)(18)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	11/6/2030	$1,971	1,972	1,977
Asurion LLC (12)(18)(34)	First Lien Senior Secured Loan	SOFR	4.10%	8.46%	8/19/2028	$3,965	3,932	3,959
Margaux Acquisition Inc. (16)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65%	9.96%	12/19/2025	$8,918	8,918	8,918
Margaux Acquisition Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65%	9.96%	12/19/2025	$15,541	15,541	15,541
FIRE: Insurance Total							$30,363	$30,395	227.5%

Forest Products & Paper
Multi-Color Corp (12)(17)(35)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	10/29/2028	$3,964	3,880	3,843
Forest Products & Paper Total							$3,880	$3,843	28.8%

Healthcare & Pharmaceuticals
AEG Vision (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.23%	3/27/2026	$1,164	1,164	1,164
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.27%	5/31/2028	$10,557	10,496	10,557
Beacon Specialized Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	3/25/2028	$8,955	8,871	8,955
EHE Health (12)(15)(19)(29)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	8/7/2030	$24,688	24,446	24,441
HealthDrive (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.46%	8/20/2029	$18,516	18,516	18,516
Pharmacy Partners (12)(19)(32)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	11.01%	2/28/2029	$21,835	21,599	21,835
Red Nucleus (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/17/2031	$12,000	11,851	11,850
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	10.19%	6/16/2028	$9,435	9,435	9,435
WellSky (18)(34)	First Lien Senior Secured Loan	SOFR	3.11%	7.47%	3/10/2028	$1,990	1,997	2,001
Healthcare & Pharmaceuticals Total							$108,375	$108,754	814.0%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Applitools (16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.58%	5/25/2029	$12,354	12,282	12,168
Black Mountain (12)(18)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	10/7/2030	$20,000	19,852	19,850
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.86%	4/9/2030	$7,959	7,886	7,880
Gainwell Acquisition (12)(16)	First Lien Senior Secured Loan	SOFR	4.20%	8.70%	10/1/2027	$2,745	2,652	2,666
Element Buyer, Inc. (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.85%	10.21%	7/19/2026	$24,871	24,871	24,871
Element Buyer, Inc. (12)(15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	10.21%	7/19/2026	$10,738	10,738	10,738
Logrhythm (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	7/2/2029	$7,955	7,734	7,717
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.63%	12/9/2029	$16,206	16,119	16,206
PayRange (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.61%	10/31/2030	$11,375	11,262	11,261
Proofpoint (12)(17)	First Lien Senior Secured Loan	SOFR	3.00%	7.36%	8/31/2028	$1,980	1,984	1,992
SensorTower (12)(19)(31)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.85%	3/15/2029	$21,482	21,229	21,482
Superna Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.50%	10.93%	3/6/2028	$33,114	32,847	32,782
High Tech Industries Total							$169,456	$169,613	1269.5%

Hotel, Gaming & Leisure
Aimbridge Acquisition Co., Inc. (7)(14)(12)(18)(19)	Second Lien Senior Secured Loan	SOFR	7.76%	12.33%	2/1/2027	$6,000	5,696	600
Awayday (12)(15)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	9/6/2031	$24,938	24,691	24,813
City BBQ (12)(15)(19)(29)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.45%	9.87%	9/4/2030	$22,693	22,496	22,693
Concert Golf Partners Holdco (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.13%	4/1/2030	$20,280	20,022	20,280
Concert Golf Partners Holdco LLC (16)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.13%	4/1/2030	$4,127	4,127	4,127
Pollo Tropical (15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	10/23/2029	$4,250	4,197	4,197
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.88%	1/19/2028	$15,720	15,420	15,720
Hotel, Gaming & Leisure Total							$96,649	$92,430	691.8%

Media: Diversified & Production
Internet Brands (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.82%	5/3/2028	$2,970	2,960	2,975
Media: Diversified & Production Total							$2,960	$2,975	22.3%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	5/26/2028	$9,458	9,207	9,458
Petco (12)(16)	First Lien Senior Secured Loan	SOFR	3.51%	7.84%	3/3/2028	$2,000	1,876	1,947
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029	$3,360	3,360	2,956
Thrasio, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.89%	6/18/2029	$1,067	1,067	1,067
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	52	5,369	1,910
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	6	597	213
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	4,098	—	—
Retail Total							$21,476	$17,551	131.4%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Business
Allbridge (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	6/5/2030	$17,435	17,314	17,435
AMI (12)(16)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.69%	10/17/2031	$22,000	21,836	21,835
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.25%	10.58%	3/10/2028	$32,054	31,865	31,413
TEI Holdings Inc. (17)(29)(35)	First Lien Senior Secured Loan	SOFR	4.00%	8.43%	4/9/2031	$10,589	10,634	10,655
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.93%	4/30/2031	$6,000	5,910	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan		5.75%	10.34%	2/9/2027	$8,750	8,665	8,706
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.88%	3/18/2030	$16,873	16,732	16,873
Discovery Senior Living (15)(19)(36)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.88%	3/18/2030	$2,823	2,823	2,823
DTIQ (12)(13)(19)(29)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.86%	9/30/2029	$16,958	16,665	16,661
Easy Ice (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.40%	9.99%	10/30/2030	$10,482	10,326	10,325
Smartronix (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$12,804	12,656	12,804
Smartronix (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$8,127	8,127	8,127
Smartronix (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.35%	11/23/2028	$8,663	8,491	8,663
Orion (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.77%	3/19/2027	$12,500	12,360	12,359
Services: Business Total							$184,404	$184,679	1382.3%

Services: Consumer
Eagle Parent Corp (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.58%	4/2/2029	$3,276	3,269	3,224
MZR Buyer, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85%	11.21%	12/22/2026	$27,229	27,190	26,412
Services: Consumer Total							$30,459	$29,636	221.8%

Telecommunications
Inmarsat (12)(17)	First Lien Senior Secured Loan	SOFR	4.50%	8.86%	9/27/2029	$1,985	1,887	1,748
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.46%	7/17/2028	$14,830	14,688	14,607
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	11.58%	2/28/2029	$18,465	18,226	18,188
Telecommunications Total							$34,801	$34,543	258.6%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50% (1.25% PIK)	11.21%	8/3/2026	$29,235	29,235	28,066
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$14,088	13,856	13,630
Gulf Winds International (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.60%	11.96%	12/16/2028	$15,914	15,749	15,395
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.84%	12/29/2028	$6,899	6,757	6,899
RoadOne (18)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.77%	12/29/2028	$1,060	1,059	1,060
Transportation: Cargo Total							$66,656	$65,050	486.8%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	5/1/2029	$6,539	6,539	6,539
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	10.58%	5/1/2029	$22,885	22,444	22,885
Transportation: Consumer Total							$28,983	$29,424	220.2%

Utilities: Water
Vessco Water (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	9.11%	7/24/2031	$7,500	7,427	7,500
Utilities: Water Total							$7,427	$7,500	56.1%

Wholesale
Abracon Group Holding, LLC. (16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	11.30%	7/6/2028	$11,899	11,758	9,519
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.83%	12/19/2030	$5,364	5,364	5,364
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.98%	3/31/2029	$6,276	6,131	6,276
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	12/28/2029	$8,219	8,068	8,219
Wholesale Total							$31,321	$29,378	219.9%

Total							$1,410,934	$1,399,241	10473.4%

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
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $(13,360) as of December 31, 2024.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of December 31, 2024.
(8)
Tick mark not used.
(9)
Tick mark not used.
(10)
Tick mark not used.
(11)
Tick mark not used.
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
(20)
Tick mark not used.
(21)
Tick mark not used.
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Tick mark not used.
(30)
Tick mark not used.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Tick mark not used.
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the 2024-1 Issuer.
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $1,438,322 and $1,410,934, respectively)	$1,424,630	$1,399,241
Cash and cash equivalents	7,083	5,331
Restricted cash and cash equivalents	101,166	103,663
Prepaid expenses	4,128	4,245
Deferred financing costs (net of accumulated amortization of $57 and $11, respectively)	1,443	1,489
Interest receivable on investments	10,086	8,930
Receivable for sales and paydowns of investments	1,170	5,301
Total assets	$1,549,706	$1,528,200

LIABILITIES
Debt (net of unamortized debt issuance costs of $7,205 and $7,369, respectively)	$1,231,295	$1,188,131
Subordinated notes payable to members	273,870	293,000
Interest payable on debt	16,628	25,096
Interest payable on subordinated notes payable to members	7,330	7,488
Payable for investments purchased	8,359	21,093
Distributions payable to members	1,500	4,732
Accounts payable and accrued expenses	1,977	2,020
Total liabilities	$1,540,959	$1,541,560

EQUITY
Members’ equity (deficit)	8,747	(13,360)
Total Members' equity (deficit)	$8,747	$(13,360)
Total liabilities and members’ equity	$1,549,706	$1,528,200

Selected Statement of Operations Information

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income	$38,112	$26,664
Total investment income	38,112	26,664

Expenses
Interest and debt financing expenses	22,585	16,097
Interest expense on subordinated notes payable to members	7,331	5,898
Professional fees and other expenses	2,203	1,477
Total expenses	32,119	23,472
Net investment income	5,993	3,192

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	(4,517)	666
Net realized loss on extinguishment of debt	—	(1,139)
Net change in unrealized appreciation on members subordinated notes	24,130	—
Net change in unrealized appreciation on investments	(1,999)	(3,322)
Total net gain (loss)	17,614	(3,795)
Net increase (decrease) from operations	23,607	(603)
Less: net increase attributable to noncontrolling interests	—	66
Net increase (decrease) in members' equity from operations	$23,607	$(537)

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of March 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$7,519	$1,565,603	$6,371	$1,579,493
Second Lien Senior Secured Loans	—	—	20,350	—	20,350
Subordinated Debt	—	—	82,777	—	82,777
Preferred Equity	—	—	166,144	—	166,144
Equity Interests	—	—	216,416	10,483	226,899
Warrants	—	—	628	—	628
Subordinated Notes Investment Vehicles (1)	—	—	327,659	—	327,659
Preferred Equity Interests Investment Vehicles (1)	—	—	—	701	701
Equity Interests Investment Vehicles (1)	—	—	—	60,294	60,294
Total Investments	$—	$7,519	$2,379,577	$77,849	$2,464,945
Cash equivalents	$58,269	$—	$—	$—	$58,269
Forward currency exchange contracts (asset)	$—	$1,471	$—	$—	$1,471
Forward currency exchange contracts (liability)	$—	$(39)	$—	$—	$(39)
Interest rate swap	$—	$5,371	$—	$—	$5,371

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2025	$1,543,286	$219,210	$30,104	$337,224	$170,876	$53,350	$628	$2,354,678
Purchases of investments and other adjustments to cost	244,435	1,026	—	2,500	—	23,840	—	271,801
Paid-in-kind interest income	3,713	—	—	—	28	1,675	—	5,416
Net accretion of discounts (amortization of premiums)	1,462	(6)	24	—	—	66	—	1,546
Principal repayments and sales of investments	(223,949)	(4,877)	(9,597)	—	(7,300)	—	—	(245,723)
Net change in unrealized appreciation on investments	(660)	1,050	18,857	(12,065)	9,851	(1,223)	—	15,810
Net realized gain (loss) on investments	(2,684)	13	(19,038)	—	(2,243)	1	—	(23,951)
Reclassifications	—	—	—	—	(5,068)	5,068	—	—
Balance as of March 31, 2025	$1,565,603	$216,416	$20,350	$327,659	$166,144	$82,777	$628	$2,379,577
Change in unrealized appreciation attributable to investments still held at March 31, 2025	$(3,683)	$2,798	$(22)	$(12,065)	$10,458	$(1,223)	$—	$(3,737)

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the three months ended March 31, 2025, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the three months ended March 31, 2025, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Structured	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Products	Equity	Debt	Warrants	Investments
Balance as of January 1, 2024	$1,442,988	$221,355	$68,439	$306,724	$22,618	$104,428	$45,877	$511	$2,212,940
Purchases of investments and other adjustments to cost	1,433,627	38,156	—	30,500	—	67,221	5,984	—	1,575,488
Paid-in-kind interest	22,258	—	268	—	—	753	2,907	—	26,186
Net accretion of discounts (amortization of premiums)	4,748	133	(7)	—	—	3	152	—	5,029
Principal repayments and sales of investments	(1,354,691)	(22,711)	(21,304)	—	(22,414)	(15,470)	—	—	(1,436,590)
Net change in unrealized appreciation on investments	8,089	(3,008)	(17,306)	—	1,433	11,118	(1,569)	597	(646)
Net realized gains (losses) on investments	(9,134)	(1,531)	14	—	(1,637)	2,603	(1)	(480)	(10,166)
Transfers out of Level 3	(6,619)	(10,944)	—	—	—	—	—	—	(17,563)
Reclassifications	2,020	(2,240)	—	—	—	220	—	—	—
Balance as of December 31, 2024	$1,543,286	$219,210	$30,104	$337,224	$—	$170,876	$53,350	$628	$2,354,678
Change in unrealized appreciation attributable to investments still held at December 31, 2024	$(1,665)	$732	$(17,046)	$—	$—	$14,699	$(1,569)	$629	$(4,220)

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of March 31, 2025 were as follows:

	As of March 31, 2025
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,360,523	Discounted cash flows	Comparative Yields	6.0%		—	19.9%		(10.9%)
First Lien Senior Secured Loans	75,037	Comparable company multiple	EBITDA Multiple	5.3	x	—	12.1	x	(9.3x)
First Lien Senior Secured Loans	3,492	Discounted cash flows	Discount Rate				17.7%
First Lien Senior Secured Loans	12,052	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	20,350	Discounted cash flows	Comparative Yields	13.3%		—	13.6%		(13.5%)
Subordinated Notes in Investment Vehicles	327,659	Collateral coverage	Recovery Rate	91.9%			100.0%		(96.6%)
Subordinated Debt	64,632	Discounted cash flows	Comparative Yields	11.9%		—	17.6%		(16.7%)
Equity Interests	130,957	Discounted cash flows	Discount Rate	13.4%		—	17.7%		(15.0%)
Equity Interests	74,346	Comparable company multiple	EBITDA Multiple	3.9	x	—	26.0	x	(12.0x)
Equity Interests	7,489	Comparable company multiple	Revenue Multiple	0.7	x	—	14.5	x	(9.6x)
Equity Interests	1,168	Comparable company multiple	Book Value Multiple				1.0	x
Preferred equity	72,635	Comparable company multiple	EBITDA Multiple	6.7	x	—	15.3	x	(11.4x)
Preferred equity	46,403	Comparable company multiple	Revenue Multiple	4.0	x	—	11.3	x	(8.2x)
Preferred equity	42,253	Comparable company multiple	Book Value Multiple				1.0	x
Preferred equity	4,853	Discounted cash flows	Comparative Yields				13.1%
Warrants	628	Discounted cash flows	Discount Rate				25.0%
Total investments	$2,244,477

(1)
Included within the Level 3 assets of $2,379,577 is an amount of $135,100 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of March 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2025	December 31, 2024
2019-1 Debt	2	$352,599	$352,500
March 2026 Notes	2	294,176	291,280
October 2026 Notes	2	287,451	285,940
March 2030 Notes	2	344,070	—
Sumitomo Credit Facility	3	156,000	442,699
Total Debt		$1,434,296	$1,372,419

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

For the three months ended March 31, 2025 and 2024, management fees were $9.1 million and $8.8 million, respectively.

As of March 31, 2025 and December 31, 2024, $9.1 million and $9.2 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $2.2 million and $9.2 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of March 31, 2025 and December 31, 2024, there was $2.2 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There was no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of March 31, 2025 and December 31, 2024.

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

For the three months ended March 31, 2025 and 2024, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, respectively, there were $0.7 million and $0.8 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at March 31, 2025 and December 31, 2024, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the three months ended March 31, 2025 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest	$8,429	$—	$(3,360)	$(1,817)	$—	$3,252	$—	$3
Ansett Aviation Training First Lien Senior Secured Loan	4,374	—	—	40	—	4,414	81	—
Ansett Aviation Training Equity Interest	8,617	—	—	377	—	8,994	—	5
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	2,967	—	—	(2,967)	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	1,408	54	—	(45)	—	1,417	1	—
DC Blox Preferred Equity (1)	38,523	—	(59)	540	—	39,004	—	—
DC Blox Preferred Equity (1)	5,230	—	(9)	(13)	—	5,208	—	—
DC Blox Preferred Equity (1)	4,277	—	(11)	1,477	—	5,743	—	—
Direct Travel, Inc First Lien Senior Secured Loan	—	—	—	—	—	—	—	34
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	398	—	—	—	398	—	—
Walker Edison Equity Interest (1)	—	—	—	—	—	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	1,040	188	—	(1,228)	—	—	—	—
Walker Edison First Lien Senior Secured Loan - Revolver (1)	3,182	—	(93)	(719)	—	2,370	(53)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	278	446	—	—	—	724	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	238	103	—	(341)	—	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	137	—	—	(137)	—	—	(4)	—
Total Non-Controlled/affiliate investment	$75,733	$4,156	$(3,532)	$(1,866)	$(2,967)	$71,524	$25	$42
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$146,495	$2,500	$—	$(12,065)	$—	$136,930	$3,630	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	10	—	—	691	—	701	225	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(4,849)	—	—	10,936	—	6,087	638	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,933	—	—	(562)	—	6,371	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	11,405	—	—	(922)	—	10,483	—	—
Gale Aviation (Offshore) Co Equity Interest	71,813	—	(230)	(813)	—	70,770	2,200	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	55,408	—	—	(1,201)	—	54,207	1,048	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	5,518	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	900	—	—	268	—	1,168	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	45,009	—	(6,750)	3,994	—	42,253	675	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	57,807	150	—	2,230	—	60,187	—	—
Parcel2Go First Lien Senior Secured Loan	54	3	—	(1)	—	56	2	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$581,714	$2,653	$(6,980)	$2,555	$—	$579,942	$13,936	$—
Total	$657,447	$6,809	$(10,512)	$689	$(2,967)	$651,466	$13,961	$42

(1) Non-income producing.

Transactions during the year ended December 31, 2024 in which the issuer was either an Affiliated Person or an Affiliated Person that the Company is deemed to control are as follows:

	Fair Value					Fair Value
	as of			Change in	Realized	as of	Dividend,
	December 31,	Gross	Gross	Unrealized	Gains	December 31,	Interest, and	Other
Portfolio Company	2023	Additions	Reductions	Appreciation	(Losses)	2024	PIK Income	Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$12,801	$—	$—	$(4,372)	$—	$8,429	$(63)	$—
Ansett Aviation Training First Lien Senior Secured Loan	4,817	—	—	(443)	—	4,374	378	—
Ansett Aviation Training Equity Interest (1)	7,516	—	—	1,101	—	8,617	—	—
BCC Middle Market CLO 2018-1, LLC Equity Interest	22,618	—	(22,415)	1,433	(1,636)	—	821	—
Blackbrush Oil & Gas, L.P. Equity Interest (1)	1	—	—	(1)	—	—	(28)	—
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	3,498	—	(3,469)	(2,392)	2,363	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	—	1,316	—	92	—	1,408	9	—
DC Blox Preferred Equity	—	37,900	—	623	—	38,523	67	—
DC Blox Preferred Equity	—	3,860	—	1,370	—	5,230	10	—
DC Blox Preferred Equity	—	11	—	4,266	—	4,277	13	—
Direct Travel, Inc First Lien Senior Secured Loan	4,841	—	(4,841)	—	—	—	138	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	3,500	—	(3,500)	—	—	—	100	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	1,782	—	(1,782)	—	—	—	60	—
Direct Travel, Inc First Lien Senior Secured Loan	59,944	—	(59,944)	—	—	—	2,027	—
Direct Travel, Inc First Lien Senior Secured Loan - Delayed Draw	5,775	—	(5,775)	—	—	—	151	—
Direct Travel, Inc First Lien Senior Secured Loan	202	—	(202)	—	—	—	6	—
Direct Travel, Inc Equity Interest (1)	10,280	—	(6,999)	(10,281)	7,000	—	—	—
Walker Edison Equity Interest (1)	421	—	—	(421)	—	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	5,972	461	—	(5,393)	—	1,040	384	—
Walker Edison First Lien Senior Secured Loan - Revolver	3,182	—	—	—	—	3,182	343	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	278	—	—	—	278	2	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	1,941	—	(1,703)	—	238	54	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	821	52	—	(736)	—	137	49	—
Total Non-Controlled/affiliate investment	$147,971	$45,819	$(108,927)	$(16,857)	$7,727	$75,733	$4,521	$—
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$115,995	$30,500	$—	$—	$—	$146,495	$13,523	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	(1,793)	—	—	1,803	—	10	2,332	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(379)	—	—	(4,470)	—	(4,849)	6,609	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,619	—	—	314	—	6,933	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	10,944	—	—	461	—	11,405	—	—
Gale Aviation (Offshore) Co Equity Interest	88,419	—	(14,900)	(1,706)	—	71,813	10,799	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	66,140	—	—	(10,732)	—	55,408	6,055	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	25,622	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	810	90	—	—	—	900	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity (1)	34,875	7,425	—	2,709	—	45,009	—	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	44,653	8,410	—	4,744	—	57,807	—	—
Parcel2Go First Lien Senior Secured Loan	—	54	—	—	—	54	1	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$557,012	$46,479	$(14,900)	$(6,877)	$—	$581,714	$64,941	$—
Total	$704,983	$92,298	$(123,827)	$(23,734)	$7,727	$657,447	$69,462	$—

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 178.2% and 181.7%, respectively.

The Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,391	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	298,934	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	297,894	300,000	300,000	297,556
March 2030 Notes	350,000	350,000	346,985	—	—	—
Sumitomo Credit Facility	855,000	156,000	156,000	855,000	442,699	442,699
Total Debt	$2,157,500	$1,458,500	$1,451,204	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2025 and year ended December 31, 2024 was 4.8% and 5.1%, respectively.

The combined weighted average borrowings outstanding for the three months ended March 31, 2025 and year ended December 31, 2024 were $1.4 billion and $1.3 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	156,000	—	—	156,000	—
Total Debt Obligations	$1,458,500	$300,000	$300,000	$506,000	$352,500

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		March 31, 2025
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	6.06%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	6.56%
Class B-R	15,000	2.60	% + 3 Month SOFR	7.16%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of March 31, 2025, there were 56 first lien senior secured loans with a total fair value of approximately $452.7 million and cash of $49.9 million securing the 2019-1 Debt. As of December 31, 2024, there were 56 first lien and second lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of March 31, 2025, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.1 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$5,509	$6,428
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$5,541	$6,460

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

As of March 31, 2025 and December 31, 2024, the components of the carrying value of the March 2026 Notes were as follows:

	March 31, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(611)	(771)
Original issue discount, net of accretion	(455)	(573)
Carrying value of March 2026 Notes	$298,934	$298,656

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$2,213	$2,213
Amortization of debt issuance cost	160	162
Accretion of original issue discount	118	120
Total interest and debt financing expenses	$2,491	$2,495

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

As of March 31, 2025 and December 31, 2024, the components of the carrying value of the October 2026 Notes were as follows:

	March 31, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(1,122)	(1,303)
Original issue discount, net of accretion	(984)	(1,141)
Carrying value of October 2026 Notes	$297,894	$297,556

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	181	182
Accretion of original issue discount	157	160
Total interest and debt financing expenses	$2,251	$2,255

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2025, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of March 31, 2025 and December 31, 2024, there were $156.0 million and $442.7 million of borrowings under the Sumitomo Credit Facility.

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$4,456	$6,299
Unused facility fee	544	313
Accretion of original issue discount	258	234
Total interest and debt financing expenses	$5,258	$6,846

March 2030 Notes

On February 6, 2025, the Company and the Trustee entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Indenture between the Company and the Trustee. The Third Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 5.95% notes due 2030 (the “March 2030 Notes”).

The March 2030 Notes will mature on March 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The March 2030 Notes bear interest at a rate of 5.95% per year payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. The March 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all the Company's existing and future indebtedness that is expressly subordinated in right of payment to the March 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The net proceeds to the Company were approximately $341.4 million, after deducting the underwriting discounts and commissions of $7.5 million and offering expenses of $1.1 million.

In connection with the March 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of SOFR + 1.90% per annum on $350 million of the March 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. Please see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 7”. Derivatives for additional detail.

As of March 31, 2025 and December 31, 2024, the components of the carrying value of the March 2030 Notes were as follows:

	March 31, 2025	December 31, 2024
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(4,449)	—
Original issue discount, net of accretion	(3,859)	—
Effective interest rate swap hedge	5,293
Carrying value of March 2030 Notes	$346,985	$—

For the three months ended March 31, 2025 and 2024, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,124	$—
Amortization of debt issuance cost	130	—
Accretion of original issue discount	113	—
Interest rate swaps	74	—
Hedged items	(78)	—
Total interest and debt financing expenses	$3,363	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of March 31, 2025 and December 31, 2024 is included on the consolidated schedules of investments by contract.

The Company presents derivatives on a net basis by counterparty on the Consolidated Statements of Assets and Liabilities. The Company has elected not to offset assets and liabilities in the Consolidated Statements of Assets and Liabilities that may be received or paid as part of collateral arrangements, even when an enforceable master netting arrangement or other arrangement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2025:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized appreciation on forward currency contracts	$2,278	$(1,109)	$1,169	$—	$1,169
BNP Paribas	Unrealized depreciation on forward currency contracts	$—	$(39)	$(39)	$—	$(39)
Wells Fargo	Unrealized appreciation on forward currency contracts	$493	$(191)	$302	$(302)	$—
Wells Fargo	Interest rate swap	$5,371	$—	5,371	$(5,371)	$—

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

For the three months ended March 31, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $146.3 million and $131.3 million, respectively, and the average notional exposure for interest rate swaps was $175 million and $0.0 million, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Net realized gains (losses) on forward currency exchange contracts	$(2,405)	$1,727
Net change in unrealized appreciation on forward currency exchange contracts	(2,073)	1,241
Total net realized and unrealized gains (losses) on forward currency exchange contracts	$(4,478)	$2,968

Included in total net gains (losses) on the Consolidated Statements of Operations is net gains (losses) of $4.3 million and ($2.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($4.5) million and $3.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.2) million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2025 and 2024, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended March 31,		Financial Statement Location
	2025	2024
Interest rate swaps	$74	$—	Interest and debt financing expenses
Hedged items	(78)	—	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
Total distributions declared			$0.45	$29,191

(1) Represents a special dividend.

The distributions declared during the three months ended March 31, 2025 were derived from investment company taxable income and net capital gain, if any.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
Total distributions declared			$0.45	$29,053

(1) Represents a special dividend.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of March 31, 2025 and December 31, 2024, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At March 31, 2025 and December 31, 2024, the Advisor owned 0.00% and 0.00%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2025 and 2024.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2025, there have been no repurchases of common stock.

On February 27, 2025, the Company entered into equity distribution agreements (each, an “Equity Distribution Agreement”), by and among the Company, the Advisor and, severally and not jointly, each of Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. (the “Sales Agents”) in connection with the sale of shares of the Company’s common stock by the Company, par value $0.001 per share of common stock, having an aggregate offering price of up to $250.0 million, in amounts and at times to be determined by the Company (the “Offering”). Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the common stock.

Each Equity Distribution Agreement provides that the Company may offer and sell the common stock from time to time through the Sales Agents, or to them. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of each Equity Distribution Agreement, each Sales Agent will receive a commission from the Company of up to 1.50% of the gross sales price of any common stock sold through the relevant Sales Agent under its Equity Distribution Agreement. Each Equity Distribution Agreement contains customary representations, warranties and agreements of the Company, indemnification rights and other obligations of the parties and termination provisions.

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold the following common stock during the three months ended March 31, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of March 31, 2025, the Company had $544.6 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	$1,458
Advanced Aircrew - Revolver	7/26/2030	696
AEG Vision - Delayed Draw	3/27/2027	32,508
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	7,733
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	3,796
AOM Infusion - Delayed Draw	3/19/2032	570
AOM Infusion - Revolver	3/19/2032	398
Apollo Intelligence - Revolver	5/31/2028	3,305
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,186
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	410
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	1,880
ATS - Revolver	7/12/2029	1,723
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Awayday - Revolver	9/6/2030	945
AXH Air Coolers - Delayed Draw	10/31/2029	7,839
AXH Air Coolers - Revolver	10/31/2029	3,670
Beacon Specialized Living - Delayed Draw	3/25/2028	10,392
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,302
BTX Precision - Delayed Draw	7/25/2030	12,920
BTX Precision - Delayed Draw	7/25/2030	35
BTX Precision - Revolver	7/25/2030	4,211

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chase Industries, Inc. - Revolver	11/11/2027	636
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	3,227
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	9,823
Concert Golf Partners Holdco LLC - Revolver	4/1/2030	2,492
Congress Wealth - Delayed Draw	6/30/2029	14,400
Congress Wealth - Delayed Draw	6/30/2029	4,394
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	78
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	155
Datix Bidco Limited - Revolver	10/30/2030	2,163
Discovery Senior Living - Delayed Draw	3/18/2030	10,625
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,792
Easy Ice - Delayed Draw	10/30/2030	8,235
Easy Ice - Revolver	10/30/2030	5,223
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,141
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
E-Tech Group - Revolver	4/9/2030	1,116
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Revolver	6/20/2031	1,577
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	3,459
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	2/13/2032	8,600
Forward Slope - Revolver	8/22/2029	5,923
Gills Point S - Revolver	5/17/2029	1,257
Goodfellow - Revolver	2/10/2032	1,405
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	5,251
HealthDrive - Delayed Draw	8/20/2029	5,675

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	467
Hempz - Revolver	10/25/2029	1,826
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,700
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	1,506
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	48
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,250
Morrow Sodali - Revolver	4/25/2028	675
MRHT - Delayed Draw	2/1/2029	11,433
MZR Buyer, LLC - Revolver	12/22/2028	1,732
Nafinco - Delayed Draw	8/29/2031	737
Nafinco - Revolver	5/30/2031	348
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,230
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,086
Orion - Delayed Draw	3/19/2027	2,035
Orion - Delayed Draw	3/19/2027	602
Orion - Delayed Draw	3/19/2027	384
Orion - Revolver	3/19/2027	1,407
PayRange - Revolver	10/31/2030	4,144
PCF - Delayed Draw	11/1/2028	1,259
Pharmacy Partners - Revolver	2/28/2029	5,491
PlentyMarkets - Delayed Draw	3/13/2032	16,317
PlentyMarkets - Revolver	9/13/2031	1,634
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
PPT Group - Delayed Draw	2/28/2031	4,556
PPT Group - Revolver	2/28/2031	2,275
PRGX - Delayed Draw	12/20/2030	5,464
Pure Wafer - Delayed Draw	11/12/2030	1,981
Pure Wafer - Revolver	11/12/2030	1,585
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	9,035
Red Nucleus - Delayed Draw	10/17/2031	4,070
Red Nucleus - Revolver	10/17/2031	2,177
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,839
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,285

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
RetailNext - Revolver	12/5/2030	3,104
Revalize, Inc. - Revolver	4/15/2027	536
RoadOne - Revolver	12/29/2028	2,657
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	2,354
Simplicity - Delayed Draw	12/31/2031	7,305
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	12/15/2025	698
Spotless Brands - Delayed Draw	7/25/2028	6,507
Spring Finco BV - Delayed Draw	7/15/2029	4,145
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,476
SureWerx - Revolver	12/28/2028	296
Taoglas - Revolver	2/28/2029	257
Titan Cloud Software, Inc - Revolver	9/7/2028	2,143
TLC Purchaser, Inc. - Revolver	10/11/2027	9,521
V Global Holdings LLC - Revolver	12/22/2027	2,601
Vessco Water - Delayed Draw	7/24/2031	2,458
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2029	557
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,365
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	14,517
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	541
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	2,611
Whitcraft-Paradigm - Delayed Draw	2/15/2029	2,565
Whitcraft-Paradigm - Revolver	2/28/2029	734
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Revolver	3/26/2027	2,173
Zeus Fire & Security - Delayed Draw	12/11/2030	8,604
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$544,622

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2025.

As of December 31, 2024, the Company had $560.9 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
A&R Logistics, Inc. - Revolver	8/3/2026	$2,445
Advanced Aircrew - Revolver	7/26/2030	696
AEG Vision - Delayed Draw	3/27/2026	7,268
AEG Vision - Delayed Draw	3/27/2027	37,800
AgroFresh Solutions - Revolver	3/31/2028	251
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth - Delayed Draw	12/23/2027	8,451
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	3,454
Apollo Intelligence - Delayed Draw	5/31/2028	9,611
Apollo Intelligence - Revolver	5/31/2028	4,807
Applitools - Revolver	5/25/2028	3,430
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,941
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	2,785
ATS - Revolver	7/12/2029	2,872
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Awayday - Delayed Draw	9/6/2031	698
Awayday - Delayed Draw	9/6/2031	12,242
Awayday - Revolver	9/6/2030	1,150
AXH Air Coolers - Delayed Draw	10/31/2029	7,339
AXH Air Coolers - Delayed Draw	10/31/2029	8,710
AXH Air Coolers - Revolver	10/31/2029	5,504
Beacon Specialized Living - Delayed Draw	3/25/2028	12,836
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,022
Black Mountain - Delayed Draw	10/7/2030	7,879
Black Mountain - Revolver	10/7/2030	5,251
BTX Precision - Delayed Draw	7/25/2030	1,123
BTX Precision - Delayed Draw	7/25/2030	1,264
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	5/12/2025	810
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Revolver	4/2/2029	2,492
Congress Wealth - Delayed Draw	6/30/2029	1,334
Congress Wealth - Delayed Draw	6/30/2029	10,751
Congress Wealth - Revolver	6/30/2029	1,102
Cube - Delayed Draw	5/20/2031	78
Cube - First Lien Senior Secured Loan	2/20/2025	22

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Darcy Partners - Revolver	6/1/2028	244
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	1,995
Discovery Senior Living - Delayed Draw	3/18/2030	11,806
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,593
Easy Ice - Delayed Draw	10/30/2030	10,444
Easy Ice - Revolver	10/30/2030	5,223
Efficient Collaborative Retail Marketing Company, LLC - Revolver	12/31/2025	1,141
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Element Buyer, Inc. - Revolver	7/19/2026	4,250
E-Tech Group - Revolver	4/9/2030	1,298
Facts Global Energy - Delayed Draw	12/20/2031	9,461
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Delayed Draw	12/20/2031	6,813
Facts Global Energy - Revolver	6/20/2031	1,577
Forward Slope - Revolver	8/22/2029	5,330
Gills Point S - Delayed Draw	5/17/2029	6,580
Gills Point S - Revolver	5/17/2029	2,868
Gulf Winds International - Revolver	12/16/2028	1,588
HealthDrive - Delayed Draw	8/20/2029	5,675
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	461
Hempz - Revolver	10/25/2029	1,826
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,417
Lagerbox - First Lien Senior Secured Loan	12/20/2028	776
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	411
McLarens Acquisition Inc. - Delayed Draw	12/16/2025	6,250
Morrow Sodali - Revolver	4/25/2028	835
MRHT - Delayed Draw	2/1/2029	13,075
Nafinco - Delayed Draw	8/29/2031	2,222
Nafinco - Revolver	5/30/2031	333
NearMap - Revolver	12/9/2029	4,652
New Look Vision Group - Revolver	5/26/2026	1,151
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	4,933

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
Orion - Delayed Draw	3/19/2027	2,035
Orion - Delayed Draw	3/19/2027	602
Orion - Delayed Draw	3/19/2027	509
Orion - Revolver	3/19/2027	1,407
PayRange - Revolver	10/31/2030	4,144
PCF - Delayed Draw	11/1/2028	2,278
Pharmacy Partners - Revolver	2/28/2029	5,491
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
Pure Wafer - Delayed Draw	11/12/2030	1,981
Pure Wafer - Revolver	11/12/2030	1,981
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	8,763
Red Nucleus - Delayed Draw	10/17/2031	4,070
Red Nucleus - Revolver	10/17/2031	2,266
RetailNext - Revolver	12/5/2030	3,104
Revalize, Inc. - Revolver	4/15/2027	369
RoadOne - Revolver	12/29/2028	3,388
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2029	4,883
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	3,329
Simplicity - Delayed Draw	12/31/2031	8,697
Simplicity - Revolver	12/31/2031	4,348
Smartronix - Revolver	11/23/2027	6,321
Solaray, LLC - Revolver	12/15/2025	3,532
Spotless Brands - Delayed Draw	7/25/2028	7,901
Spring Finco BV - Delayed Draw	7/15/2029	3,829
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	2,013
SureWerx - Revolver	12/28/2028	353
Taoglas - Delayed Draw	2/28/2029	3,636
Taoglas - Revolver	2/28/2029	73
TES Global - Delayed Draw	1/27/2029	15
Titan Cloud Software, Inc - Revolver	9/7/2028	3,848
TLC Purchaser, Inc. - Revolver	10/11/2027	9,521
V Global Holdings LLC - Revolver	12/22/2025	4,029
Vessco Water - Delayed Draw	7/24/2031	2,458
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2027	80
Walker Edison - Delayed Draw	3/31/2029	438

Portfolio Company & Investment	Expiration Date (1)	Unfunded Commitments (2)
WCI Gigawatt Purchaser - Revolver	11/19/2027	3,754
Wealth Enhancement Group (WEG) - Delayed Draw	10/2/2028	2,347
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	14,517
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	4,413
Webcentral - Delayed Draw	12/18/2030	2,947
Whitcraft-Paradigm - Delayed Draw	2/15/2029	4,372
Whitcraft-Paradigm - Revolver	2/28/2029	1,038
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Revolver	3/26/2027	3,703
Zeus Fire & Security - Delayed Draw	12/11/2030	8,779
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$560,925

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Per share data:
Net asset value at beginning of period	$17.65	$17.60
Net investment income (1)	0.50	0.53
Net realized gain (loss) (1)(7)	(0.41)	0.06
Net change in unrealized appreciation (1)(2)(8)	0.35	(0.04)
Net increase in net assets resulting from operations (1)(9)(10)	0.44	0.55
Stockholder distributions from income (3)	(0.45)	(0.45)
Net asset value at end of period	$17.64	$17.70
Net assets at end of period	$1,144,504	$1,142,508
Shares outstanding at end of period	64,868,507	64,562,265
Per share market value at end of period	$16.60	$15.68
Total return based on market value (12)	(2.68)%	7.03%
Total return based on net asset value (4)	2.51%	3.10%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	12.29%	14.74%
Ratio of total expenses to average net assets (5)(11)(13)	11.45%	11.62%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	6.72%	6.39%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.26%	10.81%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.42%	3.93%
Average principal debt outstanding	$1,437,769	$1,287,357
Portfolio turnover (6)	10.06%	12.56%

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

(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2025 and 2024, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the three months ended March 31, 2025 and 2024, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2025 would be 12.29%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2024 would be 14.74%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the three months ended March 31, 2025 would be 11.45%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the three months ended March 31, 2024 would be 11.62%.
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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through May 5, 2025, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the Consolidated Financial Statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through March 31, 2025, we have invested approximately $9,060.8 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2025 and December 31, 2024, 93.2% and 92.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of March 31, 2025, the Company’s asset coverage was 178.2%.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested $277.2 million, including PIK, in 89 portfolio companies, and had $246.4 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $30.8 million for the period. Of the $277.2 million invested during the three months ended March 31, 2025, $123.8 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,602,250	65.2%	$1,579,493	64.2%	11.1%	11.1%
Second Lien Senior Secured Loan	20,109	0.8	20,350	0.8	13.9	13.9
Subordinated Debt	85,096	3.5	82,777	3.4	14.8	14.9
Preferred Equity	127,458	5.2	166,144	6.7	7.0	6.9
Equity Interest	215,208	8.8	226,899	9.2	11.9	11.9
Warrants	—	0.0	628	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	339,724	13.8	327,659	13.3	11.3	11.3
Preferred Equity Interest in Investment Vehicles (3)	10	0.0	701	0.0	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,209	2.7	60,294	2.4	19.1	21.0
Total	$2,456,064	100.0%	$2,464,945	100.0%	11.5%	11.5%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.
(2)
For non-stated rate income-producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending investment at amortized cost or at fair value, as applicable. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
(3)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,579,288	64.5%	$1,557,823	64.1%	11.4%	11.4%
Second Lien Senior Secured Loans	48,720	2.0	30,104	1.2	14.1	14.1
Subordinated Debt	54,443	2.2	53,350	2.2	14.3	14.3
Preferred Equity	142,046	5.8	170,876	7.0	9.0	8.8
Equity Interests	219,052	9.0	230,615	9.5	11.8	11.8
Warrants	—	0.0	628	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	337,224	13.8	337,224	13.9	11.5	11.5
Preferred Equity Interests in Investment Vehicles (3)	10	0.0	10	0.0	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,207	2.7	50,559	2.1	18.6	24.3
Total	$2,446,990	100.0%	$2,431,189	100.0%	11.7%	11.8%

(1)
Weighted average yields are computed as (a) the annual stated interest rate or yield earned on the relevant accruing debt and other income producing securities, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our stockholders.
(2)
For non-stated rate income-producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending investment at amortized cost or at fair value, as applicable. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the dividend or interest income is annualized.
(3)
Represents debt and equity investment in ISLP and SLP.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2025:

As of
March 31, 2025
Number of portfolio companies	175
Percentage of debt bearing a floating rate (1)	93.2%
Percentage of debt bearing a fixed rate (1)	6.8%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	168
Percentage of debt bearing a floating rate (1)	92.0%
Percentage of debt bearing a fixed rate (1)	8.0%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,420,813	98.6%	$2,446,977	99.3%
Non-accrual	35,251	1.4	17,968	0.7
Total	$2,456,064	100.0%	$2,464,945	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,414,650	98.7%	$2,427,455	99.8%
Non-accrual	32,340	1.3	3,734	0.2
Total	$2,446,990	100.0%	$2,431,189	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, there were twelve loans from four issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2024, there were eight loans from five issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,602,250	62.9%	$1,579,493	61.7%
Second Lien Senior Secured Loan	20,109	0.8	20,350	0.8
Subordinated Debt	85,096	3.3	82,777	3.2
Preferred Equity	127,458	5.0	166,144	6.5
Equity Interest	215,208	8.4	226,899	8.9
Warrants	—	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	339,724	13.3	327,659	12.8
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	701	0.0
Equity Interests in Investment Vehicles (1)	66,209	2.6	60,294	2.4
Cash and cash equivalents	10,168	0.4	10,168	0.4
Foreign cash	28,476	1.1	28,188	1.1
Restricted cash and cash equivalents	55,609	2.2	55,609	2.2
Total	$2,550,317	100.0%	$2,558,910	100.0%

(1)
Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loans	$1,579,288	62.1%	$1,557,823	61.6%
Second Lien Senior Secured Loans	48,720	1.9	30,104	1.2
Subordinated Debt	54,443	2.1	53,350	2.1
Preferred Equity	142,046	5.6	170,876	6.8
Equity Interests	219,052	8.6	230,615	9.1
Warrants	—	0.0	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.2	337,224	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.6	50,559	2.0
Cash and cash equivalents	51,562	2.0	51,562	2.0
Foreign cash	2,640	0.1	1,963	0.1
Restricted cash and cash equivalents	45,541	1.8	45,541	1.8
Total	$2,546,733	100.0%	$2,530,255	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$3,205	0.1%	1	0.6%
2	2,341,403	95.0	162	92.5
3	102,369	4.2	8	4.6
4	17,968	0.7	4	2.3
Total	$2,464,945	100.0%	175	100.0%

(1)
Number of investment rated companies may not agree to total portfolio companies due to investments across investment types and structures.

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
		Percentage of	Number of	Percentage of
Investment Performance Rating	Fair Value	Total	Companies(1)	Total
1	$2,491	0.1%	1	0.6%
2	2,344,745	96.4	156	92.8
3	62,149	2.6	6	3.6
4	21,804	0.9	5	3.0
Total	$2,431,189	100%	168	100%

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

As of March 31, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of March 31, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of March 31, 2025, ISLP had $657.9 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	March 31, 2025	December 31, 2024
Total investments	$657,867	$655,804
Weighted average yield on investments	10.4%	10.6%
Number of borrowers in ISLP	34	35
Largest portfolio company investment	$51,370	$51,142
Total of five largest portfolio company investments	$198,995	$196,173
Unfunded commitments	$3,328	$3,907

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

As of March 31, 2025, the Company’s investment in SLP consisted of subordinated notes of $136.9 million, preferred equity interests of $0.7 million and equity interests of $6.1 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10.0 thousand and equity interests of ($4.8) million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	March 31, 2025	December 31, 2024
Total investments	$1,424,630	$1,399,241
Weighted average yield on investments	10.4%	10.6%
Number of borrowers in SLP	98	100
Largest portfolio company investment	$37,539	$35,681
Total of five largest portfolio company investments	$176,080	$171,681
Unfunded commitments	$228	$991

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$66,839	$74,499
Total expenses, net of fee waivers	33,653	39,524
Net investment income before taxes	33,186	34,975
Less: Income taxes, including excise tax	1,076	1,025
Net investment income	32,110	33,950
Net realized gain (loss)	(26,607)	3,933
Net change in unrealized appreciation	23,044	(2,788)
Net increase in net assets resulting from operations	$28,547	$35,095

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$50,828	$55,595
Dividend income	6,511	8,267
PIK income	6,625	5,382
Other income	2,875	5,255
Total investment income	$66,839	$74,499

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $50.8 million for the three months ended March 31, 2025 from $55.6 million for the three months ended March 31, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $6.5 million for the three months ended March 31, 2025 from $8.3 million for the three months ended March 31, 2024, primarily due to a decrease in dividend income from the SLP. PIK income increased to approximately $6.6 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024, primarily due to an increase in the number of investments earning PIK income. Other income decreased to approximately $2.9 million for the three months ended March 31, 2025 from $5.3 million for the three months ended March 31, 2024, primarily due to a decrease in amendment, closing and commitment fees earned on certain investments. As of March 31, 2025, the weighted average yield of our investment portfolio decreased to 11.5% from 12.9% as of March 31, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest and debt financing expenses	$18,904	$18,056
Base management fee	9,068	8,818
Incentive fee	2,222	9,232
Professional fees	714	801
Directors fees	174	174
Other general and administrative expenses	2,571	2,443
Total expenses, net of fee waivers	$33,653	$39,524

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $18.9 million and $18.1 million for the three months ended March 31, 2025 and 2024, respectively. Interest and debt financing expense for the three months ended March 31, 2025 as compared to March 31, 2024 increased primarily due to an increase in debt outstanding for the period. The weighted average principal debt balance outstanding for the three months ended March 31, 2025 was $1.4 billion compared to $1.3 billion for the three months ended March 31, 2024.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the three months ended March 31, 2025 and the year ended December 31, 2024 was 4.8% and 5.1%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.1 million for the three months ended March 31, 2025 from $8.8 million for the three months ended March 31, 2024. Management fee (gross of waivers) increased to $9.1 million for the three months ended March 31, 2025 from $8.8 million for the three months ended March 31, 2024, primarily due to an increase in total assets throughout the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Management fee waived for the three months ended March 31, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $2.2 million for the three months ended March 31, 2025 from $9.2 million for the three months ended March 31, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended March 31, 2025 and $0.0 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased to $3.5 million for the three months ended March 31, 2025 from $3.4 million for the three months ended March 31, 2024, primarily due to an increase in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net realized gain on investments	$1,358	$7,233
Net realized loss on investments	(25,311)	(5,050)
Net realized gain on foreign currency transactions	—	174
Net realized loss on foreign currency transactions	(249)	(151)
Net realized gain on forward currency exchange contracts	290	1,808
Net realized loss on forward currency exchange contracts	(2,695)	(81)
Net realized gains (losses)	$(26,607)	$3,933

Change in unrealized appreciation on investments	$50,880	$25,842
Change in unrealized depreciation on investments	(26,198)	(29,663)
Net change in unrealized appreciation on investments	24,682	(3,821)
Unrealized appreciation on foreign currency translation	435	(208)
Unrealized appreciation on forward currency exchange contracts	(2,073)	1,241
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(1,638)	1,033
Net change in unrealized appreciation	$23,044	$(2,788)

For the three months ended March 31, 2025 and 2024, we had net realized gains (losses) on investments of ($24.0) million and $2.2 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the three months ended March 31, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of ($0.2) million and $0.0 million, respectively, primarily as a result of fluctuations in the EUR, GBP, NZD and CAD exchange rates. For the three months ended March 31, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of ($2.4) million and $1.7 million, respectively, primarily as a result of settling AUD, EUR, GBP and NOK forward contracts.

For the three months ended March 31, 2025, we had $50.9 million in unrealized appreciation on 77 portfolio company investments, which was offset by $26.2 million in unrealized depreciation on 99 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended March 31, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended March 31, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of ($2.1) million and $1.2 million, respectively. For the three months ended March 31, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, and NOK forward contracts.

The following table summarizes the impact of foreign currency for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation on investments due to foreign currency	$4,179	$(2,226)
Net realized gain (loss) on investments due to foreign currency	(61)	148
Net change in unrealized appreciation on foreign currency translation	435	(208)
Net realized gain (loss) on foreign currency transactions	(249)	23
Net change in unrealized appreciation on forward currency exchange contracts	(2,073)	1,241
Net realized gain (loss) on forward currency exchange contracts	(2,405)	1,727
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(174)	$705

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $4.3 million and ($2.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended March 31, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($4.5) million and $3.0 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.2) million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Interest Rate Swaps

We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” and “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional disclosure regarding our accounting for derivative instruments designated in a hedge accounting relationship, and our consolidated schedule of investments for additional disclosure regarding these derivative instruments. See “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt” for additional disclosure regarding the carrying value of our debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2025 and 2024, the increase in net assets resulting from operations was $28.5 million and $35.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.44 and $0.55, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our credit facilities, 2019‑1 Debt, March 2026 Notes, October 2026 Notes, March 2030 Notes, the Sumitomo Credit Facility and cash flows from operations. The primary uses of our cash are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) debt service, repayment, and other financing costs; (3) cash distributions to the holders of our common stock; and (4) the cost of operations (including payments to the Advisor under the Investment Advisory and Administration Agreements).

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 178.2% and 181.7%, respectively.

At March 31, 2025 and December 31, 2024, we had $94.0 million and $99.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At March 31, 2025, we had approximately $699.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024 we had approximately $412.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the three months ended March 31, 2025, cash, foreign cash, restricted cash, and cash equivalents decreased by $5.1 million. During the three months ended March 31, 2025, we used $7.3 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to purchases of investments of $299.4 million, which was offset by proceeds from principal payments and sales of investments of $251.3 million and a net increase in assets resulting from operations of $28.5 million. During the three months ended March 31, 2025, we provided $2.0 million for financing activities, primarily on the issuance of the March 2030 Notes for $350.0 million and borrowings under our Sumitomo Credit Facility of $109.0 million, partially offset by repayments of $395.7 million and distributions paid during the period of $58.2 million.

For the three months ended March 31, 2024, cash, foreign cash, restricted cash, and cash equivalents increased by $10.0 million. During the three months ended March 31, 2024, we used $63.7 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to the purchases of investments of $400.9 million, which was offset by proceeds from principal payments and sales of investments of $296.7 million and a net increase in assets resulting from operations of $35.1 million. During the three months ended March 31, 2024, we provided $73.9 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $97.0 million, and distributions paid during the period of $27.1 million, partially offset by borrowings of $198.0 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of March 31, 2025, there have been no repurchases of common stock.

On February 27, 2025, the Company entered into equity distribution agreements (each, an “Equity Distribution Agreement”), by and among the Company, the Advisor and, severally and not jointly, each of Raymond James & Associates, Inc. and Keefe, Bruyette & Woods, Inc. (the “Sales Agents”) in connection with the sale of shares of the Company's common stock by the Company, par value $0.001 per share of common stock, having an aggregate offering price of up to $250.0 million, in amounts and at times to be determined by the Company (the “Offering”). Actual sales, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions and the market price of the common stock.

Each Equity Distribution Agreement provides that the Company may offer and sell the common stock from time to time through the Sales Agents, or to them. Sales of the common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or any similar securities exchange or sales made to or through a market maker other than on a securities exchange, at prices related to the prevailing market prices or at negotiated prices. Pursuant to the terms of each Equity Distribution Agreement, each Sales Agent will receive a commission from the Company of up to 1.50% of the gross sales price of any common stock sold through the relevant Sales Agent under its Equity Distribution Agreement. Each Equity Distribution Agreement contains customary representations, warranties and agreements of the Company, indemnification rights and other obligations of the parties and termination provisions.

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold common stock during the three months ended March 31, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,391	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	298,934	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	297,894	300,000	300,000	297,556
March 2030 Notes	350,000	350,000	346,985	—	—	—
Sumitomo Credit Facility	855,000	156,000	156,000	855,000	442,699	442,699
Total Debt	$2,157,500	$1,458,500	$1,451,204	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2025 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
Total distributions declared			$0.45	$29,191

(1) Represents a special dividend.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2024	March 28, 2024	April 30, 2024	$0.42	$27,116
February 27, 2024	March 28, 2024	April 30, 2024	$0.03	$1,937	(1)
Total distributions declared			$0.45	$29,053

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

The following table shows the contractual maturities of our debt obligations as of March 31, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	156,000	—	—	156,000	—
Total Debt Obligations	$1,458,500	$300,000	$300,000	$506,000	$352,500

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

Assuming that the statement of financial condition as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,423)	$(8,585)	$(7,291)
Down 200 Basis Points	(34,589)	(17,170)	(14,371)
Down 300 Basis Points	(51,304)	(25,755)	(21,078)
Up 100 Basis Points	17,458	8,585	7,320
Up 200 Basis Points	34,916	17,170	14,640
Up 300 Basis Points	52,374	25,755	21,961

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 except for the following:

Changes to U.S. tariff and import or export regulations may negatively impact our business.

The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended March 31, 2025.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.37

Second Amendment dated December 14, 2023 to the Amended and Restated Limited Liability Company Agreement, dated February 9, 2021, as amended on September 8, 2021 of International Senior Loan Program, LLC, by and among the Company, Pantheon Private Debt Program SCSp SICAV—RAIF—Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV—RAIF—Tubera Credit 2020, Solutio Premium Private Debt I SCSp, Solutio Premium Private Debt II Master SCSp, Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (EUR) and Pantheon Private Debt Program SICAV—RAIF—Pantheon Senior Debt Secondaries II (GBP) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

10.38

International Senior Loan Program, LLC Consolidated Financial Statements for year ending December 31, 2024. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2024).

10.39

Third Supplemental Indenture, dated as of February 6, 2025, relating to the 5.950% Notes due 2030, by and between the
Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the
Company’s Current Report on Form 8-K (File No. 814-01175) filed on February 6, 2025).

10.40

Underwriting Agreement, dated January 30, 2025, by and among Bain Capital Specialty Finance, Inc.,
BCSF Advisors, LP, and SMBC Nikko Securities America, Inc., Wells Fargo Securities, LLC, BNP Paribas Securities
Corp. and Santander US Capital Markets LLC, as the representative of the underwriters (incorporated by reference to
Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-01175) filed on February 3, 2025).

10.41	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 4, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2025).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01175) filed on February 27, 2025).

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

Bain Capital Specialty Finance, Inc.

Date: May 5, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: May 5, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer