Form 10-Q
period 2025-06-30
Bain Capital Specialty Finance, Inc.
filed 2025-08-05
CIK 1655050

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 64,868,507 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,826,043 and $1,784,019, respectively)	$1,847,266	$1,773,742
Non-controlled/affiliate investments (amortized cost of $68,516 and $77,269, respectively)	63,735	75,733
Controlled affiliate investments (amortized cost of $594,957 and $585,702, respectively)	590,796	581,714
Cash and cash equivalents	27,843	51,562
Foreign cash (cost of $8,618 and $2,640, respectively)	9,734	1,963
Restricted cash and cash equivalents	136,908	45,541
Collateral on derivatives	9,208	9,755
Deferred financing costs	4,071	4,591
Interest receivable on investments	37,513	39,164
Interest rate swap	8,704	—
Receivable for sales and paydowns of investments	34,019	37,760
Prepaid insurance	856	197
Unrealized appreciation on forward currency exchange contracts	—	4,690
Dividend receivable	3,653	5,745
Total Assets	$2,774,306	$2,632,157

Liabilities
Debt (net of unamortized debt issuance costs of $11,515 and $4,929, respectively)	$1,562,578	$1,390,270
Interest payable	13,645	13,860
Payable for investments purchased	4,482	29,490
Collateral payable on derivatives	12,490	—
Unrealized depreciation on forward currency exchange contracts	13,642	1,185
Base management fee payable	9,257	9,160
Incentive fee payable	5,446	4,696
Accounts payable and accrued expenses	13,731	14,771
Distributions payable	—	29,053
Total Liabilities	1,635,271	1,492,485

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,562,265 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	65	65
Paid in capital in excess of par value	1,164,045	1,159,493
Total distributable loss	(25,075)	(19,886)
Total Net Assets	1,139,035	1,139,672
Total Liabilities and Total Net Assets	$2,774,306	$2,632,157

Net asset value per share	$17.56	$17.65

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$44,292	$45,209	$85,964	$89,058
Dividend income	2,940	435	4,665	435
PIK income	7,501	5,643	14,107	10,710
Other income	4,158	3,141	6,991	8,396
Total investment income from non-controlled/non-affiliate investments	58,891	54,428	111,727	108,599

Investment income from non-controlled/affiliate investments:
Interest from investments	127	279	135	2,860
Dividend income	—	—	—	821
PIK income	13	143	30	458
Other income	—	—	42	—
Total investment income from non-controlled/affiliate investments	140	422	207	4,139

Investment income from controlled affiliate investments:
Interest from investments	9,807	9,618	18,955	18,783
Dividend income	2,123	7,803	6,909	15,249
PIK income	4	—	6	—
Total investment income from controlled affiliate investments	11,934	17,421	25,870	34,032
Total investment income	70,965	72,271	137,804	146,770

Expenses
Interest and debt financing expenses	21,772	17,631	40,676	35,687
Base management fee	9,257	8,769	18,325	17,587
Incentive fee	5,446	7,924	7,668	17,156
Professional fees	714	1,029	1,428	1,830
Directors fees	182	174	356	348
Other general and administrative expenses	1,928	2,477	4,499	4,920
Total expenses, net of fee waivers	39,299	38,004	72,952	77,528
Net investment income before taxes	31,666	34,267	64,852	69,242
Income tax expense, including excise tax	1,076	1,150	2,152	2,175
Net investment income	30,590	33,117	62,700	67,067

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	4,861	(5,340)	(16,125)	(7,876)
Net realized gain (loss) on non-controlled/affiliate investments	(711)	—	(3,678)	4,719
Net realized gain (loss) on foreign currency transactions	581	(446)	332	(423)
Net realized gain (loss) on forward currency exchange contracts	(1,409)	169	(3,814)	1,896
Net change in unrealized appreciation on foreign currency translation	1,484	177	1,919	(31)
Net change in unrealized appreciation on forward currency exchange contracts	(15,074)	163	(17,147)	1,404
Net change in unrealized appreciation on non-controlled/non-affiliate investments	7,507	8,502	31,500	19,060
Net change in unrealized appreciation on non-controlled/affiliate investments	(1,379)	21	(3,245)	(13,337)
Net change in unrealized appreciation on controlled affiliate investments	(2,728)	(7,273)	(173)	(8,294)
Total net loss	(6,868)	(4,027)	(10,431)	(2,882)
Net increase in net assets resulting from operations	$23,722	$29,090	$52,269	$64,185

Basic and diluted net investment income per share of common stock	$0.47	$0.51	$0.97	$1.04
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.37	$0.45	$0.81	$1.00
Basic and diluted weighted average common stock outstanding	64,868,507	64,562,265	64,772,881	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operations:
Net investment income	$30,590	$33,117	$62,700	$67,067
Net realized gain (loss)	3,322	(5,617)	(23,285)	(1,684)
Net change in unrealized appreciation	(10,190)	1,590	12,854	(1,198)
Net increase in net assets resulting from operations	23,722	29,090	52,269	64,185
Stockholder distributions:
Distributions from distributable earnings	(29,191)	(29,053)	(58,382)	(58,106)
Net decrease in net assets resulting from stockholder distributions	(29,191)	(29,053)	(58,382)	(58,106)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	—	—	4,552	—
Shares issued in connection with dividend reinvestment plan	—	—	924	—
Net increase in net assets resulting from capital share transactions	—	—	5,476	—

Total increase (decrease) in net assets	(5,469)	37	(637)	6,079
Net assets at beginning of period	1,144,504	1,142,508	1,139,672	1,136,466
Net assets at end of period	$1,139,035	$1,142,545	$1,139,035	$1,142,545

Net asset value per share of common stock	$17.56	$17.70	$17.56	$17.70
Common stock outstanding at end of period	64,868,507	64,562,265	64,868,507	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$52,269	$64,185
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(814,488)	(682,236)
Proceeds from principal payments and sales of investments	751,100	747,376
Net realized loss from investments	19,803	3,157
Net realized (gain) loss on foreign currency transactions	(332)	423
Net change in unrealized appreciation on forward currency exchange contracts	17,147	(1,404)
Net change in unrealized appreciation on investments	(28,082)	2,571
Net change in unrealized appreciation on foreign currency translation	(1,919)	31
Increase in investments due to PIK	(17,368)	(11,168)
Accretion of discounts and amortization of premiums	(2,840)	(2,838)
Amortization of deferred financing costs and debt issuance costs	2,485	2,168
Changes in operating assets and liabilities:
Collateral on derivatives	547	547
Interest receivable on investments	1,651	2,800
Interest rate swap	(111)	—
Prepaid insurance	(659)	(360)
Dividend receivable	2,092	2,141
Interest payable	(215)	(1,728)
Collateral payable on derivatives	12,490	—
Base management fee payable	97	(161)
Incentive fee payable	750	597
Accounts payable and accrued expenses	(1,040)	2,638
Net cash provided by (used in) operating activities	(6,623)	128,739

Cash flows from financing activities
Borrowings on debt	759,000	297,000
Repayments on debt	(588,699)	(380,301)
Payments of financing costs	(8,551)	(3,173)
Proceeds from issuances of common stock (net of offering and underwriting costs)	4,552	—
Purchase of common shares issued in connection with dividend reinvestment plan	924	—
Stockholder distributions paid	(87,435)	(56,169)
Net cash provided by (used in) financing activities	79,791	(142,643)
Net (increase) decrease in cash, foreign cash, restricted cash and cash equivalents	73,168	(13,904)
Effect of foreign currency exchange rates	2,251	(454)
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	99,066	112,484
Cash, foreign cash, restricted cash and cash equivalents, end of period	$174,485	$98,126

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$38,406	$35,247
Cash paid for excise taxes during the period	$3,337	$2,248

	As of June 30,
	2025	2024
Cash	$27,843	$18,417
Restricted cash	136,908	66,993
Foreign cash	9,734	12,716
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$174,485	$98,126

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.06%	7/12/2029	$862	862	862
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	7/12/2029	$4,963	4,911	4,963
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/25/2030	$—	(59)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.28%	7/25/2030	$6,232	6,183	6,232
BTX Precision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/25/2030	$8,982	8,910	8,982
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(31)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/25/2030	$7,645	7,588	7,645
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	3,147
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,525
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$6,107	5,991	6,107
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	8/22/2029	$18,316	17,970	18,316
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.93%	8/22/2029	$5,034	4,881	5,034
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$5,590	5,527	5,590
GSP Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/5/2027	$1,127	1,112	1,048
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/6/2026	$9,524	9,539	8,857
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.20%	11/5/2027	$4,551	4,548	4,232
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.40%	11.68%	10/19/2026	$8,537	8,484	8,537
Mach Acquisition T/L (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	7.40% (2.00% PIK)	13.67%	10/19/2026	$34,355	34,176	34,355
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	913
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	451
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.13%	7/22/2030	$13,281	13,192	13,281
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(56)	—
Solairus (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(17)	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	2/15/2029	$2,674	2,649	2,674
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/15/2029	$—	—	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$11,732	11,659	11,732
Whitcraft-Paradigm (3)(18)(19)(23)	First Lien Senior Secured Loan - Revolver	P	5.50%	13.00%	2/28/2029	$410	396	396
Aerospace & Defense Total							$154,249	$157,430	13.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,677	5,642	5,336
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$17,514	17,357	16,464
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$21,871	21,684	20,559
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028		$98	97	98
Chilton (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(23)	(76)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.76%	2/5/2031		$569	543	541
Chilton (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.76%	2/5/2031		$6,484	6,441	6,435
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	5/17/2029		$2,932	2,873	2,848
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.81%	5/17/2029		$3,680	3,657	3,615
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	5/17/2029		$7,347	7,346	7,218
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	5/17/2029		$12,441	12,441	12,223
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	5/17/2029		$1,244	1,230	1,222
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	191
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.43%	11/1/2028		$11,944	11,871	11,944
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(19)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/9/2027		$11,862	11,804	11,862
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.75%	9/9/2027		$850	821	850
Automotive Total								$103,980	$101,330	8.9%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.68%	3/31/2029		$6,122	5,995	6,122
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	10.68%	3/31/2029		$6,897	6,795	6,897
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.68%	3/31/2028		$5,015	4,949	5,015
Arctic Glacier U.S.A., Inc. (3)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.09%	5/24/2028		$1,941	1,914	1,882
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	15.06%	5/24/2028		$12,616	12,461	12,238
BCC Trillium Foods Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		3	2,531	2,531
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,433
Hellers (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.31% (2.19% PIK)	8.84%	9/27/2030	NZ$	47	28	28
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.31% (2.19% PIK)	9.15%	9/27/2030	AUD	51	35	33
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	492	303	294
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(14)	(10)
NPC International, Inc. (14)(19)(25)(27)	Equity Interest	—	—	—	—		240	358	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	4,000
SauceCo HoldCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.05%	5/13/2030		$1,399	1,358	1,357
SauceCo HoldCo, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.06%	5/13/2030		$71,718	69,336	69,298
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,470	1,430	1,441
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—		1	500	516
Beverage, Food & Tobacco Total								$115,196	$114,075	10.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	10/31/2029	$3,264	3,235	3,264
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.63%	10/31/2029	$1,835	1,795	1,835
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$7,400	7,345	7,400
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	6,914
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$3,316	3,294	3,316
DiversiTech (17)	First Lien Senior Secured Loan	SOFR	3.76%	8.06%	12/22/2028	$1	1	1
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	463
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	7/6/2028	$10,933	10,806	10,933
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	2/10/2032	$50	50	50
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.47%	2/10/2032	£50	64	68
PPT Group (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	£—	(11)	—
PPT Group (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031	£—	(16)	—
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.78%	2/28/2031	£6,162	7,693	8,450
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	421
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,550	6,526	6,550
Capital Equipment Total							$43,593	$49,783	4.4%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	9.17%	8/10/2030	$176	176	176
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	8/10/2030	$11,458	11,270	11,458
AP Plastics Group, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/10/2030	$—	(4)	(4)
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	8/10/2030	$2,193	2,174	2,193
Duraco (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029	$—	(25)	(60)
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029	$11,674	11,526	11,324
Plaskolite PPC Intermediate II LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.31%	2/7/2030	$38	25	24
Plaskolite PPC Intermediate II LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (3.00% PIK)	11.31%	5/9/2030	$7,104	6,964	6,962
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.89%	12/22/2027	€97	101	110
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$5,715	5,663	5,500
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.17%	12/22/2027	$7,701	7,679	7,337
Chemicals, Plastics & Rubber Total							$45,549	$45,020	4.0%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$27,425	26,877	26,397
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$2,683	2,631	2,583
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$1,014	969	950
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	788
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,129
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.18%	8/16/2027	$1,573	1,564	1,573
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	33
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	11.34%	8/16/2027	$924	917	924
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$7,609	7,558	7,609
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.01% (1.00% PIK)	11.31%	8/16/2027	$18,322	18,272	18,322
Zeus Fire & Security (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	12/11/2030	$701	701	636
Zeus Fire & Security (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(18)	(20)
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.24%	12/11/2030	$13,386	13,294	13,286
Construction & Building Total							$76,830	$77,377	6.8%

Consumer Goods: Durable
New Milani Group LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(2)	(2)
New Milani Group LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(13)	(13)
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.05%	6/26/2031	$10,611	10,505	10,505
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.43%	3/31/2028	$11,434	11,306	11,435
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.32%	5/30/2028	$8,915	8,819	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,828
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.26%	9.56%	10/11/2027	$1,963	1,946	1,963
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	10.07%	10/11/2027	$13,100	12,870	13,100
TLC Purchaser, Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/11/2027	$—	(14)	—
Consumer Goods: Durable Total							$46,638	$47,731	4.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$5,977	5,938	5,947
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(14)	—
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$230	228	230
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	2/21/2031	$9,875	9,756	9,875
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(23)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	10.98%	12/15/2025	$13,062	13,046	12,409
Solaray, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.98%	12/15/2025	$28,362	28,362	26,944
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.73%	12/15/2025	$12,052	12,048	12,052
Summer Fridays, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(13)	(13)
Summer Fridays, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/16/2031	$11,236	11,068	11,067
WU Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(13)	(14)
WU Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/15/2032	$—	(17)	(18)
Consumer Goods: Non-Durable Total							$81,305	$79,767	7.0%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.15%	5.43%	4/27/2028	$3,226	3,060	2,097
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,126	1,995	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(7)(14)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(6)	(87)
Consumer Goods: Wholesale Total							$8,175	$2,010	0.2%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.54%	12/29/2027	$5,754	5,657	5,754
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.44%	12/29/2027	$1,984	1,948	1,984
Containers, Packaging & Glass Total							$7,605	$7,738	0.7%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	10.34%	11/19/2027	$1,405	1,391	1,391
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.19%	11/19/2027	$3,072	3,043	3,020
Energy: Electricity Total							$4,434	$4,411	0.4%

Environmental Industries
Meteor UK Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/14/2032	£—	(16)	(17)
Meteor UK Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	(4)	—
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.21%	5/14/2032	£8,104	10,793	11,030
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.72%	7/12/2029	£68	83	93
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.23%	7/12/2029	€27	28	32
Reconomy (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/12/2029	£—	(66)	—
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	5,105
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	10.88%	9/7/2029	$27,259	27,104	27,259
Titan Cloud Software, Inc (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.60%	10.92%	9/7/2028	$3,006	2,975	3,006
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	2.00% (4.60% PIK)	10.91%	9/7/2029	$12,234	12,170	12,234
Environmental Industries Total							$56,599	$58,742	5.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.08%	12/23/2027	$2,665	2,631	2,665
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.08%	12/23/2027	$852	845	852
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	12/23/2027	$1,467	1,458	1,467
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(7)	—
Avalon Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/16/2032	£—	(33)	(35)
Avalon Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.57%	4/16/2032	£50	65	68
Choreo (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/18/2028	$—	—	—
Congress Wealth (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$6,500	6,477	6,500
Congress Wealth (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$3,808	3,808	3,808
Congress Wealth (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/30/2029	$—	—	—
Congress Wealth (14)(19)(25)	Equity Interest	—	—	—	—	16	323	715
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$2,123	2,139	2,123
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	2,766
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.88%	8/1/2028	$267	262	267
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	3.50%	5.60%	12/20/2028	€750	779	882
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.72%	5/23/2029	£295	370	405
PMA (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(17)	(6)
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	1/31/2031	$58	57	58
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	34	3,413	3,396
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	147
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	515
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	10/2/2028	$9,161	9,161	9,161
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.28%	10/2/2028	$2,313	2,310	2,313
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.31%	10/4/2028	$1,580	1,549	1,580
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(11)	—
FIRE: Finance Total							$36,114	$39,647	3.5%

FIRE: Insurance
McLarens Acquisition Inc. (3)(6)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.96%	12/19/2027	£44	44	60
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	9.19%	12/19/2027	$415	411	415
McLarens Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2027	$—	(19)	—
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	9.20%	12/19/2027	$264	261	264
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	9.19%	12/19/2027	$7	7	7
McLarens Acquisition Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2027	£—	(3)	—
McLarens Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(9)	—
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	9.20%	12/19/2027	$95	94	95
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	9.19%	12/19/2027	$907	898	907
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	9.19%	12/19/2027	$250	248	250
McLarens Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(2)	—
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	9.19%	12/19/2027	$4,568	4,567	4,568

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/17/2032	€—	—	—
MRHT (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/10/2031	€—	(15)	(16)
MRHT (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.14%	5/17/2032	€15,292	16,997	17,808
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.24%	12/31/2031	$1,930	1,890	1,930
Simplicity (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(40)	—
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	12/31/2031	$10,224	10,146	10,224
FIRE: Insurance Total							$35,475	$36,512	3.2%

Healthcare & Pharmaceuticals
AEG Vision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$33,860	33,400	33,860
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$16,268	16,167	16,268
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$17,742	17,633	17,742
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$2,048	2,035	2,048
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(5)	(6)
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(4)	(4)
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	3,016
Apollo Intelligence (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.06%	5/31/2028	$15,001	15,249	14,926
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	10.06%	5/31/2028	$8,913	8,878	8,878
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	3/25/2028	$2,437	2,331	2,437
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028	$4,950	4,908	4,950
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$9,066	8,967	8,952
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
EHE Health (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$10,814	10,722	10,814
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,384
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	8.45%	9/30/2026	$9,901	9,925	9,109
HealthDrive (15)(19)	First Lien Senior Secured Loan	SOFR	6.10%	10.43%	8/20/2029	$1,899	1,899	1,899
HealthDrive (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.43%	8/20/2029	$270	270	270
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.43%	8/20/2029	$993	987	993
HealthDrive (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.10%	10.43%	8/20/2029	$367	367	367
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,826
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,328	5,722	6,142
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.04%	5/28/2028	€228	255	259
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.38%	5/28/2028	€133	146	151

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.76%	8/29/2031	€1,465	1,511	1,698
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031	€52	56	61
Nafinco (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€107	109	120
Odyssey Behavioral Health (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(82)	—
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	5/21/2031	$1,615	1,597	1,615
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,399
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(50)	—
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	3.51% (2.75% PIK)	10.56%	3/31/2026	$8,104	8,082	7,294
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.51% (2.75% PIK)	10.56%	3/31/2026	$2,186	2,179	1,967
Red Nucleus (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/17/2031	$—	(23)	—
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	10/17/2031	$567	536	567
RedMed Operations (Collage Rehabilitation) (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(6)	(26)
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.33%	2/28/2031	$945	936	935
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/28/2031	$362	360	360
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.88%	6/16/2028	$8,474	8,399	8,474
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(3)	—
USME Holdco LLC (19)(26)	Subordinated Debt	—	17.00% PIK	17.00%	5/24/3031	$4,984	4,935	4,934
Healthcare & Pharmaceuticals Total							$179,953	$177,679	15.6%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.22%	6/28/2029	£80	99	109
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(17)	(172)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.55%	5/25/2029	$33,570	33,263	31,892
Appriss (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(13)	(27)
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.31%	3/10/2031	$380	355	354
Appriss (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.31%	3/10/2031	$22,114	21,950	21,948
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	1,880
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.90%	9.22%	5/6/2027	$5,503	5,464	5,503
Appriss Holdings, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2027	$—	(5)	(5)
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	2	1,797	1,747
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	3	2,995	2,911
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	1	791	791
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	2	2,072	2,032
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,297	6,209	6,297
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	158
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$5,616	5,528	5,616
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.45% (4.55% PIK)	11.21%	10/17/2031	£2,083	2,651	2,828
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,408	5,360	5,747

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2,429	2,429	6,509
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	134
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,109
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.25%	12.55%	4/25/2027	$7,439	7,408	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.43%	9/25/2026	$1,488	1,484	1,488
Govineer Solutions (fka Black Mountain) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(37)	—
Govineer Solutions (fka Black Mountain) (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.32%	10/7/2030	$1,313	1,288	1,313
Govineer Solutions (fka Black Mountain) (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$4,400	4,372	4,400
HG Insights, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	6/16/2031	$10,820	10,605	10,604
HG Insights, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	505	777	777
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(10)	(25)
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(38)	—
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	12/9/2029	$38,922	38,777	38,922
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(34)	—
New Gen Holding (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.43%	5/28/2031	€26,672	29,900	31,140
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	5,340
PayRange (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(37)	—
PlentyMarkets (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/13/2031	€—	—	(16)
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.76% (3.74% PIK)	8.89%	4/2/2032	€50	54	58
RetailNext (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/5/2030	$—	(28)	(31)
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.32%	12/5/2030	$17,007	16,851	16,837
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	4/15/2027	$5,223	5,204	5,066
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	4/15/2027	$1,959	1,952	1,900
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.20%	4/15/2027	$1,072	1,067	1,032
SAM (19)(26)	First Lien Senior Secured Loan	—	14.25% PIK	14.25%	5/9/2028	$41,192	41,041	41,192
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	10,444
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	3/15/2029	$9,263	9,153	9,263
SensorTower (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(12)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(12)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(12)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	2,578
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.81%	3/6/2028	$2,693	2,665	2,693
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,223	2,957
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,223	2,957
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029	€92	99	109
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$128	127	128
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$262	261	262
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	529	2,833	909
High Tech Industries Total							$282,073	$297,097	26.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032		$—	(5)	(6)
Awayday (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	5/6/2032		$369	357	356
Awayday (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	5/6/2032		$14,361	14,218	14,200
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,379
City BBQ (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(36)	—
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030		$9,325	9,257	9,325
City BBQ (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	—
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	4/1/2031		$4,505	4,460	4,505
Concert Golf Partners Holdco LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	8.88%	3/31/2031		$6,658	6,574	6,658
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/1/2030		$—	(23)	—
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.73%	2/21/2028		€500	522	588
Pollo Tropical (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029		$—	(10)	(5)
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	10/23/2029		$3,182	3,149	3,166
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	1/19/2028		$5,273	5,256	5,273
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	1/19/2028		$9,775	9,611	9,775
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(40)	—
Hotel, Gaming & Leisure Total								$54,561	$55,214	4.8%

Media: Advertising, Printing & Publishing
AdThrive (18)	First Lien Senior Secured Loan	SOFR	4.36%	8.69%	3/23/2028		$4,936	4,871	4,856
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031		$50	50	50
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(29)	(32)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(14)	(8)
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031		$50	50	50
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.25%	10.47%	6/29/2029		£2,217	2,621	2,596
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.47%	6/29/2029		£139	165	181
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.33%	6/24/2029		£69	88	95
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.66%	4/30/2026	AUD	98	76	65
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.44%	4/30/2026	AUD	106	73	73
Media: Advertising, Printing & Publishing Total								$7,951	$7,926	0.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.22%	8/31/2028		$1,443	1,440	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.54%	8/31/2028		€1,300	1,433	1,529
Media: Broadcasting & Subscription Total								$2,873	$2,972	0.3%

Media: Diversified & Production
Aptus 1724 Gmbh (6)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (4.00% PIK)	12.46%	3/3/2028		$5,146	5,146	3,859
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (3.75% PIK)	14.06%	12/31/2025		$11,339	9,511	9,752
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (3.75% PIK)	14.06%	9/30/2026		$17,430	14,501	14,990
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.94%	9/30/2026		$1,394	1,386	1,394
Music Creation Group Bidco GmbH (6)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	4.15% (4.00% PIK)	12.46%	3/3/2028		$4,208	4,156	3,156
Media: Diversified & Production Total								$34,700	$33,151	2.9%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€9,590	10,331	11,281
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	24
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.50%	5/26/2028	CAD	28	27	21
New Look Vision Group (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.00%	5/26/2026	CAD	716	515	526
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.50%	5/26/2028	CAD	54	43	40
New Look Vision Group (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (2.00% PIK)	10.45%	5/26/2028		$389	389	389
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	14.44%	6/18/2029		$5,047	4,741	1,262
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	14.44%	6/18/2029		$1,628	1,546	1,628
Retail Total								$25,388	$15,171	1.3%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,070
Advanced Aircrew (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	(3)
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	7/26/2030		$5,069	5,025	5,043
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	629
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(24)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030		$9,000	8,943	9,000
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
AMI (3)(5)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.15%	10/17/2031		$26	(9)	26
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.15%	10/17/2031		$9,251	9,188	9,251
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	3/10/2028		$14,207	14,133	14,136
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	10.32%	3/10/2028		$5,882	5,797	5,840
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(148)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.97%	6/28/2031		£7,497	9,397	10,126

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	5,675	7,783	5,999
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.88% (5.65% PIK)	11.74%	7/10/2028	£901	1,213	1,161
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (5.70% PIK)	11.96%	7/10/2028	£361	477	447
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (5.70% PIK)	11.96%	7/10/2028	£129	173	160
Cube (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/20/2031	$—	(3)	(3)
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	14.22%	5/22/2032	£2,000	2,743	2,743
Cube (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.19%	11.49%	5/20/2031	$100	102	102
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.20% PIK)	11.52%	5/20/2031	$244	244	244
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	497
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.03%	6/1/2028	$1,488	1,480	1,488
Darcy Partners (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/1/2028	$—	—	—
Datix Bidco Limited (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(24)	—
Datix Bidco Limited (3)(6)(17)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.54%	10/30/2030	$421	387	421
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	4/30/2031	$16,626	16,344	16,626
Datix Bidco Limited (3)(6)(17)(19)	First Lien Senior Secured Loan - Revolver	SONIA	5.25%	9.46%	10/30/2030	£60	81	82
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	3/18/2030	$2,830	2,775	2,830
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(22)	—
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(34)	(81)
DTIQ (2)(3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/30/2029	$—	—	(60)
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.83%	9/30/2029	$16,651	16,398	16,401
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.70%	10/30/2030	$2,203	2,133	2,203
Easy Ice (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(70)	—
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.68%	10/30/2030	$7,960	7,854	7,960
Electronic Merchant Systems (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	8/1/2030	$4,112	4,050	4,112
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—	148	1,596	2,055
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,323
E-Tech Group (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.50%	12.00%	4/9/2030	$52	42	36
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(16)	(38)
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.81%	4/3/2032	€50	55	58
Hollywood LP (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	1,756	2,280	2,360
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	11.78%	7/13/2028	€3,772	3,898	4,437
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€3,910	4,085	4,600
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€99	103	116
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028	€4,120	4,261	4,847
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—	7,112	8,136	28,573
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	1/31/2029	$2,500	2,478	2,500
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.28%	1/31/2029	$17,000	16,819	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029	$—	(36)	—
LEP CP Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—	287	380	395

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	518
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.78%	7/1/2027		$8,276	8,170	8,276
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.73%	10.06%	4/25/2028		$2,586	2,576	2,586
Morrow Sodali (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.43%	4/25/2028		$495	479	495
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	4,079
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	9.74%	5/5/2028		£123	168	168
Orion (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.58%	3/19/2027		$206	196	191
Orion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(3)	(5)
Orion (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.56%	3/19/2027		$710	704	704
Orion (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.56%	3/19/2027		$169	157	158
PRGX (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(26)	(55)
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.79%	12/20/2030		$143	148	142
Pure Wafer (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	11/12/2030		$—	(9)	(10)
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.35%	9.66%	11/12/2030		$495	478	485
Pure Wafer (15)(19)	First Lien Senior Secured Loan	SOFR	5.35%	9.68%	11/12/2030		$3,971	3,937	3,951
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,305
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	9.13%	9/12/2031		€1,556	1,723	1,821
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		200	223	235
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		466	520	580
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	537	721
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.51%	2/22/2031		€2,000	2,148	2,353
Spring Finco BV (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	—
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	8.30%	4/9/2031		$2,634	2,623	2,639
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.22%	1/27/2029		£12	15	17
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.60%	12/18/2030		$87	87	87
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.59%	12/18/2030		€3,158	3,402	3,479
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.63%	12/18/2030		€17	18	20
Services: Business Total								$199,932	$225,504	19.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(2)	(2)
CorePower Yoga, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(9)	(9)
CorePower Yoga, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	4/30/2031	$8,000	7,960	7,960
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.01%	6/21/2029	$183	183	175
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	13.07%	6/21/2029	$217	213	212
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.75%	13.07%	6/21/2029	$1,725	1,694	1,690
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	2
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	103
MZR Buyer, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/22/2028	$—	(24)	(104)
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	7.00% (0.50% PIK)	11.76%	12/22/2028	$317	313	298
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	7.00% (0.50% PIK)	11.76%	12/22/2028	$137	136	129
MZR Buyer, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.68%	12/22/2028	$11,798	11,728	11,090
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	7.00% (0.50% PIK)	11.77%	12/22/2028	$5,217	5,165	4,904
Owl Acquisition, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/17/2032	$—	(2)	(2)
Owl Acquisition, LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	4.75%	9.03%	4/17/2032	$77	68	68
Owl Acquisition, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.03%	4/17/2032	$643	641	641
SG Global Midco Limited (6)(19)	First Lien Senior Secured Loan	—	10.00%	10.00%	5/11/2026	£2	3	3
Spotless Brands (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.76%	7/25/2028	$12,030	11,945	12,030
Surrey Bidco Limited (6)(7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.66%	5/11/2026	£68	77	38
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$8,542	8,472	8,467
Services: Consumer Total							$49,371	$47,693	4.2%

Telecommunications
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	9.43%	7/17/2028	$12,010	11,873	11,740
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.43%	7/17/2028	$7,138	7,084	6,978
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.43%	7/17/2028	$2,824	2,795	2,760
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$899	899	885
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	18
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,981
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$9,928	9,856	9,779
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.56%	2/28/2029	$1,211	1,211	1,190
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$446	437	440
Telecommunications Total							$36,434	$35,771	3.1%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026		$931	920	859
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026		$2,395	2,395	2,209
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026		$2,690	2,684	2,480
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026		$5,905	5,887	5,446
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026		$13,086	13,086	12,071
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.60% (1.25% PIK)	11.18%	8/3/2026		$4,703	4,630	4,226
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—		—	445	—
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—		9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—		122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—		1,011	1,019	347
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—		11	1,095	1,183
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028		$1,072	1,064	1,024
Gulf Winds International (15)(19)(29)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028		$11,944	11,708	11,406
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.33%	12/16/2028		$3,414	3,313	3,158
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—		1,377	1,377	707
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028		$11,944	11,704	11,944
RoadOne (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.49%	12/29/2028		$3,922	3,845	3,922
RoadOne (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.49%	12/29/2028		$934	922	934
Transportation: Cargo Total								$66,103	$61,916	5.4%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.52%	5/1/2029		$9,381	9,296	9,381
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	5/1/2029		$4,035	3,985	4,035
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.78%	5/1/2029		$12,005	11,838	12,005
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029		$831	831	831
Transportation: Consumer Total								$25,950	$26,252	2.3%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/24/2031		$1,301	1,283	1,301
Vessco Water (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031		$—	(10)	—
Utilities: Water Total								$1,273	$1,301	0.1%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.91%	7/6/2028		$14,608	14,088	8,767
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (4.60% PIK)	10.91%	7/6/2028		$2,088	1,984	1,252
Chex Finer Foods, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(16)	(16)
Chex Finer Foods, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	10.32%	6/6/2031		$387	369	369
Chex Finer Foods, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	6/6/2031		$25,467	25,308	25,308
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	1,003
SureWerx (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	12/28/2029		$534	534	531
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028	CAD	—	—	—
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	12/28/2029		$403	393	395
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.55%	12/28/2028		$443	428	437
Wholesale Total								$43,739	$38,046	3.3%
Non-Controlled/Non-Affiliate Investments Total								$1,826,043	$1,847,266	162.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—	5,119	3,842	9,880
Aerospace & Defense Total							$3,842	$9,880	0.9%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—	6,720	3,372	3,252
Beverage, Food & Tobacco Total							$3,372	$3,252	0.3%

Consumer Goods: Durable
Walker Edison (2)(3)(7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	11.17%	3/31/2029	$667	656	(298)
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85% PIK	11.17%	3/31/2029	$724	724	—
Walker Edison (10)(14)(19)(25)	Equity Interest	—	—	—	—	60	5,592	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% PIK	11.16%	3/31/2027	$7,539	6,621	—
Walker Edison (7)(10)(14)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.40%	10.66%	3/31/2027	$3,182	3,089	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.16%	3/31/2027	$971	873	—
Walker Edison (7)(10)(14)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.90% PIK	11.21%	3/31/2027	$2,229	2,045	—
Consumer Goods: Durable Total							$19,600	$(298)	0.0%

Telecommunications
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—	38	37,850	39,743
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—	6	3,852	5,300
DC Blox (10)(14)(19)(25)	Preferred Equity	—	—	—	—	7	—	5,858
DC Blox (10)(14)(19)(25)	Equity Interest	—	—	—	—	51	—	—
Telecommunications Total							$41,702	$50,901	4.4%

Non-Controlled/Affiliate Investments Total							$68,516	$63,735	5.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	9,537
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,013	5,797
Gale Aviation (Offshore) Co (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	72,247	72,246	66,097
Aerospace & Defense Total							$93,238	$81,431	7.1%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,209
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	47	40,050	48,217
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$40,950	$49,426	4.3%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$163,995	163,994	151,925
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	9	1,342
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	5,938
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	12.30%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	50,829
Investment Vehicles Total							$420,941	$400,763	35.3%

Services: Business
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.36%	11/26/2031	£47	58	54
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Services: Business Total							$58	$54	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	39,459	39,770	59,122
Transportation: Cargo Total							$39,770	$59,122	5.2%
Controlled Affiliate Investments Total							$594,957	$590,796	51.9%
Investments Total							$2,489,516	$2,501,797	219.7%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	4.23%	—	$2,480	2,480	2,480
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	4.20%	—	$131,151	131,151	131,151
Cash Equivalents Total							$133,631	$133,631	11.7%
Investments and Cash Equivalents Total							$2,623,147	$2,635,428	231.4%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$8,704

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 7,534	POUND STERLING 5,690	Bank of New York Mellon	7/18/2025	$(263)
US DOLLARS 1	POUND STERLING 0	Bank of New York Mellon	7/21/2025	(1)
US DOLLARS 8,321	POUND STERLING 6,450	Wells Fargo	7/23/2025	(518)
US DOLLARS 2,762	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/28/2025	310
US DOLLARS 5,159	EURO 4,680	Wells Fargo	7/28/2025	(345)
US DOLLARS 1,029	POUND STERLING 800	Wells Fargo	7/29/2025	(68)
US DOLLARS 14,676	EURO 12,950	Wells Fargo	8/22/2025	(578)
US DOLLARS 2,442	EURO 2,190	Wells Fargo	9/10/2025	(140)
US DOLLARS 5,089	AUSTRALIAN DOLLARS 8,090	Bank of New York Mellon	9/17/2025	(221)
US DOLLARS 4,938	POUND STERLING 3,780	Bank of New York Mellon	10/8/2025	(245)
US DOLLARS 15,164	EURO 13,610	Bank of New York Mellon	10/8/2025	(918)
US DOLLARS 424	CANADIAN DOLLAR 600	Bank of New York Mellon	12/19/2025	(20)
US DOLLARS 148	EURO 302	Wells Fargo	1/9/2026	(507)
US DOLLARS 7,650	EURO 7,225	Bank of New York Mellon	1/28/2026	(944)
US DOLLARS 1,388	POUND STERLING 1,118	Bank of New York Mellon	1/30/2026	(146)
US DOLLARS 1,922	POUND STERLING 1,480	Bank of New York Mellon	3/20/2026	(109)
US DOLLARS 16,492	EURO 14,990	Bank of New York Mellon	3/27/2026	(1,398)
US DOLLARS 9,445	EURO 8,610	BNP Paribas	3/30/2026	(830)
US DOLLARS 1,034	POUND STERLING 0	BNP Paribas	4/10/2026	(1,033)
US DOLLARS 3,130	POUND STERLING 2,410	US Bank	4/14/2026	(176)
US DOLLARS 19,307	EURO 16,810	US Bank	5/12/2026	(796)
US DOLLARS 13,483	POUND STERLING 10,160	US Bank	5/14/2026	(453)
US DOLLARS 1,167	EURO 0	Wells Fargo	5/19/2026	(1,167)
US DOLLARS 58	POUND STERLING 55	Bank of New York Mellon	6/8/2026	(17)
US DOLLARS 819	EURO 700	Bank of New York Mellon	6/8/2026	(19)
US DOLLARS 5,137	EURO 4,400	Bank of New York Mellon	6/9/2026	(132)
US DOLLARS 2,760	EURO 2,360	Bank of New York Mellon	6/10/2026	(66)
US DOLLARS 2,470	NEW ZEALAND DOLLAR 4,290	Bank of New York Mellon	6/15/2026	(157)
US DOLLARS 3,959	POUND STERLING 2,915	Bank of New York Mellon	6/17/2026	(39)
US DOLLARS 2,451	POUND STERLING 1,810	US Bank	6/25/2026	(31)
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York Mellon	8/20/2026	(178)
US DOLLARS 27,515	EURO 24,000	Bank of New York Mellon	8/20/2026	(1,313)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	(268)
US DOLLARS 380	CANADIAN DOLLAR 520	Bank of New York Mellon	8/20/2026	(8)
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York Mellon	8/27/2026	(594)
US DOLLARS 1,031	POUND STERLING 820	Bank of New York Mellon	11/25/2026	(92)
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	(162)
				$(13,642)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid

Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at June 30, 2025. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,139,035 as of June 30, 2025.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets totaled 28.34% of the Company’s total assets.
(7)
Loan was on non-accrual status as of June 30, 2025.
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
(22)
$464 of the total par amount for this security is at P+ 5.75%.
(23)
$45 of the total par amount for this security is at SOFR+ 6.50%.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $469,781 or 41.24% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Trillium Foods Investments 1, LLC	5/13/2025
BCSF Project Aberdeen, LLC	7/3/2024
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Congress Wealth	6/27/2024
Congress Wealth	6/30/2023
Darcy Partners	6/1/2022
DC Blox	9/23/2024
DTIQ	9/30/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Gale Aviation (Offshore) Co	1/2/2019
Galeria	8/1/2024
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018

Investment	Acquisition Date
HealthDrive	8/18/2023
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	9/17/2024
MZR Aggregator	12/22/2020
NPC International, Inc.	4/1/2021
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	2/28/2025
PPX	7/29/2021
Precision Ultimate Holdings, LLC	11/6/2019
Precision Ultimate Holdings, LLC	10/7/2024
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
Superna Inc.	3/8/2022
Taoglas	2/28/2023
Taoglas	6/27/2024
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Walker Edison	3/1/2023
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.
(27)
Asset is in an escrow liquidating trust.
(28)
Tick mark not used.
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See “Note 6. Debt.”
(30)
Cash equivalents include $131,148 of restricted cash.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Loan includes interest rate floor of 3.00%.
(34)
Tick mark not used.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended June 30, 2025 and 2024, the Company recorded $5.1 million and $8.2 million, respectively, of dividend income, of which, $2.9 million and $0.0 million, respectively, related to PIK dividends. For the six months ended June 30, 2025 and 2024, the Company recorded $11.6 million and $16.5 million, respectively, of dividend income, of which, $3.0 million and $0.0 million, respectively, related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, there were fourteen loans from five issuers on non-accrual. As of December 31, 2024, there were eight loans from five issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2025 and 2024, we recorded an expense of $1.1 million and $1.1 million, respectively for U.S. federal excise tax. For the six months ended June 30, 2025 and 2024, we recorded an expense of $2.2 million and $2.1 million, respectively for U.S. federal excise tax.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting for its forward currency exchange contracts and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through June 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of June 30, 2025, the tax years that remain subject to examination are from 2021 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through August 5, 2025, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,606,552	64.5%	$1,577,960	63.1%
Second Lien Senior Secured Loan	20,125	0.8	20,350	0.8
Subordinated Debt	92,775	3.7	91,052	3.6
Preferred Equity	136,203	5.5	180,711	7.2
Equity Interest	212,920	8.6	230,141	9.2
Warrants	—	—	820	0.0
Subordinated Notes in Investment Vehicles (1)	354,723	14.2	342,654	13.7
Preferred Equity Interest in Investment Vehicles (1)	9	0.0	1,342	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.7	56,767	2.3
Total	$2,489,516	100.0%	$2,501,797	100.0%

(1)
Represents debt and equity investment in ISLP and SLP (each as defined later).

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loans	$1,579,288	64.5%	$1,557,823	64.1%
Second Lien Senior Secured Loans	48,720	2.0	30,104	1.2
Subordinated Debt	54,443	2.2	53,350	2.2
Preferred Equity	142,046	5.8	170,876	7.0
Equity Interests	219,052	9.0	230,615	9.5
Warrants	—	—	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.8	337,224	13.9
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.7	50,559	2.1
Total	$2,446,990	100.0%	$2,431,189	100.0%

(1)
Represents debt and equity investment in ISLP and SLP.

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,197,162	88.3%	$2,161,486	86.5%
Cayman Islands	112,016	4.5	125,219	5.1
Belgium	23,471	0.9	45,797	1.8
United Kingdom	40,790	1.6	43,543	1.7
Germany	31,672	1.3	31,672	1.3
France	29,900	1.2	31,140	1.2
Luxembourg	22,720	0.9	24,664	1.0
Ireland	12,331	0.5	10,841	0.4
Australia	3,953	0.2	10,018	0.4
Canada	5,069	0.2	6,253	0.2
Italy	5,722	0.2	6,142	0.2
Jersey	2,280	0.1	2,360	0.1
Netherlands	1,676	0.1	1,879	0.1
Guernsey	402	0.0	438	0.0
New Zealand	352	0.0	345	0.0
Total	$2,489,516	100.0%	$2,501,797	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$420,941	16.8%	$400,763	16.0%
High Tech Industries	282,073	11.3	297,097	11.9
Aerospace & Defense	251,329	10.1	248,741	9.9
Services: Business	199,990	8.0	225,558	9.0
Healthcare & Pharmaceuticals	179,953	7.2	177,679	7.1
Transportation: Cargo	105,873	4.3	121,038	4.8
Beverage, Food & Tobacco	118,568	4.8	117,327	4.7
Automotive	103,980	4.2	101,330	4.1
FIRE: Finance (1)	77,064	3.1	89,073	3.6
Telecommunications	78,136	3.1	86,672	3.5
Consumer Goods: Non-Durable	81,305	3.3	79,767	3.2
Construction & Building	76,830	3.1	77,377	3.1
Environmental Industries	56,599	2.3	58,742	2.3
Hotel, Gaming & Leisure	54,561	2.2	55,214	2.2
Capital Equipment	43,593	1.8	49,783	2.0
Services: Consumer	49,371	2.0	47,693	1.9
Consumer Goods: Durable	66,238	2.7	47,433	1.9
Chemicals, Plastics & Rubber	45,549	1.8	45,020	1.8
Wholesale	43,739	1.8	38,046	1.5
FIRE: Insurance (1)	35,475	1.4	36,512	1.5
Media: Diversified & Production	34,700	1.4	33,151	1.3
Transportation: Consumer	25,950	1.0	26,252	1.0
Retail	25,388	1.0	15,171	0.6
Media: Advertising, Printing & Publishing	7,951	0.3	7,926	0.3
Containers, Packaging & Glass	7,605	0.3	7,738	0.3
Energy: Electricity	4,434	0.2	4,411	0.2
Media: Broadcasting & Subscription	2,873	0.1	2,972	0.1
Consumer Goods: Wholesale	8,175	0.3	2,010	0.1
Utilities: Water	1,273	0.1	1,301	0.1
Total	$2,489,516	100.0%	$2,501,797	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of June 30, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $50.8 million. As of December 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.4 million.

As of June 30, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of June 30, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,145.4 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of June 30, 2025, ISLP had $717.7 million in debt and equity investments, at fair value. As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value.

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

On June 24, 2025, the ISLP Credit Facility Tranche A and ISLP Credit Facility Tranche B were terminated.

On June 24, 2025, ISLP, through a wholly-owned subsidiary, entered into a €375.0 million senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 195 basis points with Deutsche Bank (the “ISLP Credit Facility”). The maturity date of the ISLP Credit Facility is June 24, 2030.

As of June 30, 2025, the ISLP Credit Facilities had $340.7 million of outstanding debt under the credit facility. As of December 31, 2024 the ISLP Credit Facilities had $297.6 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2025 and year ended December 31, 2024 were 6.6% and 7.5%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2025	December 31, 2024
Total investments	$717,686	$655,804
Weighted average yield on investments	10.1%	10.6%
Number of borrowers in ISLP	39	35
Largest portfolio company investment	$53,839	$51,142
Total of five largest portfolio company investments	$208,731	$196,173
Unfunded commitments	$—	$3,907

Below is a listing of ISLP’s individual investments as of June 30, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—	AUD	10,238	7,115	19,759
Aerospace & Defense Total								$7,115	$19,759	25.6%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.66%	4/30/2026	AUD	9,730	7,114	6,396
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.44%	4/30/2026	AUD	4,081	2,568	2,683
Media: Advertising, Printing & Publishing Total								$9,682	$9,079	11.8%

Australian Dollar Total								$16,797	$28,838	37.4%

British Pound
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.47%	2/10/2032		£1,564	2,120	2,134
Capital Equipment Total								$2,120	$2,134	2.8%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.72%	7/12/2029		£6,050	7,045	8,297
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.23%	7/12/2029		£6,578	8,094	8,859
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.80%	7/12/2029		£6,578	8,450	8,569
Environmental Industries Total								$23,589	$25,725	33.4%

FIRE: Finance
Avalon Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.57%	4/16/2032		£12,058	16,225	16,329
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.72%	5/23/2029		£29,070	35,392	39,867
FIRE: Finance Total								$51,617	$56,196	72.9%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.97%	12/19/2027		£7,279	9,196	9,983
FIRE: Insurance Total								$9,196	$9,983	13.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.22%	6/28/2029	£7,880	9,126	10,807
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.22%	6/28/2029	£9,764	11,887	13,390
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.47% (5.78% PIK)	12.47%	1/3/2030	£9,462	11,951	12,911
High Tech Industries Total							$32,964	$37,108	48.2%

Media: Advertising, Printing & Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.60%	9/2/2029	£5,172	6,068	5,696
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.47%	6/29/2029	£13,160	15,240	17,100
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.12%	10.33%	6/24/2029	£6,700	8,636	9,188
Media: Advertising, Printing & Publishing Total							$29,944	$31,984	41.5%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.97%	6/28/2031	£7,497	9,726	10,126
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.88% (5.65% PIK)	11.74%	7/10/2028	£27,704	37,237	35,712
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.47%	4/30/2031	£8,160	10,494	11,190
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (5.70% PIK)	11.96%	7/10/2028	£6,119	8,084	7,580
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.98% (5.70% PIK)	11.96%	7/10/2028	£8,513	11,247	10,547
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	9.74%	5/5/2028	£12,151	16,546	16,664
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	11.36%	11/26/2031	£4,462	5,598	5,201
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	£1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	£5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.22%	1/27/2029	£1,200	1,494	1,637
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.22%	2/1/2029	£14,364	17,673	19,698
Services: Business Total							$118,099	$118,355	153.6%

Services: Consumer
SG Global Midco Limited (6)(19)	First Lien Senior Secured Loan	—	10.00%	10.00%	5/11/2026	£215	285	295
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.66%	5/11/2026	£7,180	8,406	3,939
Services: Consumer Total							$8,691	$4,234	5.4%

British Pound Total							$276,220	$285,719	370.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.82%	8.50%	5/26/2028	CAD	17,965	14,722	13,183
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.50%	5/26/2028	CAD	1,171	903	859
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.82%	8.50%	5/26/2028	CAD	2,242	1,612	1,645
Retail Total								$17,237	$15,687	20.4%

Canadian Dollar Total								$17,237	$15,687	20.4%

European Currency
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032		€5,450	6,335	6,411
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.39%	2/10/2032		€1,655	1,924	1,947
Capital Equipment Total								$8,259	$8,358	10.8%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.89%	12/22/2027		€9,118	9,252	10,216
Chemicals, Plastics & Rubber Total								$9,252	$10,216	13.3%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.23%	7/12/2029		€2,440	2,475	2,870
Environmental Industries Total								$2,475	$2,870	3.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.38%	5/28/2028		€13,179	15,978	14,959
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.04%	5/28/2028		€22,584	27,378	25,635
Nafinco (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031		€8,000	8,406	9,316
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.68%	8.26%	1/19/2029		€13,492	15,125	15,315
Pharmathen (18)(19)	First Lien Senior Secured Loan- Revolver	EURIBOR	5.68%	8.26%	1/19/2029		€2,453	2,633	2,785
Healthcare & Pharmaceuticals Total								$69,520	$68,010	88.3%

High Tech Industries
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.41%	1/14/2030		€13,919	15,101	16,373
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	2.76% (3.74% PIK)	8.89%	4/2/2032		€15,042	17,332	17,539
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029		€8,250	8,367	9,704
High Tech Industries Total								$40,800	$43,616	56.6%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.54%	8/31/2028		€2,619	2,951	3,081
Media: Broadcasting & Subscription Total								$2,951	$3,081	4.0%

Media: Diversified & Production
Aptus 1724. Gmbh (19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	4.00% (4.00% PIK)	9.96%	3/3/2028		€36,230	42,806	31,963
Media: Diversified & Production Total								$42,806	$31,963	41.5%

Services: Business
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.81%	4/3/2032		€7,904	9,096	9,205
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	10.00% PIK	12.32%	7/13/2028		€15,056	16,900	17,710
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.63%	12/18/2030		€3,423	3,781	4,026
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.60%	12/18/2030		€3,322	3,462	3,908
Services: Business Total								$33,239	$34,849	45.2%

European Currency Total								$209,302	$202,963	263.4%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.50%	10.06%	7/15/2029	NOK	174,360	16,601	17,273
Services: Business Total								$16,601	$17,273	22.4%

Norwegian Krone Total								$16,601	$17,273	22.4%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028	$9,653	9,611	9,653
Automotive Total							$9,611	$9,653	12.5%

Capital Equipment
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	2/10/2032	$2174	2,152	2,152
Capital Equipment Total							$2,152	$2,152	2.8%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$22,925	22,925	22,066
Chemicals, Plastics & Rubber Total							$22,925	$22,066	28.6%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.43%	3/31/2028	$5,000	4,962	5,000
Consumer Goods: Durable Total							$4,962	$5,000	6.5%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.27%	12/9/2029	$23,226	23,073	23,226
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$16,450	16,354	16,450
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.08%	5/14/2029	$8,550	8,500	8,550
High Tech Industries Total							$47,927	$48,226	62.6%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$9,411	9,318	9,364
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$6,763	6,696	6,730
Media: Advertising, Printing & Publishing Total							$16,014	$16,094	20.9%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.22%	8/31/2028	$23,907	23,809	23,907
Media: Broadcasting and Subscription Total							$23,809	$23,907	31.0%

Media: Diversified & Production
Aptus 1724 Gmbh (19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.15% (4.00% PIK)	12.46%	3/3/2028	$10,351	10,321	7,764
Media: Diversified & Production Total							$10,321	$7,764	10.1%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	3/10/2028		$11,640	11,586	11,582
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.68%	10/30/2030		$8,457	8,339	8,457
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.20% PIK)	11.52%	5/20/2031		$8,786	8,786	8,786
Services: Business Total								$28,711	$28,825	37.4%

U.S. Dollar Total								$166,432	$163,687	212.4%

New Zealand Dollar
Beverage, Food & Tobacco
Hellers (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.31% (2.19% PIK)	8.84%	9/27/2030	NZ$	5,897	3,425	3,519
Beverage, Food & Tobacco Total								$3,425	$3,519	4.6%

New Zealand Dollar Total								$3,425	$3,519	4.6%

Total								$706,014	$717,686	931.4%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	$56
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	32
EURO 2,010	AUSTRALIAN DOLLARS 3,634	Standard Chartered	07/11/2025	(21)
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(79)
US DOLLARS 8,425	AUSTRALIAN DOLLARS 13,396	Standard Chartered	07/11/2025	(356)
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(103)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(72)
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	37
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	49
EURO 1,786	BRITISH POUNDS 1,556	Standard Chartered	07/11/2025	(34)
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(41)
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	11
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(154)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(84)
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	(25)
US DOLLARS 7,485	BRITISH POUNDS 5,734	Goldman Sachs	07/11/2025	(373)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	(90)
US DOLLARS 13,351	BRITISH POUNDS 10,983	Morgan Stanley	09/11/2025	(1,706)
US DOLLARS 1,071	BRITISH POUNDS 860	Morgan Stanley	11/10/2025	(108)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	6
EURO 536	CANADIAN DOLLARS 843	Standard Chartered	07/11/2025	12
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(39)
US DOLLARS 2,248	CANADIAN DOLLARS 3,107	Standard Chartered	07/11/2025	(30)
EURO 769	NORWEGIAN KRONE 9,294	Standard Chartered	07/11/2025	(16)
EURO 439	NEW ZEALAND DOLLARS 853	Morgan Stanley	09/25/2025	(1)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	2,413
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	136
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	165
EURO 5,147	US DOLLARS 5,860	Standard Chartered	07/11/2025	186
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(622)
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(100)
US DOLLARS 25,170	EURO 22,110	Standard Chartered	07/11/2025	(802)
US DOLLARS 23,819	EURO 21,780	Standard Chartered	09/11/2025	(1,868)
US DOLLARS 677	EURO 640	Morgan Stanley	11/10/2025	(81)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(103)
US DOLLARS 29,725	EURO 27,780	Standard Chartered	11/10/2025	(3,168)
US DOLLARS 1,889	NEW ZEALAND DOLLARS 3,146	Standard Chartered	06/25/2026	(38)
US DOLLARS 3,206	NORWEGIAN KRONE 34,256	Standard Chartered	07/11/2025	(181)
				$(7,192)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at June 30, 2025. Certain investments are subject to a EURIBOR, BKBM, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $77,057 as of June 30, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of June 30, 2025.
(8)
Unrealized appreciation on forward currency exchange contracts.
(9)
The principal amount (par amount) for all debt securities is denominated in U.S. dollars, unless otherwise noted. £ represents Pound Sterling, € represents Euro, NOK represents Norwegian Krone, AUD represents Australian Dollar, CAD represents Canadian Dollar and, NZ$ represents New Zealand Dollar.
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
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $706,014 and $683,538, respectively)	$717,686	$655,804
Cash and cash equivalents	5,489	7,610
Foreign cash (cost of $12,872 and $21,972, respectively)	13,501	21,243
Collateral on forward currency exchange contracts	15	14
Deferred financing costs (net of accumulated amortization of $3,536 and $3,042, respectively)	2,607	2,138
Unrealized appreciation on forward currency exchange contracts	—	4,237
Interest receivable on investments	12,787	13,854
Total assets	$752,085	$704,900

LIABILITIES
Debt	$340,716	$297,634
Subordinated notes payable to members	305,819	297,240
Interest payable on debt	415	5,279
Interest payable on subordinated notes payable to members	18,928	20,204
Unrealized depreciation on forward currency exchange contracts	7,192	—
Distributions payable to members	1,000	550
Accounts payable and accrued expenses	958	429
Total liabilities	$675,028	$621,336
MEMBERS' EQUITY
Total members’ equity	77,057	83,564
Total liabilities and members’ equity	$752,085	$704,900

Selected Statements of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income	$17,914	$19,986	$35,017	$41,437
Total investment income	17,914	19,986	35,017	41,437

Expenses
Interest and debt financing expenses	4,627	6,336	10,456	13,066
Interest expense on subordinated notes payable to members	9,686	10,050	18,429	19,842
Professional fees and other expenses	945	776	1,920	1,607
Total expenses	15,258	17,162	30,805	34,515
Net investment income	2,656	2,824	4,212	6,922

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	1,229	(8,341)	1,407	(8,329)
Net realized loss on extinguishment of debt	(1,652)	—	(1,652)	—
Net realized gain (loss) on foreign currency transactions	(19,873)	7,881	(20,752)	7,873
Net realized gain (loss) on forward currency exchange contracts	(1,170)	998	1,556	844
Net change in unrealized appreciation on foreign currency translation	(4,322)	(6,941)	(16,699)	406
Net change in unrealized appreciation on forward currency exchange contracts	(6,104)	(1,292)	(11,429)	1,954
Net change in unrealized appreciation on investments	25,397	(10,241)	39,405	(21,333)
Total net loss	(6,495)	(17,936)	(8,164)	(18,585)
Net decrease in members’ equity from operations	$(3,839)	$(15,112)	$(3,952)	$(11,663)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of June 30, 2025, the Company’s investment in SLP consisted of subordinated notes of $151.9 million, preferred equity interests of $1.3 million and equity interests of $5.9 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. Since inception, the Company has sold $2,137.7 million of its investments to SLP and purchased $12.6 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

Below is a table summary of the 2018‑1 CLO Reset Notes as of June 30, 2025:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		June 30, 2025
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	6.52%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	6.97%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	7.17%
Class B-R	40,000	3.90	% + 3 Month SOFR	8.17%
Class C-R	30,000	5.90	% + 3 Month SOFR	10.17%
Class D-R	30,000	8.32	% + 3 Month SOFR	12.59%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. The membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of June 30, 2025:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		June 30, 2025
Class A Notes	$234,000	2.55	% + SOFR	6.82%
Class B-1 Notes	29,000	3.80	% + SOFR	8.07%
Class B-2 Notes	9,000	7.50%		7.50%
Class C Notes	32,000	4.55	% + SOFR	8.82%
Class D Notes	24,000	6.65	% + SOFR	10.92%
Class E Notes	24,000	9.84	% + SOFR	14.11%
Total 2023-1 Notes	352,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$397,636

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

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. The Company's membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of June 30, 2025:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		June 30, 2025
Class A-1 Notes	$250,750	1.75	% + SOFR	6.03%
Class A-2 Notes	12,750	1.95	% + SOFR	6.23%
Class B Notes	25,500	2.05	% + SOFR	6.33%
Class C Notes	34,000	2.75	% + SOFR	7.03%
Class D Notes	25,500	4.50	% + SOFR	8.78%
Total 2024-1 Notes(1)	348,500
Membership Interests	76,395	Non-interest bearing		Not applicable
Total	$424,895

(1) As of June 30, 2025, there were no Class E Notes outstanding.

On December 9, 2024, SLP, through SLP MM CLO WH 3, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with Société Générale, subject to leverage and borrowing base restrictions (the “MM CLO WH 3 Credit Facility”). The maturity date of the MM CLO WH 3 Credit Facility is December 8, 2032. With an effective rate of 6.3% per annum, as of June 30, 2025, the MM CLO WH 3 Credit Facility had $163.0 million of outstanding debt.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of June 30, 2025 was 7.2%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 was 8.2%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2025	December 31, 2024
Total investments	$1,518,682	$1,399,241
Weighted average yield on investments	10.2%	10.6%
Number of borrowers in SLP	87	100
Largest portfolio company investment	$40,353	$35,681
Total of five largest portfolio company investments	$183,580	$171,681
Unfunded commitments	$1,545	$991

Below is a listing of SLP’s individual investments as of June 30, 2025:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of June 30, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	7/12/2029	$20,216	20,022	20,216
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/25/2030	$21,608	21,491	21,608
BTX Precision (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	7/25/2030	$4,987	4,987	4,987
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$14,060	13,910	14,060
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	8/22/2029	$18,421	18,421	18,421
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	8/22/2029	$4,962	4,962	4,962
GSP Holdings, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	11/6/2026	$25,025	24,811	23,273
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	9.13%	7/22/2030	$29,633	29,572	29,633
Whitcraft-Paradigm (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.80%	2/15/2029	$4,536	4,536	4,536
Whitcraft-Paradigm (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/15/2029	$9,775	9,713	9,775
Aerospace & Defense Total							$152,425	$151,471	1648.4%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028	$10,800	10,800	10,800
Chilton (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.76%	2/5/2031	$16,473	16,264	16,349
Gills Point S (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	5/17/2029	$9,800	9,800	9,629
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.43%	11/1/2028	$16,840	16,741	16,840
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.55%	9/9/2027	$8,124	8,076	8,124
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	9/9/2027	$16,199	16,102	16,199
Automotive Total							$77,783	$77,941	848.2%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.68%	3/31/2029	$24,077	23,937	24,077
Beverage, Food & Tobacco Total							$23,937	$24,077	262.0%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$27,189	27,086	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$13,164	13,164	13,164
Capital Equipment Total							$40,250	$40,353	439.1%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029	$13,113	12,958	12,720
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	12/22/2027	$19,809	19,751	19,115
Chemicals, Plastics & Rubber Total							$32,709	$31,835	346.4%

Construction & Building
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.19%	8/16/2027	$18,790	18,790	18,790
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.18%	8/16/2027	$4,993	4,989	4,993
Zeus Fire & Security (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.24%	12/11/2030	$19,403	19,265	19,257
Construction & Building Total							$43,044	$43,040	468.4%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.43%	3/31/2028	$5,000	4,951	5,000
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.26%	9.56%	10/11/2027	$2,000	1,980	2,000
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	10.07%	10/11/2027	$35,514	34,741	35,514
Consumer Goods: Durable Total							$41,672	$42,514	462.7%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	11.20%	1/24/2028	$15,725	15,615	15,647
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	10/25/2029	$13,832	13,724	13,832
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.98%	12/15/2025	$9,807	9,807	9,317
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	2/21/2031	$24,176	23,976	24,176
WU Holdco, Inc. (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.05%	4/15/2032	$26,213	26,082	26,082
Consumer Goods: Non-Durable Total							$89,204	$89,054	969.1%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.15%	5.43%	4/27/2028	$3,290	3,152	2,138
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,169	1,978	—
Consumer Goods: Wholesale Total							$5,130	$2,138	23.3%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.54%	12/29/2027	$22,470	22,361	22,470
Containers, Packaging & Glass Total							$22,361	$22,470	244.5%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	10.34%	11/19/2027	$20,148	20,005	19,947
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	10.34%	11/19/2027	$4,675	4,624	4,628
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.59%	11/19/2027	$3,349	3,349	3,316
Energy: Electricity Total							$27,978	$27,891	303.5%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.08%	12/23/2027	$2,095	2,090	2,090
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	12/23/2027	$8,237	8,237	8,237
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/18/2028	$2,469	2,469	2,469
Congress Wealth (15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.60%	9.90%	6/30/2029	$4,648	4,648	4,648
Congress Wealth (3)(15)(35)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$2,955	2,955	2,955
Congress Wealth (15)(36)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$1,650	1,650	1,650
Congress Wealth (15)(34)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.90%	6/30/2029	$6,927	6,927	6,927
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.88%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.84%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	1/31/2031	$17,456	17,215	17,369
Wealth Enhancement Group (WEG) (15)(19)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.32%	10/2/2028	$11,789	11,772	11,783
FIRE: Finance Total							$69,188	$69,353	754.7%

FIRE: Insurance
Simplicity (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	12/31/2031	$25,124	24,873	25,124
FIRE: Insurance Total							$24,873	$25,124	273.4%

Healthcare & Pharmaceuticals
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	10.20%	3/27/2027	$1,158	1,158	1,158
AOM Infusion (16)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	3/19/2032	$3,643	3,606	3,606
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.06%	5/31/2028	$10,503	10,451	10,450
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	3/25/2028	$12,527	12,451	12,527
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	8/7/2030	$24,564	24,345	24,564
HealthDrive (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.10%	10.43%	8/20/2029	$18,422	18,422	18,422
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	5/21/2031	$35,327	34,925	35,327
Pharmacy Partners (12)(19)(32)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	2/28/2029	$23,406	23,199	23,406
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.02%	10/17/2031	$16,373	16,182	16,373
RedMed Operations (Collage Rehabilitation) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	2/28/2031	$22,875	22,618	22,646
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.88%	6/16/2028	$9,386	9,386	9,386
Healthcare & Pharmaceuticals Total							$176,743	$177,865	1935.6%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Govineer Solutions (fka Black Mountain) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	10/7/2030	$29,020	28,820	29,020
Logrhythm (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.83%	7/2/2029	$7,955	7,759	7,717
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.27%	12/9/2029	$16,125	15,995	16,125
PayRange (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	10/31/2030	$18,340	18,185	18,340
Superna Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.81%	3/6/2028	$32,943	32,720	32,943
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.81%	3/15/2029	$23,131	22,972	23,131
High Tech Industries Total							$126,451	$127,276	1385.1%

Hotel, Gaming & Leisure
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.66%	9/4/2030	$28,613	28,434	28,613
Concert Golf Partners Holdco LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.50%	8.88%	3/31/2031	$20,176	19,950	20,176
Concert Golf Partners Holdco LLC (16)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.88%	3/31/2031	$4,106	4,106	4,106
Pollo Tropical (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	10/23/2029	$7,221	7,137	7,185
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.53%	1/19/2028	$15,640	15,390	15,640
Hotel, Gaming & Leisure Total							$75,017	$75,720	824.0%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.65%	9.95%	5/26/2028	$9,409	9,196	9,409
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	14.44%	6/18/2029	$3,718	3,491	929
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.11% PIK	14.44%	6/18/2029	$1,194	1,138	1,194
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$6	597	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$4,098	—	—
Retail Total							$19,791	$11,532	125.5%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	6/5/2030	$22,417	22,306	22,418
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.15%	10/17/2031	$21,945	21,793	21,781
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	10.32%	3/10/2028	$31,889	31,730	31,730
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	8.30%	4/9/2031	$10,536	10,578	10,558
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	4/30/2031	$6,000	5,917	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.75%	10.04%	2/9/2027	$8,706	8,641	8,706
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	3/18/2030	$16,788	16,661	16,788
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.82%	3/18/2030	$2,809	2,809	2,809
DTIQ (12)(13)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.83%	9/30/2029	$16,873	16,612	16,619
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.68%	10/30/2030	$31,387	30,945	31,387
Orion (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.56%	3/19/2027	$16,659	16,510	16,534
Pure Wafer (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.35%	9.68%	11/12/2030	$6,890	6,824	6,856
PRGX (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.79%	12/20/2030	$17,375	17,203	17,201
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	8/1/2030	$20,895	20,594	20,895
Morrow Sodali (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.93%	4/25/2028	$2,184	2,169	2,184
Morrow Sodali (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.73%	10.06%	4/25/2028	$7,720	7,664	7,720
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.80%	4/9/2030	$7,919	7,853	7,820
Services: Business Total							$246,809	$248,006	2698.9%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
CorePower Yoga, LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	4/30/2031	$21,152	21,047	21,047
Eagle Parent Corp (12)(17)	First Lien Senior Secured Loan	SOFR	4.25%	8.55%	4/2/2029	$3,268	3,262	3,246
MZR Buyer, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	6.85% (0.50% PIK)	11.68%	12/22/2028	$27,270	27,241	25,634
Owl Acquisition, LLC (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.03%	4/17/2032	$15,000	14,889	14,944
Services: Consumer Total							$66,439	$64,871	706.0%

Telecommunications
Meriplex Communications, Ltd. (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.43%	7/17/2028	$14,749	14,628	14,417
Taoglas (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$18,371	18,162	18,096
Telecommunications Total							$32,790	$32,513	353.8%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.65% (1.25% PIK)	11.19%	8/3/2026	$29,472	29,472	27,188
Gulf Winds International (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$14,016	13,814	13,385
Gulf Winds International (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.00%	11.33%	12/16/2028	$15,843	15,700	15,130
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.49%	12/29/2028	$6,863	6,740	6,863
RoadOne (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.49%	12/29/2028	$1,055	1,053	1,055
Transportation: Cargo Total							$66,779	$63,621	692.4%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029	$6,506	6,506	6,506
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.78%	5/1/2029	$22,769	22,380	22,769
Transportation: Consumer Total							$28,886	$29,275	318.7%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.08%	7/24/2031	$13,687	13,620	13,687
Utilities: Water Total							$13,620	$13,687	149.0%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.91%	7/6/2028	$12,177	11,472	7,306
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	12/19/2030	$5,337	5,337	5,337
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.95%	3/31/2029	$6,276	6,145	6,276
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	12/28/2029	$8,177	8,042	8,136
Wholesale Total							$30,996	$27,055	294.5%

Total							$1,534,875	$1,518,682	16527.20%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may bear Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at June 30, 2025. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $9,189 as of June 30, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of June 30, 2025.

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
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $1,534,875 and $1,410,934, respectively)	$1,518,682	$1,399,241
Cash and cash equivalents	15,719	5,331
Restricted cash and cash equivalents	97,483	103,663
Prepaid expenses	4,011	4,245
Deferred financing costs (net of accumulated amortization of $104 and $11, respectively)	1,396	1,489
Interest receivable on investments	11,170	8,930
Receivable for sales and paydowns of investments	24,723	5,301
Total assets	$1,673,184	$1,528,200

LIABILITIES
Debt (net of unamortized debt issuance costs of $7,039 and $7,369, respectively)	$1,296,461	$1,188,131
Subordinated notes payable to members	303,859	293,000
Interest payable on debt	16,862	25,096
Interest payable on subordinated notes payable to members	7,683	7,488
Payable for investments purchased	34,369	21,093
Distributions payable to members	1,500	4,732
Accounts payable and accrued expenses	3,261	2,020
Total liabilities	$1,663,995	$1,541,560

EQUITY
Members’ equity (deficit)	9,189	(13,360)
Total Members' equity (deficit)	$9,189	$(13,360)
Total liabilities and members’ equity	$1,673,184	$1,528,200

Selected Statement of Operations Information

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income	$38,684	$31,775	$76,796	$58,439
Total investment income	38,684	31,775	76,796	58,439

Expenses
Interest and debt financing expenses	23,026	19,364	45,611	35,461
Interest expense on subordinated notes payable to members	7,682	6,144	15,013	12,042
Professional fees and other expenses	2,319	1,587	4,522	3,064
Total expenses	33,027	27,095	65,146	50,567
Net investment income	5,657	4,680	11,650	7,872

Net realized and unrealized gains (losses)
Net realized loss on investments	(1,225)	(8,447)	(5,742)	(7,781)
Net realized loss on extinguishment of debt	—	—	—	(1,139)
Net change in unrealized appreciation on members subordinated notes	11	—	24,141	—
Net change in unrealized appreciation on investments	(2,501)	12,914	(4,500)	9,592
Total net gain (loss)	(3,715)	4,467	13,899	672
Net increase from operations	1,942	9,147	25,549	8,544
Less: net increase attributable to noncontrolling interests	—	—	—	66
Net increase in members' equity from operations	$1,942	$9,147	$25,549	$8,610

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of June 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$7,496	$1,564,667	$5,797	$1,577,960
Second Lien Senior Secured Loans	—	—	20,350	—	20,350
Subordinated Debt	—	—	91,052	—	91,052
Preferred Equity	—	—	180,711	—	180,711
Equity Interests	—	—	220,604	9,537	230,141
Warrants	—	—	820	—	820
Subordinated Notes Investment Vehicles (1)	—	—	342,654	—	342,654
Preferred Equity Interests Investment Vehicles (1)	—	—	—	1,342	1,342
Equity Interests Investment Vehicles (1)	—	—	—	56,767	56,767
Total Investments	$—	$7,496	$2,420,858	$73,443	$2,501,797
Cash equivalents	$133,631	$—	$—	$—	$133,631
Forward currency exchange contracts (liability)	$—	$(13,642)	$—	$—	$(13,642)
Interest rate swap	$—	$8,704	$—	$—	$8,704

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	First Lien		Second Lien	Subordinated
	Senior		Senior	Notes in
	Secured	Equity	Secured	Investment	Preferred	Subordinated		Total
	Loans	Interests	Loans	Vehicles (1)	Equity	Debt	Warrants	Investments
Balance as of January 1, 2025	$1,543,286	$219,210	$30,104	$337,224	$170,876	$53,350	$628	$2,354,678
Purchases of investments and other adjustments to cost	731,710	4,713	—	17,500	6,767	28,790	—	789,480
Paid-in-kind interest income	10,071	—	—	—	2,921	4,375	—	17,367
Net accretion of discounts (amortization of premiums)	2,680	(6)	41	—	2	111	—	2,828
Principal repayments and sales of investments	(717,119)	(7,866)	(9,597)	—	(12,721)	(16)	—	(747,319)
Net change in unrealized appreciation on investments	(5,908)	7,527	18,840	(12,070)	15,672	(626)	192	23,627
Net realized gain (loss) on investments	(53)	(2,974)	(19,038)	—	2,262	—	—	(19,803)
Reclassifications	—	—	—	—	(5,068)	5,068	—	—
Balance as of June 30, 2025	$1,564,667	$220,604	$20,350	$342,654	$180,711	$91,052	$820	$2,420,858
Change in unrealized appreciation attributable to investments still held at June 30, 2025	$(8,803)	$9,275	$(39)	$(12,070)	$16,145	$(626)	$192	$4,074

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the six months ended June 30, 2025, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the six months ended June 30, 2025, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of June 30, 2025 were as follows:

	As of June 30, 2025
			Significant	Range of Significant
	Fair Value of		Unobservable	Unobservable Inputs
	Level 3 Assets (1)	Valuation Technique	Inputs	(Weighted Average (2))
First Lien Senior Secured Loans	$1,259,443	Discounted cash flows	Comparative Yields	5.1%		—	22.0%		(10.9%)
First Lien Senior Secured Loans	71,978	Comparable company multiple	EBITDA Multiple	7.0	x	—	15.3	x	(10.0x)
First Lien Senior Secured Loans	2,890	Comparable company multiple	Revenue Multiple				0.4	x
First Lien Senior Secured Loans	12,052	Collateral coverage	Recovery Rate				100.0%
Second Lien Senior Secured Loans	20,350	Discounted cash flows	Comparative Yields	13.0%		—	13.2%		(13.1%)
Subordinated Notes in Investment Vehicles	342,654	Collateral coverage	Recovery Rate	92.6%		—	100.0%		(96.7%)
Subordinated Debt	86,118	Discounted cash flows	Comparative Yields	11.8%		—	18.1%		(16.7%)
Equity Interests	59,122	Discounted cash flows	Discount Rate				13.4%
Equity Interests	81,292	Comparable company multiple	EBITDA Multiple	4.0	x	—	26.0	x	(12.1x)
Equity Interests	7,565	Comparable company multiple	Revenue Multiple	0.4	x	—	14.5	x	(9.9x)
Equity Interests	1,209	Comparable company multiple	Book Value Multiple				1.0	x
Preferred equity	74,347	Comparable company multiple	EBITDA Multiple	6.7	x	—	15.3	x	(11.4x)
Preferred equity	48,306	Comparable company multiple	Revenue Multiple	4.0	x	—	9.0	x	(8.1x)
Preferred equity	48,217	Comparable company multiple	Book Value Multiple				1.0	x
Preferred equity	7,481	Discounted cash flows	Comparative Yields				14.0%
Warrants	158	Comparable company multiple	Revenue Multiple				3.5	x
Warrants	662	Discounted cash flows	Discount Rate				25.0%
Total investments	$2,123,844

(1)
Included within the Level 3 assets of $2,420,858 is an amount of $297,014 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of June 30, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2025	December 31, 2024
2019-1 Debt	2	$352,518	$352,500
March 2026 Notes	2	295,915	291,280
October 2026 Notes	2	290,995	285,940
March 2030 Notes	2	347,821	—
Sumitomo Credit Facility	3	263,000	442,699
Total Debt		$1,550,249	$1,372,419

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

For the three months ended June 30, 2025 and 2024, management fees were $9.3 million and $8.8 million, respectively. For the six months ended June 30, 2025 and 2024, management fees were $18.3 million and $17.6 million, respectively.

As of June 30, 2025 and December 31, 2024, $9.3 million and $9.2 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended June 30, 2025 and 2024, the Company incurred $5.4 million and $7.9 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

For the six months ended June 30, 2025 and 2024, the Company incurred $7.7 million and $17.2 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of June 30, 2025 and December 31, 2024, there was $5.4 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of June 30, 2025 and December 31, 2024.

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

For the three months ended June 30, 2025 and 2024, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.5 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $1.2 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, respectively, there were $0.6 million and $0.8 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the sub-administrator of $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

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

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at June 30, 2025 and December 31, 2024, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the six months ended June 30, 2025 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$8,429	$—	$(3,360)	$(1,817)	$—	$3,252	$—	$3
Ansett Aviation Training First Lien Senior Secured Loan	4,374	—	(4,601)	934	(707)	—	166	—
Ansett Aviation Training Equity Interest (1)	8,617	—	—	1,263	—	9,880	—	5
Blackbrush Oil & Gas, L.P. Preferred Equity (1)	—	2,971	—	—	(2,971)	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	1,408	68	(1,384)	(92)	—	—	50	—
DC Blox Preferred Equity (1)	38,523	—	(50)	1,270	—	39,743	—	—
DC Blox Preferred Equity (1)	5,230	—	(7)	77	—	5,300	—	—
DC Blox Preferred Equity (1)	4,277	—	(11)	1,592	—	5,858	—	—
Direct Travel, Inc First Lien Senior Secured Loan	—	—	—	—	—	—	—	34
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	656	—	(954)	—	(298)	4	—
Walker Edison Equity Interest (1)	—	—	—	—	—	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	1,040	188	—	(1,228)	—	—	—	—
Walker Edison First Lien Senior Secured Loan - Revolver (1)	3,182	—	(93)	(3,089)	—	—	(61)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	278	445	—	(723)	—	—	6	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	238	103	—	(341)	—	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	137	—	—	(137)	—	—	—	—
Total Non-Controlled/affiliate investment	$75,733	$4,431	$(9,506)	$(3,245)	$(3,678)	$63,735	$165	$42
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$146,495	$17,500	$—	$(12,070)	$—	$151,925	$7,506	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	10	—	—	1,332	—	1,342	1,088	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(4,849)	—	—	10,787	—	5,938	3,234	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,933	—	—	(1,136)	—	5,797	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	11,405	—	—	(1,868)	—	9,537	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	71,813	—	(2,149)	(3,567)	—	66,097	2,200	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	55,408	—	—	(4,579)	—	50,829	1,688	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	8,796	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	900	—	—	309	—	1,209	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	45,009	4,500	(6,750)	5,458	—	48,217	1,350	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	57,807	150	(4,000)	5,165	—	59,122	—	—
Parcel2Go First Lien Senior Secured Loan	54	4	—	(4)	—	54	8	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$581,714	$22,154	$(12,899)	$(173)	$—	$590,796	$25,870	$—
Total	$657,447	$26,585	$(22,405)	$(3,418)	$(3,678)	$654,531	$26,035	$42

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 172.4% and 181.7%, respectively.

The Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,423	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,216	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,236	300,000	300,000	297,556
March 2030 Notes	350,000	350,000	350,703	—	—	—
Sumitomo Credit Facility	855,000	263,000	263,000	855,000	442,699	442,699
Total Debt	$2,157,500	$1,565,500	$1,562,578	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2025 and year ended December 31, 2024 was 4.8% and 5.1%, respectively.

The combined weighted average borrowings outstanding for the six months ended June 30, 2025 and year ended December 31, 2024 were $1.5 billion and $1.3 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	263,000	—	—	263,000	—
Total Debt Obligations	$1,565,500	$300,000	$300,000	$613,000	$352,500

2019‑1 Debt

On August 28, 2019, the Company, through BCC Middle Market CLO 2019‑1 LLC (the “2019‑1 Issuer”), a Cayman Islands limited liability company and a wholly-owned and consolidated subsidiary of the Company, and BCC Middle Market CLO 2019‑1 Co-Issuer, LLC (the “Co-Issuer” and, together with the 2019-1 Issuer, the “Co-Issuers”), a Delaware limited liability company, completed its $501.0 million term debt securitization (the “2019‑1 CLO Transaction”). The notes issued in connection with the 2019‑1 CLO Transaction (the “2019‑1 Notes”) are secured by a diversified portfolio of the Co-Issuers consisting primarily of middle market loans, the majority of which are senior secured loans (the “2019‑1 Portfolio”). The Co-Issuers also issued Class A‑1L Loans (the “Loans” and, together with the 2019‑1 Notes, the “2019‑1 Debt”). The Loans are also secured by the 2019‑1 Portfolio. At the 2019‑1 Portfolio closing date, the 2019‑1 Portfolio was comprised of assets transferred from the Company and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2019‑1 CLO Transaction.

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

The 2019‑1 CLO Reset Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		June 30, 2025
Class A-1-R	$282,500	1.50	% + 3 Month SOFR	6.02%
Class A-2-R	55,000	2.00	% + 3 Month SOFR	6.52%
Class B-R	15,000	2.60	% + 3 Month SOFR	7.12%
Total 2019-1 Debt	352,500
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$454,750

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

As of June 30, 2025, there were 47 first lien senior secured loans with a total fair value of approximately $366.5 million and cash of $131.1 million securing the 2019-1 Debt. As of December 31, 2024, there were 56 first lien and second lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of June 30, 2025, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million were incurred in connection with the 2019‑1 CLO Reset Notes which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.1 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$5,479	$6,427
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	32	32
Total interest and debt financing expenses	$5,511	$6,459

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$10,988	$12,855
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	64	64
Total interest and debt financing expenses	$11,052	$12,919

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

As of June 30, 2025 and December 31, 2024, the components of the carrying value of the March 2026 Notes were as follows:

	June 30, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(450)	(771)
Original issue discount, net of accretion	(334)	(573)
Carrying value of March 2026 Notes	$299,216	$298,656

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$2,212	$2,213
Amortization of debt issuance cost	161	161
Accretion of original issue discount	121	121
Total interest and debt financing expenses	$2,494	$2,495

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the March 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,425	$4,426
Amortization of debt issuance cost	321	323
Accretion of original issue discount	239	241
Total interest and debt financing expenses	$4,985	$4,990

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

As of June 30, 2025 and December 31, 2024, the components of the carrying value of the October 2026 Notes were as follows:

	June 30, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(940)	(1,303)
Original issue discount, net of accretion	(824)	(1,141)
Carrying value of October 2026 Notes	$298,236	$297,556

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$1,912	$1,912
Amortization of debt issuance cost	182	182
Accretion of original issue discount	160	160
Total interest and debt financing expenses	$2,254	$2,254

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the October 2026 Notes were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$3,825	$3,825
Amortization of debt issuance cost	363	364
Accretion of original issue discount	317	320
Total interest and debt financing expenses	$4,505	$4,509

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2025, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of June 30, 2025 and December 31, 2024, there were $263.0 million and $442.7 million of borrowings under the Sumitomo Credit Facility.

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$4,804	$5,360
Unused facility fee	525	441
Accretion of original issue discount	262	622
Total interest and debt financing expenses	$5,591	$6,423

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$9,260	$11,659
Unused facility fee	1,069	754
Accretion of original issue discount	520	856
Total interest and debt financing expenses	$10,849	$13,269

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

In connection with the March 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the March 2030 Notes, the Company receives a fixed interest rate of 5.95% per annum and pays a floating interest rate of SOFR + 1.90% per annum on $350 million of the March 2030 Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. Please see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 7. Derivatives” for additional detail.

As of June 30, 2025 and December 31, 2024, the components of the carrying value of the March 2030 Notes were as follows:

	June 30, 2025	December 31, 2024
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(4,225)	—
Original issue discount, net of accretion	(3,665)	—
Effective interest rate swap hedge	8,593	—
Carrying value of March 2030 Notes	$350,703	$—

For the three months ended June 30, 2025 and 2024, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$5,264	$—
Amortization of debt issuance cost	224	—
Accretion of original issue discount	194	—
Interest rate swaps	273	—
Hedged items	(33)	—
Total interest and debt financing expenses	$5,922	$—

For the six months ended June 30, 2025 and 2024, the components of interest expense related to the March 2030 Notes were as follows:

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$8,388	$—
Amortization of debt issuance cost	354	—
Accretion of original issue discount	307	—
Interest rate swaps	347	—
Hedged items	(111)	—
Total interest and debt financing expenses	$9,285	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of June 30, 2025 and December 31, 2024 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2025:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$310	$(7,042)	$(6,732)	$6,732	$—
BNP Paribas	Unrealized depreciation on forward currency contracts	$—	$(1,863)	$(1,863)	$—	$(1,863)
US Bank	Unrealized depreciation on forward currency contracts	$—	$(1,456)	$(1,456)	$—	$(1,456)
Wells Fargo	Unrealized depreciation on forward currency contracts	$—	$(3,591)	$(3,591)	$—	$(3,591)
Wells Fargo	Interest rate swap	$8,704	$—	$8,704	$(8,704)	$—

(1)
Amount excludes excess cash collateral paid or received.
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

For the three months ended June 30, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $194.5 million and $118.7 million, respectively, and the average notional exposure for interest rate swaps was $350.0 million and $0.0 million, respectively.

For the six months ended June 30, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $169.7 million and $128.7 million, respectively, and the average notional exposure for interest rate swaps was $233.3 million and $0.0 million, respectively.

The effect of transactions in forward currency exchange contracts to the Consolidated Statements of Operations during the three months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$(1,409)	$169
Net change in unrealized appreciation on forward currency exchange contracts	(15,074)	163
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(16,483)	$332

Included in total net gains (losses) on the Consolidated Statements of Operations is net gains (losses) of $15.2 million and ($0.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($16.5) million and $0.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($1.3) million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the six months ended June 30, 2025 and 2024 was as follows:

	For the Six Months Ended June 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$(3,814)	$1,896
Net change in unrealized appreciation on forward currency exchange contracts	(17,147)	1,404
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(20,961)	$3,300

Included in total net gains (losses) on the Consolidated Statements of Operations is net gains (losses) of $19.5 million and ($2.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($21.0) million and $3.3 million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($1.5) million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2025 and 2024, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended June 30,		Financial Statement Location
	2025	2024
Interest rate swaps	$273	$—	Interest and debt financing expenses
Hedged items	(33)	—	Interest and debt financing expenses

	For the Six Months Ended June 30,		Financial Statement Location
	2025	2024
Interest rate swaps	$347	$—	Interest and debt financing expenses
Hedged items	(111)	—	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
Total distributions declared			$0.90	$58,382

(1) Represents a special dividend.

The distributions declared during the six months ended June 30, 2025 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of June 30, 2025 and December 31, 2024, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At June 30, 2025 and December 31, 2024, the Advisor owned 0.00% and 0.00%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2025 and 2024.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold the following common stock during the six months ended June 30, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Note 10. Commitments and Contingencies

Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

As of June 30, 2025, the Company had $512.7 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	8/3/2026	$1,454
Advanced Aircrew - Revolver	7/26/2030	696
AEG Vision - Delayed Draw	3/27/2027	8,106
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	5,939
AMI - Revolver	10/17/2031	4,538
AOM Infusion - Delayed Draw	3/19/2032	570
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/10/2030	794
Apollo Intelligence - Revolver	5/31/2028	1,102
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,186
Appriss Holdings, Inc. - Revolver	5/6/2027	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	27
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	1,497
ATS - Revolver	7/12/2029	2,010
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Avalon Bidco Limited - Delayed Draw	4/16/2032	5,660
Awayday - Delayed Draw	5/6/2032	984
Awayday - Revolver	5/6/2032	767
AXH Air Coolers - Revolver	10/31/2029	3,670
AXH Air Coolers - Delayed Draw	10/31/2029	5,444
Beacon Specialized Living - Delayed Draw	3/25/2028	10,392
Beacon Specialized Living - Revolver	3/25/2028	1,282

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Beneficium - Delayed Draw	6/28/2031	9,883
BTX Precision - Revolver	7/25/2030	4,211
BTX Precision - Delayed Draw	7/25/2030	12,920
Chase Industries, Inc. - Revolver	11/11/2027	705
Chex Finer Foods, LLC - Revolver	6/6/2031	2,515
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	8,410
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	3,227
Choreo - Delayed Draw	2/18/2028	8,000
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Revolver	4/1/2030	2,492
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	4,738
Congress Wealth - Revolver	6/30/2029	1,102
Congress Wealth - Delayed Draw	6/30/2029	3,400
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
Cube - Delayed Draw	5/20/2031	297
Darcy Partners - Revolver	6/1/2028	349
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	1,742
Datix Bidco Limited - Revolver	10/30/2030	82
Discovery Senior Living - Delayed Draw	3/18/2030	8,973
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	4,032
Duraco - Revolver	6/6/2029	1,991
Easy Ice - Delayed Draw	10/30/2030	8,235
Easy Ice - Revolver	10/30/2030	5,223
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	992
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
E-Tech Group - Revolver	4/9/2030	1,246
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Revolver	6/20/2031	1,577
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	3,763
Forward Slope - Revolver	8/22/2029	3,850
Gills Point S - Revolver	5/17/2029	1,901
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	3,938
Gulf Winds International - Revolver	12/16/2028	2,276
HealthDrive - Delayed Draw	8/20/2029	5,286
HealthDrive - Revolver	8/20/2029	2,387
Hellers - Delayed Draw	9/27/2030	502
Hempz - Revolver	10/25/2029	1,826
ImageTrend - Revolver	1/31/2029	4,000

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Intoxalock - Revolver	11/1/2028	3,430
JHCC Holdings, LLC - Revolver	9/9/2027	1,983
LogRhythm - Revolver	7/2/2029	835
Mach Acquisition R/C - Revolver	10/19/2026	1,506
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Revolver	12/19/2027	170
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	2,428
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	3,910
McLarens Acquisition Inc. - Revolver	12/19/2027	886
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	2,944
McLarens Acquisition Inc. - Revolver	12/20/2027	325
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	6,662
Meteor UK Bidco Limited - Revolver	11/14/2031	1,666
Morrow Sodali - Revolver	4/25/2028	1,632
MRHT - Revolver	11/10/2031	1,599
MRHT - Delayed Draw	5/17/2032	5,999
MZR Buyer, LLC - Revolver	12/22/2028	1,732
Nafinco - Delayed Draw	8/29/2031	802
Nafinco - Revolver	5/30/2031	505
NearMap - Revolver	12/9/2028	5,706
NearMap - Revolver	12/9/2028	3,024
New Look Vision Group - Revolver	5/26/2026	1,281
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,404
Orion - Revolver	3/19/2027	1,238
Orion - Delayed Draw	3/19/2027	602
Orion - Delayed Draw	3/19/2027	1,829
Owl Acquisition, LLC - Revolver	4/17/2032	2,294
Owl Acquisition, LLC - Delayed Draw	4/17/2032	1,093
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	632
PlentyMarkets - Revolver	9/13/2031	1,777
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
PPT Group - Delayed Draw	2/28/2031	4,841
PPT Group - Revolver	2/28/2031	2,418
PRGX - Delayed Draw	12/20/2030	5,464
Pure Wafer - Delayed Draw	11/12/2030	1,981
Pure Wafer - Revolver	11/12/2030	1,486
Pyramid Global Hospitality - Revolver	1/19/2028	3,482
Reconomy - Delayed Draw	7/12/2029	9,600
Red Nucleus - Delayed Draw	10/17/2031	4,070
Red Nucleus - Revolver	10/17/2031	2,117

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,156
RetailNext - Revolver	12/5/2030	3,104
Revalize, Inc. - Revolver	4/15/2027	268
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	6,995
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	1,379
Simplicity - Revolver	12/31/2031	4,348
Simplicity - Delayed Draw	12/31/2031	6,762
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	12/15/2025	698
Spotless Brands - Delayed Draw	7/25/2028	5,345
Spring Finco BV - Delayed Draw	7/15/2029	4,318
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,074
SureWerx - Revolver	12/28/2028	697
SureWerx - Revolver	12/28/2028	8
Taoglas - Revolver	2/28/2029	147
Titan Cloud Software, Inc - Revolver	9/7/2028	2,772
TLC Purchaser, Inc. - Revolver	10/11/2027	9,521
V Global Holdings LLC - Revolver	12/22/2027	1,989
Vessco Water - Delayed Draw	7/24/2031	2,035
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	3/31/2029	298
WCI Gigawatt Purchaser - Revolver	11/19/2027	2,048
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	12,937
Webcentral - Delayed Draw	12/18/2030	1,301
Whitcraft-Paradigm - Revolver	2/28/2029	1,784
Whitcraft-Paradigm - Delayed Draw	2/15/2029	2,565
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	3,531
Zeus Fire & Security - Delayed Draw	12/11/2030	8,077
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$512,683

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2025.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$17.65	$17.60
Net investment income (1)	0.97	1.04
Net realized gain (loss) (1)(7)	(0.36)	(0.02)
Net change in unrealized appreciation (1)(2)(8)	0.20	(0.02)
Net increase in net assets resulting from operations (9)(10)	0.81	1.00
Stockholder distributions from income (3)	(0.90)	(0.90)
Net asset value at end of period	$17.56	$17.70
Net assets at end of period	$1,139,035	$1,142,545
Shares outstanding at end of period	64,868,507	64,562,265
Per share market value at end of period	$15.04	$16.31
Total return based on market value (12)	(9.19)%	14.41%
Total return based on net asset value (4)	4.64%	5.73%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	11.93%	13.55%
Ratio of total expenses to average net assets (5)(11)(13)	12.38%	12.35%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.18%	6.30%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.71%	10.85%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	3.90%	4.61%
Average principal debt outstanding	$1,520,689	$1,263,208
Portfolio turnover (6)	30.36%	30.17%

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
(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2025 and 2024, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the six months ended June 30, 2025 and 2024, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2025 would be 11.93%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2024 would be 13.55%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the six months ended June 30, 2025 would be 12.38%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the six months ended June 30, 2024 would be 12.35%.

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through August 5, 2025, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the Consolidated Financial Statements except for the below:

CLO Reset Transaction

On July 2, 2025 (the “Reset Date”), BCC Middle Market CLO 2019-1, Ltd. (the “CLO Issuer”) and BCC Middle Market CLO 2019-1 Co-Issuer, LLC (the “CLO Co-Issuer” and together with the CLO Issuer, the “CLO Issuers”), both indirect, wholly-owned, consolidated subsidiaries of the Company, closed the refinancing of a $430,250,000 term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”).

The CLO Reset Transaction was executed through the issuance by the CLO Issuers of the following classes of notes pursuant to that certain second amended and restated indenture (as amended, modified or supplemented from time to time, the “Amended and Restated Indenture”), dated as of the Reset Date, by and among the CLO Issuer, the CLO Co-Issuer, and Wells Fargo Bank, National Association, as trustee: (i) $232,000,000 of AAA(sf) Class A-1-RR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.45% (the “Class A-1-RR Notes”); (ii) $16,000,000 of AAA(sf) of Class A-2-RR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.60% (the “Class A-2-RR Notes”); (iii) $24,000,000 of AA(sf) of Class A-3-RR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.85% (the “Class A-3-RR Notes”); (iv) $32,000,000 of A(sf) Class B-RR Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.35% (the “Class B-RR Notes”); and (v) $24,000,000 of BBB(sf) Class C-RR Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 3.35% (the “Class C-RR Notes”, and, together with the Class A-1-RR Notes, the Class A-2-RR Notes, the Class A-3-RR Notes and the Class B-RR Notes, the “Replacement Notes”).

The CLO Reset Transaction is backed by a diversified portfolio of middle-market commercial loans. The Replacement Notes will mature on July 15, 2036; however, the Replacement Notes may be redeemed by the CLO Issuers, at the direction of the CLO Issuer with the consent of the Company, in its capacity as portfolio manager and retention holder, on any business day after July 2, 2026. The Company continues to act as retention holder in connection with the CLO Reset Transaction for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to continue to retain a portion of the preferred shares issued by the CLO Issuer (the “Interests”). The Replacement Notes were 100% funded at closing. The Company continues to retain 100% of the Interests.

The CLO Issuer intends to use the proceeds from the CLO Reset Transaction to, among other things, purchase certain loans (“Collateral Obligations”) from time to time on and after the Reset Date from the Company pursuant to a loan sale agreement entered into on August 28, 2019 (the “Loan Sale Agreement”) among the Company and the CLO Issuer. Under the terms of the Loan Sale Agreement that provide for the sale of Collateral Obligations to the CLO Issuer, the Company will transfer to the CLO Issuer, a portion of its ownership interest in the Collateral Obligations securing the Replacement Notes for the purchase price and other consideration set forth in the Loan Sale Agreement from time to time after the Reset Date. Following these transfers, the CLO Issuer, and not the Company, will hold all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.

The Replacement Notes are the secured obligation of the CLO Issuers, and the obligations of the CLO Issuers under the Replacement Notes are non-recourse to the Company. The Amended and Restated Indenture governing the Replacement Notes include customary covenants and events of default. The Replacement Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

The Company continues to serve as portfolio manager to the CLO Issuer pursuant to a second amended and restated portfolio management agreement entered into on the Reset Date (the “Amended and Restated Portfolio Management Agreement”) and has agreed to irrevocably waive all portfolio management fees payable pursuant to the Amended and Restated Portfolio Management Agreement.

2025 Annual Meeting of Stockholders

On July 15, 2025, the Company reconvened its 2025 Annual Meeting of Stockholders (the “Second Reconvened Annual Meeting”) to vote on “Proposal 2 - Renew Authorization to Offer and Sell Shares of Common Stock Below Net Asset Value,” as described in the Company’s proxy statement filed on April 21, 2025. The 2025 Annual Meeting of Stockholders was initially held on May 22, 2025 and adjourned to June 12, 2025 and July 15, 2025. At the Second Reconvened Annual Meeting, the stockholders did not renew the Company’s authorization, with approval from the Company’s Board of Directors, to sell shares of the Company’s common stock at a price below the then-current net asset value per share, subject to certain limitations.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through June 30, 2025, we have invested approximately $9,497.4 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2025 and December 31, 2024, 92.6% and 92.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.5 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $1.2 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated

Statements of Operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of June 30, 2025, the Company’s asset coverage was 172.4%.

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

Portfolio and Investment Activity

During the three months ended June 30, 2025, we invested $529.6 million, including PIK, in 94 portfolio companies, and had $502.3 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $27.3 million for the period. Of that $529.6 million invested during the three months ended June 30, 2025, $169.7 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the six months ended June 30, 2025, we invested $806.8 million, including PIK, in 119 portfolio companies, and had $748.7 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $58.1 million for the period. Of the $806.8 million invested during the six months ended June 30, 2025, $293.5 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,606,552	64.5%	$1,577,960	63.1%	11.2%	11.2%
Second Lien Senior Secured Loan	20,125	0.8	20,350	0.8	13.9	13.9
Subordinated Debt	92,775	3.7	91,052	3.6	15.0	15.0
Preferred Equity	136,203	5.5	180,711	7.2	7.7	7.4
Equity Interest	212,920	8.6	230,141	9.2	N/A	N/A
Warrants	—	—	820	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	354,723	14.2	342,654	13.7	11.2	11.3
Preferred Equity Interest in Investment Vehicles (3)	9	0.0	1,342	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,209	2.7	56,767	2.3	14.5	16.9
Total	$2,489,516	100.0%	$2,501,797	100.0%	11.4%	11.4%

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

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loans	$1,579,288	64.5%	$1,557,823	64.1%	11.4%	11.4%
Second Lien Senior Secured Loans	48,720	2.0	30,104	1.2	14.1	14.1
Subordinated Debt	54,443	2.2	53,350	2.2	14.3	14.3
Preferred Equity	142,046	5.8	170,876	7.0	9.0	8.8
Equity Interests	219,052	9.0	230,615	9.5	11.8	11.8
Warrants	—	—	628	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	337,224	13.8	337,224	13.9	11.5	11.5
Preferred Equity Interests in Investment Vehicles (3)	10	0.0	10	0.0	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,207	2.7	50,559	2.1	18.6	24.3
Total	$2,446,990	100.0%	$2,431,189	100.0%	11.7%	11.8%

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

The following table presents certain selected information regarding our investment portfolio as of June 30, 2025:

As of
June 30, 2025
Number of portfolio companies	185
Percentage of debt bearing a floating rate (1)	92.6%
Percentage of debt bearing a fixed rate (1)	7.4%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2024:

As of
December 31, 2024
Number of portfolio companies	168
Percentage of debt bearing a floating rate (1)	92.0%
Percentage of debt bearing a fixed rate (1)	8.0%

(1)
Measured on a fair value basis. Subordinated Notes in Investment Vehicles are included in floating rate.

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,448,023	98.3%	$2,487,138	99.4%
Non-accrual	41,493	1.7	14,659	0.6
Total	$2,489,516	100.0%	$2,501,797	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,414,650	98.7%	$2,427,455	99.8%
Non-accrual	32,340	1.3	3,734	0.2
Total	$2,446,990	100.0%	$2,431,189	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, there were fourteen loans from five issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2024, there were eight loans from five issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,606,552	60.4%	$1,577,960	58.9%
Second Lien Senior Secured Loan	20,125	0.8	20,350	0.8
Subordinated Debt	92,775	3.5	91,052	3.4
Preferred Equity	136,203	5.1	180,711	6.8
Equity Interest	212,920	8.0	230,141	8.6
Warrants	—	—	820	0.0
Subordinated Notes in Investment Vehicles (1)	354,723	13.3	342,654	12.8
Preferred Equity Interest in Investment Vehicles (1)	9	0.0	1,342	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.5	56,767	2.1
Cash and cash equivalents	27,843	1.0	27,843	1.0
Foreign cash	8,618	0.3	9,734	0.4
Restricted cash and cash equivalents	136,908	5.1	136,908	5.1
Total	$2,662,885	100.0%	$2,676,282	100.0%

(1)
Represents debt and equity investment in ISLP and SLP

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loans	$1,579,288	62.1%	$1,557,823	61.6%
Second Lien Senior Secured Loans	48,720	1.9	30,104	1.2
Subordinated Debt	54,443	2.1	53,350	2.1
Preferred Equity	142,046	5.6	170,876	6.8
Equity Interests	219,052	8.6	230,615	9.1
Warrants	—	—	628	0.0
Subordinated Notes in Investment Vehicles (1)	337,224	13.2	337,224	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	10	0.0
Equity Interests in Investment Vehicles (1)	66,207	2.6	50,559	2.0
Cash and cash equivalents	51,562	2.0	51,562	2.0
Foreign cash	2,640	0.1	1,963	0.1
Restricted cash and cash equivalents	45,541	1.8	45,541	1.8
Total	$2,546,733	100.0%	$2,530,255	100.0%

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2025 (dollars in thousands):

	As of June 30, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$4,984	0.2%	1	0.5%
2	2,385,732	95.3	172	93.0
3	96,419	3.9	7	3.8
4	14,662	0.6	5	2.7
Total	$2,501,797	100.0%	185	100.0%

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

As of June 30, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of June 30, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of June 30, 2025, ISLP had $717.7 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	June 30, 2025	December 31, 2024
Total investments	$717,686	$655,804
Weighted average yield on investments	10.1%	10.6%
Number of borrowers in ISLP	39	35
Largest portfolio company investment	$53,839	$51,142
Total of five largest portfolio company investments	$208,731	$196,173
Unfunded commitments	$—	$3,907

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

As of June 30, 2025, the Company’s investment in SLP consisted of subordinated notes of $151.9 million, preferred equity interests of $1.3 million and equity interests of $5.9 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10.0 thousand and equity interests of ($4.8) million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	June 30, 2025	December 31, 2024
Total investments	$1,518,682	$1,399,241
Weighted average yield on investments	10.2%	10.6%
Number of borrowers in SLP	87	100
Largest portfolio company investment	$40,353	$35,681
Total of five largest portfolio company investments	$183,580	$171,681
Unfunded commitments	$1,545	$991

Results of Operations

Our operating results for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2025	2024
Total investment income	$70,965	$72,271
Total expenses, net of fee waivers	39,299	38,004
Net investment income before taxes	31,666	34,267
Less: Income taxes, including excise tax	1,076	1,150
Net investment income	30,590	33,117
Net realized gain (loss)	3,322	(5,617)
Net change in unrealized appreciation	(10,190)	1,590
Net increase in net assets resulting from operations	$23,722	$29,090

Our operating results for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Total investment income	$137,804	$146,770
Total expenses, net of fee waivers	72,952	77,528
Net investment income before taxes	64,852	69,242
Less: Income taxes, including excise tax	2,152	2,175
Net investment income	62,700	67,067
Net realized loss	(23,285)	(1,684)
Net change in unrealized appreciation	12,854	(1,198)
Net increase in net assets resulting from operations	$52,269	$64,185

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2025	2024
Interest income	$54,226	$55,106
Dividend income	5,063	8,238
PIK income	7,518	5,786
Other income	4,158	3,141
Total investment income	$70,965	$72,271

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $54.2 million for the three months ended June 30, 2025 from $55.1 million for the three months ended June 30, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $5.1 million for the three months ended June 30, 2025 from $8.2 million for the three months ended June 30, 2024, primarily due to a decrease in dividend income from the SLP and ISLP and certain equity investments. PIK income increased to approximately $7.5 million for the three months ended June 30, 2025 from $5.8 million for the three months ended June 30, 2024, primarily due to an increase in the number of investments earning PIK income. Other income increased to approximately $4.2 million for the three months ended June 30, 2025 from $3.1 million for the three months ended June 30, 2024, primarily due to an increase in structuring, closing and commitment fees earned on certain investments.

The composition of our investment income for the six months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Interest income	$105,054	$110,701
Dividend income	11,574	16,505
PIK income	14,143	11,168
Other income	7,033	8,396
Total investment income	$137,804	$146,770

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $105.1 million for the six months ended June 30, 2025 from $110.7 million for the six months ended June 30, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $11.6 million for the six months ended June 30, 2025 from $16.5 million for the six months ended June 30, 2024, primarily due to a decrease in dividend income from the SLP and ISLP. PIK income increased to approximately $14.1 million for the six months ended June 30, 2025 from $11.2 million for the six months ended June 30, 2024, primarily due to an increase in the number of investments earning PIK income. Other income decreased to approximately $7.0 million for the six months ended June 30, 2025 from $8.4 million for the six months ended June 30, 2024, primarily due to a decrease in amendment, prepayment and commitment fees earned on certain investments. As of June 30, 2025, the weighted average yield of our investment portfolio decreased to 11.4% from 13.1% as of June 30, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2025	2024
Interest and debt financing expenses	$21,772	$17,631
Base management fee	9,257	8,769
Incentive fee	5,446	7,924
Professional fees	714	1,029
Directors fees	182	174
Other general and administrative expenses	1,928	2,477
Total expenses, net of fee waivers	$39,299	$38,004

The composition of our operating expenses for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Interest and debt financing expenses	$40,676	$35,687
Base management fee	18,325	17,587
Incentive fee	7,668	17,156
Professional fees	1,428	1,830
Directors fees	356	348
Other general and administrative expenses	4,499	4,920
Total expenses, net of fee waivers	$72,952	$77,528

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $21.8 million and $17.6 million for the three months ended June 30, 2025 and 2024, respectively. Interest and debt financing expense for the three months ended June 30, 2025 as compared to June 30, 2024 increased primarily due to an increase in debt outstanding. Interest and debt financing expenses on our borrowings totaled approximately $40.7 million and $35.7 million for the six months ended June 30, 2025 and 2024, respectively. Interest and debt financing expense for the six months ended June 30, 2025 as compared to June 30, 2024 increased primarily due to an increase in debt outstanding for the period. The weighted average principal debt balance outstanding for the three months ended June 30, 2025 was $1.6 billion compared to $1.2 billion for the three months ended June 30, 2024. The weighted average principal debt balance outstanding for the six months ended June 30, 2025 was $1.5 billion compared to $1.3 billion for the six months ended June 30, 2024.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the six months ended June 30, 2025 and the year ended December 31, 2024 was 4.8% and 5.1%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.3 million for the three months ended June 30, 2025 from $8.8 million for the three months ended June 30, 2024. Management fee (gross of waivers) increased to $9.3 million for the three months ended June 30, 2025 from $8.8 million for the three months ended June 30, 2024, primarily due to an increase in total assets throughout the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Management fee waived for the three months ended June 30, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $18.3 million for the six months ended June 30, 2025 from $17.6 million for the six months ended June 30, 2024. Management fee (gross of waivers) increased to $18.3 million for the six months ended June 30, 2025 from $17.6 million for the six months ended June 30, 2024, primarily due to an increase in total assets throughout the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Management fee waived for the six months ended June 30, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $5.4 million for the three months ended June 30, 2025 from $7.9 million for the three months ended June 30, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended June 30, 2025 and $0.0 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) decreased to $7.7 million for the six months ended June 30, 2025 from $17.2 million for the six months ended June 30, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the six months ended June 30, 2025 and $0.0 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $2.6 million for the three months ended June 30, 2025 from $3.5 million for the three months ended June 30, 2024, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $5.9 million for the six months ended June 30, 2025 from $6.8 million for the six months ended June 30, 2024, primarily due to a decrease in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net realized gain on investments	$5,515	$2,528
Net realized loss on investments	(1,365)	(7,868)
Net realized gain on foreign currency transactions	581	35
Net realized loss on foreign currency transactions	—	(481)
Net realized gain on forward currency exchange contracts	220	169
Net realized loss on forward currency exchange contracts	(1,629)	—
Net realized gain (loss)	$3,322	$(5,617)

Change in unrealized appreciation on investments	$31,311	$27,935
Change in unrealized depreciation on investments	(27,911)	(26,685)
Net change in unrealized appreciation on investments	3,400	1,250
Unrealized appreciation on foreign currency translation	1,484	177
Unrealized appreciation on forward currency exchange contracts	(15,074)	163
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(13,590)	340
Net change in unrealized appreciation	$(10,190)	$1,590

For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on investments of $4.2 million and ($5.3) million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.6 million and ($0.4) million, respectively, primarily as a result of fluctuations in the EUR, GBP, AUD and CAD exchange rates. For the three months ended June 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $(1.4) million and $0.2 million, respectively, primarily as a result of settling AUD, EUR, GBP and CAD forward contracts.

For the three months ended June 30, 2025, we had $31.3 million in unrealized appreciation on 77 portfolio company investments, which was offset by $27.9 million in unrealized depreciation on 102 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended June 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended June 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of ($15.1) million and $0.2 million, respectively. For the three months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, CAD and NOK forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net realized gain on investments	$6,834	$9,738
Net realized loss on investments	(26,637)	(12,895)
Net realized gain on foreign currency transactions	361	209
Net realized loss on foreign currency transactions	(29)	(632)
Net realized gain on forward currency exchange contracts	381	1,949
Net realized loss on forward currency exchange contracts	(4,195)	(53)
Net realized loss	$(23,285)	$(1,684)

Change in unrealized appreciation on investments	$75,347	$43,336
Change in unrealized depreciation on investments	(47,265)	(45,907)
Net change in unrealized appreciation on investments	28,082	(2,571)
Unrealized appreciation on foreign currency translation	1,919	(31)
Unrealized appreciation on forward currency exchange contracts	(17,147)	1,404
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(15,228)	1,373
Net change in unrealized appreciation	$12,854	$(1,198)

For the six months ended June 30, 2025 and 2024, we had net realized (losses) on investments of ($19.8) million and ($3.2) million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the six months ended June 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.3 million and ($0.4) million, respectively, primarily as a result of fluctuations in the EUR, GBP, AUD, and CAD exchange rates. For the six months ended June 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of ($3.8) million and $1.9 million, respectively, primarily as a result of settling AUD, EUR, GBP and NZD forward contracts.

For the six months ended June 30, 2025, we had $75.3 million in unrealized appreciation on 90 portfolio company investments, which was offset by $47.3 million in unrealized depreciation on 100 portfolio company investments. Unrealized appreciation for the six months ended June 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the six months ended June 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the six months ended June 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of ($17.1) million and $1.4 million, respectively. For the six months ended June 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR, GBP, CAD and NZD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024
Net change in unrealized appreciation on investments due to foreign currency	$10,592	$543
Net realized gain (loss) on investments due to foreign currency	2,537	(330)
Net change in unrealized appreciation on foreign currency translation	1,484	177
Net realized gain (loss) on foreign currency transactions	581	(446)
Net change in unrealized appreciation on forward currency exchange contracts	(15,074)	163
Net realized gain (loss) on forward currency exchange contracts	(1,409)	169
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(1,289)	$276

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $15.2 million and ($0.1) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($16.5) million and $0.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($1.3) million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively.

The following table summarizes the impact of foreign currency for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net change in unrealized appreciation on investments due to foreign currency	$14,771	$(1,683)
Net realized gain (loss) on investments due to foreign currency	2,476	(182)
Net change in unrealized appreciation on foreign currency translation	1,919	(31)
Net realized gain (loss) on foreign currency transactions	332	(423)
Net change in unrealized appreciation on forward currency exchange contracts	(17,147)	1,404
Net realized gain (loss) on forward currency exchange contracts	(3,814)	1,896
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(1,463)	$981

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of $19.5 million and ($2.3) million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the six months ended June 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of ($21.0) million and $3.3 million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($1.5) million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2025 and 2024, the increase in net assets resulting from operations was $23.7 million and $29.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.37 and $0.45, respectively.

For the six months ended June 30, 2025 and 2024, the increase in net assets resulting from operations was $52.3 million and $64.2 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.81 and $1.00, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 172.4% and 181.7%, respectively.

At June 30, 2025 and December 31, 2024, we had $174.5 million and $99.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At June 30, 2025, we had approximately $592.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024 we had approximately $412.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the six months ended June 30, 2025, cash, foreign cash, restricted cash, and cash equivalents increased by $75.4 million. During the six months ended June 30, 2025, we used $6.6 million in cash for operating activities. The decrease in cash used for operating activities was primarily related to purchases of investments of $814.5 million, which was offset by proceeds from principal payments and sales of investments of $751.1 million and a net increase in assets resulting from operations of $52.3 million. During the six months ended June 30, 2025, we provided $79.8 million for financing activities, primarily on the issuance of the March 2030 Notes for $350.0 million and borrowings under our Sumitomo Credit Facility of $409.0 million, partially offset by repayments of $588.7 million and distributions paid during the period of $87.4 million.

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

During the three and six months ended June 30, 2024, we used $142.6 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $380.3 million, and distributions paid during the period of $56.2 million, partially offset by borrowings of $297.0 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of June 30, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold common stock during the six months ended June 30, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$352,500	$352,500	$351,423	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,216	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,236	300,000	300,000	297,556
March 2030 Notes	350,000	350,000	350,703	—	—	—
Sumitomo Credit Facility	855,000	263,000	263,000	855,000	442,699	442,699
Total Debt	$2,157,500	$1,565,500	$1,562,578	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2025 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
Total distributions declared			$0.90	$58,382

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$352,500	$—	$—	$—	$352,500
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	263,000	—	—	263,000	—
Total Debt Obligations	$1,565,500	$300,000	$300,000	$613,000	$352,500

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

Assuming that the statement of financial condition as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,454)	$(9,655)	$(6,434)
Down 200 Basis Points	(34,642)	(19,310)	(12,649)
Down 300 Basis Points	(50,949)	(28,965)	(18,137)
Up 100 Basis Points	17,493	9,655	6,466
Up 200 Basis Points	34,987	19,310	12,934
Up 300 Basis Points	52,480	28,965	19,400

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 except for the following:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended June 30, 2025.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.5

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

10.9

Amended and Restated Indenture, dated as of November 30, 2021, between BCC Middle Market CLO 2019-1, LLC, as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01175), filed on May 5, 2022).

10.10

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

10.13

Loan Sale Agreement, dated as of August 28, 2019, by and between BCC Middle Market CLO 2019‑1, LLC, as issuer, and Bain Capital Specialty Finance, Inc., as the transferor (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10‑Q (File No. 814‑01175), filed on November 6, 2019).

10.14

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

10.28

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

10.29

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

10.30

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

10.31

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

10.39

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

10.40	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on March 4, 2025).

10.41

Second Amended and Restated Indenture, dated as of July 2, 2025, by and among BCC Middle Market CLO 2019-1, Ltd., as issuer, BCC Middle Market CLO 2019-1 Co-Issuer, LLC, as co-issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on July 7, 2025).

10.42

Second Amended and Restated Portfolio Management Agreement, dated as of July 2, 2025, by and between BCC Middle Market CLO 2019-1, Ltd., as issuer, and Bain Capital Specialty Finance, Inc., as portfolio manager(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01175), filed on July 7, 2025).

10.43

Custody Agreement, dated April 28, 2025, by and between Bain Capital Specialty Finance, Inc. and U.S. Bank Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 814‑01175), filed on May 2, 2025).

Exhibit Number	Description of Document

10.44

Document Custody Agreement, dated April 28, 2025, by and between Bain Capital Specialty Finance, Inc. and U.S. Bank Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (File No. 814‑01175), filed on May 2, 2025).

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

Bain Capital Specialty Finance, Inc.

Date: August 5, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: August 5, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer