Form 10-Q
period 2025-09-30
Bain Capital Specialty Finance, Inc.
filed 2025-11-10
CIK 1655050

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 64,868,507 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliate investments (amortized cost of $1,913,737 and $1,784,019, respectively)	$1,934,475	$1,773,742
Non-controlled/affiliate investments (amortized cost of $7,480 and $77,269, respectively)	15,158	75,733
Controlled affiliate investments (amortized cost of $603,520 and $585,702, respectively)	584,465	581,714
Cash and cash equivalents	40,874	51,562
Foreign cash (cost of $18,858 and $2,640, respectively)	19,730	1,963
Restricted cash and cash equivalents	26,168	45,541
Collateral on derivatives	11,110	9,755
Deferred financing costs	3,807	4,591
Interest receivable on investments	37,241	39,164
Interest rate swap	9,062	—
Receivable for sales and paydowns of investments	29,162	37,760
Prepaid insurance	727	197
Unrealized appreciation on forward currency exchange contracts	—	4,690
Dividend receivable	4,057	5,745
Total Assets	$2,716,036	$2,632,157

Liabilities
Debt (net of unamortized debt issuance costs of $11,205 and $4,929, respectively)	$1,496,360	$1,390,270
Interest payable	12,945	13,860
Payable for investments purchased	2,682	29,490
Collateral payable on derivatives	8,310	—
Unrealized depreciation on forward currency exchange contracts	10,619	1,185
Base management fee payable	9,430	9,160
Incentive fee payable	4,599	4,696
Accounts payable and accrued expenses	42,544	14,771
Distributions payable	—	29,053
Total Liabilities	1,587,489	1,492,485

Commitments and Contingencies (See Note 10)

Net Assets
Common stock, par value $0.001 per share, 100,000,000,000 and 100,000,000,000 shares authorized, 64,868,507 and 64,562,265 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	65	65
Paid in capital in excess of par value	1,164,045	1,159,493
Total distributable loss	(35,563)	(19,886)
Total Net Assets	1,128,547	1,139,672
Total Liabilities and Total Net Assets	$2,716,036	$2,632,157

Net asset value per share	$17.40	$17.65

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Investment income from non-controlled/non-affiliate investments:
Interest from investments	$43,677	$45,135	$129,641	$134,193
Dividend income	600	826	5,265	1,261
PIK income	7,462	5,231	21,569	15,941
Other income	1,538	5,704	8,529	14,100
Total investment income from non-controlled/non-affiliate investments	53,277	56,896	165,004	165,495

Investment income from non-controlled/affiliate investments:
Interest from investments	—	120	135	2,980
Dividend income	—	85	—	906
PIK income	—	—	30	458
Other income	67	—	109	—
Total investment income from non-controlled/affiliate investments	67	205	274	4,344

Investment income from controlled affiliate investments:
Interest from investments	10,273	10,165	29,228	28,948
Dividend income	3,581	5,274	10,490	20,523
PIK income	2	—	8	—
Total investment income from controlled affiliate investments	13,856	15,439	39,726	49,471
Total investment income	67,200	72,540	205,004	219,310

Expenses
Interest and debt financing expenses	20,310	18,117	60,986	53,804
Base management fee	9,430	8,897	27,755	26,484
Incentive fee	4,599	7,020	12,267	24,176
Professional fees	713	870	2,141	2,700
Directors fees	182	173	538	521
Other general and administrative expenses	1,965	2,454	6,464	7,374
Total expenses, net of fee waivers	37,199	37,531	110,151	115,059
Net investment income before taxes	30,001	35,009	94,853	104,251
Income tax expense, including excise tax	801	1,025	2,953	3,200
Net investment income	29,200	33,984	91,900	101,051

Net realized and unrealized gains (losses)
Net realized gain (loss) on non-controlled/non-affiliate investments	1,345	245	(14,780)	(7,631)
Net realized gain (loss) on non-controlled/affiliate investments	(11,081)	3,008	(14,759)	7,727
Net realized gain (loss) on foreign currency transactions	335	(465)	667	(888)
Net realized gain (loss) on forward currency exchange contracts	(1,016)	20	(4,830)	1,916
Net change in unrealized appreciation on foreign currency translation	(183)	998	1,736	967
Net change in unrealized appreciation on forward currency exchange contracts	3,023	(5,693)	(14,124)	(4,289)
Net change in unrealized appreciation on non-controlled/non-affiliate investments	(485)	(2,135)	31,015	16,925
Net change in unrealized appreciation on non-controlled/affiliate investments	12,459	2,534	9,214	(10,803)
Net change in unrealized appreciation on controlled affiliate investments	(14,894)	600	(15,067)	(7,694)
Total net loss	(10,497)	(888)	(20,928)	(3,770)

Net increase in net assets resulting from operations	$18,703	$33,096	$70,972	$97,281

Basic and diluted net investment income per share of common stock	$0.45	$0.53	$1.42	$1.57
Basic and diluted increase in net assets resulting from operations per share of common stock	$0.29	$0.51	$1.10	$1.51
Basic and diluted weighted average common stock outstanding	64,868,507	64,562,265	64,805,106	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operations:
Net investment income	$29,200	$33,984	$91,900	$101,051
Net realized gain (loss)	(10,417)	2,808	(33,702)	1,124
Net change in unrealized appreciation	(80)	(3,696)	12,774	(4,894)
Net increase in net assets resulting from operations	18,703	33,096	70,972	97,281
Stockholder distributions:
Distributions from distributable earnings	(29,191)	(29,053)	(87,573)	(87,159)
Net decrease in net assets resulting from stockholder distributions	(29,191)	(29,053)	(87,573)	(87,159)
Capital share transactions:
Issuances of common stock (net of offering and underwriting costs)	—	—	4,552	—
Shares issued in connection with dividend reinvestment plan	—	—	924	—
Net increase in net assets resulting from capital share transactions	—	—	5,476	—

Total increase (decrease) in net assets	(10,488)	4,043	(11,125)	10,122
Net assets at beginning of period	1,139,035	1,142,545	1,139,672	1,136,466
Net assets at end of period	$1,128,547	$1,146,588	$1,128,547	$1,146,588

Net asset value per share of common stock	$17.40	$17.76	$17.40	$17.76
Common stock outstanding at end of period	64,868,507	64,562,265	64,868,507	64,562,265

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$70,972	$97,281
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchases of investments	(1,150,381)	(1,097,835)
Proceeds from principal payments and sales of investments	1,052,024	1,001,530
Net realized (gain) loss from investments	29,539	(96)
Net realized (gain) loss on foreign currency transactions	(667)	888
Net change in unrealized appreciation on forward currency exchange contracts	14,124	4,289
Net change in unrealized appreciation on investments	(25,162)	1,572
Net change in unrealized appreciation on foreign currency translation	(1,736)	(967)
Increase in investments due to PIK	(23,351)	(18,723)
Accretion of discounts and amortization of premiums	(3,788)	(3,791)
Amortization of deferred financing costs and debt issuance costs	3,844	3,095
Changes in operating assets and liabilities:
Collateral on derivatives	(1,355)	(2,062)
Interest receivable on investments	1,923	2,649
Interest rate swap	(112)	—
Prepaid insurance	(530)	(173)
Dividend receivable	1,688	744
Interest payable	(915)	(113)
Collateral payable on derivatives	8,310	—
Base management fee payable	270	(32)
Incentive fee payable	(97)	(307)
Accounts payable and accrued expenses	27,773	4,937
Net cash provided by (used in) operating activities	2,373	(7,114)

Cash flows from financing activities
Borrowings on debt	1,164,615	565,000
Repayments on debt	(1,061,199)	(522,301)
Payments of financing costs	(9,336)	(3,173)
Proceeds from issuances of common stock (net of offering and underwriting costs)	4,552	—
Purchase of common shares issued in connection with dividend reinvestment plan	924	—
Stockholder distributions paid	(116,626)	(85,222)
Net cash used in financing activities	(17,070)	(45,696)
Net decrease in cash, foreign cash, restricted cash and cash equivalents	(14,697)	(52,810)
Effect of foreign currency exchange rates	2,403	79
Cash, foreign cash, restricted cash and cash equivalents, beginning of period	99,066	112,484
Cash, foreign cash, restricted cash and cash equivalents, end of period	$86,772	$59,753

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$58,057	$50,822
Cash paid for excise taxes during the period	$3,337	$2,411

	As of September 30,
	2025	2024
Cash	$40,874	$25,336
Restricted cash	26,168	29,292
Foreign cash	19,730	5,125
Total cash, foreign cash, restricted cash, and cash equivalents shown in the consolidated statements of cash flows	$86,772	$59,753

See Notes to Consolidated Financial Statements

Bain Capital Specialty Finance, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(In thousands)

(Unaudited)

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Aerospace & Defense
ATS (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/12/2029	$—	—	—
ATS (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	7/12/2029	$4,950	4,901	4,950
BTX Precision (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.96%	7/25/2030	$5,943	5,886	5,943
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	9.06%	7/25/2030	$6,216	6,170	6,216
BTX Precision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	7/25/2030	$8,960	8,890	8,960
BTX Precision (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/25/2030	$—	(30)	—
BTX Precision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/25/2030	$7,626	7,570	7,626
BTX Precision (14)(19)(25)	Equity Interest	—	—	—	—	2	2,199	3,216
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.77%	8/22/2029	$84	84	84
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.60%	8/22/2029	$6,092	5,981	6,092
Forward Slope (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.60%	8/22/2029	$13,282	13,041	13,282
Forward Slope (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.77%	8/22/2029	$4,146	4,002	4,146
Forward Slope (15)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.60%	8/22/2029	$5,575	5,515	5,575
Forward Slope (14)(19)(25)	Equity Interest	—	—	—	—	930	930	1,490
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	10.20%	11/5/2027	$1,130	1,101	1,051
GSP Holdings, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.90%	11/6/2026	$9,784	9,774	9,099
GSP Holdings, LLC (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	10.20%	11/5/2027	$4,551	4,550	4,232
Heads Up Technologies, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/23/2030	$—	(8)	(9)
Heads Up Technologies, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	7/23/2030	$216	215	215
Heads Up Technologies, Inc. (16)(19)	Second Lien Senior Secured Loan	SOFR	8.25%	12.58%	7/23/2031	$9,720	9,671	9,671
Mach Acquisition R/C (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.15%	11.14%	10/19/2026	$7,532	7,490	7,532
Mach Acquisition T/L (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	7.15% (2.00% PIK)	13.48%	10/19/2026	$18,311	18,232	18,311
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	620	781	1,073
Precision Ultimate Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,417	1,417	289
Robinson Helicopter (14)(19)(25)	Equity Interest	—	—	—	—	1,592	507	2,551
Saturn Purchaser Corp. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$13,281	13,195	13,281
Saturn Purchaser Corp. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/22/2030	$—	(54)	—
Solairus (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/22/2030	$—	(16)	—
Whitcraft-Paradigm (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	2/15/2029	$2,303	2,302	2,303
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	2/15/2029	$2,668	2,643	2,668
Whitcraft-Paradigm (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/15/2029	$—	—	—
Whitcraft-Paradigm (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.50%	10.82%	2/15/2029	$10,184	10,124	10,184
Whitcraft-Paradigm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(12)	(12)
Aerospace & Defense Total							$147,051	$150,019	13.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Automotive
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$5,802	5,770	5,396
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$17,902	17,755	16,649
American Trailer Rental Group (19)(26)	Subordinated Debt	—	5.50% (8.75% PIK)	14.25%	12/1/2027		$22,355	22,186	20,790
Cardo (6)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028		$98	97	98
Chilton (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/5/2031		$—	(22)	(76)
Chilton (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.82%	2/5/2031		$696	671	667
Chilton (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	2/5/2031		$6,468	6,425	6,419
Gills Point S (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.66%	5/17/2029		$4,383	4,357	4,286
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.64%	5/17/2029		$3,670	3,648	3,597
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.67%	5/17/2029		$7,328	7,328	7,182
Gills Point S (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	5/17/2029		$12,409	12,409	12,161
Gills Point S (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.68%	5/17/2029		$1,241	1,228	1,216
Gills Point S (14)(19)(25)	Equity Interest	—	—	—	—		2	215	181
Intoxalock (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.10%	9.26%	11/1/2028		$11,913	11,844	11,913
Intoxalock (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/1/2028		$—	(18)	—
JHCC Holdings, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	9/9/2027		$11,832	11,744	11,832
JHCC Holdings, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	P	4.25%	11.50%	9/9/2027		$1,133	1,105	1,133
Automotive Total								$106,742	$103,444	9.2%

Beverage, Food & Tobacco
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.51%	3/31/2029		$6,106	5,982	6,106
AgroFresh Solutions (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.35%	10.51%	3/31/2029		$6,879	6,780	6,879
AgroFresh Solutions (15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.35%	10.51%	3/31/2028		$5,015	4,954	5,015
Arctic Glacier U.S.A., Inc. (3)(19)(26)(31)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (4.00% PIK)	15.05%	5/24/2028		$594	569	535
Arctic Glacier U.S.A., Inc. (19)(26)(31)	First Lien Senior Secured Loan	SOFR	6.76% (4.00% PIK)	14.76%	5/24/2028		$12,716	12,569	12,334
BCC Trillium Foods Investments 1, LLC (14)(19)(25)	Equity Interest	—	—	—	—		3	2,531	2,884
BCSF Project Aberdeen, LLC (14)(19)(25)	Equity Interest	—	—	—	—		2,217	2,217	2,423
Hellers (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88% PIK)	8.35%	9/27/2030	NZ$	47	28	27
Hellers (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BBSY	3.63% (1.88% PIK)	9.13%	9/27/2030	AUD	51	35	33
Hellers (6)(19)(26)	Subordinated Debt	—	15.00% PIK	15.00%	3/27/2031	NZ$	510	314	292
Hellers (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/27/2030	NZ$	—	(13)	(5)
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	—	—
PPX (14)(19)(25)	Preferred Equity	—	—	—	—		33	5,000	4,000
SauceCo HoldCo, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.75%	5/13/2030		$2,518	2,479	2,392
SauceCo HoldCo, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.75%	5/13/2030		$71,539	69,243	70,466
Spindrift (19)(26)	Subordinated Debt	—	13.75% PIK	13.75%	2/19/2033		$1,521	1,481	1,506
Spindrift (14)(19)(25)	Equity Interest	—	—	—	—		1	500	526
Beverage, Food & Tobacco Total								$114,669	$115,413	10.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Capital Equipment
AeriTek Global CAD Acquisition Inc. (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.70%	8/27/2030	$17	16	16
AeriTek Global CAD Acquisition Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.70%	8/27/2030	$475	468	468
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.81%	10/31/2029	$4,889	4,861	4,889
AXH Air Coolers (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.66%	10/31/2029	$2,752	2,715	2,752
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$7,400	7,346	7,400
AXH Air Coolers (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$3,308	3,286	3,308
AXH Air Coolers (14)(19)(25)	Preferred Equity	—	—	—	—	3,417	1,104	8,552
East BCC Coinvest II, LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,419	1,229	463
Engineered Products Co., LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/12/2031	$—	(7)	(7)
Engineered Products Co., LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.81%	8/12/2031	$3,262	3,229	3,229
Ergotron Acquisition LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.26%	9.42%	7/6/2028	$10,903	10,783	10,903
FCG Acquisitions, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	4	—	—
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032	€50	51	59
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	2/10/2032	$50	50	50
Goodfellow (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.22%	2/10/2032	£50	64	67
PPT Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.50%	9.48%	2/28/2031	£221	287	297
PPT Group (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2031	£—	(15)	—
PPT Group (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.53%	2/28/2031	£6,146	7,675	8,272
PPT Group (6)(14)(19)(25)	Equity Interest	—	—	—	—	376	376	382
TCFIII Owl Finance, LLC (19)(26)	Subordinated Debt	—	12.00% PIK	12.00%	1/30/2027	$6,753	6,732	6,753
Capital Equipment Total							$50,301	$57,912	5.1%

Chemicals, Plastics & Rubber
AP Plastics Group, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/10/2030	$—	(4)	(4)
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.85%	8.98%	8/10/2030	$176	176	176
AP Plastics Group, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.85%	8.98%	8/10/2030	$11,424	11,242	11,425
AP Plastics Group, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.85%	8.98%	8/10/2030	$2,193	2,175	2,193
Duraco (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2029	$—	(24)	(80)
Duraco (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029	$8,645	8,545	8,299
Plaskolite PPC Intermediate II LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.22%	2/7/2030	$73	61	60
Plaskolite PPC Intermediate II LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	4.00% (4.00% PIK)	12.22%	5/9/2030	$7,163	7,027	7,020
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.78%	12/22/2027	€97	101	109
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.14%	12/22/2027	$15,604	15,230	14,980
V Global Holdings LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.85%	10.07%	12/22/2027	$7,854	7,845	7,466
Chemicals, Plastics & Rubber Total							$52,374	$51,644	4.6%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Construction & Building
AGS American Glass Services Acquisition, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/24/2031	$—	(1)	(1)
AGS American Glass Services Acquisition, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.64%	7/24/2031	$52	50	50
AGS American Glass Services Acquisition, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	7/24/2031	$160	159	159
AGS American Services Investments, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	3	338	338
BCSF ServiceMaster Investments, LLC (14)(19)(25)	Preferred Equity	—	—	—	—	—	28	49
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$27,507	27,030	26,819
Chase Industries, Inc. (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$2,683	2,638	2,616
Chase Industries, Inc. (3)(15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	5.65% (1.50% PIK)	11.45%	11/11/2027	$839	809	796
Elk (14)(19)(25)	Equity Interest	—	—	—	—	1	7	765
Elk (14)(19)(25)	Preferred Equity	—	—	—	—	72	722	1,152
G702 Buyer, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2031	$—	(11)	(12)
G702 Buyer, Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	7/2/2031	$4,659	4,591	4,589
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	11.24%	12/31/2029	$3,908	3,908	3,908
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	11.24%	12/31/2029	$130	130	130
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.00%	8/16/2027	$1,573	1,564	1,573
Service Master (14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Service Master (14)(19)(25)	Preferred Equity	—	—	—	—	—	169	—
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	6.01% (1.00% PIK)	11.21%	8/16/2027	$926	920	926
Service Master (18)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.03%	8/16/2027	$3,167	3,167	3,167
Service Master (15)(19)(26)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.03%	8/16/2027	$7,629	7,581	7,629
Service Master (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.76% (0.25% PIK)	11.00%	8/16/2027	$9,362	9,328	9,362
Zeus Fire & Security (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.22%	12/11/2030	$5,933	5,933	5,867
Zeus Fire & Security (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/11/2030	$—	(17)	(20)
Zeus Fire & Security (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	12/11/2030	$13,353	13,263	13,253
Construction & Building Total							$82,306	$83,115	7.4%

Consumer Goods: Durable
New Milani Group LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/26/2031	$—	(2)	(4)
New Milani Group LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/26/2031	$—	(12)	(13)
New Milani Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	6/26/2031	$10,611	10,507	10,505
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$11,434	11,311	11,435
Tangent Technologies Acquisition, LLC (15)(19)	Second Lien Senior Secured Loan	SOFR	9.00%	13.01%	5/30/2028	$8,915	8,824	8,915
TLC Holdco LP (14)(19)(25)	Equity Interest	—	—	—	—	1,281	1,221	1,498
TLC Purchaser, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	5.76%	9.76%	10/11/2027	$1,958	1,945	1,958
TLC Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.76%	9.78%	10/11/2027	$13,069	12,860	13,069
TLC Purchaser, Inc. (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.76%	10.09%	10/11/2027	$7,617	7,616	7,617
Consumer Goods: Durable Total							$54,270	$54,980	4.9%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Consumer Goods: Non-Durable
Evriholder (19)(29)(32)	First Lien Senior Secured Loan	SOFR	6.90%	11.06%	1/24/2028	$5,937	5,901	5,878
Fineline Technologies, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	939	939	1,288
Hempz (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/25/2029	$—	(13)	(9)
Hempz (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	10/25/2029	$230	228	229
RoC Skincare (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.75%	9.96%	2/21/2031	$9,850	9,734	9,850
RoC Skincare (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/21/2030	$—	(22)	—
Solaray, LLC (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.85%	10.98%	12/15/2025	$13,043	13,027	12,521
Solaray, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.98%	12/15/2025	$28,283	28,283	27,151
Solaray, LLC (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.60%	9.73%	12/15/2025	$12,052	12,050	12,052
Summer Fridays, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/16/2031	$—	(12)	(13)
Summer Fridays, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/16/2031	$484	477	477
WU Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/15/2032	$—	(13)	(27)
WU Holdco, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/15/2032	$—	(17)	(18)
Consumer Goods: Non-Durable Total							$70,562	$69,379	6.1%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,259	3,015	1,728
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,169	1,995	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	—	12	—
WSP (14)(19)(25)	Preferred Equity	—	—	—	—	—	216	—
WSP (14)(19)(25)	Equity Interest	—	—	—	—	2,898	2,898	—
WSP (2)(3)(5)(7)(14)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/27/2028	$—	(6)	(117)
Consumer Goods: Wholesale Total							$8,130	$1,611	0.1%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	6.26%	10.57%	12/29/2027	$5,739	5,651	5,739
ASP-r-pac Acquisition Co LLC (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.11%	10.28%	12/29/2027	$2,576	2,544	2,576
Precision Concepts Canada Corporation (6)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.95%	8/2/2032	$806	798	798
Precision Concepts Parent Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/2/2032	$—	(4)	(4)
Precision Concepts Parent Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/2/2032	$—	(4)	(4)
Precision Concepts Parent Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.95%	8/2/2032	$1,847	1,828	1,828
Containers, Packaging & Glass Total							$10,813	$10,933	1.0%

Energy: Electricity
WCI Gigawatt Purchaser (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.81%	11/19/2027	$2,660	2,621	2,660
WCI Gigawatt Purchaser (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.01%	10.21%	11/19/2027	$1,401	1,389	1,401
WCI Gigawatt Purchaser (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.86%	10.02%	11/19/2027	$3,780	3,754	3,780
Energy: Electricity Total							$7,764	$7,841	0.7%

Environmental Industries
Meteor UK Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/14/2031	£—	—	—
Meteor UK Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	8.97%	5/14/2032	£2,429	3,247	3,253
Meteor UK Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.97%	5/14/2032	£8,104	10,793	10,825
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	7/12/2029	£68	83	91
Reconomy (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.25%	7/12/2029	€27	28	32
Reconomy (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.50%	7/12/2029	£1,959	2,494	2,557
Titan Cloud Software, Inc (14)(19)(25)	Equity Interest	—	—	—	—	3,532	3,532	4,573
Titan Cloud Software, Inc (18)(19)(26)	First Lien Senior Secured Loan	SOFR	2.00% (4.60% PIK)	10.91%	9/7/2029	$27,580	27,432	27,580
Titan Cloud Software, Inc (3)(18)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.00% (4.60% PIK)	10.91%	9/7/2028	$3,424	3,396	3,424
Titan Cloud Software, Inc (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.85%	9.87%	9/7/2029	$12,264	12,204	12,264
Environmental Industries Total							$63,209	$64,599	5.7%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Finance
Allworth Financial Group, L.P. (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	12/23/2027	$3,589	3,558	3,589
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	12/23/2027	$850	843	850
Allworth Financial Group, L.P. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	12/23/2027	$1,463	1,455	1,463
Allworth Financial Group, L.P. (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/23/2027	$—	(6)	—
Avalon Bidco Limited (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/16/2032	£—	(31)	(35)
Avalon Bidco Limited (6)(15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.32%	4/16/2032	£50	65	66
Choreo (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.16%	2/18/2028	$128	128	128
Insigneo Financial Group LLC (19)(26)	First Lien Senior Secured Loan	—	10.00% PIK	10.00%	8/1/2027	$1,913	1,926	1,913
Insigneo Financial Group LLC (15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.88%	8/1/2028	$267	262	267
Insigneo Financial Group LLC (14)(19)(25)	Equity Interest	—	—	—	—	534	535	3,184
Lagerbox (6)(15)(19)	First Lien Senior Secured Loan	Euribor	3.50%	5.53%	12/20/2028	€750	779	882
Parmenion (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.47%	5/23/2029	£295	370	397
PMA (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2031	$—	(16)	—
PMA (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	1/31/2031	$58	57	58
Sikich (19)(25)(26)	Preferred Equity	—	13.00% PIK	13.00%	—	35	3,526	3,526
Sikich (14)(19)(25)	Warrants	—	—	—	—	2	—	151
Sikich (14)(19)(25)	Warrants	—	—	—	—	5	—	527
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.79%	10/2/2028	$2,307	2,304	2,304
TA/Weg Holdings (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.79%	10/2/2028	$9,137	9,137	9,137
Wealth Enhancement Group (WEG) (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.49%	10/4/2028	$2,280	2,251	2,280
Wealth Enhancement Group (WEG) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/2/2028	$—	(10)	—
FIRE: Finance Total							$27,133	$30,687	2.7%

FIRE: Insurance
McLarens Acquisition Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(1)	(1)
McLarens Acquisition Inc. (3)(6)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.85%	12/19/2027	£44	45	59
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	9.19%	12/19/2027	$414	410	414
McLarens Acquisition Inc. (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/19/2027	$—	(17)	—
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.89%	12/19/2027	$263	261	263
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.89%	12/19/2027	$7	7	7
McLarens Acquisition Inc. (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/20/2027	£—	(3)	(3)
McLarens Acquisition Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/19/2027	$—	(8)	(8)
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	9.19%	12/19/2027	$95	94	95
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.89%	12/19/2027	$905	896	905
McLarens Acquisition Inc. (16)(19)	First Lien Senior Secured Loan	SOFR	4.90%	8.89%	12/19/2027	$249	248	249
McLarens Acquisition Inc. (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.89%	12/19/2027	$4,881	4,879	4,881

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
FIRE: Insurance
MRHT (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.00%	5/17/2032	€522	611	614
MRHT (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/10/2031	€—	(14)	(16)
Simplicity (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.00%	12/31/2031	$2,576	2,537	2,576
Simplicity (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/31/2031	$—	(39)	—
Simplicity (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	12/31/2031	$10,199	10,107	10,199
FIRE: Insurance Total							$20,013	$20,234	1.8%

Healthcare & Pharmaceuticals
Accident Care Alliance Holdco LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/20/2030	$—	(3)	(3)
Accident Care Alliance Holdco LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2030	$—	(12)	(13)
Accident Care Alliance Holdco LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	8/20/2030	$13,262	13,196	13,197
AEG Vision (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.90%	3/27/2027	$41,881	41,470	41,882
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	10.20%	3/27/2027	$16,227	16,156	16,227
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.90%	9.90%	3/27/2027	$17,698	17,621	17,699
AEG Vision (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.90%	9.90%	3/27/2027	$2,043	2,034	2,043
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2032	$—	(5)	(3)
AOM Infusion (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/19/2032	$—	(4)	(2)
Apollo Intelligence (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.98%	5/31/2028	$14,962	15,279	14,739
Apollo Intelligence (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	9.98%	5/31/2028	$9,790	9,758	9,639
Apollo Intelligence (14)(19)(25)	Equity Interest	—	—	—	—	34	3,378	2,377
Beacon Specialized Living (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/25/2028	$—	—	—
Beacon Specialized Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	3/25/2028	$2,431	2,330	2,431
Beacon Specialized Living (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	3/25/2028	$4,938	4,896	4,938
Caregiver (19)(26)	Subordinated Debt	—	16.50% PIK	16.50%	1/1/2030	$9,448	9,350	9,330
CB Titan Holdings, Inc. (14)(19)(25)	Preferred Equity	—	—	—	—	1,953	1,953	—
CRH Healthcare Purchaser, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/17/2031	$—	(5)	(5)
CRH Healthcare Purchaser, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/17/2031	$—	(4)	(4)
CRH Healthcare Purchaser, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.27%	9/17/2031	$10,043	9,993	9,993
EHE Health (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/7/2030	$—	—	—
EHE Health (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	8/7/2030	$10,787	10,696	10,787
EHE Health (14)(19)(25)	Equity Interest	—	—	—	—	2,178	2,178	2,320
Great Expressions Dental Center PC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	1.15% (3.00% PIK)	8.15%	9/30/2026	$9,944	9,963	9,148
HealthDrive (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/20/2029	$—	—	—
HealthDrive (14)(19)(25)	Preferred Equity	—	—	—	—	18	1,822	1,891

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Healthcare & Pharmaceuticals
Masco (6)(18)(19)(26)	Subordinated Debt	EURIBOR	10.00% PIK	13.25%	10/4/2032	€5,328	5,722	6,202
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.04%	5/28/2028	€228	255	257
Mertus 522. GmbH (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.12%	5/28/2028	€135	148	152
Nafinco (3)(6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.29%	8/29/2031	€1,465	1,512	1,710
Nafinco (6)(18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031	€52	56	61
Nafinco (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	5.25%	7.29%	5/30/2031	€107	109	123
Odyssey Behavioral Health (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/21/2030	$—	(78)	—
Odyssey Behavioral Health (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.46%	5/21/2031	$1,611	1,594	1,611
Odyssey Behavioral Health (14)(19)(25)	Equity Interest	—	—	—	—	22	2,234	2,377
Pharmacy Partners (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	2/28/2029	$—	(47)	—
Premier Imaging, LLC (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	4.22% (2.04% PIK)	10.26%	3/31/2026	$8,167	8,151	7,350
Premier Imaging, LLC (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.22% (2.04% PIK)	10.26%	3/31/2026	$2,196	2,191	1,977
Psychiatric Medical Care LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/1/2032	$—	(24)	(25)
Psychiatric Medical Care LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.74%	7/1/2032	$177	175	175
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	8.97%	10/17/2031	$406	384	406
Red Nucleus (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.75%	8.81%	10/17/2031	$447	418	447
RedMed Operations (Collage Rehabilitation) (3)(5)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/28/2031	$—	(6)	—
RedMed Operations (Collage Rehabilitation) (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.16%	2/28/2031	$945	936	945
RedMed Operations (Collage Rehabilitation) (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/28/2031	$361	359	361
SunMed Group Holdings, LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.60%	9.91%	6/16/2028	$8,452	8,382	8,452
Sunmed Group Holdings, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/16/2027	$—	(2)	—
USME Holdco LLC (19)(26)	Subordinated Debt	—	17.00% PIK	17.00%	5/26/2031	$5,217	5,175	5,165
Healthcare & Pharmaceuticals Total							$209,684	$206,357	18.3%

High Tech Industries
Access (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.22%	6/28/2029	£80	99	108
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	20	11	10
Applitools (6)(14)(19)(25)	Equity Interest	—	—	—	—	8,297	4,762	3,935
Applitools (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/25/2028	$—	(15)	(69)
Applitools (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	6.25% PIK	10.25%	5/25/2029	$29,557	29,279	28,966
Appriss (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/10/2031	$—	(12)	—
Appriss (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.12%	3/10/2031	$238	213	238
Appriss (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.07%	3/10/2031	$11,086	11,005	11,087
Appriss Holdings, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	4.85%	9.02%	5/6/2027	$5,503	5,468	5,503
Appriss Holdings, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2028	$—	(6)	(6)
Appriss Holdings, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2,136	1,606	2,054
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	2	1,797	1,538
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	3	2,995	2,562
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	1	791	677
AQ Software Corporation (19)(25)(26)	Preferred Equity	SOFR	10.00% PIK	14.26%	—	2	2,072	1,788
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$6,551	6,464	6,551
Chartbeat (19)(26)	Subordinated Debt	—	16.00% PIK	16.00%	10/4/2030	$5,842	5,755	5,842
Chartbeat (14)(19)(25)	Warrants	—	—	—	—	1	—	153

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
High Tech Industries
Cloud Technology Solutions (CTS) (6)(15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	2.45% (4.55% PIK)	11.14%	10/17/2031	£2,086	2,658	2,808
Cloud Technology Solutions (CTS) (6)(14)(19)(25)	Preferred Equity	—	—	—	—	4,835	5,937	7,104
Eagle Rock Capital Corporation (14)(19)(25)	Preferred Equity	—	—	—	—	2,429	2,429	6,509
Eleven Software (18)(19)	First Lien Senior Secured Loan	SOFR	8.00%	12.00%	4/25/2027	$7,439	7,410	7,439
Eleven Software (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	8.10%	12.26%	9/25/2026	$1,488	1,485	1,488
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	109	109	134
Eleven Software (14)(19)(25)	Preferred Equity	—	—	—	—	896	896	1,314
Govineer Solutions (fka Black Mountain) (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	10/7/2030	$—	(30)	—
Govineer Solutions (fka Black Mountain) (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/7/2030	$—	(20)	—
Govineer Solutions (fka Black Mountain) (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	10/7/2030	$4,400	4,372	4,400
HG Insights, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	505	777	777
HG Insights, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.64%	6/16/2031	$10,712	10,503	10,498
LogRhythm (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/2/2029	$—	(9)	(25)
LogRhythm, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.66%	7/2/2029	$3,978	3,863	3,858
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(14)	—
NearMap (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	12/9/2029	$23,863	23,805	23,863
NearMap (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/9/2028	$—	(53)	—
New Gen Holding (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	3.25% (3.00% PIK)	8.37%	5/28/2031	€18,072	20,265	21,248
PayRange (14)(19)(25)	Equity Interest	—	—	—	—	4,527	4,527	8,057
PayRange (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/31/2030	$—	(35)	—
PlentyMarkets (6)(18)(19)	First Lien Senior Secured Loan - Revolver	EURIBOR	6.50%	8.53%	9/13/2031	€1,511	1,758	1,763
PlentyMarkets (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.25% (3.70% PIK)	8.89%	4/2/2032	€50	54	59
RetailNext (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.00%	12/5/2030	$621	594	590
RetailNext (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.15%	12/5/2030	$17,007	16,854	16,837
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.89%	8.89%	4/15/2027	$5,238	5,221	4,819
Revalize, Inc. (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.90%	8.90%	4/15/2027	$1,965	1,959	1,808
Revalize, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.90%	9.90%	4/15/2027	$872	868	764
SAM (19)(26)	First Lien Senior Secured Loan	—	14.25% PIK	14.25%	5/9/2028	$41,192	41,043	41,192
SensorTower (14)(19)(25)	Equity Interest	—	—	—	—	156	2,400	12,884
SensorTower (19)(29)(31)	First Lien Senior Secured Loan	SOFR	7.50%	11.52%	3/15/2029	$7,765	7,677	7,765
SensorTower (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/15/2029	$—	(11)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/6/2028	$—	(11)	—
Superna Inc. (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/6/2028	$—	(11)	—
Superna Inc. (6)(14)(19)(25)	Equity Interest	—	—	—	—	1,463	1,463	2,203
Superna Inc. (6)(15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.57%	3/6/2028	$31,332	31,307	31,332
Utimaco (6)(14)(19)(25)	Equity Interest	—	—	—	—	2	2,223	2,862
Utimaco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	2	2,223	2,862
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029	€67	72	79
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	5/14/2029	$94	93	94
Utimaco (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.88%	5/14/2029	$192	191	192
Ventiv Holdco, Inc. (14)(19)(25)	Equity Interest	—	—	—	—	529	2,833	909
High Tech Industries Total							$279,959	$299,423	26.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Hotel, Gaming & Leisure
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	5/6/2032		$—	(5)	(9)
Awayday (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	5/6/2032		$—	(12)	(11)
Awayday (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/6/2032		$836	829	828
City BBQ (14)(19)(25)	Preferred Equity	—	—	—	—		5	1,271	1,413
City BBQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	9/4/2030		$—	(34)	(24)
City BBQ (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.35%	9.53%	9/4/2030		$9,278	9,211	9,232
City BBQ (2)(3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/4/2030		$—	—	(66)
Concert Golf Partners Holdco LLC (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.50%	4/1/2031		$4,493	4,448	4,493
Concert Golf Partners Holdco LLC (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.50%	8.50%	3/31/2031		$6,641	6,560	6,641
Concert Golf Partners Holdco LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/1/2030		$—	(21)	—
Le Berger SA (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.75%	5.75%	2/21/2028		€500	522	588
Pollo Tropical (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/23/2029		$—	(10)	—
Pollo Tropical (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.56%	10/23/2029		$2,869	2,838	2,869
Pyramid Global Hospitality (19)(24)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	1/19/2028		$9,750	9,601	9,750
Pyramid Global Hospitality (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/19/2028		$—	(34)	—
Hotel, Gaming & Leisure Total								$35,164	$35,704	3.2%

Media: Advertising, Printing & Publishing
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031		$50	50	49
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2031		$—	(28)	(95)
Facts Global Energy (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/20/2031		$—	(14)	(24)
Facts Global Energy (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031		$50	50	49
OGH Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.50%	10.47%	6/29/2029		£2,217	2,624	2,548
OGH Bidco Limited (6)(18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	6/29/2029		£139	165	177
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	10.00%	6/24/2029		£69	88	93
TGI Sport Bidco Pty Ltd (6)(18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.59%	4/30/2026	AUD	98	76	65
TGI Sport Bidco Pty Ltd (6)(17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.47%	4/30/2026	AUD	106	73	73
Media: Advertising, Printing & Publishing Total								$3,084	$2,935	0.3%

Non-Controlled/Non-Affiliate Investments
Media: Broadcasting & Subscription
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.13%	8/31/2028		$1,443	1,440	1,443
Lightning Finco Limited (6)(16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.54%	8/31/2028		€1,300	1,434	1,529
Media: Broadcasting & Subscription Total								$2,874	$2,972	0.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Media: Diversified & Production
Aptus 1724 Gmbh (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	11.22%	3/3/2028		$5,309	5,146	2,124
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.51%	12/31/2025		$11,411	9,579	9,928
Efficient Collaborative Retail Marketing Company, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.01% (2.50% PIK)	13.51%	9/30/2026		$17,497	14,523	15,222
Efficient Collaborative Retail Marketing Company, LLC (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.61%	10.93%	9/30/2026		$1,252	1,244	1,252
Music Creation Group Bidco GmbH (6)(7)(14)(19)(21)(26)	First Lien Senior Secured Loan	SOFR	7.15% PIK	11.22%	3/3/2028		$4,343	4,106	1,737
Media: Diversified & Production Total								$34,598	$30,263	2.7%

Metals & Mining
Elevation NewCo Intermediate, LLC (14)(19)(25)	Equity Interest	—	—	—	—		112	—	—
Elevation NewCo, LLC (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	—	—
Elevation NewCo, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2031		$—	(5)	(5)
Elevation NewCo, LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.05%	8/1/2031		$2,396	2,372	2,372
Metals & Mining Total								$2,367	$2,367	0.2%

Retail
Galeria (6)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	—	15.00% PIK	15.00%	4/9/2029		€9,956	10,743	11,681
Galeria (6)(14)(19)(25)	Equity Interest	—	—	—	—		101	22	24
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.50%	7.96%	5/26/2028	CAD	28	26	20
New Look Vision Group (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	CORRA	5.50%	7.96%	5/26/2028	CAD	649	459	466
New Look Vision Group (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.50%	7.96%	5/26/2028	CAD	54	43	39
New Look Vision Group (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	5/26/2028		$390	390	390
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.58%	6/18/2029		$5,100	4,741	1,122
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		8	777	—
Thrasio, LLC (14)(19)(25)	Equity Interest	—	—	—	—		70	6,997	—
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.58%	6/18/2029		$1,662	1,546	1,662
Retail Total								$25,744	$15,404	1.4%

Services: Business
ACAMS (14)(19)(25)	Equity Interest	—	—	—	—		3,337	3,337	3,240
Advanced Aircrew (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/26/2030		$—	—	—
Advanced Aircrew (15)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.66%	7/26/2030		$5,056	5,013	5,056
Advanced Aircrew (14)(19)(25)	Preferred Equity	—	—	—	—		592	592	642
Allbridge (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/5/2030		$—	—	—
Allbridge (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/5/2030		$—	(22)	—
Allbridge (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	6/5/2030		$8,977	8,922	8,977
AMI (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/17/2031		$—	(34)	—
AMI (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031		$9,227	9,167	9,227
Avalon Acquiror, Inc. (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.00%	3/10/2028		$14,170	14,100	14,170
Avalon Acquiror, Inc. (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.00%	10.19%	3/10/2028		$5,882	5,805	5,882
Beneficium (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/28/2031		£—	—	(145)
Beneficium (6)(15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.72%	6/28/2031		£7,497	9,397	9,938

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
Brook Bidco (6)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.49%	7/10/2028	£920	1,239	1,115
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	12.21%	7/10/2028	£368	488	438
Brook Bidco (6)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	12.21%	7/10/2028	£132	180	157
Brook Bidco (6)(14)(19)(25)	Preferred Equity	—	—	—	—	11,656	9,941	5,594
Cube (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SONIA	10.00% PIK	14.10%	5/22/2032	£2,040	2,798	2,746
Cube (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.19%	11.49%	5/20/2031	$121	102	101
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.44% PIK)	11.45%	5/20/2031	$50	50	50
Darcy Partners (18)(19)	First Lien Senior Secured Loan	SOFR	7.75%	12.03%	6/1/2028	$1,484	1,476	1,484
Darcy Partners (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.65%	11.88%	6/1/2028	$140	140	140
Darcy Partners (14)(19)(25)	Equity Interest	—	—	—	—	359	360	492
Datix Bidco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	£—	—	—
Datix Bidco Limited (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(23)	—
Datix Bidco Limited (3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	10/30/2030	$—	(31)	—
Datix Bidco Limited (17)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	4/30/2031	$16,626	16,352	16,626
Discovery Senior Living (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.66%	3/18/2030	$6,460	6,407	6,460
Discovery Senior Living (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/18/2030	$—	(21)	—
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	1,985	681	1,640
DTIQ (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	9/30/2029	$—	(32)	(81)
DTIQ (3)(13)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.50%	11.67%	9/30/2029	$269	269	208
DTIQ (13)(19)(29)	First Lien Senior Secured Loan	SOFR	7.50%	11.66%	9/30/2029	$33,439	32,949	32,938
DTIQ (14)(19)(25)	Equity Interest	—	—	—	—	3,995	—	—
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.40%	9.40%	10/30/2030	$2,475	2,408	2,475
Easy Ice (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.40%	9.71%	10/30/2030	$418	351	418
Easy Ice (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.40%	9.71%	10/30/2030	$7,940	7,837	7,940
Electronic Merchant Systems (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/1/2030	$—	—	—
Electronic Merchant Systems (16)(19)(29)	First Lien Senior Secured Loan	SOFR	4.75%	8.92%	8/1/2030	$4,102	4,042	4,102
Electronic Merchant Systems (14)(19)(25)	Equity Interest	—	—	—	—	148	1,596	2,418
Elevator Holdco Inc. (14)(19)(25)	Equity Interest	—	—	—	—	2	2,448	3,410
E-Tech Group (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/9/2030	$—	(10)	(16)
Fiduciaire Jean-Marc Faber (FJMF) (2)(3)(5)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/3/2032	€—	(15)	(38)
Fiduciaire Jean-Marc Faber (FJMF) (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032	€50	55	58
Hollywood LP (6)(19)(25)(26)	Preferred Equity	—	12.50% PIK	12.50%	—	1,812	2,353	2,390
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	9.75% PIK	11.78%	7/13/2028	€3,893	4,042	4,577
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,031	4,228	4,739
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€101	106	119
iBanFirst (6)(18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028	€4,250	4,416	4,997
iBanFirst Facility (6)(14)(19)(25)	Preferred Equity	—	—	—	—	7,112	8,136	28,558
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.17%	1/31/2029	$2,500	2,478	2,500
ImageTrend (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.31%	1/31/2029	$17,000	16,826	17,000
ImageTrend (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	1/31/2029	$—	(33)	—
LEP CP Co-Invest, L.P. (6)(14)(19)(25)	Equity Interest	—	—	—	—	287	380	386

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Business
Mach 1 Bidco Limited (3)(6)(18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.44% PIK	11.49%	5/20/2031		$111	108	111
masLabor (14)(19)(25)	Equity Interest	—	—	—	—		173	173	642
masLabor (18)(19)	First Lien Senior Secured Loan	SOFR	7.50%	11.46%	7/1/2027		$8,255	8,159	8,255
Morrow Sodali (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.48%	9.64%	4/25/2028		$2,579	2,570	2,579
Morrow Sodali (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/25/2028		$—	(14)	—
Opus2 (6)(14)(19)(25)	Equity Interest	—	—	—	—		2,272	2,900	3,980
Opus2 (6)(18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	9.49%	5/5/2028		£123	169	165
Orion (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.43%	3/19/2027		$1,605	1,595	1,605
Orion (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/19/2027		$—	(3)	—
Orion (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.00%	9.26%	3/19/2027		$706	701	706
Orion (3)(18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.26%	3/19/2027		$310	300	310
PRGX (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/20/2030		$—	(25)	(55)
PRGX (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.49%	12/20/2030		$143	141	141
Pure Wafer (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.35%	9.51%	11/12/2030		$891	883	891
Pure Wafer (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	11/12/2030		$—	(17)	—
Pure Wafer (14)(19)(25)	Equity Interest	—	—	—	—		1,236	1,236	1,355
Rydoo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.75%	8.75%	9/26/2031		€5,076	5,795	5,938
Rydoo (6)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.75%	8.75%	9/12/2031		€1,556	1,723	1,820
Rydoo (6)(14)(19)(25)	Preferred Equity	—	—	—	—		655	767	839
Rydoo (6)(14)(19)(25)	Equity Interest	—	—	—	—		1,529	1,790	1,940
SoftCo (6)(14)(19)(25)	Equity Interest	—	—	—	—		500	537	705
SoftCo (6)(15)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.53%	2/22/2031		€2,000	2,148	2,351
Spring Finco BV (2)(3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	7/15/2029	NOK	—	—	(44)
TEI Holdings Inc. (17)(29)	First Lien Senior Secured Loan	SOFR	4.00%	8.00%	4/9/2031		$2,627	2,617	2,623
TES Global (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.03%	1/27/2029		£12	15	16
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.62%	12/18/2030		$87	87	87
Webcentral (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.63%	12/18/2030		€3,503	3,850	3,905
Webcentral (6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.50%	8.62%	12/18/2030		€17	18	20
Services: Business Total								$229,469	$254,013	22.5%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Services: Consumer
CorePower Yoga, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/30/2031	$—	(2)	—
CorePower Yoga, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/30/2031	$—	(9)	—
CorePower Yoga, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	4/30/2031	$7,980	7,940	7,980
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Delayed Draw	SOFR	8.75%	13.00%	6/21/2029	$183	182	171
Master ConcessionAir (3)(19)(33)	First Lien Senior Secured Loan - Revolver	SOFR	8.75%	12.82%	6/21/2029	$217	213	211
Master ConcessionAir (19)(33)	First Lien Senior Secured Loan	SOFR	8.75%	12.75%	6/21/2029	$1,716	1,686	1,673
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	—	12	2
MZR Aggregator (14)(19)(25)	Equity Interest	—	—	—	—	1	798	128
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	6.75% (0.50% PIK)	11.51%	12/22/2028	$1,732	1,709	1,619
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	7.00% (0.50% PIK)	11.56%	12/22/2028	$455	449	425
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.40%	12/22/2028	$25,433	24,723	23,780
MZR Buyer, LLC (15)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	7.00% (0.50% PIK)	11.77%	12/22/2028	$5,223	5,176	4,884
Owl Acquisition, LLC (3)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	9.07%	4/17/2032	$200	199	196
Owl Acquisition, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	4/17/2032	$—	(8)	(9)
Owl Acquisition, LLC (16)(19)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	4/17/2032	$643	641	641
Spotless Brands (3)(15)(19)(29)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	7/25/2028	$9,986	9,934	9,986
Vasa Fitness Buyer, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.35%	10.67%	8/15/2030	$4,068	4,018	4,017
Vasa Fitness, LLC (3)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.35%	10.50%	8/15/2030	$76	66	67
Vasa Fitness, LLC (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	8/15/2030	$—	(2)	(3)
WhiteWater Express (19)(26)	Subordinated Debt	—	14.00% PIK	14.00%	3/31/2031	$8,848	8,778	8,848
Services: Consumer Total							$66,503	$64,616	5.7%

Telecommunications
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan	SOFR	5.10%	9.26%	7/17/2028	$11,988	11,859	11,718
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.10%	9.26%	7/17/2028	$7,120	7,068	6,960
Meriplex Communications, Ltd. (16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.10%	9.26%	7/17/2028	$2,824	2,798	2,760
Substantial Holdco Limited (3)(6)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	4/20/2030	£—	—	—
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.55%	2/28/2029	$18,324	18,059	18,003
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.25%	2/28/2029	$896	896	881
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	20	20	17
Taoglas (14)(19)(25)	Equity Interest	—	—	—	—	2,259	2,259	1,901
Taoglas (15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.25%	2/28/2029	$9,902	9,833	9,729
Taoglas (3)(6)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.25%	11.32%	2/28/2029	$1,284	1,284	1,260
Taoglas (6)(15)(19)	First Lien Senior Secured Loan	SOFR	7.25%	11.25%	2/28/2029	$445	436	437
Telecommunications Total							$54,512	$53,666	4.8%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Transportation: Cargo
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$928	920	856
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$2,397	2,389	2,211
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$2,691	2,686	2,483
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$5,889	5,875	5,433
A&R Logistics, Inc. (15)(19)(26)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$13,056	13,014	12,045
A&R Logistics, Inc. (3)(15)(19)(22)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.50% (4.25% PIK)	10.99%	2/3/2028	$3,436	3,368	2,957
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	—	445	—
ARL Holdings, LLC (14)(19)(25)	Equity Interest	—	—	—	—	9	9	—
Grammer Investment Holdings LLC (14)(19)(25)	Warrants	—	—	—	—	122	—	—
Grammer Investment Holdings LLC (14)(19)(25)	Equity Interest	—	—	—	—	1,011	1,019	—
Grammer Investment Holdings LLC (14)(19)(25)	Preferred Equity	—	—	—	—	11	1,095	1,160
Gulf Winds International (15)(19)	First Lien Senior Secured Loan	SOFR	7.00%	11.16%	12/16/2028	$1,072	1,064	1,018
Gulf Winds International (15)(19)(26)(29)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	11.16%	12/16/2028	$11,944	11,720	11,347
Gulf Winds International (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	7.00%	11.16%	12/16/2028	$3,414	3,313	3,129
ICAT Logistics, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	3/1/2029	$—	(41)	(41)
ICAT Logistics, Inc. (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	3/1/2029	$—	(13)	(13)
ICAT Logistics, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.25%	10.42%	3/1/2029	$9,183	9,045	9,045
REP Coinvest III- A Omni, L.P. (14)(19)(25)	Equity Interest	—	—	—	—	1,377	1,377	739
RoadOne (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.25%	10.56%	12/29/2028	$11,913	11,686	11,913
RoadOne (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.25%	10.57%	12/29/2028	$3,922	3,850	3,922
RoadOne (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.56%	12/29/2028	$932	920	932
Transportation: Cargo Total							$73,741	$69,136	6.1%

Transportation: Consumer
PrimeFlight (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.58%	5/1/2029	$9,358	9,274	9,358
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/1/2029	$4,024	3,977	4,024
PrimeFlight Acquisition LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029	$11,974	11,815	11,974
PrimeFlight Acquisition LLC (15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	5/1/2029	$829	829	829
Transportation: Consumer Total							$25,895	$26,185	2.3%

Utilities: Electric
KAMC Holdings, Inc. (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.45%	8/1/2031	$263	252	252
KAMC Holdings, Inc. (16)(19)(29)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	8/1/2031	$7,857	7,769	7,768
Utilities: Electric Total							$8,021	$8,020	0.7%

Utilities: Water
Vessco Water (3)(16)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.81%	7/24/2031	$1,813	1,795	1,813
Vessco Water (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	7/24/2031	$—	(9)	—
Utilities: Water Total							$1,786	$1,813	0.2%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)		Cost	Market Value	% of NAV (4)
Non-Controlled/Non-Affiliate Investments
Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.92%	7/6/2028		$14,772	13,855	8,863
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan - Revolver	SOFR	2.05% (4.60% PIK)	10.92%	7/6/2028		$2,112	1,950	1,267
Chex Finer Foods, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	6/6/2031		$—	(15)	—
Chex Finer Foods, LLC (3)(5)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	6/6/2031		$—	(17)	—
Chex Finer Foods, LLC (15)(19)(29)	First Lien Senior Secured Loan	SOFR	6.00%	10.13%	6/6/2031		$13,467	13,384	13,467
Fifty AU Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	5.00%	8.74%	8/1/2031	AUD	2,402	1,547	1,582
Fifty U.S. Bidco Inc (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	8/1/2031		$—	(4)	(4)
Fifty U.S. Bidco Inc (3)(15)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.00%	9.30%	8/1/2031		$294	280	279
Fifty U.S. Bidco Inc (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.30%	8/1/2031		$12,202	12,141	12,141
Hultec (14)(19)(25)	Equity Interest	—	—	—	—		1	651	960
SureWerx (16)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	12/28/2029		$934	932	930
SureWerx (3)(18)(19)	First Lien Senior Secured Loan - Revolver	—	—	—	12/28/2028	CAD	—	—	—
SureWerx (2)(3)(5)(18)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	12/28/2029		$—	(7)	(5)
SureWerx (3)(16)(19)	First Lien Senior Secured Loan - Revolver	SOFR	5.25%	9.25%	12/28/2028		$316	302	310
Wholesale Total								$44,999	$39,790	3.4%

Non-Controlled/Non-Affiliate Investments Total								$1,913,737	$1,934,475	171.4%

Non-Controlled/Affiliate Investments
Aerospace & Defense
Ansett Aviation Training (6)(10)(14)(19)(25)	Equity Interest	—	—	—	—		5,119	3,842	13,234
Aerospace & Defense Total								$3,842	$13,234	1.2%

Beverage, Food & Tobacco
ADT Pizza, LLC (10)(14)(19)(25)	Equity Interest	—	—	—	—		6,720	3,372	1,658
Beverage, Food & Tobacco Total								$3,372	$1,658	0.1%

Consumer Goods: Durable
Walker Edison (3)(7)(10)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	10.00%	10.00%	2/2/2026		$266	266	266
Walker Edison (3)(7)(10)(14)(19)	First Lien Senior Secured Loan - Delayed Draw	—	—	—	2/2/2026		$—	—	—
Consumer Goods: Durable Total								$266	$266	0.0%

Non-Controlled/Affiliate Investments Total								$7,480	$15,158	1.3%

Portfolio Company	Investment Type	Index (1)	Spread (1)	Interest Rate	Maturity Date	Principal/Shares (9)	Cost	Market Value	% of NAV (4)
Controlled Affiliate Investments
Aerospace & Defense
BCC Jetstream Holdings Aviation (Off I), LLC (6)(10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	11,863	11,863	7,982
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)(25)	Equity Interest	—	—	—	—	1,116	1,116	—
BCC Jetstream Holdings Aviation (On II), LLC (10)(11)(14)(20)	First Lien Senior Secured Loan	—	—	—	—	$8,013	8,012	4,851
Gale Aviation (Offshore) Co (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	72,247	68,575	57,664
Aerospace & Defense Total							$89,566	$70,497	6.2%

FIRE: Finance
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	900	1,253
Legacy Corporate Lending HoldCo, LLC (10)(11)(19)(25)	Preferred Equity	—	—	—	—	59	52,200	62,236
Legacy Corporate Lending HoldCo, LLC (10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	1	—	—
FIRE: Finance Total							$53,100	$63,489	5.6%

Investment Vehicles
Bain Capital Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	—	10.00%	10.00%	12/27/2033	$169,995	169,995	157,925
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Preferred Equity Interest Investment Vehicles	—	—	—	—	10	10	1,731
Bain Capital Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	10	5,594	6,794
International Senior Loan Program, LLC (6)(10)(11)(18)(19)	Subordinated Note Investment Vehicles	SOFR	8.00%	12.00%	2/22/2028	$190,729	190,729	190,729
International Senior Loan Program, LLC (6)(10)(11)(25)	Equity Interest Investment Vehicles	—	—	—	—	63,587	60,615	41,041
Investment Vehicles Total							$426,943	$398,220	35.4%

Services: Business
Parcel2Go (6)(10)(11)(18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£49	62	56
Parcel2Go (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Parcel2Go (6)(10)(11)(14)(19)(25)	Preferred Equity	—	—	—	—	14,221	—	—
Services: Business Total							$62	$56	0.0%

Services: Consumer
SG Global Midco Limited (6)(10)(11)(19)	First Lien Senior Secured Loan	—	6.00%	6.00%	12/31/2028	£2	3	3
Surrey Bidco Limited (6)(7)(10)(11)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.25%	12/31/2028	£69	76	34
Voltaire Topco Limited (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	—	—	—
Services: Consumer Total							$79	$37	0.0%

Transportation: Cargo
Lightning Holdings B, LLC (6)(10)(11)(14)(19)(25)	Equity Interest	—	—	—	—	33,459	33,770	52,166
Transportation: Cargo Total							$33,770	$52,166	4.6%
Controlled Affiliate Investments Total							$603,520	$584,465	51.8%
Investments Total							$2,524,737	$2,534,098	224.5%

Cash Equivalents
Goldman Sachs Financial Square Government Fund Institutional Share Class	Cash Equivalents	—	—	4.04%	—	$—	32,854	32,854
Goldman Sachs US Treasury Liquid Reserves Fund (30)	Cash Equivalents	—	—	4.02%	—	$—	20,344	20,344
Cash Equivalents Total							$53,198	$53,198	4.8%
Investments and Cash Equivalents Total							$2,577,935	$2,587,296	229.3%

Interest Rate Swap

Description	Hedged Items	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Upfront Payments/Receipts	Unrealized Appreciation
Interest Rate Swap	March 2030 Notes	5.95%	SOFR + 1.90%	Wells Fargo	3/15/2030	$350,000	$-	$9,062

Forward Foreign Currency Exchange Contracts

Currency Purchased	Currency Sold	Counterparty	Settlement Date	Unrealized Appreciation(8)
US DOLLARS 166	POUND STERLING 0	Bank of New York Mellon	10/8/2025	$(166)
US DOLLARS 814	EURO 0	Bank of New York Mellon	10/8/2025	(814)
US DOLLARS 424	CANADIAN DOLLAR 600	Bank of New York Mellon	12/19/2025	(9)
US DOLLARS 148	EURO 302	Wells Fargo	1/9/2026	(505)
US DOLLARS 7,650	EURO 7,225	Bank of New York Mellon	1/28/2026	(895)
US DOLLARS 1,388	POUND STERLING 1,118	Bank of New York Mellon	1/30/2026	(117)
US DOLLARS 1,922	POUND STERLING 1,480	Bank of New York Mellon	3/20/2026	(70)
US DOLLARS 16,492	EURO 14,990	Bank of New York Mellon	3/27/2026	(1,287)
US DOLLARS 9,445	EURO 8,610	BNP Paribas	3/30/2026	(767)
US DOLLARS 1,034	POUND STERLING 0	BNP Paribas	4/10/2026	(1,041)
US DOLLARS 3,130	POUND STERLING 2,410	US Bank	4/14/2026	(112)
US DOLLARS 19,307	EURO 16,810	US Bank	5/12/2026	(671)
US DOLLARS 13,483	POUND STERLING 10,160	US Bank	5/14/2026	(183)
US DOLLARS 1,167	EURO 0	Wells Fargo	5/19/2026	(1,167)
US DOLLARS 58	POUND STERLING 055	Bank of New York Mellon	6/8/2026	(16)
US DOLLARS 819	EURO 700	Bank of New York Mellon	6/8/2026	(14)
US DOLLARS 5,137	EURO 4,400	Bank of New York Mellon	6/9/2026	(99)
US DOLLARS 2,760	EURO 2,360	Bank of New York Mellon	6/10/2026	(48)
US DOLLARS 290	NEW ZEALAND DOLLAR 725	Bank of New York Mellon	6/15/2026	(135)
US DOLLARS 3,959	POUND STERLING 2,915	Bank of New York Mellon	6/17/2026	39
US DOLLARS 7,661	POUND STERLING 5,690	Bank of New York Mellon	6/25/2026	10
US DOLLARS 2,451	POUND STERLING 1,810	US Bank	6/25/2026	18
US DOLLARS 2,451	AUSTRALIAN DOLLARS 3,739	Bank of New York Mellon	7/16/2026	(31)
US DOLLARS 8,665	POUND STERLING 6,450	Wells Fargo	7/16/2026	(6)
US DOLLARS 4,375	EURO 3,680	Wells Fargo	7/16/2026	(11)
US DOLLARS 3,206	AUSTRALIAN DOLLARS 4,900	US Bank	7/31/2026	(46)
US DOLLARS 5,343	POUND STERLING 4,007	BNP Paribas	7/31/2026	(42)
US DOLLARS 11,061	EURO 9,445	BNP Paribas	7/31/2026	(202)
US DOLLARS 5,895	EURO 4,980	Wells Fargo	8/13/2026	(47)
US DOLLARS 3,248	AUSTRALIAN DOLLARS 5,195	Bank of New York Mellon	8/20/2026	(199)
US DOLLARS 27,515	EURO 24,000	Bank of New York Mellon	8/20/2026	(1,128)
US DOLLARS 5,570	EURO 4,860	Wells Fargo	8/20/2026	(230)
US DOLLARS 380	CANADIAN DOLLAR 520	Bank of New York Mellon	8/20/2026	1
US DOLLARS 7,111	POUND STERLING 5,620	Bank of New York Mellon	8/27/2026	(440)
US DOLLARS 5,359	AUSTRALIAN DOLLARS 8,060	Bank of New York Mellon	9/16/2026	11
US DOLLARS 7,171	POUND STERLING 5,316	US Bank	9/24/2026	30
US DOLLARS 3,473	POUND STERLING 2,590	US Bank	10/2/2026	(6)
US DOLLARS 16,837	EURO 14,100	Bank of New York Mellon	10/2/2026	(20)
US DOLLARS 1,083	POUND STERLING 800	Wells Fargo	10/26/2026	9
US DOLLARS 1,031	POUND STERLING 820	Bank of New York Mellon	11/25/2026	(69)
US DOLLARS 2,278	EURO 2,000	Bank of New York Mellon	10/28/2027	(144)
				$(10,619)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at September 30, 2025. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSY, SONIA, SOFR or Prime interest rate floor.
(2)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on the Company’s net assets of $1,128,547 as of September 30, 2025.
(5)
The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)
The investment or a portion of this investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets totaled 28.96% of the Company’s total assets.
(7)
Loan was on non-accrual status as of September 30, 2025.
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
(22)
$345 of the total par amount for this security is at P+ 5.50%.
(23)
Tick mark not used.
(24)
Loan includes interest rate floor of 1.25%.
(25)
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $422,712 or 37.46% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ACAMS	3/10/2022
ADT Pizza, LLC	10/29/2018
Advanced Aircrew	7/26/2024
AGS American Services Investments, L.P.	7/24/2025
Ansett Aviation Training	3/24/2022
Apollo Intelligence	6/1/2022
Applitools	7/18/2025
Appriss Holdings, Inc.	5/3/2021
AQ Software Corporation	12/10/2021
AQ Software Corporation	4/14/2022
AQ Software Corporation	12/29/2022
ARL Holdings, LLC	5/3/2019
AXH Air Coolers	10/31/2023
Bain Capital Senior Loan Program, LLC	12/27/2021
BCC Jetstream Holdings Aviation (Off I), LLC	6/1/2017
BCC Jetstream Holdings Aviation (On II), LLC	6/1/2017
BCC Trillium Foods Investments 1, LLC	5/13/2025
BCSF Project Aberdeen, LLC	7/3/2024
BCSF ServiceMaster Investments, LLC	8/8/2025
Brook Bidco	7/8/2021
BTX Precision	7/25/2024
CB Titan Holdings, Inc.	5/1/2017
Chartbeat	10/4/2024
City BBQ	9/4/2024
Cloud Technology Solutions (CTS)	12/15/2022
Darcy Partners	6/1/2022
DTIQ	9/15/2025
DTIQ	9/30/2024
Eagle Rock Capital Corporation	12/9/2021
East BCC Coinvest II, LLC	7/23/2019
EHE Health	8/7/2024
Electronic Merchant Systems	7/12/2024
Elevation NewCo Intermediate, LLC	8/1/2025
Elevator Holdco Inc.	12/23/2019
Eleven Software	3/20/2024
Eleven Software	4/25/2022
Elk	11/1/2019
FCG Acquisitions, Inc.	1/24/2019
Fineline Technologies, Inc.	2/22/2021
Forward Slope	3/15/2024
Gale Aviation (Offshore) Co	1/2/2019
Galeria	8/1/2024
Gills Point S	5/17/2023
Grammer Investment Holdings LLC	10/1/2018
HealthDrive	8/18/2023

Investment	Acquisition Date
HG Insights, Inc.	6/16/2025
Hollywood LP	4/16/2025
Hultec	3/31/2023
iBanFirst Facility	7/13/2021
Insigneo Financial Group LLC	8/1/2022
International Senior Loan Program, LLC	2/22/2021
Legacy Corporate Lending HoldCo, LLC	4/21/2023
LEP CP Co-Invest, L.P.	4/16/2025
Lightning Holdings B, LLC	1/2/2020
masLabor	7/1/2021
MZR Aggregator	9/17/2024
MZR Aggregator	12/22/2020
Odyssey Behavioral Health	11/21/2024
Opus2	6/16/2021
Parcel2Go	11/26/2024
PayRange	10/31/2024
PPT Group	2/28/2025
PPX	7/29/2021
Precision Ultimate Holdings, LLC	10/7/2024
Precision Ultimate Holdings, LLC	11/6/2019
Pure Wafer	11/12/2024
REP Coinvest III- A Omni, L.P.	2/5/2021
Robinson Helicopter	6/30/2022
Rydoo	9/26/2024
SensorTower	3/15/2024
Service Master	7/15/2021
Service Master	8/16/2021
Sikich	5/6/2024
SoftCo	3/1/2024
Spindrift	2/19/2025
Superna Inc.	3/8/2022
Taoglas	6/27/2024
Taoglas	2/28/2023
Thrasio, LLC	6/18/2024
Titan Cloud Software, Inc	11/4/2022
TLC Holdco LP	10/11/2019
Utimaco	6/28/2022
Ventiv Holdco, Inc.	9/3/2019
Voltaire Topco Limited	8/28/2025
WSP	5/20/2024
WSP	8/31/2021

(26)
Denotes that all or a portion of the investment includes PIK income during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Assets or a portion thereof are pledged as collateral for the 2019-1 Issuer. See “Note 6. Debt.”
(30)
Cash equivalents include $20,356 of restricted cash.
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
				$3,505

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Rate (“BBSW”), the Bank Bill Swap Bid Rate (“BBSY”), the Prime Rate (“Prime” or “P”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR, or Prime and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, BKBM, CORRA, BBSW, BBSY, SONIA, SOFR or Prime interest rate floor.
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

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Commitment fees are recorded on an accrual basis and recognized as interest income. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized against or accreted into interest income using the effective interest method or straight-line method, as applicable. For the Company’s investments in revolving bank loans, the cost basis of the investment purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded. Upon prepayment of a loan or debt security, any prepayment premium, unamortized upfront loan origination fees and unamortized discount are recorded as interest income.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. For the three months ended September 30, 2025 and 2024, the Company recorded $4.2 million and $6.2 million, respectively, of dividend income, of which, $0.5 million and $0.9 million, respectively, related to PIK dividends. For the nine months ended September 30, 2025 and 2024, the Company recorded $15.8 million and $22.7 million, respectively, of dividend income, of which, $3.5 million and $0.9 million, respectively, related to PIK dividends. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, there were twelve loans from six issuers on non-accrual. As of December 31, 2024, there were eight loans from five issuers on non-accrual.

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

The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and incur applicable U.S. federal excise tax and pay a 4% tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2025 and 2024, we recorded an expense of $0.8 million and $1.0 million, respectively for U.S. federal excise tax. For the nine months ended September 30, 2025 and 2024, we recorded an expense of $3.0 million and $3.1 million, respectively for U.S. federal excise tax.

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

Forward Currency Exchange Contracts

The Company may enter into forward currency exchange contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. A forward currency exchange contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The Company does not utilize hedge accounting for its forward currency exchange contracts and as such the Company recognizes the value of its derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation on forward currency exchange contracts recorded on the Consolidated Statements of Operations. Forward currency exchange contracts are valued using the prevailing forward currency exchange rate of the underlying currencies. Unrealized appreciation on forward currency exchange contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Cash collateral maintained in accounts held by counterparties is included in collateral on derivatives on the Consolidated Statements of Assets and Liabilities. Notional amounts and the gross fair value of forward currency exchange contracts assets and liabilities are presented separately on the consolidated schedules of investments.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the Consolidated Financial Statements. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders through September 30, 2025 may include return of capital, however, the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until the Company files our tax return for the tax year ending December 31, 2025. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from US GAAP. BCSF CFSH, LLC, BCSF CFS, LLC, and BCC Middle Market CLO 2019‑1, LLC are disregarded entities for tax purposes and are consolidated with the tax return of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its Consolidated Financial Statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes, if any, are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits related to uncertain tax positions on returns to be filed by the Company for all open tax years should be recorded. The Company identifies its major tax jurisdiction as the United States, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. As of September 30, 2025, the tax years that remain subject to examination are from 2021 forward.

Recent Accounting Pronouncements

The Company’s management has evaluated recently issued accounting standards through November 10, 2025, the issuance date of the Consolidated Financial Statements, and noted that no recent accounting pronouncements will have a material impact on the Consolidated Financial Statements of the Company except for what is noted below:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
First Lien Senior Secured Loan	$1,658,324	65.6%	$1,639,387	64.6%
Second Lien Senior Secured Loan	29,806	1.2	30,021	1.2
Subordinated Debt	95,482	3.8	93,324	3.7
Preferred Equity	110,144	4.4	146,490	5.8
Equity Interest	204,038	8.1	225,825	8.9
Warrants	—	—	831	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	14.3	348,654	13.8
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,731	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.6	47,835	1.9
Total	$2,524,737	100.0%	$2,534,098	100.0%

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

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
USA	$2,212,389	87.7%	$2,184,361	86.3%
Cayman Islands	107,118	4.2	113,775	4.5
Belgium	31,525	1.2	54,115	2.1
United Kingdom	47,183	1.9	49,991	2.0
Canada	34,938	1.4	35,728	1.4
Luxembourg	23,862	0.9	25,570	1.0
France	20,265	0.8	21,248	0.8
Australia	5,538	0.2	14,954	0.6
Germany	16,866	0.7	12,779	0.5
Ireland	14,533	0.6	10,360	0.4
Italy	5,722	0.2	6,202	0.2
Jersey	2,353	0.1	2,390	0.1
Netherlands	1,677	0.1	1,850	0.1
Guernsey	404	0.0	428	0.0
New Zealand	364	0.0	347	0.0
Total	$2,524,737	100.0%	$2,534,098	100.0%

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

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Investment Vehicles (2)	$426,943	16.8%	$398,220	15.8%
High Tech Industries	279,959	11.1	299,423	11.9
Services: Business	229,531	9.1	254,069	10.0
Aerospace & Defense	240,459	9.5	233,750	9.2
Healthcare & Pharmaceuticals	209,684	8.3	206,357	8.1
Transportation: Cargo	107,511	4.3	121,302	4.8
Beverage, Food & Tobacco	118,041	4.7	117,071	4.6
Automotive	106,742	4.2	103,444	4.1
FIRE: Finance (1)	80,233	3.2	94,176	3.7
Construction & Building	82,306	3.3	83,115	3.3
Consumer Goods: Non-Durable	70,562	2.8	69,379	2.7
Services: Consumer	66,582	2.6	64,653	2.6
Environmental Industries	63,209	2.5	64,599	2.5
Capital Equipment	50,301	2.0	57,912	2.3
Consumer Goods: Durable	54,536	2.2	55,246	2.2
Telecommunications	54,512	2.2	53,666	2.1
Chemicals, Plastics & Rubber	52,374	2.1	51,644	2.0
Wholesale	44,999	1.8	39,790	1.6
Hotel, Gaming & Leisure	35,164	1.4	35,704	1.4
Media: Diversified & Production	34,598	1.4	30,263	1.2
Transportation: Consumer	25,895	1.0	26,185	1.0
FIRE: Insurance (1)	20,013	0.8	20,234	0.8
Retail	25,744	1.0	15,404	0.6
Containers, Packaging & Glass	10,813	0.4	10,933	0.4
Utilities: Electric	8,021	0.3	8,020	0.3
Energy: Electricity	7,764	0.3	7,841	0.3
Media: Broadcasting & Subscription	2,874	0.1	2,972	0.1
Media: Advertising, Printing & Publishing	3,084	0.1	2,935	0.1
Metals & Mining	2,367	0.1	2,367	0.1
Utilities: Water	1,786	0.1	1,813	0.1
Consumer goods: Wholesale	8,130	0.3	1,611	0.1
Total	$2,524,737	100.0%	$2,534,098	100.0%

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

International Senior Loan Program, LLC

On February 9, 2021, the Company and Pantheon (“Pantheon”), a leading global alternative private markets manager, formed the International Senior Loan Program, LLC (“ISLP”), an unconsolidated joint venture. ISLP invests primarily in non-US first lien senior secured loans. ISLP was formed as a Delaware limited liability company. The Company and Pantheon committed to initially provide $138.3 million of debt and $46.1 million of equity capital, to ISLP. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments. Pursuant to the terms of the transaction, Pantheon invested $50.0 million to acquire a 29.5% stake in ISLP. The Company contributed debt investments of $317.1 million for a 70.5% stake in ISLP, and received a one-time gross distribution of $190.2 million in cash in consideration of contributing such investments. On December 14, 2023, the Company and Pantheon entered into the second amendment to the amended and restated limited liability company agreement which, among other things, increased capital commitments and changed the proportionate share ownership. The Company and Pantheon agreed to contribute an additional $5.0 million and $45.3 million, respectively, which resulted in new ownership stakes of 64.0% and 36.0%, respectively. As of September 30, 2025, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $41.0 million. As of December 31, 2024, the Company’s investment in ISLP consisted of subordinated notes of $190.7 million and equity interests of $55.4 million.

As of September 30, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company had contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of September 30, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions.

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

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to ISLP. Since inception, the Company has sold $1,171.2 million of its investments to ISLP. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale.

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

As of September 30, 2025, ISLP had $717.8 million in debt and equity investments, at fair value. As of December 31, 2024, ISLP had $655.8 million in debt and equity investments, at fair value.

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

As of September 30, 2025, the ISLP Credit Facilities had $353.8 million of outstanding debt under the credit facility. As of December 31, 2024 the ISLP Credit Facilities had $297.6 million of outstanding debt under the credit facility. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and year ended December 31, 2024 were 6.2% and 7.5%, respectively.

Below is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2025	December 31, 2024
Total investments	$717,798	$655,804
Weighted average yield on investments	9.9%	10.6%
Number of borrowers in ISLP	41	35
Largest portfolio company investment	$52,063	$51,142
Total of five largest portfolio company investments	$192,192	$196,173
Unfunded commitments	$—	$3,907

Below is a listing of ISLP’s individual investments as of September 30, 2025:

International Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2025

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Australian Dollar
Aerospace & Defense
Ansett Aviation Training (14)(19)	Equity Interest	—	—	—	—		10,238	7,115	25,552
Aerospace & Defense Total								$7,115	$25,552	41.8%

Media: Advertising, Printing & Publishing
TGI Sport Bidco Pty Ltd (18)(19)	First Lien Senior Secured Loan	BBSY	7.00%	10.59%	4/30/2026	AUD	9,730	7,125	6,441
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.11%	11.47%	4/30/2026	AUD	4,081	2,568	2,701
Media: Advertising, Printing & Publishing Total								$9,693	$9,142	15.0%

Australian Dollar Total								$16,808	$34,694	56.8%

British Pound
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.25%	9.22%	2/10/2032		£1,564	2,120	2,083
Capital Equipment Total								$2,120	$2,083	3.4%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	7/12/2029		£6,050	7,045	8,143
Reconomy (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	6.25%	8.25%	7/12/2029		£6,578	8,094	8,803
Reconomy (18)(19)	First Lien Senior Secured Loan - Revolver	SOFR	6.50%	10.50%	7/12/2029		£6,578	8,450	8,503
Environmental Industries Total								$23,589	$25,449	41.7%

FIRE: Finance
Avalon Bidco Limited (15)(19)	First Lien Senior Secured Loan	SONIA	6.25%	10.32%	4/16/2032		£12,058	16,233	16,026
Parmenion (18)(19)	First Lien Senior Secured Loan	SONIA	5.50%	9.47%	5/23/2029		£29,070	35,408	39,125
FIRE: Finance Total								$51,641	$55,151	90.3%

FIRE: Insurance
Margaux UK Finance Limited (16)(19)	First Lien Senior Secured Loan	SONIA	4.75%	8.72%	12/19/2027		£7,260	9,171	9,771
FIRE: Insurance Total								$9,171	$9,771	16.0%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
British Pound
High Tech Industries
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.22%	6/28/2029	£7,880	9,129	10,606
Access (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	8.97%	6/28/2029	£9,764	11,887	13,141
Cloud Technology Solutions (CTS) (15)(19)(26)	First Lien Senior Secured Loan	SONIA	2.47% (5.78% PIK)	12.22%	1/3/2030	£9,872	12,511	13,220
High Tech Industries Total							$33,527	$36,967	60.5%

Media: Advertising, Printing & Publishing
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SOFR	6.50%	10.83%	9/2/2029	£5,172	6,068	5,703
OGH Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	6.50%	10.47%	6/29/2029	£13,160	15,245	16,782
TGI Sport Bidco Pty Ltd (17)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	6.03%	10.00%	6/24/2029	£6,700	8,636	9,018
Media: Advertising, Printing & Publishing Total							$29,949	$31,503	51.6%

Services: Business
Beneficium (15)(19)	First Lien Senior Secured Loan	SONIA	5.75%	9.72%	6/28/2031	£7,497	9,729	9,938
Brook Bidco (18)(19)(26)	First Lien Senior Secured Loan	SONIA	1.87% (5.66% PIK)	11.49%	7/10/2028	£28,318	38,059	34,303
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	12.21%	7/10/2028	£6,244	8,270	7,429
Brook Bidco (16)(19)(26)	First Lien Senior Secured Loan	SOFR	1.91% (5.93% PIK)	12.21%	7/10/2028	£8,734	11,506	10,331
Datix Bidco Limited (18)(19)	First Lien Senior Secured Loan	SONIA	5.25%	9.40%	4/30/2031	£8,160	10,502	10,982
Opus2 (18)(19)	First Lien Senior Secured Loan	SONIA	5.53%	9.49%	5/5/2028	£12,151	16,557	16,354
Parcel2Go (18)(19)	First Lien Senior Secured Loan	SONIA	7.00%	10.97%	11/26/2031	£4,722	5,948	5,402
Parcel2Go (14)(19)	Preferred Equity	—	—	—	—	1,407,911	—	—
Parcel2Go (14)(19)	Equity Interest	—	—	—	—	5	—	—
TES Global (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SONIA	5.00%	9.03%	1/27/2029	£1,200	1,494	1,607
TES Global (18)(19)	First Lien Senior Secured Loan	SONIA	5.00%	9.03%	2/1/2029	£14,364	17,684	19,332
Services: Business Total							$119,749	$115,678	189.4%

Services: Consumer
SG Global Midco Limited (19)	First Lien Senior Secured Loan	—	6.00%	6.00%	12/31/2028	£215	285	289
Surrey Bidco Limited (7)(14)(18)(19)(26)	First Lien Senior Secured Loan	SONIA	7.28% PIK	11.25%	12/31/2028	£7,594	8,406	3,781
Voltaire Topco Limited (14)(19)	Equity Interest	—	—	—	—	43	—	—
Services: Consumer Total							$8,691	$4,070	6.7%

British Pound Total							$278,437	$280,672	459.6%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
Canadian Dollar
Retail
New Look (Delaware) Corporation (15)(19)	First Lien Senior Secured Loan	CORRA	5.50%	7.96%	5/26/2028	CAD	17,919	14,689	12,871
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.50%	7.96%	5/26/2028	CAD	1,165	898	837
New Look Vision Group (15)(19)	First Lien Senior Secured Loan - Delayed Draw	CORRA	5.50%	7.96%	5/26/2028	CAD	2,236	1,608	1,606
Retail Total								$17,195	$15,314	25.1%

Canadian Dollar Total								$17,195	$15,314	25.1%

European Currency
Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032		€5,450	6,335	6,407
Goodfellow (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.25%	7.25%	2/10/2032		€1,655	1,924	1,946
Capital Equipment Total								$8,259	$8,353	13.7%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.78%	12/22/2027		€9,095	9,234	10,211
Chemicals, Plastics & Rubber Total								$9,234	$10,211	16.7%

Environmental Industries
Reconomy (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.25%	8.25%	7/12/2029		€2,440	2,475	2,869
Environmental Industries Total								$2,475	$2,869	4.7%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
European Currency
FIRE: Insurance
MRHT (18)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.00%	7.11%	5/17/2032		€13,809	15,918	16,073
FIRE: Insurance Total								$15,918	$16,073	26.3%

Healthcare & Pharmaceuticals
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.12%	5/28/2028		€13,320	16,151	15,034
Mertus 522. GmbH (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	6.25% (0.75% PIK)	9.04%	5/28/2028		€22,584	27,391	25,490
Nafinco (18)(19)	First Lien Senior Secured Loan	EURIBOR	5.25%	7.29%	8/29/2031		€8,000	8,414	9,359
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	8.68% PIK	10.75%	1/19/2029		€14,209	15,970	16,037
Pharmathen (18)(19)(26)	First Lien Senior Secured Loan- Revolver	EURIBOR	8.68% PIK	10.75%	1/19/2029		€2,583	2,639	2,916
Healthcare & Pharmaceuticals Total								$70,565	$68,836	112.7%

High Tech Industries
New Gen Holding (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	3.25% (3.00% PIK)	8.37%	5/28/2031		€8,600	9,939	10,035
Onventis (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	7.25%	9.20%	1/14/2030		€13,919	15,103	16,364
PlentyMarkets (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	3.25% (3.70% PIK)	8.89%	4/2/2032		€15,183	17,504	17,716
Utimaco (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.75%	7.79%	5/14/2029		€6,005	6,093	7,060
High Tech Industries Total								$48,639	$51,175	83.8%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	EURIBOR	5.50%	7.54%	8/31/2028		€2,619	2,951	3,079
Media: Broadcasting & Subscription Total								$2,951	$3,079	5.0%

Media: Diversified & Production
Aptus 1724. Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan	EURIBOR	7.00% PIK	9.03%	3/3/2028		€36,230	42,816	17,038
Media: Diversified & Production Total								$42,816	$17,038	27.9%

Services: Business
Fiduciaire Jean-Marc Faber (FJMF) (15)(19)	First Lien Senior Secured Loan - Delayed Draw	EURIBOR	5.50%	7.58%	4/3/2032		€7,904	9,100	9,200
iBanFirst (18)(19)(26)	First Lien Senior Secured Loan	EURIBOR	9.75% PIK	11.77%	7/13/2028		€15,520	17,457	18,246
Webcentral (18)(19)	First Lien Senior Secured Loan	EURIBOR	6.50%	8.62%	12/18/2030		€3,423	3,783	4,024
Webcentral (18)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.50%	10.62%	12/18/2030		€3,323	3,462	3,906
Services: Business Total								$33,802	$35,376	58.0%

European Currency Total								$234,659	$213,010	348.8%

Norwegian Krone
Services: Business
Spring Finco BV (18)(19)	First Lien Senior Secured Loan	NIBOR	5.00%	9.05%	7/15/2029	NOK	174,360	16,601	17,312
Services: Business Total								$16,601	$17,312	28.3%

Norwegian Krone Total								$16,601	$17,312	28.3%

				Interest	Maturity	Principal /		Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)	Cost	Value	Equity (4)
U.S. Dollar
Automotive
Cardo (18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028	$9,653	9,615	9,653
Automotive Total							$9,615	$9,653	15.8%

Capital Equipment
Goodfellow (15)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	2/10/2032	$2174	2,153	2,152
Capital Equipment Total							$2,153	$2,152	3.5%

Chemicals, Plastics & Rubber
V Global Holdings LLC (16)(19)	First Lien Senior Secured Loan	SOFR	5.90%	10.14%	12/22/2027	$22,866	22,866	21,951
Chemicals, Plastics & Rubber Total							$22,866	$21,951	35.9%

Consumer Goods: Durable
Stanton Carpet (15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$5,000	4,965	5,000
Consumer Goods: Durable Total							$4,965	$5,000	8.2%

High Tech Industries
NearMap (15)(19)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	12/9/2029	$23,167	23,023	23,167
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	10.01%	5/14/2029	$12,043	11,978	12,043
Utimaco (16)(19)	First Lien Senior Secured Loan	SOFR	5.75%	9.88%	5/14/2029	$6,260	6,225	6,260
High Tech Industries Total							$41,226	$41,470	67.9%

Media: Advertising, Printing & Publishing
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$9,411	9,321	9,270
Facts Global Energy (15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.26%	12/20/2031	$6,763	6,699	6,662
Media: Advertising, Printing & Publishing Total							$16,020	$15,932	26.1%

Media: Broadcasting & Subscription
Lightning Finco Limited (16)(19)	First Lien Senior Secured Loan	SOFR	5.93%	10.13%	8/31/2028	$23,907	23,817	23,907
Media: Broadcasting and Subscription Total							$23,817	$23,907	39.1%

Media: Diversified & Production
Aptus 1724 Gmbh (7)(14)(19)(21)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	7.15% PIK	11.22%	3/3/2028	$10,351	10,324	4,141
Media: Diversified & Production Total							$10,324	$4,141	6.8%

				Interest	Maturity	Principal /			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Shares (9)		Cost	Value	Equity (4)
U.S. Dollar
Services: Business
Avalon Acquiror, Inc. (15)(19)	First Lien Senior Secured Loan	SOFR	6.00%	10.00%	3/10/2028		$11,610	11,561	11,610
Cube (18)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	SOFR	3.00% (4.44% PIK)	11.45%	5/20/2031		$9,176	9,176	9,176
Easy Ice (15)(19)	First Lien Senior Secured Loan	SOFR	5.40%	9.71%	10/30/2030		$8,436	8,324	8,436
Services: Business Total								$29,061	$29,222	48.0%

U.S. Dollar Total								$160,047	$153,428	251.3%

New Zealand Dollar
Beverage, Food & Tobacco
Hellers (15)(19)(26)	First Lien Senior Secured Loan - Delayed Draw	BKBM	3.63% (1.88% PIK)	8.35%	9/27/2030	$NZ	5,924	3,447	3,368
Beverage, Food & Tobacco Total								$3,447	$3,368	5.5%

New Zealand Dollar Total								$3,447	$3,368	5.5%

Total								$727,194	$717,798	1175.4%

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized
Currency Purchased	Currency Sold	Counterparty	Date	Appreciation(8)
AUSTRALIAN DOLLARS 3,634	EURO 2,047	Standard Chartered	10/09/2025	$2
EURO 2,018	AUSTRALIAN DOLLARS 3,634	Standard Chartered	10/09/2025	(36)
AUSTRALIAN DOLLARS 13,396	US DOLLARS 8,859	Standard Chartered	10/09/2025	19
US DOLLARS 8,768	AUSTRALIAN DOLLARS 13,396	Standard Chartered	10/09/2025	(109)
EURO 1,794	BRITISH POUNDS 1,556	Standard Chartered	10/09/2025	15
BRITISH POUNDS 1,556	EURO 1,781	Standard Chartered	10/09/2025	-
US DOLLARS 7,796	BRITISH POUNDS 5,734	Goldman	10/09/2025	77
CANADIAN DOLLARS 843	EURO 516	Standard Chartered	10/09/2025	-
EURO 525	CANADIAN DOLLARS 843	Standard Chartered	10/09/2025	11
CANADIAN DOLLARS 3,107	US DOLLARS 2,232	Standard Chartered	10/09/2025	2
US DOLLARS 2,279	CANADIAN DOLLARS 3,107	Standard Chartered	10/09/2025	45
EURO 782	NORWEGIAN KRONE 9,294	Standard Chartered	10/09/2025	(13)
EURO 4,969	US DOLLARS 5,860	Standard Chartered	10/09/2025	(18)
NORWEGIAN KRONE 9,294	EURO 793	Standard Chartered	10/09/2025	(1)
US DOLLARS 5,860	EURO 4,992	Standard Chartered	10/09/2025	(8)
EURO 22,110	US DOLLARS 25,959	Standard Chartered	10/09/2025	31
US DOLLARS 26,052	EURO 22,110	Standard Chartered	10/09/2025	61
NORWEGIAN KRONE 34,256	US DOLLARS 3,432	Standard Chartered	10/09/2025	1
US DOLLARS 3,395	NORWEGIAN KRONE 34,256	Standard Chartered	10/09/2025	(38)
EURO 420	BRITISH POUNDS 365	BNP Paribas	10/21/2025	3
EURO 755	BRITISH POUNDS 682	Morgan Stanley	11/10/2025	(29)
BRITISH POUNDS 550	EURO 628	Morgan Stanley	11/10/2025	1
US DOLLARS 1,071	BRITISH POUNDS 860	Morgan Stanley	11/10/2025	(86)
US DOLLARS 677	EURO 640	Morgan Stanley	11/10/2025	(77)
US DOLLARS 1,425	EURO 1,290	Morgan Stanley	11/10/2025	(95)
US DOLLARS 29,725	EURO 27,780	Standard Chartered	11/10/2025	(2,993)
BRITISH POUNDS 10,983	US DOLLARS 14,877	Morgan Stanley	12/08/2025	(91)
US DOLLARS 14,852	BRITISH POUNDS 10,983	Morgan Stanley	12/08/2025	66
US DOLLARS 13,352	BRITISH POUNDS 10,983	Morgan Stanley	12/08/2025	(1,434)
EURO 20,600	US DOLLARS 24,289	Standard Chartered	12/08/2025	7
US DOLLARS 24,289	EURO 20,600	Standard Chartered	12/08/2025	(7)
US DOLLARS 22,516	EURO 20,600	Standard Chartered	12/08/2025	(1,781)
EURO 18,912	US DOLLARS 20,060	Standard Chartered	01/09/2026	2,286
US DOLLARS 2,285	AUSTRALIAN DOLLARS 3,590	Standard Chartered	02/24/2026	(97)
US DOLLARS 2,713	BRITISH POUNDS 2,090	Goldman Sachs	02/24/2026	(100)
AUSTRALIAN DOLLARS 3,590	US DOLLARS 2,353	Standard Chartered	02/24/2026	29
EURO 4,860	US DOLLARS 5,747	Morgan Stanley	02/24/2026	8
US DOLLARS 882	CANADIAN DOLLARS 1,243	Morgan Stanley	02/24/2026	(17)
US DOLLARS 5,168	EURO 4,860	Morgan Stanley	02/24/2026	(587)
EURO 215	CANADIAN DOLLARS 337	Morgan Stanley	02/26/2026	10
EURO 2,830	AUSTRALIAN DOLLARS 5,037	Morgan Stanley	03/10/2026	11
EURO 1,706	AUSTRALIAN DOLLARS 3,040	Standard Chartered	03/10/2026	4
EURO 2,223	BRITISH POUNDS 1,906	Morgan Stanley	03/10/2026	70
AUSTRALIAN DOLLARS 2,210	EURO 1,227	Standard Chartered	03/10/2026	13
EURO 2,003	US DOLLARS 2,365	BNP Paribas	03/10/2026	9
US DOLLARS 3,530	EURO 2,985	Morgan Stanley	03/10/2026	(7)
EURO 4,476	US DOLLARS 5,200	Morgan Stanley	03/10/2026	103
EURO 5,507	US DOLLARS 6,400	Standard Chartered	03/10/2026	125
EURO 1,750	BRITISH POUNDS 1,545	Standard Chartered	04/02/2026	(3)
US DOLLARS 2,820	BRITISH POUNDS 2,117	Morgan Stanley	05/08/2026	(28)
EURO 3,289	BRITISH POUNDS 2,835	BNP Paribas	06/02/2026	100
US DOLLARS 1,545	BRITISH POUNDS 1,145	Morgan Stanley	06/02/2026	5
EURO 1,950	US DOLLARS 2,318	BNP Paribas	06/02/2026	1
US DOLLARS 3,443	EURO 2,960	BNP Paribas	06/02/2026	(78)
US DOLLARS 1,889	NEW ZEALAND DOLLAR 3,146	Standard Chartered	06/25/2026	45
US DOLLARS 12,143	AUSTRALIAN DOLLARS 18,568	Morgan Stanley	09/10/2026	(177)
US DOLLARS 7,318	AUSTRALIAN DOLLARS 11,205	Standard Chartered	09/10/2026	(117)
US DOLLARS 6,778	BRITISH POUNDS 5,010	Morgan Stanley	09/10/2026	47
AUSTRALIAN DOLLARS 8,042	US DOLLARS 5,279	Morgan Stanley	09/10/2026	57

BRITISH POUNDS 2,890	US DOLLARS 3,893	Morgan Stanley	09/10/2026	(10)
EURO 427	NEW ZEALAND DOLLAR 853	Morgan Stanley	09/16/2026	9
EURO 2,178	AUSTRALIAN DOLLARS 3,931	Standard Chartered	10/02/2026	(4)
US DOLLARS 9,578	AUSTRALIAN DOLLARS 14,489	Standard Chartered	10/02/2026	(35)
EURO 412	CANADIAN DOLLARS 677	Standard Chartered	10/02/2026	-
US DOLLARS 1,813	CANADIAN DOLLARS 2,494	Standard Chartered	10/02/2026	(4)
EURO 784	NORWEGIAN KRONE 9,370	Standard Chartered	10/02/2026	1
EURO 4,925	US DOLLARS 5,890	Standard Chartered	10/02/2026	(2)
US DOLLARS 28,295	EURO 23,720	Standard Chartered	10/02/2026	(63)
US DOLLARS 3,447	NORWEGIAN KRONE 34,539	Standard Chartered	10/02/2026	(6)
				$(4,877)

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Bank Bill Benchmark Rate (“BKBM”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at September 30, 2025. Certain investments are subject to a EURIBOR, BKBM, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on ISLP's net assets (in thousands) of $61,067 as of September 30, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of September 30, 2025.
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
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the investment includes PIK income during the period.

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
				$4,237

(1)
The investments bear interest at a rate that may be determined by reference to the Euro Interbank Offered Rate (“EURIBOR” or “E”), the Norwegian Interbank Offered Rate (“NIBOR” or “N”), the Canadian Overnight Repo Rate Average (“CORRA”), the Bank Bill Swap Bid Rate (“BBSY”), the Sterling Overnight Index Average (“SONIA”) or Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a EURIBOR, NIBOR, CORRA, BBSY, SONIA, or SOFR interest rate floor.

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
(22)
Tick mark not used.
(23)
Tick mark not used.
(24)
Tick mark not used.
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the debt investment includes PIK interest during the period.

Below is the financial information for ISLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $727,194 and $683,538, respectively)	$717,798	$655,804
Cash and cash equivalents	13,347	7,610
Foreign cash (cost of $13,496 and $21,972, respectively)	13,871	21,243
Collateral on forward currency exchange contracts	3	14
Deferred financing costs (net of accumulated amortization of $3,717 and $3,042, respectively)	3,376	2,138
Unrealized appreciation on forward currency exchange contracts	—	4,237
Interest receivable on investments	13,352	13,854
Other receivable	2,706	—
Total assets	$764,453	$704,900

LIABILITIES
Debt	$353,755	$297,634
Subordinated notes payable to members	305,782	297,240
Interest payable on debt	856	5,279
Interest payable on subordinated notes payable to members	9,613	20,204
Payable for investments purchased	26,068	—
Unrealized depreciation on forward currency exchange contracts	4,877	—
Distributions payable to members	1,311	550
Accounts payable and accrued expenses	1,124	429
Total liabilities	$703,386	$621,336
MEMBERS' EQUITY
Total members’ equity	61,067	83,564
Total liabilities and members’ equity	$764,453	$704,900

Selected Statements of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
Interest income	$17,244	$19,091	$52,261	$60,528
Total investment income	17,244	19,091	52,261	60,528

Expenses
Interest and debt financing expenses	5,348	6,092	15,804	19,158
Interest expense on subordinated notes payable to members	9,605	10,274	28,034	30,116
Professional fees and other expenses	980	754	2,900	2,361
Total expenses	15,933	17,120	46,738	51,635
Net investment income	1,311	1,971	5,523	8,893

Net realized and unrealized gains (losses)
Net realized gain (loss) on investments	414	627	1,821	(7,702)
Net realized loss on extinguishment of debt	—	—	(1,652)	—
Net realized gain (loss) on foreign currency transactions	295	(90)	(20,457)	7,783
Net realized gain (loss) on forward currency exchange contracts	(1,468)	(4,267)	88	(3,423)
Net change in unrealized appreciation on foreign currency translation	3,522	(15,703)	(13,177)	(15,297)
Net change in unrealized appreciation on forward currency exchange contracts	2,315	(613)	(9,114)	1,341
Net change in unrealized appreciation on investments	(21,068)	22,136	18,337	803
Total net gain (loss)	(15,990)	2,090	(24,154)	(16,495)
Net increase (decrease) in members’ equity from operations	$(14,679)	$4,061	$(18,631)	$(7,602)

Bain Capital Senior Loan Program, LLC

On February 9, 2022, the Company, and an entity advised by Amberstone Co., Ltd. (“Amberstone”), a credit focused investment manager that advises institutional investors, committed capital to a newly formed joint venture, Bain Capital Senior Loan Program, LLC (“SLP”). Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) between the Company and Amberstone, each such party has a 50% economic ownership interest in SLP. Amberstone’s initial capital commitments to SLP were $179.0 million, with each party expected to maintain their pro rata proportionate share for each capital contribution. SLP will seek to invest primarily in senior secured first lien loans of U.S. borrowers. Through these capital contributions, SLP acquired 70% of the membership equity interests of the Company’s 2018‑1 portfolio (“2018‑1”). The Company retained 30% of the 2018‑1 membership equity interests as a non-controlling equity interest. As of September 30, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.7 million and equity interests of $6.8 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10 thousand and equity interests of ($4.8) million.

In future periods, the Company may sell certain of its investments or a participating interest in certain of its investments to SLP. The Company may also purchase certain investments or a participating interest in certain investments from SLP. Since inception, the Company has sold $2,285.2 million of its investments to SLP and purchased $102.5 million in investments from SLP. The purchase and sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a purchase and sale.

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

On March 13, 2024, SLP refinanced the 2018-1 Issuer through a private placement of $500 million of senior secured and senior deferrable notes consisting of (i) $290.0 million of Class A-1-R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 2.25% per annum; (ii) $20.0 million of Class A‑J‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.70% per annum; (iii) $30.0 million of Class A-2-R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 2.90% per annum; (iv) $40.0 million of Class B-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.90% per annum; (v) $30.0 million of Class C-R Mezzanine Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 5.90% per annum; and (vi) $30.0 million of Class D-R Junior Secured Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 8.32% per annum (collectively, the “2018‑1 CLO Reset Notes”). The membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. The 2018‑1 CLO Reset Notes are scheduled to mature on April 20, 2036. The transaction resulted in a realized loss on the extinguishment of debt of $1.3 million from the acceleration of unamortized debt issuance costs. The obligations of the 2018-1 Issuer under the 2018-1 CLO Transaction are non-recourse to the Company.

As part of the refinancing transaction, SLP bought the Company's membership interests of the 2018-1 Issuer for $22.4 million, making SLP the sole owner of the membership interests.

Below is a table summary of the 2018‑1 CLO Reset Notes as of September 30, 2025:

				Interest rate at
2018-1 Notes	Principal Amount	Spread above Index		September 30, 2025
Class A-1-R	$290,000	2.25	% + 3 Month SOFR	6.58%
Class A-J-R	20,000	2.70	% + 3 Month SOFR	7.03%
Class A-2-R	30,000	2.90	% + 3 Month SOFR	7.23%
Class B-R	40,000	3.90	% + 3 Month SOFR	8.23%
Class C-R	30,000	5.90	% + 3 Month SOFR	10.23%
Class D-R	30,000	8.32	% + 3 Month SOFR	12.65%
Membership Interests	60,000	Non-interest bearing		Not applicable
Total 2018-1 Notes	$500,000

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

On August 13, 2025, the 2023-1 Issuer refinanced the 2023‑1 CLO Transaction through a private placement of $331.6 million of senior secured and senior deferrable notes consisting of: (i) $188.5 million of Class A‑1‑R Senior Secured Floating Rate Notes, which currently bear interest at the applicable reference rate plus 1.58% per annum; (ii) $9.8 million of Class A‑2‑R Senior Secured Floating Rate Notes, which bear interest at the applicable reference rate plus 1.80% per annum; (iii) $22.8 million of Class B-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 1.90% per annum; (iv) $27.6 million of Class C-R Senior

Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 2.25% per annum; (v) $17.9 million of Class D-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 3.25% per annum; and (vi) $19.5 million of Class E-R Senior Deferrable Floating Rate Notes, which bear interest at the applicable reference rate plus 6.5% per annum (collectively, the “2023‑1 CLO Reset Notes”). The 2023‑1 CLO Reset Notes are scheduled to mature on July 1, 2037. The Company retained $27.6 million of the Class C-R Notes, $17.9 million of the Class D-R Notes, and $19.5 million of the Class E-R Notes. The retained notes by the Company are eliminated in consolidation. The obligations of the 2023-1 Issuer under the 2023-1 CLO Transaction are non-recourse to the Company.

The 2023‑1 Notes are scheduled to mature on July 20, 2035 and are included in SLP’s Consolidated Financial Statements. The membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2023-1 Notes as of September 30, 2025:

				Interest rate at
2023-1 Debt	Principal Amount	Spread above Index		September 30, 2025
Class A-1-R Notes	$188,500	1.58	% + SOFR	5.81%
Class A-2-R Notes	9,750	1.80	% + SOFR	6.03%
Class B-R	22,750	1.90	% + SOFR	6.13%
Total 2023-1 Notes	221,000
Membership Interests	45,636	Non-interest bearing		Not applicable
Total	$266,636

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

On July 10, 2024 (the “2024-1 Closing Date”), SLP, through BCC Middle Market CLO 2024‑1 LLC (the “2024‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP, completed a $450.4 million term debt securitization (the “2024-1 CLO Transaction”). The Class A-1, A-2, B, C, D, and E 2024-1 notes issued in connection with the 2024-1 CLO Transaction (the “2024-1 Notes”) are secured by a diversified portfolio of the 2024-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2024-1 Portfolio”). The Company retained $25.5 million of the Class E Notes. The retained notes by the Company are eliminated in consolidation. At the 2024-1 Closing Date, the 2024-1 Portfolio was comprised of assets transferred from SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2024-1 CLO Transaction.

The 2024‑1 Notes are scheduled to mature on July 17, 2036 and are included in SLP’s Consolidated Financial Statements. The Company's membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2024-1 Notes as of September 30, 2025:

				Interest rate at
2024-1 Debt	Principal Amount	Spread above Index		September 30, 2025
Class A-1 Notes	$250,750	1.75	% + SOFR	6.07%
Class A-2 Notes	12,750	1.95	% + SOFR	6.27%
Class B Notes	25,500	2.05	% + SOFR	6.37%
Class C Notes	34,000	2.75	% + SOFR	7.07%
Class D Notes	25,500	4.50	% + SOFR	8.82%
Total 2024-1 Notes(1)	348,500
Membership Interests	76,395	Non-interest bearing		Not applicable
Total	$424,895

(1) As of September 30, 2025, there were no Class E Notes outstanding.

On December 9, 2024, SLP, through SLP MM CLO WH 3, LLC, a Delaware limited liability company and a wholly-owned subsidiary, entered into a $300.0 million senior secured revolving credit facility which bears interest at SOFR plus 200 basis points with Société Générale, subject to leverage and borrowing base restrictions (the “MM CLO WH 3 Credit Facility”). The maturity date of the MM CLO WH 3 Credit Facility was December 8, 2032. On July 8, 2025, the MM CLO WH 3 Credit Facility was terminated.

On July 8, 2025 (the “2025-1 Closing Date”), SLP, through BCC Middle Market CLO 2025‑1 LLC (the “2025‑1 Issuer”), a Delaware limited liability company and a wholly-owned and consolidated subsidiary of SLP, completed a $349.1 million term debt securitization (the “2025-1 CLO Transaction”). The Class A-1, A-2, B, C, D-1, and D-2 2025-1 notes issued in connection with the 2025-1 CLO Transaction (the “2025-1 Notes”) are secured by a diversified portfolio of the 2025-1 Issuer consisting primarily of middle market loans and participation interests in middle market loans, the majority of which are senior secured loans (the “2025-1 Portfolio”). At the 2025-1 Closing Date, the 2025-1 Portfolio was comprised of assets transferred from SLP and its consolidated subsidiaries. All transfers were eliminated in consolidation and there were no realized gains or losses recognized in the 2025-1 CLO Transaction.

The 2025‑1 Notes are scheduled to mature on July 17, 2037 and are included in SLP’s Consolidated Financial Statements. The Company's membership interests are eliminated in consolidation on SLP’s Consolidated Financial Statements. Below is a table summary of the 2025-1 Notes as of September 30, 2025:

				Interest rate at
2025-1 Debt	Principal Amount	Spread above Index		September 30, 2025
Class A-1 Notes	$147,000	1.62	% + SOFR	5.73%
Class A-1 Loans	56,000	1.62	% + SOFR	5.73%
Class A-2 Loans	14,000	1.77	% + SOFR	5.88%
Class B Notes	21,000	1.95	% + SOFR	6.06%
Class C Notes	29,750	2.50	% + SOFR	6.61%
Class D-1 Notes	19,250	3.50	% + SOFR	7.61%
Class D-2 Notes	8,750	5.50	% + SOFR	9.61%
Total 2025-1 Notes	295,750
Subordinated Notes	53,380	Non-interest bearing		Not applicable
Total	$349,130

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding as of September 30, 2025 was 7.1%. The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the year ended December 31, 2024 was 8.2%.

Below is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2025	December 31, 2024
Total investments	$1,548,938	$1,399,241
Weighted average yield on investments	10.0%	10.6%
Number of borrowers in SLP	94	100
Largest portfolio company investment	$42,336	$35,681
Total of five largest portfolio company investments	$187,132	$171,681
Unfunded commitments	$4,870	$991

Below is a listing of SLP’s individual investments as of September 30, 2025:

Senior Loan Program, LLC

Consolidated Schedule of Investments

As of September 30, 2025

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Aerospace & Defense
ATS (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	10.07%	7/12/2029	$20,165	19,983	20,165
BTX Precision (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/25/2030	$21,554	21,442	21,554
BTX Precision (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	7/25/2030	$4,975	4,975	4,975
Forward Slope (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.60%	8/22/2029	$14,025	13,884	14,025
Forward Slope (15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.60%	9.60%	8/22/2029	$18,374	18,374	18,374
Forward Slope (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.60%	9.60%	8/22/2029	$9,937	9,937	9,937
GSP Holdings, LLC (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.95% (2.95% PIK)	9.90%	11/6/2026	$25,631	25,571	23,836
Heads Up Technologies, Inc. (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	7/23/2030	$16,500	16,418	16,418
Mach Acquisition T/L (12)(15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	7.15% (2.00% PIK)	13.48%	10/19/2026	$15,962	15,962	15,962
Saturn Purchaser Corp. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.85%	9.17%	7/22/2030	$29,633	29,576	29,633
Whitcraft-Paradigm (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.50%	2/15/2029	$4,513	4,513	4,513
Whitcraft-Paradigm (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.82%	2/15/2029	$11,268	11,210	11,268
Aerospace & Defense Total							$191,845	$190,660	1668.2%

Automotive
Cardo (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.25%	9.54%	5/12/2028	$10,800	10,800	10,800
Chilton (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.82%	2/5/2031	$16,431	16,233	16,308
Gills Point S (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	5/17/2029	$9,775	9,653	9,580
Intoxalock (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.10%	9.26%	11/1/2028	$16,797	16,706	16,797
JHCC Holdings, LLC (15)(19)(34)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.25%	9.25%	9/9/2027	$8,103	8,061	8,103
JHCC Holdings, LLC (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	9/9/2027	$16,158	16,073	16,158
Automotive Total							$77,526	$77,746	680.3%

Beverage, Food & Tobacco
AgroFresh Solutions (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.35%	10.51%	3/31/2029	$24,016	23,884	24,016
Beverage, Food & Tobacco Total							$23,884	$24,016	210.1%

Capital Equipment
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$27,189	27,092	27,189
AXH Air Coolers (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.63%	10/31/2029	$13,130	13,130	13,130
Capital Equipment Total							$40,222	$40,319	352.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Chemicals, Plastics & Rubber
Duraco (19)(32)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.79%	6/6/2029	$16,080	15,842	15,437
V Global Holdings LLC (12)(16)(19)(34)	First Lien Senior Secured Loan	SOFR	5.90%	10.14%	12/22/2027	$9,853	9,828	9,459
Chemicals, Plastics & Rubber Total							$25,670	$24,896	217.8%

Construction & Building
AGS American Glass Services Acquisition, LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	7/24/2031	$4,000	3,980	3,980
Service Master (18)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.03%	8/16/2027	$18,839	18,839	18,839
Service Master (15)(19)(26)(36)	First Lien Senior Secured Loan	SOFR	5.86% (1.00% PIK)	11.00%	8/16/2027	$4,993	4,990	4,993
Zeus Fire & Security (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.32%	12/11/2030	$19,354	19,219	19,209
Construction & Building Total							$47,028	$47,021	411.4%

Consumer Goods: Durable
Stanton Carpet (12)(15)(19)	Second Lien Senior Secured Loan	SOFR	9.15%	13.44%	3/31/2028	$5,000	4,954	5,000
TLC Purchaser, Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.76%	10/11/2027	$1,995	1,975	1,995
TLC Purchaser, Inc. (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.76%	9.78%	10/11/2027	$35,431	34,752	35,436
Consumer Goods: Durable Total							$41,681	$42,431	371.3%

Consumer Goods: Non-Durable
Evriholder (12)(19)(32)(35)	First Lien Senior Secured Loan	SOFR	6.90%	11.06%	1/24/2028	$15,622	15,523	15,466
Hempz (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	10/25/2029	$13,832	13,730	13,763
Solaray, LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.85%	10.98%	12/15/2025	$9,780	9,780	9,291
Summer Fridays, LLC (12)(15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/16/2031	$10,723	10,567	10,562
RoC Skincare (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.75%	9.96%	2/21/2031	$24,115	23,924	24,115
WU Holdco, Inc. (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	4/15/2032	$26,213	26,087	26,082
Consumer Goods: Non-Durable Total							$99,611	$99,279	868.7%

Consumer Goods: Wholesale
WSP (7)(14)(15)(19)	First Lien Senior Secured Loan	SOFR	1.25%	5.45%	4/27/2028	$3,338	3,106	1,769
WSP (7)(14)(19)(26)	First Lien Senior Secured Loan	—	8.00% PIK	8.00%	4/27/2028	$2,214	1,978	—
Consumer Goods: Wholesale Total							$5,084	$1,769	15.5%

Containers, Packaging & Glass
ASP-r-pac Acquisition Co LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.57%	12/29/2027	$22,412	22,314	22,412
Containers, Packaging & Glass Total							$22,314	$22,412	196.1%

Energy: Electricity
WCI Gigawatt Purchaser (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.01%	10.21%	11/19/2027	$20,096	19,968	20,096
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.01%	10.21%	11/19/2027	$4,663	4,617	4,663
WCI Gigawatt Purchaser (15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.26%	10.46%	11/19/2027	$3,333	3,333	3,333
Energy: Electricity Total							$27,918	$28,092	245.8%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
FIRE: Finance
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.75%	8.91%	12/23/2027	$2,095	2,079	2,079
Allworth Financial Group, L.P. (12)(15)(19)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	12/23/2027	$8,194	8,194	8,194
Choreo (15)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/18/2028	$2,463	2,463	2,463
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.88%	8/1/2028	$7,400	7,400	7,400
Insigneo Financial Group LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	6.60%	10.79%	8/1/2028	$3,825	3,825	3,825
PMA (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.75%	1/31/2031	$17,456	17,225	17,456
Wealth Enhancement Group (WEG) (15)(19)(35)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.79%	10/2/2028	$11,755	11,744	11,755
FIRE: Finance Total							$52,930	$53,172	465.2%

FIRE: Insurance
Simplicity (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	12/31/2031	$25,061	24,820	25,061
FIRE: Insurance Total							$24,820	$25,061	219.3%

Healthcare & Pharmaceuticals
AEG Vision (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.90%	9.90%	3/27/2027	$1,155	1,155	1,155
AOM Infusion (16)(19)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	3/19/2032	$3,643	3,608	3,625
Apollo Intelligence (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.75%	9.98%	5/31/2028	$10,476	10,429	10,319
Beacon Specialized Living (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	3/25/2028	$12,495	12,424	12,495
EHE Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	8/7/2030	$24,503	24,294	24,503
HealthDrive (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.10%	10.26%	8/20/2029	$20,269	20,269	20,269
HealthDrive (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.26%	8/20/2029	$270	270	270
HealthDrive (3)(15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.10%	10.27%	8/20/2029	$2,129	2,115	2,115
Odyssey Behavioral Health (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.46%	5/21/2031	$35,239	34,855	35,239
Pharmacy Partners (12)(19)(32)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.70%	2/28/2029	$23,347	23,155	23,347
Psychiatric Medical Care LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.75%	8.74%	7/1/2032	$10,250	10,122	10,122
Red Nucleus (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	8.77%	10/17/2031	$16,332	16,149	16,332
RedMed Operations (Collage Rehabilitation) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	2/28/2031	$22,818	22,572	22,818
SunMed Group Holdings, LLC (12)(16)(19)	First Lien Senior Secured Loan	SOFR	5.60%	9.91%	6/16/2028	$9,362	9,362	9,362
Healthcare & Pharmaceuticals Total							$190,779	$191,971	1679.7%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
High Tech Industries
Appriss (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.07%	3/10/2031	$10,973	10,891	10,973
Govineer Solutions (fka Black Mountain) (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.00%	10/7/2030	$29,020	28,829	29,020
LogRhythm, Inc. (15)(19)(35)	First Lien Senior Secured Loan	SOFR	7.50%	11.66%	7/2/2029	$3,978	3,885	3,858
NearMap (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	12/9/2029	$16,084	15,962	16,084
NearMap (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.33%	12/9/2029	$14,963	14,909	14,963
PayRange (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.16%	10/31/2030	$18,340	18,193	18,340
Superna Inc. (15)(19)(36)	First Lien Senior Secured Loan	SOFR	6.50%	10.57%	3/6/2028	$4,211	4,170	4,211
SensorTower (12)(19)(31)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	7.50%	11.52%	3/15/2029	$19,391	19,267	19,391
High Tech Industries Total							$116,106	$116,840	1022.3%

Hotel, Gaming & Leisure
Awayday (15)(19)(34)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	5/6/2032	$13,657	13,506	13,520
City BBQ (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.53%	9/4/2030	$28,469	28,300	28,327
Concert Golf Partners Holdco LLC (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	4.50%	8.50%	3/31/2031	$20,124	19,913	20,124
Concert Golf Partners Holdco LLC (16)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	4.50%	8.50%	3/31/2031	$4,095	4,095	4,095
Pollo Tropical (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.56%	10/23/2029	$6,512	6,438	6,512
Pyramid Global Hospitality (19)(31)(36)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	1/19/2028	$5,259	5,259	5,259
Pyramid Global Hospitality (12)(19)(24)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.57%	1/19/2028	$15,600	15,375	15,600
Hotel, Gaming & Leisure Total							$92,886	$93,437	817.5%

Media: Advertising, Printing & Publishing
AdThrive (36)	First Lien Senior Secured Loan	SOFR	4.36%	8.53%	3/23/2028	$4,923	4,853	4,901
Media: Advertising, Printing & Publishing Total							$4,853	$4,901	42.9%

Retail
New Look (Delaware) Corporation (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	5/26/2028	$9,384	9,190	9,384
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.58%	6/18/2029	$3,756	3,491	826
Thrasio, LLC (7)(14)(15)(19)(26)	First Lien Senior Secured Loan	SOFR	10.26% PIK	14.58%	6/18/2029	$1,208	1,138	1,208
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$52	5,369	—
Thrasio, LLC (14)(19)	Equity Interest	—	—	—	—	$6	597	—
Retail Total							$19,785	$11,418	99.9%

Services: Business
Allbridge (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	6/5/2030	$22,360	22,256	22,360
AMI (12)(16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.00%	8.90%	10/17/2031	$21,890	21,745	21,890
Avalon Acquiror, Inc. (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	6.00%	10.00%	3/10/2028	$31,807	31,664	31,807
Datix Bidco Limited (17)(19)(35)	First Lien Senior Secured Loan	SOFR	5.00%	9.29%	4/30/2031	$6,000	5,920	6,000
Dealer Service Network (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.49%	2/9/2027	$8,684	8,630	8,684
Discovery Senior Living (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.66%	3/18/2030	$16,745	16,625	16,745
Discovery Senior Living (15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.66%	3/18/2030	$2,802	2,802	2,802
Easy Ice (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.40%	9.71%	10/30/2030	$31,308	30,888	31,308
Electronic Merchant Systems (12)(16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.92%	8/1/2030	$20,843	20,557	20,843
E-Tech Group (12)(15)(19)(35)	First Lien Senior Secured Loan - Revolver	SOFR	5.50%	9.50%	4/9/2030	$7,899	7,837	7,801
Morrow Sodali (12)(18)(19)	First Lien Senior Secured Loan	SOFR	5.35%	9.51%	4/25/2028	$2,179	2,164	2,179
Morrow Sodali (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.48%	9.64%	4/25/2028	$7,700	7,649	7,700
Orion (15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.00%	9.26%	3/19/2027	$16,617	16,490	16,617
Pure Wafer (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.35%	9.51%	11/12/2030	$10,834	10,752	10,834
PRGX (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.49%	12/20/2030	$17,331	17,165	17,158
TEI Holdings Inc. (17)(35)	First Lien Senior Secured Loan	SOFR	4.00%	8.00%	4/9/2031	$10,509	10,549	10,487
Services: Business Total							$233,693	$235,215	2057.9%

				Interest	Maturity			Market	% of Members
Portfolio Company	Investment Type	Index (1)	Spread (1)	Rate	Date	Principal (9)	Cost	Value	Equity (4)
U.S. Dollars
Services: Consumer
CorePower Yoga, LLC (12)(15)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	4/30/2031	$21,099	20,999	21,099
MZR Buyer, LLC (12)(15)(19)(26)(35)(36)	First Lien Senior Secured Loan	SOFR	6.90% (0.50% PIK)	11.40%	12/22/2028	$13,658	13,646	12,770
Owl Acquisition, LLC (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	9.07%	4/17/2032	$15,000	14,893	14,944
Spotless Brands (3)(15)(19)(36)	First Lien Senior Secured Loan - Delayed Draw	SOFR	5.50%	9.83%	7/25/2028	$5,267	5,276	5,277
Services: Consumer Total							$54,814	$54,090	473.3%

Telecommunications
Meriplex Communications, Ltd. (12)(16)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	5.10%	9.26%	7/17/2028	$14,723	14,504	14,391
Telecommunications Total							$14,504	$14,391	125.9%

Transportation: Cargo
A&R Logistics, Inc. (12)(15)(19)(26)(34)(35)	First Lien Senior Secured Loan	SOFR	2.65% (4.25% PIK)	11.19%	2/3/2028	$29,404	29,404	27,125
Gulf Winds International (12)(15)(19)(26)(34)	First Lien Senior Secured Loan	SOFR	6.00% (1.00% PIK)	11.16%	12/16/2028	$14,016	13,829	13,315
Gulf Winds International (12)(15)(19)(35)(36)	First Lien Senior Secured Loan	SOFR	7.00%	11.16%	12/16/2028	$15,865	15,707	15,046
RoadOne (15)(19)(34)	First Lien Senior Secured Loan	SOFR	6.25%	10.56%	12/29/2028	$6,846	6,731	6,846
RoadOne (15)(19)(34)	First Lien Senior Secured Loan - Delayed Draw	SOFR	6.25%	10.56%	12/29/2028	$1,052	1,051	1,052
Transportation: Cargo Total							$66,722	$63,384	554.6%

Transportation: Consumer
PrimeFlight Acquisition LLC (12)(15)(19)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	5/1/2029	$6,489	6,489	6,489
PrimeFlight Acquisition LLC (12)(15)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.80%	5/1/2029	$22,710	22,348	22,710
Transportation: Consumer Total							$28,837	$29,199	255.5%

Utilities: Electric
KAMC Holdings, Inc. (12)(16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.55%	8/1/2031	$4,500	4,450	4,449
Utilities: Electric Total							$4,450	$4,449	38.9%

Utilities: Water
Vessco Water (16)(19)(34)(35)(36)	First Lien Senior Secured Loan	SOFR	4.75%	8.91%	7/24/2031	$13,687	13,622	13,687
Utilities: Water Total							$13,622	$13,687	119.8%

Wholesale
Abracon Group Holding, LLC. (7)(14)(16)(19)(26)	First Lien Senior Secured Loan	SOFR	2.05% (4.60% PIK)	10.92%	7/6/2028	$12,333	11,278	7,400
Blackbird Purchaser, Inc. (16)(19)(35)	First Lien Senior Secured Loan	SOFR	5.50%	9.50%	12/19/2030	$5,323	5,323	5,323
Chex Finer Foods, LLC (12)(15)(19)(35)	First Lien Senior Secured Loan	SOFR	6.00%	10.13%	6/6/2031	$11,970	11,896	11,970
Hultec (12)(15)(19)(34)	First Lien Senior Secured Loan	SOFR	5.65%	9.65%	3/31/2029	$6,273	6,149	6,273
SureWerx (16)(19)(34)(35)	First Lien Senior Secured Loan	SOFR	5.25%	9.25%	12/28/2029	$8,157	8,030	8,116
Wholesale Total							$42,676	$39,082	342.0%

Total							$1,564,260	$1,548,938	13552.70%

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at September 30, 2025. Certain investments are subject to a SOFR interest rate floor.
(2)
Tick mark not used.
(3)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(4)
Percentages are based on SLP's net assets (in thousands) of $11,429 as of September 30, 2025.
(5)
Tick mark not used.
(6)
Tick mark not used.
(7)
Loan was on non-accrual status as of September 30, 2025.
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
(25)
Tick mark not used.
(26)
Denotes that all or a portion of the investment includes PIK income during the period.
(27)
Tick mark not used.
(28)
Tick mark not used.
(29)
Tick mark not used.
(30)
Tick mark not used.
(31)
Loan includes interest rate floor of 2.00%.
(32)
Loan includes interest rate floor of 1.50%.
(33)
Tick mark not used.
(34)
Assets or a portion thereof are pledged as collateral for the 2023-1 Issuer.
(35)
Assets or a portion thereof are pledged as collateral for the 2024-1 Issuer.
(36)
Assets or a portion thereof are pledged as collateral for the 2025-1 Issuer.

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

(1)
The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”) which reset daily, monthly, quarterly or semiannually. Investments or a portion thereof may provide for Payment-in-Kind (“PIK”). For each, the Company has provided the PIK or the spread over SOFR and the current weighted average interest rate in effect at December 31, 2024. Certain investments are subject to a SOFR interest rate floor.
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
(36)
Assets or a portion thereof are pledged as collateral for the MM CLO WH 3 Credit Facility.

Below is the financial information for SLP:

Selected Balance Sheet Information

	As of	As of
	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value (amortized cost of $1,564,260 and $1,410,934, respectively)	$1,548,938	$1,399,241
Cash and cash equivalents	6,680	5,331
Restricted cash and cash equivalents	89,438	103,663
Prepaid expenses	3,892	4,245
Deferred financing costs (net of accumulated amortization of $0 and $11, respectively)	—	1,489
Interest receivable on investments	11,963	8,930
Receivable for sales and paydowns of investments	3,958	5,301
Total assets	$1,664,869	$1,528,200

LIABILITIES
Debt (net of unamortized debt issuance costs of $10,269 and $7,369, respectively)	$1,294,981	$1,188,131
Subordinated notes payable to members	315,859	293,000
Interest payable on debt	17,274	25,096
Interest payable on subordinated notes payable to members	8,562	7,488
Payable for investments purchased	10,960	21,093
Distributions payable to members	3,500	4,732
Accounts payable and accrued expenses	2,304	2,020
Total liabilities	$1,653,440	$1,541,560

EQUITY
Members’ equity (deficit)	11,429	(13,360)
Total Members' equity (deficit)	$11,429	$(13,360)
Total liabilities and members’ equity	$1,664,869	$1,528,200

Selected Statement of Operations Information

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
Interest income	$40,703	$35,878	$117,499	$94,317
Total investment income	40,703	35,878	117,499	94,317

Expenses
Interest and debt financing expenses	23,868	23,666	69,479	59,127
Interest expense on subordinated notes payable to members	8,563	7,387	23,576	19,429
Professional fees and other expenses	2,302	1,731	6,824	4,795
Total expenses	34,733	32,784	99,879	83,351
Net investment income	5,970	3,094	17,620	10,966

Net realized and unrealized gains (losses)
Net realized loss on investments	(1,100)	79	(6,842)	(7,702)
Net realized loss on extinguishment of debt	—	—	—	(1,139)
Net change in unrealized appreciation on members subordinated notes	—	—	24,141	—
Net change in unrealized appreciation on investments	870	(1,785)	(3,630)	7,807
Total net gain (loss)	(230)	(1,706)	13,669	(1,034)
Net increase from operations	5,740	1,388	31,289	9,932
Less: net increase attributable to noncontrolling interests	—	—	—	66
Net increase in members' equity from operations	$5,740	$1,388	$31,289	$9,998

Note 4. Fair Value Measurements

Fair Value Disclosures

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of September 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (2)	Total
Investments:
First Lien Senior Secured Loans	$—	$2,623	$1,631,913	$4,851	$1,639,387
Second Lien Senior Secured Loans	—	—	30,021	—	30,021
Subordinated Debt	—	—	93,324	—	93,324
Preferred Equity	—	—	146,490	—	146,490
Equity Interests	—	—	217,843	7,982	225,825
Warrants	—	—	831	—	831
Subordinated Notes Investment Vehicles (1)	—	—	348,654	—	348,654
Preferred Equity Interests Investment Vehicles (1)	—	—	—	1,731	1,731
Equity Interests Investment Vehicles (1)	—	—	—	47,835	47,835
Total Investments	$—	$2,623	$2,469,076	$62,399	$2,534,098
Cash equivalents	$53,198	$—	$—	$—	$53,198
Forward currency exchange contracts (liability)	$—	$(10,619)	$—	$—	$(10,619)
Interest rate swap	$—	$9,062	$—	$—	$9,062

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

The following table presents fair value measurements of investments by major class, cash equivalents and derivatives as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	Value (2)	Total
Investments:
First Lien Senior Secured Loan	$—	$7,604	$1,543,286	$6,933	$1,557,823
Second Lien Senior Secured Loan	—	—	30,104	—	30,104
Subordinated Debt	—	—	53,350	—	53,350
Preferred Equity	—	—	170,876	—	170,876
Equity Interests	—	—	219,210	11,405	230,615
Warrants	—	—	628	—	628
Subordinated Note Investment Vehicles (1)	—	—	337,224	—	337,224
Preferred Equity Interest Investment Vehicles (1)	—	—	—	10	10
Equity Interest Investment Vehicles (1)	—	—	—	50,559	50,559
Total Investments	$—	$7,604	$2,354,678	$68,907	$2,431,189
Cash equivalents	$103,582	$—	$—	$—	$103,582
Forward currency exchange contracts (asset)	$—	$4,690	$—	$—	$4,690
Forward currency exchange contracts (liability)	$—	$(1,185)	$—	$—	$(1,185)

(1)
Includes debt and equity investments in ISLP and SLP.
(2)
In accordance with ASC Subtopic 820‑10, Fair Value Measurements and Disclosures, or ASC 820‑10, certain investments are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and have not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	First Lien	Second Lien					Subordinated
	Senior	Senior					Notes in
	Secured	Secured	Subordinated	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2025	$1,543,286	$30,104	$53,350	$170,876	$219,210	$628	$337,224	$2,354,678
Purchases of investments and other adjustments to cost	1,027,612	9,671	28,792	22,223	11,777	—	23,500	1,123,575
Paid-in-kind interest income	13,232	—	7,021	3,098	—	—	—	23,351
Net accretion of discounts (amortization of premiums)	3,572	51	155	2	(6)	—	—	3,774
Principal repayments and sales of investments	(947,522)	(9,597)	—	(63,223)	(18,177)	—	—	(1,038,519)
Net change in unrealized appreciation on investments	4,685	18,830	(1,062)	7,511	13,647	203	(12,070)	31,744
Net realized gain (loss) on investments	(12,952)	(19,038)	—	11,071	(8,608)	—	—	(29,527)
Reclassifications	—	—	5,068	(5,068)	—	—	—	—
Balance as of September 30, 2025	$1,631,913	$30,021	$93,324	$146,490	$217,843	$831	$348,654	$2,469,076
Change in unrealized appreciation attributable to investments still held at September 30, 2025	$(6,591)	$(49)	$(1,156)	$14,176	$9,639	$203	$(12,070)	$4,152

(1)
Represents debt investment in ISLP and SLP.

Transfers between levels, if any, are recognized at the beginning of the year in which transfers occur. For the nine months ended September 30, 2025, transfers from Level 2 to Level 3, if any, were primarily due to decreased price transparency. For the nine months ended September 30, 2025, transfers from Level 3 to Level 2, if any, were primarily due to increased price transparency.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien	Second Lien						Subordinated
	Senior	Senior						Notes in
	Secured	Secured	Subordinated	Structured	Preferred	Equity		Investment	Total
	Loans	Loans	Debt	Products	Equity	Interests	Warrants	Vehicles (1)	Investments
Balance as of January 1, 2024	$1,442,988	$68,439	$45,877	$22,618	$104,428	$221,355	$511	$306,724	$2,212,940
Purchases of investments and other adjustments to cost	1,433,627	—	5,984	—	67,221	38,156	—	30,500	1,575,488
Paid-in-kind interest	22,258	268	2,907	—	753	—	—	—	26,186
Net accretion of discounts (amortization of premiums)	4,748	(7)	152	—	3	133	—	—	5,029
Principal repayments and sales of investments	(1,354,691)	(21,304)	—	(22,414)	(15,470)	(22,711)	—	—	(1,436,590)
Net change in unrealized appreciation on investments	8,089	(17,306)	(1,569)	1,433	11,118	(3,008)	597	—	(646)
Net realized gains (losses) on investments	(9,134)	14	(1)	(1,637)	2,603	(1,531)	(480)	—	(10,166)
Transfers out of Level 3	(6,619)	—	—	—	—	(10,944)	—	—	(17,563)
Reclassifications	2,020	—	—	—	220	(2,240)	—	—	—
Balance as of December 31, 2024	$1,543,286	$30,104	$53,350	$—	$170,876	$219,210	$628	$337,224	$2,354,678
Change in unrealized appreciation attributable to investments still held at December 31, 2024	$(1,665)	$(17,046)	$(1,569)	$—	$14,699	$732	$629	$—	$(4,220)

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

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2025 were as follows:

	As of September 30, 2025
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loans	$1,457,393	Discounted cash flows	Comparative Yields	5.2%		—	21.9%		10.6%
First Lien Senior Secured Loans	70,705	Comparable company multiple	EBITDA Multiple	7.5	x	—	13.7	x	9.7x
First Lien Senior Secured Loans	2,784	Comparable company multiple	Revenue Multiple			—			0.4x
First Lien Senior Secured Loans	12,052	Collateral coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loans	20,350	Discounted cash flows	Comparative Yields	12.9%		—	13.2%		13.0%
Subordinated Notes in Investment Vehicles	348,654	Collateral coverage	Recovery Rate	92.9%		—	100.0%		96.8%
Subordinated Debt	93,324	Discounted cash flows	Comparative Yields	11.7%		—	19.5%		17.5%
Equity Interests	52,166	Discounted cash flows	Discount Rate			—			13.4%
Equity Interests	92,262	Comparable company multiple	EBITDA Multiple	4.0	x	—	26.0	x	12.3x
Equity Interests	12,512	Comparable company multiple	Revenue Multiple	5.0	x	—	34.5	x	11.1x
Equity Interests	1,253	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	27,637	Comparable company multiple	EBITDA Multiple	6.7	x	—	16.7	x	10.5x
Preferred Equity	50,052	Comparable company multiple	Revenue Multiple	4.0	x	—	10.7	x	8.1x
Preferred Equity	62,236	Comparable company multiple	Book Value Multiple			—			1.0x
Preferred Equity	6,565	Discounted cash flows	Comparative Yields			—			17.4%
Warrants	153	Comparable company multiple	Revenue Multiple			—			3.5x
Warrants	678	Discounted cash flows	Discount Rate			—			25.0%
Total investments	$2,310,776

(1)
Included within the Level 3 assets of $2,469,076 is an amount of $158,300 for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include single source quotation and prior or pending transactions such as investments originated in the quarter or imminent payoffs).
(2)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

The Company used the income approach and market approach to determine the fair value of certain Level 3 assets as of September 30, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the market approach are the comparable company multiple and the recovery rate. The comparable company multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2024 were as follows:

	As of December 31, 2024
			Significant
	Fair Value of		Unobservable	Range of Significant
	Level 3 Assets (1)	Valuation Technique	Inputs	Unobservable Inputs (3)					Weighted Average (2)
First Lien Senior Secured Loans	$1,223,142	Discounted cash flows	Comparative Yields	8.2%		—	24.2%		11.5%
First Lien Senior Secured Loans	74,318	Comparable company multiple	EBITDA Multiple	5.3	x	—	11.9	x	9.4x
First Lien Senior Secured Loans	4,875	Discounted cash flows	Discount Rate			—			18.1%
First Lien Senior Secured Loans	9,219	Collateral coverage	Recovery Rate			—			100.0%
Second Lien Senior Secured Loans	28,349	Discounted cash flows	Comparative Yields	13.8%		—	14.0%		13.9%
Second Lien Senior Secured Loans	1,755	Comparable company multiple	EBITDA Multiple	6.5	x	—	10.0	x	7.2x
Subordinated Notes in Investment Vehicles	337,224	Collateral coverage	Recovery Rate			—			100.0%
Subordinated Debt	48,253	Discounted cash flows	Comparative Yields	12.1%		—	16.6%		15.6%
Equity Interests	129,620	Discounted cash flows	Discount Rate	13.4%		—	18.1%		15.0%
Equity Interests	68,452	Comparable company multiple	EBITDA Multiple	3.8	x	—	26.0	x	11.5x
Equity Interests	10,329	Comparable company multiple	Revenue Multiple	0.8	x	—	14.5	x	7.2x
Preferred Equity	73,174	Comparable company multiple	EBITDA Multiple	6.8	x	—	15.3	x	11.1x
Preferred Equity	42,873	Comparable company multiple	Revenue Multiple	4.0	x	—	11.1	x	8.1x
Preferred Equity	4,752	Discounted cash flows	Comparative Yields			—			14.0%
Warrants	628	Discounted cash flows	Discount Rate			—			25.0%
Total investments	$2,056,963

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
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.

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

Debt Not Carried at Fair Value

Fair value is estimated by using market quotations or discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2025	December 31, 2024
2019-1 Debt	2	$150,744	$352,500
March 2026 Notes	2	298,037	291,280
October 2026 Notes	2	293,685	285,940
March 2030 Notes	2	352,327	—
Sumitomo Credit Facility	3	398,000	442,699
Total Debt		$1,492,793	$1,372,419

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

For the three months ended September 30, 2025 and 2024, management fees were $9.4 million and $8.9 million, respectively. For the nine months ended September 30, 2025 and 2024, management fees were $27.8 million and $26.5 million, respectively.

As of September 30, 2025 and December 31, 2024, $9.4 million and $9.2 million, respectively, remained payable related to the base management fee accrued in base management fee payable on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended September 30, 2025 and 2024, the Company incurred $4.6 million and $7.0 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

For the nine months ended September 30, 2025 and 2024, the Company incurred $12.3 million and $24.2 million, respectively, of income incentive fees (before waivers), which are included in incentive fees on the Consolidated Statements of Operations.

As of September 30, 2025 and December 31, 2024, there was $4.6 million and $4.7 million, respectively, related to the income incentive fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities.

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

There were no capital gains incentive fee payable to the Advisor under the Amended Advisory Agreement as of September 30, 2025 and December 31, 2024.

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

For the three months ended September 30, 2025 and 2024, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, the Company accrued $0.0 million and $0.0 million, respectively, of incentive fees related to the GAAP Incentive Fee, which is included in incentive fees on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, there was $0.0 million and $0.0 million related to the GAAP Incentive Fee accrued in incentive fee payable on the Consolidated Statements of Assets and Liabilities, respectively.

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

The Company incurred expenses related to the Administrator of $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the Administrator of $1.8 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, respectively, there were $0.6 million and $0.8 million related to the Administrator that were payable and included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Company incurred expenses related to the sub-administrator of $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not seek reimbursement in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and the Company will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

As of September 30, 2025 and December 31, 2024, respectively, there were $29.2 million and $0.0 payable to the transfer agent, included in “accounts payable and accrued expenses” in the Consolidated Statements of Assets and Liabilities.

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

Related Party Commitments

An affiliate of the Advisor is the investment manager to certain pooled investment vehicles which are investors in the Company. These investors held 11,822,432.66 and 11,822,432.66 shares of the Company at September 30, 2025 and December 31, 2024, respectively.

Non-Controlled/Affiliate and Controlled Affiliate Investments

Transactions during the nine months ended September 30, 2025 in which the issuer was either an Affiliated Person, as defined in the 1940 Act, or an Affiliated Person that the Company is deemed to control are as follows:

Portfolio Company	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Appreciation	Realized Gains (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, and PIK Income	Other Income
Non-Controlled/affiliate investment
ADT Pizza, LLC Equity Interest (1)	$8,429	$—	$(3,360)	$(3,411)	$—	$1,658	$—	$3
Ansett Aviation Training First Lien Senior Secured Loan	4,374	—	(4,601)	934	(707)	—	176	—
Ansett Aviation Training Equity Interest (1)	8,617	—	—	4,617	—	13,234	—	5
Blackbrush Oil & Gas C/S Equity Interest (1)	—	3,208	—	1	(3,209)	—	—	—
DC Blox Equity Interest (1)	—	—	—	—	—	—	—	—
DC Blox First Lien Senior Secured Loan	1,408	68	(1,384)	(92)	—	—	30	—
DC Blox Preferred Equity (1)	38,523	—	(37,794)	(623)	(106)	—	—	—
DC Blox Preferred Equity (1)	5,230	—	(5,440)	(1,371)	1,581	—	10	—
DC Blox Preferred Equity (1)	4,277	—	(7,346)	(4,265)	7,334	—	5	—
Direct Travel, Inc First Lien Senior Secured Loan	—	—	—	—	—	—	—	101
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	656	—	—	(656)	—	—	—
Walker Edison Equity Interest (1)	—	—	—	5,592	(5,592)	—	—	—
Walker Edison First Lien Senior Secured Loan	—	52	—	—	(52)	—	—	—
Walker Edison First Lien Senior Secured Loan (1)	1,040	187	—	5,393	(6,620)	—	—	—
Walker Edison First Lien Senior Secured Loan - Revolver (1)	3,182	—	(93)	—	(3,089)	—	(61)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	278	447	—	—	(725)	—	8	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	238	104	—	1,703	(2,045)	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	137	—	—	736	(873)	—	(3)	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	—	—	—	—	—	—	—
Walker Edison First Lien Senior Secured Loan - Delayed Draw (1)	—	266	—	—	—	266	—	—
Total Non-Controlled/affiliate investment	$75,733	$4,988	$(60,018)	$9,214	$(14,759)	$15,158	$165	$109
Controlled affiliate investment
Bain Capital Senior Loan Program, LLC Subordinated Note Investment Vehicles	$146,495	$23,500	$—	$(12,070)	$—	$157,925	$11,787	$—
Bain Capital Senior Loan Program, LLC Preferred Equity Interest Investment Vehicles	10	—	—	1,721	—	1,731	1,613	—
Bain Capital Senior Loan Program, LLC Equity Interest Investment Vehicles	(4,849)	—	—	11,643	—	6,794	2,125	—
BCC Jetstream Holdings Aviation (On II), LLC First Lien Senior Secured Loan (1)	6,933	—	—	(2,082)	—	4,851	—	—
BCC Jetstream Holdings Aviation (On II), LLC Equity Interest (1)	—	—	—	—	—	—	—	—
BCC Jetstream Holdings Aviation (Off I), LLC Equity Interest (1)	11,405	—	—	(3,423)	—	7,982	—	—
Gale Aviation (Offshore) Co Equity Interest (1)	71,813	—	(5,820)	(8,329)	—	57,664	2,200	—
International Senior Loan Program, LLC Equity Interest Investment Vehicles	55,408	—	—	(14,367)	—	41,041	2,528	—
International Senior Loan Program, LLC Subordinated Note Investment Vehicles	190,729	—	—	—	—	190,729	17,441	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	900	—	—	353	—	1,253	—	—
Legacy Corporate Lending HoldCo, LLC Preferred Equity	45,009	16,650	(6,750)	7,327	—	62,236	2,025	—
Legacy Corporate Lending HoldCo, LLC Equity Interest (1)	—	—	—	—	—	—	—	—
Lightning Holdings B, LLC Equity Interest (1)	57,807	150	(10,000)	4,209	—	52,166	—	—
Parcel2Go First Lien Senior Secured Loan	54	8	—	(6)	—	56	7	—
Parcel2Go Equity Interest (1)	—	—	—	—	—	—	—	—
Parcel2Go Preferred Equity (1)	—	—	—	—	—	—	—	—
SG Global Midco Limited First Lien Senior Secured Loan (1)	—	3	—	—	—	3	—	—
Surrey Bidco Limited First Lien Senior Secured Loan (1)	—	77	—	(43)	—	34	—	—
Voltaire Topco Limited Equity Interest (1)	—	—	—	—	—	—	—	—
Total Controlled affiliate investment	$581,714	$40,388	$(22,570)	$(15,067)	$—	$584,465	$39,726	$—
Total	$657,447	$45,376	$(82,588)	$(5,853)	$(14,759)	$599,623	$39,891	$109

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

(1) Non-income producing.

Note 6. Debt

In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain exceptions, effective February 2, 2019, the Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 174.9% and 181.7%, respectively.

The Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$150,615	$150,615	$148,796	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,501	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,581	300,000	300,000	297,556
March 2030 Notes (2)	350,000	350,000	351,482	—	—	—
Sumitomo Credit Facility	855,000	398,000	398,000	855,000	442,699	442,699
Total Debt	$1,955,615	$1,498,615	$1,496,360	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these unaudited consolidated financial statements.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and year ended December 31, 2024 was 4.8% and 5.1%, respectively.

The combined weighted average borrowings outstanding for the nine months ended September 30, 2025 and year ended December 31, 2024 were $1.5 billion and $1.3 billion, respectively.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$150,615	$—	$—	$—	$150,615
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	398,000	—	—	398,000	—
Total Debt Obligations	$1,498,615	$300,000	$300,000	$748,000	$150,615

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

On July 2, 2025, the Co-Issuers refinanced the 2019‑1 CLO Reset Notes through a $430.3 million term debt securitization in the form of a collateralized loan obligation (the “CLO Reset Transaction”). The CLO Reset Transaction was executed through the issuance by the Co-Issuers of the following classes of notes pursuant to that certain second amended and restated indenture: (i) $232.0 million of Class A-1-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.45%; (ii) $16.0 million of Class A-2-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.60%; (iii) $24.0 million of Class A-3-RR Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 1.85%; (iv) $32.0 million of Class B-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 2.35%; and (v) $24.0 million of Class C-RR Secured Deferrable Floating Rate Notes, which bear interest at the three-month SOFR plus 3.35% (collectively, the “2019-1 CLO Replacement Notes”). The 2019-1 CLO Replacement Notes will mature on July 15, 2036 and the reinvestment period ends April 15, 2027. The Company retained $83.4 million of the Class A-1-RR Notes, $16.0 million of the Class A-2-RR Notes, $24.0 million of the Class A-3-RR Notes, $32.0 million of the Class B-RR Notes and $24.0 million of the Class C-RR Notes The Company continues to retain 100% of the Interests. The retained notes by the Company are eliminated in consolidation. The obligations of the 2019-1 Issuer under the 2019-1 CLO Transaction are non-recourse to the Company.

The 2019‑1 CLO Replacement Notes was executed through a private placement of the following 2019‑1 Debt:

				Interest rate at
2019-1 Debt	Principal Amount	Spread above Index		September 30, 2025
Class A-1-RR	$150,615	1.45	% + 3 Month SOFR	5.72%
Total 2019-1 Debt	150,615
Membership Interests	102,250	Non-interest bearing		Not applicable
Total	$252,865

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

As of September 30, 2025, there were 49 first lien senior secured loans with a total fair value of approximately $387.1 million and cash of $20.4 million securing the 2019-1 Debt. As of December 31, 2024, there were 56 first lien and second lien senior secured loans with a total fair value of approximately $465.3 million and cash of $39.8 million securing the 2019-1 Debt. Assets that are pledged as collateral for the 2019-1 Debt are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the indenture and loan agreement governing the 2019-1 Debt. The creditors of the 2019-1 Co-Issuers have received security interests in such assets and such assets are not intended to be available to the creditors of the Company (or an affiliate of the Company). The 2019-1 Portfolio must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture and loan agreement governing the 2019-1 Debt. As of September 30, 2025, the Company was in compliance with its covenants related to the 2019-1 Debt.

Costs of the offering of $1.5 million and $0.8 million were incurred in connection with the 2019‑1 CLO Reset Notes and the 2019‑1 CLO Replacement Notes, respectively, which have been recorded as debt issuance costs and presented as a reduction to the outstanding principal amount of the 2019‑1 Debt on the Consolidated Statements of Assets and Liabilities and are being amortized over the life using the effective interest method. The balance of the unamortized debt issuance costs was $1.8 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively.

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$2,257	$6,478
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	43	33
Total interest and debt financing expenses	$2,300	$6,511

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the 2019‑1 Co-Issuers were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$13,245	$19,333
Unused facility fee	—	—
Amortization of deferred financing costs and upfront commitment fees	107	97
Total interest and debt financing expenses	$13,352	$19,430

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

As of September 30, 2025 and December 31, 2024, the components of the carrying value of the March 2026 Notes were as follows:

	September 30, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(286)	(771)
Original issue discount, net of accretion	(213)	(573)
Carrying value of March 2026 Notes	$299,501	$298,656

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the March 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$2,213	$2,212
Amortization of debt issuance cost	164	164
Accretion of original issue discount	121	121
Total interest and debt financing expenses	$2,498	$2,497

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the March 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$6,638	$6,638
Amortization of debt issuance cost	485	487
Accretion of original issue discount	360	362
Total interest and debt financing expenses	$7,483	$7,487

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

As of September 30, 2025 and December 31, 2024, the components of the carrying value of the October 2026 Notes were as follows:

	September 30, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(756)	(1,303)
Original issue discount, net of accretion	(663)	(1,141)
Carrying value of October 2026 Notes	$298,581	$297,556

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the October 2026 Notes were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$1,913	$1,913
Amortization of debt issuance cost	184	184
Accretion of original issue discount	161	161
Total interest and debt financing expenses	$2,258	$2,258

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the October 2026 Notes were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$5,738	$5,738
Amortization of debt issuance cost	547	548
Accretion of original issue discount	478	481
Total interest and debt financing expenses	$6,763	$6,767

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

The Sumitomo Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2025, the Company was in compliance with its covenants related to the Sumitomo Credit Facility.

As of September 30, 2025 and December 31, 2024, there were $398.0 million and $442.7 million of borrowings under the Sumitomo Credit Facility.

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$6,577	$6,079
Unused facility fee	432	508
Accretion of original issue discount	264	264
Total interest and debt financing expenses	$7,273	$6,851

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the Sumitomo Credit Facility were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$15,837	$17,738
Unused facility fee	1,501	1,262
Accretion of original issue discount	784	1,120
Total interest and debt financing expenses	$18,122	$20,120

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

As of September 30, 2025 and December 31, 2024, the components of the carrying value of the March 2030 Notes were as follows:

	September 30, 2025	December 31, 2024
Principal amount of debt	$350,000	$—
Unamortized debt issuance cost	(3,999)	—
Original issue discount, net of accretion	(3,469)	—
Effective interest rate swap hedge	8,950	—
Carrying value of March 2030 Notes	$351,482	$—

For the three months ended September 30, 2025 and 2024, the components of interest expense related to the March 2030 Notes were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$5,206	$—
Amortization of debt issuance cost	226	—
Accretion of original issue discount	196	—
Interest rate swaps	354	—
Hedged items	(1)	—
Total interest and debt financing expenses	$5,981	$—

For the nine months ended September 30, 2025 and 2024, the components of interest expense related to the March 2030 Notes were as follows:

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$13,594	$—
Amortization of debt issuance cost	580	—
Accretion of original issue discount	503	—
Interest rate swaps	701	—
Hedged items	(112)	—
Total interest and debt financing expenses	$15,266	$—

Note 7. Derivatives

In the normal course of business, the Company enters into derivative financial instruments to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. The fair value of derivative contracts open as of September 30, 2025 and December 31, 2024 is included on the consolidated schedules of investments by contract.

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

The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2025:

				Net amount of
			Gross amount of	assets or
		Gross amount of	(liabilities)	(liabilities)
	Account in the	assets on the	on the	presented on the
	consolidated	consolidated	consolidated	consolidated
	statements of	statements of	statements of	statements of	Cash Collateral
	assets	assets and	assets and	assets and	paid	Net
Counterparty	and liabilities	liabilities	liabilities	liabilities	(received) (1)	Amounts (2)
Bank of New York	Unrealized depreciation on forward currency contracts	$61	$(5,701)	$(5,640)	$5,640	$—
BNP Paribas	Unrealized depreciation on forward currency contracts	$—	$(2,052)	$(2,052)	$—	$(2,052)
US Bank	Unrealized depreciation on forward currency contracts	$48	$(1,018)	$(970)	$970	$—
Wells Fargo	Unrealized depreciation on forward currency contracts	$9	$(1,966)	$(1,957)	$—	$(1,957)
Wells Fargo	Interest rate swap	$9,062	$—	$9,062	$(8,310)	$752

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

For the three months ended September 30, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $221.1 million and $126.8 million, respectively, and the average notional exposure for interest rate swaps was $350.0 million and $0.0 million, respectively.

For the nine months ended September 30, 2025 and 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $183.7 million and $129.0 million, respectively, and the average notional exposure for interest rate swaps was $262.5 million and $0.0 million, respectively.

The effect of transactions in forward currency exchange contracts to the Consolidated Statements of Operations during the three months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$(1,016)	$20
Net change in unrealized appreciation on forward currency exchange contracts	3,023	(5,693)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$2,007	$(5,673)

Included in total net gains (losses) on the Consolidated Statements of Operations are net gains (losses) of ($1.1) million and $5.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.0 million and ($5.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.9 million and ($0.1) million for the three months ended September 30, 2025 and 2024, respectively.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the nine months ended September 30, 2025 and 2024 was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Net realized gain (loss) on forward currency exchange contracts	$(4,830)	$1,916
Net change in unrealized appreciation on forward currency exchange contracts	(14,124)	(4,289)
Total net realized and unrealized gain (loss) on forward currency exchange contracts	$(18,954)	$(2,373)

Included in total net gains (losses) on the Consolidated Statements of Operations are net gains of $18.4 million and $3.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of ($19.0) million and ($2.4) million, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.5) million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2025 and 2024, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended September 30,		Financial Statement Location
	2025	2024
Interest rate swaps	$354	$—	Interest and debt financing expenses
Hedged items	(1)	—	Interest and debt financing expenses

	For the Nine Months Ended September 30,		Financial Statement Location
	2025	2024
Interest rate swaps	$701	$—	Interest and debt financing expenses
Hedged items	(112)	—	Interest and debt financing expenses

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2025:

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
August 5, 2025	September 16, 2025	September 30, 2025	$0.42	$27,245
August 5, 2025	September 16, 2025	September 30, 2025	$0.03	$1,946	(1)
Total distributions declared			$1.35	$87,573

(1) Represents a special dividend.

The distributions declared during the nine months ended September 30, 2025 were derived from investment company taxable income and net capital gain, if any.

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

Prior to the IPO, the Company had issued 43,982,137.46 shares in the private placement of the Company’s common stock (the “Private Offering”). Each investor had entered into a separate subscription agreement relating to the Company’s common stock (the “Subscription Agreements”). Each investor had made a capital commitment to purchase shares of the Company’s common stock pursuant to the Subscription Agreements. Investors were required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivered a drawdown notice, which were delivered at least 10 business days prior to the required funding date in an aggregate amount not to exceed their respective capital commitments. The number of shares to be issued to a stockholder was determined by dividing the total dollar amount of the contribution by a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board in accordance with the requirements of the 1940 Act. As of December 31, 2018, aggregate commitments relating to the Private Offering were $1.3 billion. All outstanding commitments related to these Subscription Agreements were cancelled due to the completion of the IPO on November 15, 2018. As of September 30, 2025 and December 31, 2024, the Advisor contributed in aggregate $8.9 million and $8.9 million to the Company and received 488,212.35 and 488,212.35 shares of the Company, respectively. At September 30, 2025 and December 31, 2024, the Advisor owned 0.00% and 0.00%, respectively, of the outstanding common stock of the Company.

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

There have been no shares issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements, issuance of common stock, or shares issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2025 and 2024.

On May 7, 2019, the Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold the following common stock during the nine months ended September 30, 2025:

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

As of September 30, 2025, the Company had $493.6 million of unfunded commitments under loan and financing agreements as follows:

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
A&R Logistics, Inc. - Revolver	2/3/2028	$2,741
Accident Care Alliance Holdco LLC - Delayed Draw	8/20/2030	2,531
Accident Care Alliance Holdco LLC - Revolver	8/20/2030	2,531
Advanced Aircrew - Revolver	7/26/2030	696
AeriTek Global CAD Acquisition Inc. - Revolver	8/27/2030	33
AGS American Glass Services Acquisition, LLC - Delayed Draw	7/24/2031	903
AGS American Glass Services Acquisition, LLC - Revolver	7/24/2031	435
Allbridge - Delayed Draw	6/5/2030	2,841
Allbridge - Revolver	6/5/2030	3,825
Allworth Financial Group, L.P. - Delayed Draw	12/23/2027	5,006
Allworth Financial Group, L.P. - Revolver	12/23/2027	2,816
AMI - Revolver	10/17/2031	4,563
AOM Infusion - Delayed Draw	3/19/2032	570
AOM Infusion - Revolver	3/19/2032	398
AP Plastics Group, LLC - Delayed Draw	8/10/2030	794
Apollo Intelligence - Revolver	5/31/2028	225
Applitools - Revolver	5/25/2028	3,430
Appriss - Delayed Draw	3/10/2031	3,566
Appriss - Revolver	3/10/2031	3,328
Appriss Holdings, Inc. - Revolver	5/6/2028	753
Arctic Glacier U.S.A., Inc. - Revolver	5/24/2028	1,380
ASP-r-pac Acquisition Co LLC - Revolver	12/29/2027	905
ATS - Revolver	7/12/2029	2,872
Avalon Acquiror, Inc. - Revolver	3/10/2028	2,521
Avalon Bidco Limited - Delayed Draw	4/16/2032	5,555
Awayday - Delayed Draw	5/6/2032	876
Awayday - Revolver	5/6/2032	1,136
AXH Air Coolers - Delayed Draw	10/31/2029	3,811
AXH Air Coolers - Revolver	10/31/2029	2,752
Beacon Specialized Living - Delayed Draw	3/25/2028	10,392
Beacon Specialized Living - Revolver	3/25/2028	1,282
Beneficium - Delayed Draw	6/28/2031	9,700
BTX Precision - Delayed Draw	7/25/2030	6,977
BTX Precision - Revolver	7/25/2030	4,211
Chase Industries, Inc. - Revolver	11/11/2027	880
Chex Finer Foods, LLC - Delayed Draw	6/6/2031	8,410
Chex Finer Foods, LLC - Revolver	6/6/2031	2,902

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Chilton - Delayed Draw	2/5/2031	10,122
Chilton - Revolver	2/5/2031	3,100
Choreo - Delayed Draw	2/18/2028	7,872
City BBQ - Delayed Draw	9/4/2030	13,267
City BBQ - Revolver	9/4/2030	4,738
Concert Golf Partners Holdco LLC - Delayed Draw	4/1/2031	4,738
Concert Golf Partners Holdco LLC - Revolver	4/1/2030	2,492
CorePower Yoga, LLC - Delayed Draw	4/30/2031	1,890
CorePower Yoga, LLC - Revolver	4/30/2031	1,890
CRH Healthcare Purchaser, Inc. - Delayed Draw	9/17/2031	1,980
CRH Healthcare Purchaser, Inc. - Revolver	9/17/2031	792
Darcy Partners - Revolver	6/1/2028	209
Datix Bidco Limited - Delayed Draw	4/30/2031	2,861
Datix Bidco Limited - Revolver	10/30/2030	2,163
Datix Bidco Limited - Revolver	10/30/2030	162
Discovery Senior Living - Delayed Draw	3/18/2030	5,336
Discovery Senior Living - Revolver	3/18/2030	2,360
DTIQ - Delayed Draw	9/30/2029	5,375
DTIQ - Revolver	9/30/2029	3,763
Duraco - Revolver	6/6/2029	1,991
Easy Ice - Delayed Draw	10/30/2030	7,958
Easy Ice - Revolver	10/30/2030	4,805
Efficient Collaborative Retail Marketing Company, LLC - Revolver	9/30/2026	1,133
EHE Health - Revolver	8/7/2030	3,447
Electronic Merchant Systems - Revolver	8/1/2030	1,959
Elevation NewCo, LLC - Delayed Draw	8/1/2031	1,827
Elevation NewCo, LLC - Revolver	8/1/2031	547
Engineered Products Co., LLC - Revolver	8/12/2031	684
E-Tech Group - Revolver	4/9/2030	1,298
Facts Global Energy - Delayed Draw	12/20/2031	6,308
Facts Global Energy - Revolver	6/20/2031	1,577
Fiduciaire Jean-Marc Faber (FJMF) - Delayed Draw	4/3/2032	3,761
Fifty U.S. Bidco Inc - Delayed Draw	8/1/2031	2,940
Fifty U.S. Bidco Inc - Revolver	8/1/2031	2,646
Forward Slope - Revolver	8/22/2029	4,738
Forward Slope - Revolver	8/22/2029	2,877
G702 Buyer, Inc. - Revolver	7/2/2031	772
Gills Point S - Revolver	5/17/2029	451
Govineer Solutions (fka Black Mountain) - Delayed Draw	10/7/2030	7,879
Govineer Solutions (fka Black Mountain) - Revolver	10/7/2030	5,251
Gulf Winds International - Revolver	12/16/2028	2,276
Heads Up Technologies, Inc. - Revolver	7/23/2030	1,768
HealthDrive - Revolver	8/20/2029	2,754
Hellers - Delayed Draw	9/27/2030	478
Hempz - Revolver	10/25/2029	1,826
ICAT Logistics, Inc. - Delayed Draw	3/1/2029	5,485
ICAT Logistics, Inc. - Revolver	3/1/2029	843
ImageTrend - Revolver	1/31/2029	4,000
Intoxalock - Revolver	11/1/2028	3,430

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
JHCC Holdings, LLC - Revolver	9/9/2027	1,700
KAMC Holdings, Inc. - Revolver	8/1/2031	761
LogRhythm - Revolver	7/2/2029	835
Mach 1 Bidco Limited - Delayed Draw	5/20/2031	186
Mach Acquisition R/C - Revolver	10/19/2026	2,511
Master ConcessionAir - Delayed Draw	6/21/2029	262
Master ConcessionAir - Revolver	6/21/2029	7
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	2,113
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	2,889
McLarens Acquisition Inc. - Delayed Draw	12/19/2027	3,910
McLarens Acquisition Inc. - Revolver	12/20/2027	319
McLarens Acquisition Inc. - Revolver	12/19/2027	886
McLarens Acquisition Inc. - Revolver	12/19/2027	170
Meteor UK Bidco Limited - Delayed Draw	5/14/2032	3,269
Meteor UK Bidco Limited - Revolver	11/14/2031	1,635
Morrow Sodali - Revolver	4/25/2028	2,127
MRHT - Delayed Draw	5/17/2032	4,800
MRHT - Revolver	11/10/2031	1,598
Nafinco - Delayed Draw	8/29/2031	801
Nafinco - Revolver	5/30/2031	505
NearMap - Revolver	12/9/2028	4,652
NearMap - Revolver	12/9/2028	4,078
New Look Vision Group - Revolver	5/26/2028	1,302
New Milani Group LLC - Delayed Draw	6/26/2031	425
New Milani Group LLC - Revolver	6/26/2031	1,275
Odyssey Behavioral Health - Revolver	11/21/2030	7,280
OGH Bidco Limited - Delayed Draw	6/29/2029	5,303
Orion - Delayed Draw	3/19/2027	430
Orion - Delayed Draw	3/19/2027	602
Orion - Revolver	3/19/2027	1,097
Owl Acquisition, LLC - Delayed Draw	4/17/2032	893
Owl Acquisition, LLC - Revolver	4/17/2032	2,370
PayRange - Revolver	10/31/2030	4,144
Pharmacy Partners - Revolver	2/28/2029	5,491
Plaskolite PPC Intermediate II LLC - Revolver	2/7/2030	596
PMA - Revolver	1/31/2031	1,225
Pollo Tropical - Revolver	10/23/2029	972
PPT Group - Delayed Draw	2/28/2031	4,454
PPT Group - Revolver	2/28/2031	2,373
Precision Concepts Parent Inc. - Delayed Draw	8/2/2032	719
Precision Concepts Parent Inc. - Revolver	8/2/2032	370
PRGX - Delayed Draw	12/20/2030	5,464
Psychiatric Medical Care LLC - Revolver	7/1/2032	2,004
Pure Wafer - Delayed Draw	11/12/2030	1,090
Pure Wafer - Revolver	11/12/2030	1,981
Pyramid Global Hospitality - Revolver	1/19/2028	3,482

Portfolio Company & Investment	Expiration Date(1)	Unfunded Commitments(2)
Reconomy - Delayed Draw	7/12/2029	6,784
Red Nucleus - Delayed Draw	10/17/2031	3,663
Red Nucleus - Revolver	10/17/2031	2,237
RedMed Operations (Collage Rehabilitation) - Delayed Draw	2/28/2031	5,251
RedMed Operations (Collage Rehabilitation) - Revolver	2/28/2031	1,156
RetailNext - Revolver	12/5/2030	2,483
Revalize, Inc. - Revolver	4/15/2027	469
RoadOne - Revolver	12/29/2028	464
RoC Skincare - Revolver	2/21/2030	1,871
Saturn Purchaser Corp. - Revolver	7/22/2030	6,716
SauceCo HoldCo, LLC - Revolver	5/13/2030	5,876
SensorTower - Revolver	3/15/2029	1,057
Service Master - Revolver	8/16/2027	10,387
Simplicity - Delayed Draw	12/31/2031	6,110
Simplicity - Revolver	12/31/2031	4,348
Solairus - Delayed Draw	7/22/2030	7,274
Solaray, LLC - Revolver	12/15/2025	698
Spotless Brands - Delayed Draw	7/25/2028	1,369
Spring Finco BV - Delayed Draw	7/15/2029	4,372
Substantial Holdco Limited - Delayed Draw	4/20/2030	952
Summer Fridays, LLC - Revolver	5/16/2031	860
Sunmed Group Holdings, LLC - Revolver	6/16/2027	1,229
Superna Inc. - Delayed Draw	3/6/2028	2,631
Superna Inc. - Revolver	3/6/2028	2,631
SureWerx - Delayed Draw	12/28/2029	1,074
SureWerx - Revolver	12/28/2028	824
SureWerx - Revolver	12/28/2028	8
Taoglas - Revolver	2/28/2029	73
Titan Cloud Software, Inc - Revolver	9/7/2028	2,389
TLC Purchaser, Inc. - Revolver	10/11/2027	1,904
V Global Holdings LLC - Revolver	12/22/2027	1,836
Vasa Fitness, LLC - Delayed Draw	8/15/2030	1,467
Vasa Fitness, LLC - Revolver	8/15/2030	200
Vessco Water - Delayed Draw	7/24/2031	1,524
Vessco Water - Revolver	7/24/2031	1,112
Walker Edison - Delayed Draw	2/2/2026	522
Walker Edison - Delayed Draw	2/2/2026	181
WCI Gigawatt Purchaser - Revolver	11/19/2027	1,340
Wealth Enhancement Group (WEG) - Delayed Draw	10/4/2028	12,236
Wealth Enhancement Group (WEG) - Revolver	10/2/2028	1,220
Webcentral - Delayed Draw	12/18/2030	894
Whitcraft-Paradigm - Delayed Draw	2/15/2029	256
Whitcraft-Paradigm - Revolver	2/28/2029	2,194
WSP - Revolver	4/27/2028	248
WU Holdco, Inc. - Delayed Draw	4/15/2032	5,460
WU Holdco, Inc. - Revolver	4/15/2032	3,531
Zeus Fire & Security - Delayed Draw	12/11/2030	2,844
Zeus Fire & Security - Revolver	12/11/2030	2,633
Total		$493,580

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2025.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$17.65	$17.60
Net investment income (1)	1.42	1.57
Net realized gain (loss) (1)(7)	(0.52)	0.02
Net change in unrealized appreciation (1)(2)(8)	0.20	(0.08)
Net increase in net assets resulting from operations (9)(10)	1.10	1.51
Stockholder distributions from income (3)	(1.35)	(1.35)
Net asset value at end of period	$17.40	$17.76
Net assets at end of period	$1,128,547	$1,146,588
Shares outstanding at end of period	64,868,507	64,562,265
Per share market value at end of period	$14.25	$16.60
Total return based on market value (12)	(11.24)%	19.60%
Total return based on net asset value (4)	6.36%	8.79%
Ratios:
Ratio of net investment income to average net assets (5)(11)(13)	11.21%	12.64%
Ratio of total expenses to average net assets (5)(11)(13)	12.80%	13.04%
Supplemental data:
Ratio of interest and debt financing expenses to average net assets (5)(13)	7.14%	6.30%
Ratio of expenses (without incentive fees) to average net assets (5)(11)(13)	11.72%	10.92%
Ratio of incentive fees and management fees, net of contractual and voluntary waivers, to average net assets (5)(11)(13)	4.32%	5.22%
Average principal debt outstanding	$1,515,784	$1,268,012
Portfolio turnover (6)	42.08%	43.51%

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
(11)
The ratio of voluntary incentive fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2025 and 2024, respectively (Note 5). The ratio of voluntary management fee waiver to average net assets was 0.00% and 0.00% for the nine months ended September 30, 2025 and 2024, respectively (Note 5). The ratio of net investment income without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2025 would be 11.21%. The ratio of net investment income without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2024 would be 12.64%. The ratio of total expenses without the voluntary incentive fee waiver and voluntary management fee waiver to average net assets for the nine months ended September 30, 2025 would be 12.80%. The ratio of total expenses without the voluntary incentive fee waiver to average net assets for the nine months ended September 30, 2024 would be 13.04%.

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

Note 12. Subsequent Events

The Company’s management has evaluated the events and transactions that have occurred through November 10, 2025, the issuance date of the Consolidated Financial Statements, and noted no items requiring disclosure in this Form 10-Q or adjustment of the Consolidated Financial Statements.

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

Overview

Bain Capital Specialty Finance, Inc. (the “Company”, “we”, “our” and “us”) is an externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We are managed by the Advisor, a subsidiary of Bain Capital Credit, LP (“Bain Capital Credit”). Our Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Advisor also provides the administrative services necessary for us to operate (in such capacity, our “Administrator”). Since we commenced operations on October 13, 2016 through September 30, 2025, we have invested approximately $9,688.5 million in aggregate principal amount of debt and equity investments prior to any subsequent exits or repayments. We seek to generate current income and, to a lesser extent, capital appreciation through direct originations of secured debt, including first lien, first lien/last-out, unitranche and second lien debt, investments in strategic joint ventures, equity investments and, to a lesser extent, corporate bonds.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2025 and December 31, 2024, 92.8% and 92.0%, respectively, of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

To the extent that expenses to be borne by us are paid by the Administrator, we will generally reimburse the Administrator for such expenses. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator. We will also reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including certain rent and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment and fees paid to third-party providers for goods or services. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and will be subject to oversight by our Board. We incurred expenses related to the Administrator of $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the Administrator of $1.8 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. We incurred expenses related to the sub-administrator of $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. We incurred expenses related to the sub-administrator of $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. The Administrator will not be reimbursed to the extent that such reimbursements would cause any distributions to our stockholders to constitute a return of capital. All of the foregoing expenses are ultimately borne by our stockholders.

Leverage

We may borrow money from time to time. However, our ability to incur indebtedness (including by issuing preferred stock), is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. As of September 30, 2025, the Company’s asset coverage was 174.9%.

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

Portfolio and Investment Activity

During the three months ended September 30, 2025, we invested $340.1 million, including PIK, in 101 portfolio companies, and had $296.1 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $44.0 million for the period. Of that $340.1 million invested during the three months ended September 30, 2025, $84.5 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

During the nine months ended September 30, 2025, we invested $1,146.9 million, including PIK, in 144 portfolio companies, and had $1,044.8 million in aggregate amount of principal repayments and sales, resulting in a net increase in investments of $102.1 million for the period. Of the $1,146.9 million invested during the nine months ended September 30, 2025, $378.0 million was related to drawdowns on delayed draw term loans and revolvers of our portfolio companies.

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

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
					Weighted Average
					Yield (1)(2)
					at
		Percentage of		Percentage of	Amortized	Market
	Amortized Cost	Total Portfolio	Fair Value	Total Portfolio	Cost	Value
First Lien Senior Secured Loan	$1,658,324	65.6%	$1,639,387	64.6%	11.0%	11.0%
Second Lien Senior Secured Loan	29,806	1.2	30,021	1.2	13.4	13.4
Subordinated Debt	95,482	3.8	93,324	3.7	15.0	15.0
Preferred Equity	110,144	4.4	146,490	5.8	6.4	6.1
Equity Interest	204,038	8.1	225,825	8.9	N/A	N/A
Warrants	—	—	831	0.0	N/A	N/A
Subordinated Notes in Investment Vehicles (3)	360,724	14.3	348,654	13.8	11.1	11.1
Preferred Equity Interest in Investment Vehicles (3)	10	0.0	1,731	0.1	N/A	N/A
Equity Interests in Investment Vehicles (3)	66,209	2.6	47,835	1.9	12.4	17.1
Total	$2,524,737	100.0%	$2,534,098	100.0%	11.1%	11.2%

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

The following table presents certain selected information regarding our investment portfolio as of September 30, 2025:

As of
September 30, 2025
Number of portfolio companies	195
Percentage of debt bearing a floating rate (1)	92.8%
Percentage of debt bearing a fixed rate (1)	7.2%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage at Amortized Cost	Fair Value	Percentage at Fair Value
Performing	$2,488,047	98.5%	$2,515,412	99.3%
Non-accrual	36,690	1.5	18,686	0.7
Total	$2,524,737	100.0%	$2,534,098	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2024 (dollars in thousands):

	As of December 31, 2024
		Percentage at
		Amortized		Percentage at
	Amortized Cost	Cost	Fair Value	Fair Value
Performing	$2,414,650	98.7%	$2,427,455	99.8%
Non-accrual	32,340	1.3	3,734	0.2
Total	$2,446,990	100.0%	$2,431,189	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, there were twelve loans from six issuers placed on non-accrual in the Company’s portfolio. As of December 31, 2024, there were eight loans from five issuers placed on non-accrual in the Company’s portfolio.

The following table shows the amortized cost and fair value of the investment portfolio, cash and cash equivalents and foreign cash as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First Lien Senior Secured Loan	$1,658,324	63.6%	$1,639,387	62.5%
Second Lien Senior Secured Loan	29,806	1.1	30,021	1.1
Subordinated Debt	95,482	3.7	93,324	3.6
Preferred Equity	110,144	4.2	146,490	5.6
Equity Interests	204,038	7.8	225,825	8.6
Warrants	—	—	831	0.0
Subordinated Notes in Investment Vehicles (1)	360,724	13.8	348,654	13.3
Preferred Equity Interest in Investment Vehicles (1)	10	0.0	1,731	0.1
Equity Interests in Investment Vehicles (1)	66,209	2.5	47,835	1.8
Cash and cash equivalents	40,874	1.6	40,874	1.6
Foreign cash	18,858	0.7	19,730	0.8
Restricted cash and cash equivalents	26,168	1.0	26,168	1.0
Total	$2,610,637	100.0%	$2,620,870	100.0%

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

(1)
Represents debt and equity investment in ISLP and SLP.

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

The following table shows the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Number of Companies (1)	Percentage of Total
1	$5,902	0.2%	1	0.5%
2	2,406,482	95.0	182	93.3
3	103,025	4.1	6	3.1
4	18,689	0.7	6	3.1
Total	$2,534,098	100.0%	195	100.0%

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

As of September 30, 2025, the Company had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $254.3 million. The Company has contributed $254.3 million in capital and has $0.0 million in unfunded capital contributions. As of September 30, 2025, Pantheon had commitments with respect to its equity and subordinated note interests of ISLP in the aggregate amount of $149.2 million. Pantheon had contributed $149.2 million in capital and has $0.0 million in unfunded capital contributions. The Company and Pantheon each appointed two members to ISLP’s four-person Member Designees’ Committee. All material decisions with respect to ISLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in ISLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control ISLP due to the allocation of voting rights among ISLP members.

As of September 30, 2025, ISLP had $717.8 million in debt and equity investments, at fair value. The following table is a summary of ISLP’s portfolio at fair value:

	As of	As of
	September 30, 2025	December 31, 2024
Total investments	$717,798	$655,804
Weighted average yield on investments	9.9%	10.6%
Number of borrowers in ISLP	41	35
Largest portfolio company investment	$52,063	$51,142
Total of five largest portfolio company investments	$192,192	$196,173
Unfunded commitments	$—	$3,907

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

As of September 30, 2025, the Company’s investment in SLP consisted of subordinated notes of $157.9 million, preferred equity interests of $1.7 million and equity interests of $6.8 million. As of December 31, 2024, the Company’s investment in SLP consisted of subordinated notes of $146.5 million, preferred equity interests of $10.0 thousand and equity interests of ($4.8) million. The Company and Amberstone each appointed two members to SLP’s four-person Member Designees’ Committee. All material decisions with respect to SLP, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. The Company does not consolidate its investments in SLP as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control SLP due to the allocation of voting rights among SLP members.

The following table is a summary of SLP’s portfolio at fair value:

	As of	As of
	September 30, 2025	December 31, 2024
Total investments	$1,548,938	$1,399,241
Weighted average yield on investments	10.0%	10.6%
Number of borrowers in SLP	94	100
Largest portfolio company investment	$42,336	$35,681
Total of five largest portfolio company investments	$187,132	$171,681
Unfunded commitments	$4,870	$991

Results of Operations

Our operating results for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2025	2024
Total investment income	$67,200	$72,540
Total expenses, net of fee waivers	37,199	37,531
Net investment income before taxes	30,001	35,009
Less: Income taxes, including excise tax	801	1,025
Net investment income	29,200	33,984
Net realized gain (loss)	(10,417)	2,808
Net change in unrealized appreciation	(80)	(3,696)
Net increase in net assets resulting from operations	$18,703	$33,096

Our operating results for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Total investment income	$205,004	$219,310
Total expenses, net of fee waivers	110,151	115,059
Net investment income before taxes	94,853	104,251
Less: Income taxes, including excise tax	2,953	3,200
Net investment income	91,900	101,051
Net realized (gain) loss	(33,702)	1,124
Net change in unrealized appreciation	12,774	(4,894)
Net increase in net assets resulting from operations	$70,972	$97,281

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including additional financing, new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Due to these factors, comparisons may not be meaningful.

Investment Income

The composition of our investment income for the three months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2025	2024
Interest income	$53,950	$55,420
Dividend income	4,181	6,185
PIK income	7,464	5,231
Other income	1,605	5,704
Total investment income	$67,200	$72,540

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $54.0 million for the three months ended September 30, 2025 from $55.4 million for the three months ended September 30, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $4.2 million for the three months ended September 30, 2025 from $6.2 million for the three months ended September 30, 2024, primarily due to a decrease in dividend income from the SLP and ISLP and certain equity investments. PIK income increased to approximately $7.5 million for the three months ended September 30, 2025 from $5.2 million for the three months ended September 30, 2024, primarily due to an increase in the number of investments earning PIK income. Other income decreased to approximately $1.6 million for the three months ended September 30, 2025 from $5.7 million for the three months ended September 30, 2024, primarily due to a decrease in structuring, closing and commitment fees earned on certain investments.

The composition of our investment income for the nine months ended September 30, 2025 and 2024 was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Interest income	$159,004	$166,121
Dividend income	15,755	22,690
PIK income	21,607	16,399
Other income	8,638	14,100
Total investment income	$205,004	$219,310

Interest income from investments, which includes interest and accretion of discounts and fees, decreased to $159.0 million for the nine months ended September 30, 2025 from $166.1 million for the nine months ended September 30, 2024, primarily due to a decrease in yield of the investment portfolio. Dividend income decreased to $15.8 million for the nine months ended September 30, 2025 from $22.7 million for the nine months ended September 30, 2024, primarily due to a decrease in dividend income from the SLP and ISLP. PIK income increased to approximately $21.6 million for the nine months ended September 30, 2025 from $16.4 million for the nine months ended September 30, 2024, primarily due to an increase in the number of investments earning PIK income. Other income decreased to approximately $8.6 million for the nine months ended September 30, 2025 from $14.1 million for the nine months ended September 30, 2024, primarily due to a decrease in structuring, closing and commitment fees earned on certain investments. As of September 30, 2025, the weighted average yield of our investment portfolio decreased to 11.1% from 12.1% as of September 30, 2024, at amortized cost.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2025	2024
Interest and debt financing expenses	$20,310	$18,117
Base management fee	9,430	8,897
Incentive fee	4,599	7,020
Professional fees	713	870
Directors fees	182	173
Other general and administrative expenses	1,965	2,454
Total expenses, net of fee waivers	$37,199	$37,531

The composition of our operating expenses for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Interest and debt financing expenses	$60,986	$53,804
Base management fee	27,755	26,484
Incentive fee	12,267	24,176
Professional fees	2,141	2,700
Directors fees	538	521
Other general and administrative expenses	6,464	7,374
Total expenses, net of fee waivers	$110,151	$115,059

Interest and Debt Financing Expenses

Interest and debt financing expenses on our borrowings totaled approximately $20.3 million and $18.1 million for the three months ended September 30, 2025 and 2024, respectively. Interest and debt financing expense for the three months ended

September 30, 2025 as compared to September 30, 2024 increased primarily due to an increase in debt outstanding. Interest and debt financing expenses on our borrowings totaled approximately $61.0 million and $53.8 million for the nine months ended September 30, 2025 and 2024, respectively. Interest and debt financing expense for the nine months ended September 30, 2025 as compared to September 30, 2024 increased primarily due to an increase in debt outstanding for the period. The weighted average principal debt balance outstanding for the three months ended September 30, 2025 was $1.5 billion compared to $1.3 billion for the three months ended September 30, 2024. The weighted average principal debt balance outstanding for the nine months ended September 30, 2025 was $1.5 billion compared to $1.3 billion for the nine months ended September 30, 2024.

The combined weighted average interest rate (excluding deferred upfront financing costs and unused fees) of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and the year ended December 31, 2024 was 4.8% and 5.1%, respectively.

Management Fee

Management fee (net of waivers) increased to $9.4 million for the three months ended September 30, 2025 from $8.9 million for the three months ended September 30, 2024. Management fee (gross of waivers) increased to $9.4 million for the three months ended September 30, 2025 from $8.9 million for the three months ended September 30, 2024, primarily due to an increase in total assets throughout the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Management fee waived for the three months ended September 30, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Management fee (net of waivers) increased to $27.8 million for the nine months ended September 30, 2025 from $26.5 million for the nine months ended September 30, 2024. Management fee (gross of waivers) increased to $27.8 million for the nine months ended September 30, 2025 from $26.5 million for the nine months ended September 30, 2024, primarily due to an increase in total assets throughout the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Management fee waived for the nine months ended September 30, 2025 and 2024 was $0.0 million and $0.0 million, respectively.

Incentive Fee

Incentive fee (net of waivers) decreased to $4.6 million for the three months ended September 30, 2025 from $7.0 million for the three months ended September 30, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the three months ended September 30, 2025 and $0.0 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, there were no incentive fees related to the GAAP Incentive Fee. Incentive fee (net of waivers) decreased to $12.3 million for the nine months ended September 30, 2025 from $24.2 million for the nine months ended September 30, 2024 primarily due to the incentive fee cap. Incentive fee waivers related to pre-incentive fee net investment income consisted of voluntary waivers of $0.0 million for the nine months ended September 30, 2025 and $0.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, there were no incentive fees related to the GAAP Incentive Fee.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased to $2.7 million for the three months ended September 30, 2025 from $3.3 million for the three months ended September 30, 2024, primarily due to a decrease in costs associated with servicing our investment portfolio.

Professional fees and other general and administrative expenses decreased to $8.6 million for the nine months ended September 30, 2025 from $10.1 million for the nine months ended September 30, 2024, primarily due to a decrease in costs associated with servicing our investment portfolio.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Net realized gain on investments	$10,681	$4,637
Net realized loss on investments	(20,417)	(1,384)
Net realized gain on foreign currency transactions	340	9
Net realized loss on foreign currency transactions	(5)	(474)
Net realized gain on forward currency exchange contracts	44	20
Net realized loss on forward currency exchange contracts	(1,060)	—
Net realized gain (loss)	$(10,417)	$2,808

Change in unrealized appreciation on investments	$41,558	$30,838
Change in unrealized depreciation on investments	(44,478)	(29,839)
Net change in unrealized appreciation on investments	(2,920)	999
Unrealized appreciation on foreign currency translation	(183)	998
Unrealized appreciation on forward currency exchange contracts	3,023	(5,693)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	2,840	(4,695)
Net change in unrealized appreciation	$(80)	$(3,696)

For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on investments of ($9.7) million and $3.3 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.3 million and ($0.5) million, respectively, primarily as a result of fluctuations in the EUR and GBP exchange rates. For the three months ended September 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of $(1.0) million and $0.0 million, respectively, primarily as a result of settling AUD, EUR and GBP forward contracts.

For the three months ended September 30, 2025, we had $41.6 million in unrealized appreciation on 53 portfolio company investments, which was offset by $44.5 million in unrealized depreciation on 141 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the three months ended September 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the three months ended September 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of $3.0 million and ($5.7) million, respectively. For the three months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to EUR and GBP forward contracts.

The following table summarizes our net realized and unrealized gains (losses) for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net realized gain on investments	$17,542	$13,868
Net realized loss on investments	(47,081)	(13,772)
Net realized gain on foreign currency transactions	678	—
Net realized loss on foreign currency transactions	(11)	(888)
Net realized gain on forward currency exchange contracts	425	1,949
Net realized loss on forward currency exchange contracts	(5,255)	(33)
Net realized gain (loss)	$(33,702)	$1,124

Change in unrealized appreciation on investments	$102,322	$63,458
Change in unrealized depreciation on investments	(77,160)	(65,030)
Net change in unrealized appreciation on investments	25,162	(1,572)
Unrealized appreciation on foreign currency translation	1,736	967
Unrealized appreciation on forward currency exchange contracts	(14,124)	(4,289)
Net change in unrealized appreciation on foreign currency and forward currency exchange contracts	(12,388)	(3,322)
Net change in unrealized appreciation	$12,774	$(4,894)

For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on investments of ($29.5) million and $0.1 million, respectively, which were primarily driven by full or partial sales or paydowns of our investments. For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on foreign currency transactions of $0.7 million and ($0.9) million, respectively, primarily as a result of fluctuations in the EUR, GBP, AUD, and NZD exchange rates. For the nine months ended September 30, 2025 and 2024, we had net realized gains (losses) on forward currency contracts of ($4.8) million and $1.9 million, respectively, primarily as a result of settling AUD, EUR and GBP forward contracts.

For the nine months ended September 30, 2025, we had $102.3 million in unrealized appreciation on 92 portfolio company investments, which was offset by $77.2 million in unrealized depreciation on 113 portfolio company investments. Unrealized appreciation for the nine months ended September 30, 2025 resulted from an increase in fair value, primarily due to positive valuation adjustments. Unrealized depreciation for the nine months ended September 30, 2025 resulted from a decrease in fair value, primarily due to a widening of credit spreads and negative valuation adjustments.

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

For the nine months ended September 30, 2025 and 2024, we had unrealized appreciation on forward currency exchange contracts of ($14.1) million and ($4.3) million, respectively. For the nine months ended September 30, 2025, unrealized depreciation on forward currency exchange contracts was primarily due to AUD, EUR and NZD forward contracts.

The following table summarizes the impact of foreign currency for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024
Net change in unrealized appreciation on investments due to foreign currency	$(2,149)	$4,034
Net realized gain on investments due to foreign currency	933	1,014
Net change in unrealized appreciation on foreign currency translation	(183)	998
Net realized gain (loss) on foreign currency transactions	335	(465)
Net change in unrealized appreciation on forward currency exchange contracts	3,023	(5,693)
Net realized gain (loss) on forward currency exchange contracts	(1,016)	20
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$943	$(92)

Included in total net gains (losses) on the Consolidated Statements of Operations were gains (losses) of ($1.1) million and $5.6 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the three months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized gains (losses) on forward currency exchange contracts of $2.0 million and ($5.7) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is $0.9 million and ($0.1) million for the three months ended September 30, 2025 and 2024, respectively.

The following table summarizes the impact of foreign currency for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net change in unrealized appreciation on investments due to foreign currency	$12,622	$2,351
Net realized gain on investments due to foreign currency	3,409	832
Net change in unrealized appreciation on foreign currency translation	1,736	967
Net realized gain (loss) on foreign currency transactions	667	(888)
Net change in unrealized appreciation on forward currency exchange contracts	(14,124)	(4,289)
Net realized gain (loss) on forward currency exchange contracts	(4,830)	1,916
Foreign currency impact to net increase (decrease) in net assets resulting from operations	$(520)	$889

Included in total net gains (losses) on the Consolidated Statements of Operations were gains of $18.4 million and $3.3 million related to realized and unrealized gains and losses on investments, foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates for the nine months ended September 30, 2025 and 2024, respectively. Including the total net realized and unrealized losses on forward currency exchange contracts of ($19.0) million and ($2.4) million, respectively, included in the above table, the net impact of foreign currency on total net gains (losses) on the Consolidated Statements of Operations is ($0.5) million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2025 and 2024, the increase in net assets resulting from operations was $18.7 million and $33.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $0.29 and $0.51, respectively.

For the nine months ended September 30, 2025 and 2024, the increase in net assets resulting from operations was $71.0 million and $97.3 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2025 and 2024, our per share net increase in net assets resulting from operations was $1.10 and $1.51, respectively.

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

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 174.9% and 181.7%, respectively.

At September 30, 2025 and December 31, 2024, we had $86.8 million and $99.1 million in cash, foreign cash, restricted cash and cash equivalents, respectively.

At September 30, 2025, we had approximately $457.0 million of availability on our Sumitomo Credit Facility, subject to existing terms and regulatory requirements. At December 31, 2024 we had approximately $412.3 million of availability on our Sumitomo Credit Facility subject to existing terms and regulatory requirements.

For the nine months ended September 30, 2025, cash, foreign cash, restricted cash, and cash equivalents decreased by $12.3 million. During the nine months ended September 30, 2025, we provided $2.4 million in cash for operating activities. The increase in cash provided by operating activities was primarily related to proceeds from principal payments and sales of investments of $1,052.0 million and a net increase in assets resulting from operations of $71.0 million, which was offset by purchases of investments of $1,150.4 million. During the nine months ended September 30, 2025, we used $17.1 million for financing activities, primarily on repayments of $1,061.2 million and distributions paid during the period of $116.6 million, partially offset by the issuance of the March 2030 Notes for $350.0 million, the execution of the 2019‑1 CLO Replacement Notes for $150.6M and borrowings under our Sumitomo Credit Facility of $664.0 million.

For the nine months ended September 30, 2024, cash, foreign cash, restricted cash, and cash equivalents decreased by $52.7 million. During the nine months ended September 30, 2024, we used $7.1 million in cash for operating activities. The increase in cash used in operating activities was primarily related to purchases of investments of $1,097.8 million, which was offset by proceeds from principal payments and sales of investments of $1,001.5 million and a net increase in assets resulting from operations of $97.3 million. During the nine months ended September 30, 2024, we used $45.7 million for financing activities, primarily on repayments of our Sumitomo Credit Facility of $522.3 million and distributions paid during the period of $85.2 million, partially offset by borrowings of $565.0 million.

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

On May 7, 2019, the Company’s Board authorized the Company to repurchase up to $50 million of its outstanding common stock in accordance with safe harbor rules under the Exchange Act. Any such repurchases will depend upon market conditions and there is no guarantee that the Company will repurchase any particular number of shares or any shares at all. As of September 30, 2025, there have been no repurchases of common stock.

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

The Company may from time to time issue and sell common stock through public or “at the market” offerings. In connection with the issuance of common stock, the Company issued and sold common stock during the nine months ended September 30, 2025:

	Number of Shares of Common		Underwriting Fees/		Average Offering
Issuances of Common Stock	Stock Issued	Gross Proceeds	Offering Expenses	Net Proceeds	Price Per Share
“At the market” offerings	253.9	$4,574.7	$23.2	$4,551.4	$18.02
Total			$23.2	$4,551.4

Debt

The Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Total Aggregate	Principal		Total Aggregate	Principal
	Principal Amount	Amount	Carrying	Principal Amount	Amount	Carrying
	Committed	Outstanding	Value (1)	Committed	Outstanding	Value (1)
2019-1 Debt	$150,615	$150,615	$148,796	$352,500	$352,500	$351,359
March 2026 Notes	300,000	300,000	299,501	300,000	300,000	298,656
October 2026 Notes	300,000	300,000	298,581	300,000	300,000	297,556
March 2030 Notes (2)	350,000	350,000	351,482	—	—	—
Sumitomo Credit Facility	855,000	398,000	398,000	855,000	442,699	442,699
Total Debt	$1,955,615	$1,498,615	$1,496,360	$1,807,500	$1,395,199	$1,390,270

(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
The carrying value of the March 2030 Notes includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to these unaudited consolidated financial statements.

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 6. Debt”.

Distribution Policy

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2025 (dollars in thousands, except per share):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Distributions
February 27, 2025	March 17, 2025	March 31, 2025	$0.42	$27,245
February 27, 2025	March 17, 2025	March 31, 2025	$0.03	$1,946	(1)
May 5, 2025	June 16, 2025	June 30, 2025	$0.42	$27,245
May 5, 2025	June 16, 2025	June 30, 2025	$0.03	$1,946	(1)
August 5, 2025	September 16, 2025	September 30, 2025	$0.42	$27,245
August 5, 2025	September 16, 2025	September 30, 2025	$0.03	$1,946	(1)
Total distributions declared			$1.35	$87,573

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

The following table shows the contractual maturities of our debt obligations as of September 30, 2025 (dollars in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
2019-1 Debt	$150,615	$—	$—	$—	$150,615
March 2026 Notes	300,000	300,000	—	—	—
October 2026 Notes	300,000	—	300,000	—	—
March 2030 Notes	350,000	—	—	350,000	—
Sumitomo Credit Facility	398,000	—	—	398,000	—
Total Debt Obligations	$1,498,615	$300,000	$300,000	$748,000	$150,615

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

Assuming that the statement of financial condition as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands). Net increase (decrease) in net investment income (as shown in the table below) includes the impact of incentive fees.

			Net Increase
	Increase	Increase	(Decrease) in Net
	(Decrease) in	(Decrease) in	Investment
Change in Interest Rates	Interest Income	Interest Expense	Income
Down 100 Basis Points	$(17,961)	$(8,986)	$(7,404)
Down 200 Basis Points	(35,594)	(17,972)	(14,538)
Down 300 Basis Points	(52,257)	(26,864)	(20,949)
Up 100 Basis Points	18,140	8,986	7,552
Up 200 Basis Points	36,280	17,972	15,104
Up 300 Basis Points	54,420	26,958	22,656

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 and 15d‑15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below and discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 except for the following:

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not engage in any unregistered sales of equity securities, issue any common stock under the Company's dividend reinvestment plan, or purchase any common stock during the three months ended September 30, 2025.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

Bain Capital Specialty Finance, Inc.

Date: November 10, 2025	By:	/s/ Michael A. Ewald
	Name:	Michael A. Ewald
	Title:	Chief Executive Officer

Date: November 10, 2025	By:	/s/ Amit Joshi
	Name:	Amit Joshi
	Title:	Chief Financial Officer